Form 10-Q
period 2019-09-30
WINTRUST FINANCIAL CORP
filed 2019-11-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Common Stock — no par value, 57,072,339 shares, as of October 31, 2019

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2019	December 31, 2018	September 30, 2018
Assets
Cash and due from banks	$448,755	$392,142	$279,936
Federal funds sold and securities purchased under resale agreements	59	58	57
Interest bearing deposits with banks	2,260,806	1,099,594	1,137,044
Available-for-sale securities, at fair value	2,270,059	2,126,081	2,164,985
Held-to-maturity securities, at amortized cost ($1.1 billion, $1.0 billion and $911.6 million fair value at September 30, 2019, December 31, 2018, and September 30, 2018 respectively)	1,095,802	1,067,439	966,438
Trading account securities	3,204	1,692	688
Equity securities with readily determinable fair value	46,086	34,717	36,414
Federal Home Loan Bank and Federal Reserve Bank stock	92,714	91,354	99,998
Brokerage customer receivables	14,943	12,609	15,649
Mortgage loans held-for-sale, at fair value	464,727	264,070	338,111
Loans, net of unearned income	25,710,171	23,820,691	23,123,951
Allowance for loan losses	(161,763)	(152,770)	(149,756)
Net loans	25,548,408	23,667,921	22,974,195
Premises and equipment, net	721,856	671,169	664,469
Lease investments, net	228,647	233,208	199,241
Accrued interest receivable and other assets	1,087,864	696,707	700,568
Trade date securities receivable	—	263,523	—
Goodwill	584,315	573,141	537,560
Other intangible assets	43,657	49,424	27,378
Total assets	$34,911,902	$31,244,849	$30,142,731
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$7,067,960	$6,569,880	$6,399,213
Interest bearing	21,642,419	19,524,798	18,517,502
Total deposits	28,710,379	26,094,678	24,916,715
Federal Home Loan Bank advances	574,847	426,326	615,000
Other borrowings	410,488	393,855	373,571
Subordinated notes	435,979	139,210	139,172
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	226	—	—
Accrued interest payable and other liabilities	986,092	669,644	664,885
Total liabilities	31,371,577	27,977,279	26,962,909
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized at September 30, 2019, December 31, 2018 and September 30, 2018; Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at September 30, 2019, December 31, 2018 and September 30, 2018	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2019, December 31, 2018 and September 30, 2018; 56,824,911 shares issued at September 30, 2019, 56,518,119 shares issued at December 31, 2018 and 56,486,573 shares issued at September 30, 2018	56,825	56,518	56,486
Surplus	1,574,011	1,557,984	1,553,353
Treasury stock, at cost, 126,482 shares at September 30, 2019, 110,561 shares at December 31, 2018, and 109,404 shares at September 30, 2018	(6,799)	(5,634)	(5,547)
Retained earnings	1,830,165	1,610,574	1,543,680
Accumulated other comprehensive loss	(38,877)	(76,872)	(93,150)
Total shareholders’ equity	3,540,325	3,267,570	3,179,822
Total liabilities and shareholders’ equity	$34,911,902	$31,244,849	$30,142,731
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest income
Interest and fees on loans	$314,277	$271,134	$920,425	$761,191
Mortgage loans held-for-sale	3,478	5,285	8,791	12,329
Interest bearing deposits with banks	10,326	5,423	20,832	11,462
Federal funds sold and securities purchased under resale agreements	310	—	310	1
Investment securities	24,758	21,710	80,435	60,726
Trading account securities	20	11	33	29
Federal Home Loan Bank and Federal Reserve Bank stock	1,294	1,235	4,088	3,988
Brokerage customer receivables	164	164	497	488
Total interest income	354,627	304,962	1,035,411	850,214
Interest expense
Interest on deposits	76,168	48,736	204,168	110,578
Interest on Federal Home Loan Bank advances	1,774	1,947	8,417	9,849
Interest on other borrowings	3,466	2,003	10,624	5,400
Interest on subordinated notes	5,470	1,773	10,051	5,333
Interest on junior subordinated debentures	2,897	2,940	9,111	8,239
Total interest expense	89,775	57,399	242,371	139,399
Net interest income	264,852	247,563	793,040	710,815
Provision for credit losses	10,834	11,042	46,038	24,431
Net interest income after provision for credit losses	254,018	236,521	747,002	686,384
Non-interest income
Wealth management	23,999	22,634	72,115	68,237
Mortgage banking	50,864	42,014	106,433	112,808
Service charges on deposit accounts	9,972	9,331	28,097	27,339
Gains (losses) on investment securities, net	710	90	2,938	(249)
Fees from covered call options	—	627	2,427	2,893
Trading gains (losses), net	11	(61)	(204)	166
Operating lease income, net	12,025	9,132	34,554	27,569
Other	17,556	16,163	48,592	42,079
Total non-interest income	115,137	99,930	294,952	280,842
Non-interest expense
Salaries and employee benefits	141,024	123,855	400,479	357,966
Equipment	13,314	10,827	37,843	31,426
Operating lease equipment depreciation	8,907	7,370	25,994	20,843
Occupancy, net	14,991	14,404	47,157	41,834
Data processing	6,522	9,335	20,251	26,580
Advertising and marketing	13,375	11,120	36,078	31,726
Professional fees	8,037	9,914	19,821	23,047
Amortization of other intangible assets	2,928	1,163	8,827	3,164
FDIC insurance	148	4,205	7,851	13,165
OREO expense, net	1,170	596	3,092	4,502
Other	24,138	20,848	71,142	60,502
Total non-interest expense	234,554	213,637	678,535	614,755
Income before taxes	134,601	122,814	363,419	352,471
Income tax expense	35,480	30,866	93,686	88,962
Net income	$99,121	$91,948	$269,733	$263,509
Preferred stock dividends	2,050	2,050	6,150	6,150
Net income applicable to common shares	$97,071	$89,898	$263,583	$257,359
Net income per common share—Basic	$1.71	$1.59	$4.65	$4.57
Net income per common share—Diluted	$1.69	$1.57	$4.60	$4.50
Cash dividends declared per common share	$0.25	$0.19	$0.75	$0.57
Weighted average common shares outstanding	56,690	56,366	56,627	56,268
Dilutive potential common shares	773	918	724	912
Average common shares and dilutive common shares	57,463	57,284	57,351	57,180
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$99,121	$91,948	$269,733	$263,509
Unrealized gains (losses) on available-for-sale securities
Before tax	18,231	(18,149)	82,683	(63,788)
Tax effect	(4,860)	4,872	(22,156)	17,123
Net of tax	13,371	(13,277)	60,527	(46,665)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	400	1,001	856	6
Tax effect	(108)	(271)	(230)	(1)
Net of tax	292	730	626	5
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	58	33	416	49
Tax effect	(16)	(9)	(114)	(13)
Net of tax	42	24	302	36
Net unrealized gains (losses) on available-for-sale securities	13,037	(14,031)	59,599	(46,706)
Unrealized (losses) gains on derivative instruments
Before tax	(6,848)	212	(34,012)	4,369
Tax effect	1,834	(57)	9,097	(1,173)
Net unrealized (losses) gains on derivative instruments	(5,014)	155	(24,915)	3,196
Foreign currency adjustment
Before tax	(1,889)	2,586	4,234	(3,927)
Tax effect	418	(644)	(923)	976
Net foreign currency adjustment	(1,471)	1,942	3,311	(2,951)
Total other comprehensive income (loss)	6,552	(11,934)	37,995	(46,461)
Comprehensive income	$105,673	$80,014	$307,728	$217,048
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at June 30, 2018	$125,000	$56,437	$1,547,511	$(5,355)	$1,464,494	$(81,216)	$3,106,871
Net income	—	—	—	—	91,948	—	91,948
Other comprehensive loss, net of tax	—	—	—	—	—	(11,934)	(11,934)
Cash dividends declared on common stock, $0.19 per share	—	—	—	—	(10,712)	—	(10,712)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	3,248	—	—	—	3,248
Common stock issued for:
Exercise of stock options and warrants	—	40	1,536	(192)	—	—	1,384
Restricted stock awards	—	1	(1)	—	—	—	—
Employee stock purchase plan	—	8	639	—	—	—	647
Director compensation plan	—	—	420	—	—	—	420
Balance at September 30, 2018	$125,000	$56,486	$1,553,353	$(5,547)	$1,543,680	$(93,150)	$3,179,822

Balance at January 1, 2018	$125,000	$56,068	$1,529,035	$(4,986)	$1,313,657	$(41,835)	$2,976,939
Cumulative effect adjustment from the adoption of:
ASU 2016-01	—	—	—	—	1,880	(1,880)	—
ASU 2017-12	—	—	—	—	(116)	—	(116)
ASU 2018-02	—	—	—	—	2,974	(2,974)	—
Net income	—	—	—	—	263,509	—	263,509
Other comprehensive loss, net of tax	—	—	—	—	—	(46,461)	(46,461)
Cash dividends declared on common stock, $0.57 per share	—	—	—	—	(32,074)	—	(32,074)
Dividends on preferred stock, $1.23 per share	—	—	—	—	(6,150)	—	(6,150)
Stock-based compensation	—	—	10,346	—	—	—	10,346
Common stock issued for:
Exercise of stock options and warrants	—	283	10,952	(192)	—	—	11,043
Restricted stock awards	—	93	(93)	(369)	—	—	(369)
Employee stock purchase plan	—	23	1,862	—	—	—	1,885
Director compensation plan	—	19	1,251	—	—	—	1,270
Balance at September 30, 2018	$125,000	$56,486	$1,553,353	$(5,547)	$1,543,680	$(93,150)	$3,179,822

Balance at June 30, 2019	$125,000	$56,794	$1,569,969	$(6,650)	$1,747,266	$(45,429)	$3,446,950
Net income	—	—	—	—	99,121	—	99,121
Other comprehensive income, net of tax	—	—	—	—	—	6,552	6,552
Cash dividends declared on common stock, $0.25 per share	—	—	—	—	(14,172)	—	(14,172)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	1,995	—	—	—	1,995
Common stock issued for:
Exercise of stock options and warrants	—	17	718	(149)	—	—	586
Restricted stock awards	—	2	(2)	—	—	—	—
Employee stock purchase plan	—	11	771	—	—	—	782
Director compensation plan	—	1	560	—	—	—	561
Balance at September 30, 2019	$125,000	$56,825	$1,574,011	$(6,799)	$1,830,165	$(38,877)	$3,540,325

Balance at January 1, 2019	$125,000	$56,518	$1,557,984	$(5,634)	$1,610,574	$(76,872)	$3,267,570
Cumulative effect adjustment from the adoption of ASU 2017-08	—	—	—	—	(1,531)	—	(1,531)
Net income	—	—	—	—	269,733	—	269,733
Other comprehensive income, net of tax	—	—	—	—	—	37,995	37,995
Cash dividends declared on common stock, $0.75 per share	—	—	—	—	(42,461)	—	(42,461)
Dividends on preferred stock, $1.23 per share	—	—	—	—	(6,150)	—	(6,150)
Stock-based compensation	—	—	8,278	—	—	—	8,278
Common stock issued for:
Exercise of stock options and warrants	—	112	4,225	(724)	—	—	3,613
Restricted stock awards	—	144	(144)	(441)	—	—	(441)
Employee stock purchase plan	—	32	2,099	—	—	—	2,131
Director compensation plan	—	19	1,569	—	—	—	1,588
Balance at September 30, 2019	$125,000	$56,825	$1,574,011	$(6,799)	$1,830,165	$(38,877)	$3,540,325
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018
Operating Activities:
Net income	$269,733	$263,509
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	46,038	24,431
Depreciation, amortization and accretion, net	64,838	48,908
Stock-based compensation expense	8,278	10,346
Net amortization of premium on securities	4,501	5,998
Accretion of discount on loans	(17,335)	(15,510)
Mortgage servicing rights fair value change, net	30,417	(3,660)
Originations and purchases of mortgage loans held-for-sale	(3,252,539)	(3,027,658)
Proceeds from sales of mortgage loans held-for-sale	3,118,102	3,060,577
Bank owned life insurance ("BOLI") income	(3,469)	(5,448)
(Increase) decrease in trading securities, net	(1,512)	307
Net (increase) decrease in brokerage customer receivables	(2,334)	10,782
Gains on mortgage loans sold	(96,631)	(80,826)
(Gains) losses on investment securities, net	(2,938)	249
Losses (gains) on sales of premises and equipment, net	43	(34)
Net losses on sales and fair value adjustments of other real estate owned	1,823	3,808
Increase in accrued interest receivable and other assets, net	(181,144)	(97,844)
(Decrease) increase in accrued interest payable and other liabilities, net	(8,826)	63,166
Net Cash (Used for) Provided by Operating Activities	(22,955)	261,101
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	391,434	222,387
Proceeds from maturities and calls of held-to-maturity securities	341,912	8,061
Proceeds from sales of available-for-sale securities	905,926	209,640
Proceeds from sales of equity securities with readily determinable fair value	16,200	1,895
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,461	680
Purchases of available-for-sale securities	(1,098,566)	(777,324)
Purchases of held-to-maturity securities	(373,394)	(148,865)
Purchases of equity securities with readily determinable fair value	(25,677)	—
Purchases of equity securities without readily determinable fair value	(1,847)	(3,779)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(1,360)	(10,009)
Distributions from investments in partnerships, net	1,532	3,181
Net cash received (paid) in business combinations	748	(13,749)
Proceeds from sales of other real estate owned	9,656	16,892
Net increase in interest bearing deposits with banks	(1,161,452)	(75,636)
Net increase in loans	(1,744,613)	(1,304,555)
Redemption of BOLI	326	8,134
Purchases of premises and equipment, net	(51,450)	(52,639)
Net Cash Used for Investing Activities	(2,789,164)	(1,915,686)
Financing Activities:
Increase in deposit accounts	2,454,510	1,520,270
Increase in other borrowings, net	10,950	109,112
Increase in Federal Home Loan Bank advances, net	148,442	52,000
Proceeds from the issuance of subordinated notes, net	296,617	—
Cash payments to settle contingent consideration liabilities recognized in business combinations	(66)	—
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	8,056	14,390
Common stock repurchases for tax withholdings related to stock-based compensation	(1,165)	(561)
Dividends paid	(48,611)	(38,224)
Net Cash Provided by Financing Activities	2,868,733	1,656,987
Net Increase in Cash and Cash Equivalents	56,614	2,402
Cash and Cash Equivalents at Beginning of Period	392,200	277,591
Cash and Cash Equivalents at End of Period	$448,814	$279,993
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

The Company adopted ASU No. 2016-02 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2019. The Company elected an optional transition method to apply the new guidance at the date of adoption (i.e. January 1, 2019) and continue applying current lease accounting guidance for comparative periods (i.e. reporting periods in 2018). As a result, as of January 1, 2019, the Company recognized a separate lease liability and right-of-use asset of approximately $199.4 million and $170.6 million, respectively, for leasing arrangements in which the Company is a lessee. The difference in the separate lease liability and right-of-use asset represents any remaining amounts related to prepayments, payment deferrals and lease incentives as of January 1, 2019. As of September 30, 2019, the separate lease liability and right-of-use asset was $192.1 million and $160.9 million, respectively. The separate liability and asset are included within accrued interest payable and other liabilities and accrued interest receivable and other assets, respectively, within the Company's Consolidated Statements of Condition. The leasing arrangements requiring recognition on the Consolidated Statements of Condition primarily related to certain banking facilities under operating lease agreements as well as other leasing arrangements in which the Company has the right-of-use of specific signage related to sponsorships and other agreements and certain automatic teller machines and other equipment. The Company utilized the following other transition elections and practical expedients:

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

The following tables provide a summary of lease costs and future required fixed payments related to the Company's leasing arrangements in which it is the lessee:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$5,299	$17,357
Finance lease cost:
Amortization of right-of-use asset	15	15
Interest on lease liability	26	26
Short-term lease cost	134	446
Variable lease cost	724	2,213
Sublease income	(164)	(345)
Total lease cost	$6,034	$19,712

Cash paid for amounts included in the measurement of operating lease liabilities	$6,458	$18,156
Cash paid for amounts included in the measurement of finance lease liabilities	24	24
Right-of-use asset obtained in exchange for new operating lease liabilities	587	3,635
Right-of-use asset obtained in exchange for new finance lease liabilities	3,498	3,498
Weighted average remaining lease term - operating leases	13.7 years
Weighted average remaining lease term - finance leases	39.8 years
Weighted average discount rate - operating leases	4.10%
Weighted average discount rate - finance leases	4.43%

(In thousands)	Payments
Remaining in 2019	$5,585
2020	23,253
2021	21,424
2022	20,728
2023	18,618
2024	17,741
2025 and thereafter	149,964
Total minimum future amounts	$257,313
Impact of measuring the lease liability on a discounted basis	(65,236)
Total lease liability	$192,077

Allowance for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining lifetime credit loss estimates. This impacts the calculation of an allowance for credit losses for all financial assets measured under the amortized cost basis, including held-to-maturity debt securities and purchased credit deteriorated ("PCD") assets at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach through a cumulative-effect adjustment to the Company's Consolidated Statements of Condition as of the first reporting period of adoption.

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

The Company has continued its efforts in implementation of ASU No. 2016-13 and all subsequent updates issued to clarify and improve specific areas of this ASU. As discussed previously, the Company established a committee consisting of individuals from various areas of the Company tasked with transitioning to the new requirements. Implementation activities in prior periods included a review of historical internal data, the development of modeling methodologies, including the determination of appropriate segmentation and assumptions, and the consideration of certain accounting policy elections. At this time, the Company has started the validation of model methodologies and parallel testing processes for its loan portfolios and held-to-maturity debt investment securities. Controls and processes have been designed and implemented for the continued implementation process and are being designed for the ongoing process following adoption.

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

•
The Company expects to estimate expected credit losses by measuring the face amount or unpaid principal balance component of the amortized cost basis of a financial asset separately from other components such as premiums, discount and deferred fees and costs.

•
The Company expects to not maintain current accounting policies for existing purchase credit impaired ("PCI") financial assets. At the effective date, such assets will be considered PCD assets and measured accordingly under the new rules.

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

(3) Business Combinations and Asset Acquisitions

Bank Acquisitions

On May 24, 2019, the Company completed its acquisition of Rush-Oak Corporation ("ROC"). ROC was the parent company of Oak Bank. Through this business combination, the Company acquired Oak Bank's one banking location in Chicago, Illinois, as well as approximately $223.8 million in assets, including loans with a fair value of approximately $126.1 million, and deposits with a fair value of approximately $161.2 million. The Company recorded goodwill of $10.7 million on the acquisition.

On December 7, 2018, the Company completed its acquisition of certain assets and the assumption of certain liabilities of American Enterprise Bank ("AEB"). Through this asset acquisition, the Company acquired approximately $164.0 million in assets, including loans with a fair value of approximately $119.3 million, and deposits with a fair value of approximately $150.8 million.

On August 1, 2018, the Company completed its acquisition of Chicago Shore Corporation ("CSC"). CSC was the parent company of Delaware Place Bank. Through this business combination, the Company acquired Delaware Place Bank’s one banking location in Chicago, Illinois, approximately $282.8 million in assets, including loans with a fair value of approximately $152.7 million, and deposits with a fair value of approximately $213.1 million. Additionally, the Company recorded goodwill of $26.6 million on the acquisition.

Mortgage Banking Acquisitions

On January 4, 2018, the Company acquired iFreedom Direct Corporation DBA Veterans First Mortgage ("Veterans First") with assets including mortgage-servicing-rights on approximately 10,000 loans, totaling an estimated $1.6 billion in unpaid principal balance. The Company recorded goodwill of $9.1 million on the acquisition.

Wealth Management Acquisitions

On December 14, 2018, the Company acquired Elektra Holding Company, LLC ("Elektra"), the parent company of Chicago Deferred Exchange Company, LLC ("CDEC"). CDEC is a provider of Qualified Intermediary services (as defined by U.S. Treasury regulations) for taxpayers seeking to structure tax-deferred like-kind exchanges under Internal Revenue Code Section 1031. CDEC has successfully facilitated more than 8,000 like-kind exchanges in the past decade for taxpayers nationwide. These transactions typically generate customer deposits during the period following the sale of the property until such proceeds are used to purchase a replacement property. The Company recorded goodwill of $37.3 million on the acquisition.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$220,756	$914	$—	$221,670
U.S. Government agencies	221,891	3,569	(1)	225,459
Municipal	141,311	4,896	(103)	146,104
Corporate notes:
Financial issuers	97,058	126	(4,233)	92,951
Other	1,000	53	—	1,053
Mortgage-backed: (1)
Mortgage-backed securities	1,529,749	18,682	(1,762)	1,546,669
Collateralized mortgage obligations	35,880	370	(97)	36,153
Total available-for-sale securities	$2,247,645	$28,610	$(6,196)	$2,270,059
Held-to-maturity securities
U.S. Government agencies	$859,011	$3,310	$(2,187)	$860,134
Municipal	236,791	8,211	(233)	244,769
Total held-to-maturity securities	$1,095,802	$11,521	$(2,420)	$1,104,903
Equity securities with readily determinable fair value	$43,941	$2,794	$(649)	$46,086

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$126,199	$391	$(186)	$126,404
U.S. Government agencies	139,420	917	(30)	140,307
Municipal	136,831	2,427	(768)	138,490
Corporate notes:
Financial issuers	97,079	35	(7,069)	90,045
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,641,146	2,510	(57,317)	1,586,339
Collateralized mortgage obligations	43,819	500	(823)	43,496
Total available-for-sale securities	$2,185,494	$6,780	$(66,193)	$2,126,081
Held-to-maturity securities
U.S. Government agencies	$814,864	$1,141	$(28,576)	$787,429
Municipal	252,575	1,100	(5,008)	248,667
Total held-to-maturity securities	$1,067,439	$2,241	$(33,584)	$1,036,096
Equity securities with readily determinable fair value	$34,410	$1,532	$(1,225)	$34,717

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$125,153	$—	$(392)	$124,761
U.S. Government agencies	111,997	8	(985)	111,020
Municipal	133,006	1,481	(1,114)	133,373
Corporate notes:
Financial issuers	97,085	87	(4,719)	92,453
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,744,600	121	(87,950)	1,656,771
Collateralized mortgage obligations	47,909	4	(2,306)	45,607
Total available-for-sale securities	$2,260,750	$1,701	$(97,466)	$2,164,985
Held-to-maturity securities
U.S. Government agencies	$713,423	$—	$(47,706)	$665,717
Municipal	253,015	629	(7,764)	245,880
Total held-to-maturity securities	$966,438	$629	$(55,470)	$911,597
Equity securities with readily determinable fair value	$33,512	$4,206	$(1,304)	$36,414

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $27.0 million as of September 30, 2019. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company recorded a no upward adjustment and no downward adjustments on such securities in the third quarter of 2019 related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company monitors its equity investments without a readily determinable fair values to identify potential transactions that may indicate an observable price change requiring adjustment to its carrying amount.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity investment securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	1,950	(1)	—	—	1,950	(1)
Municipal	5,505	(38)	1,532	(65)	7,037	(103)
Corporate notes:
Financial issuers	6,617	(377)	63,126	(3,856)	69,743	(4,233)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	778,842	(1,743)	1,243	(19)	780,085	(1,762)
Collateralized mortgage obligations	1,598	(19)	5,798	(78)	7,396	(97)
Total available-for-sale securities	$794,512	$(2,178)	$71,699	$(4,018)	$866,211	$(6,196)
Held-to-maturity securities
U.S. Government agencies	$232,535	$(2,186)	$2,000	$(1)	$234,535	$(2,187)
Municipal	7,102	(39)	3,591	(194)	10,693	(233)
Total held-to-maturity securities	$239,637	$(2,225)	$5,591	$(195)	$245,228	$(2,420)

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

The Company does not consider securities with unrealized losses at September 30, 2019 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily mortgage-backed securities, U.S. Government agency securities and corporate notes.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Realized gains on investment securities	$801	$1,051	$1,348	$1,057
Realized losses on investment securities	(5)	(50)	(96)	(1,051)
Net realized gains on investment securities	796	$1,001	1,252	$6
Unrealized gains on equity securities with readily determinable fair value	165	530	2,299	2,632
Unrealized losses on equity securities with readily determinable fair value	(251)	(1,111)	(460)	(2,176)
Net unrealized (losses) gains on equity securities with readily determinable fair value	(86)	(581)	1,839	456
Upward adjustments of equity securities without readily determinable fair values	—	—	110	156
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	—	(330)	(263)	(867)
Adjustment and impairment, net, of equity securities without readily determinable fair values	—	(330)	(153)	(711)
Other than temporary impairment charges	—	—	—	—
Gains (losses) on investment securities, net	$710	$90	$2,938	$(249)
Proceeds from sales of available-for-sale securities(1)	$238,008	$649	$905,926	$209,640
Proceeds from sales of equity securities with readily determinable fair value	5,200	1,895	16,200	1,895
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	852	64	1,461	680

(1)	Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

During the nine months ended September 30, 2019, the Company recorded $263,000 of impairment of equity securities without readily determinable fair values. The Company conducts a quarterly assessment of its equity securities without a readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2019, December 31, 2018 and September 30, 2018, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2019		December 31, 2018		September 30, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$201,572	$201,866	$82,206	$82,153	$128,184	$127,844
Due in one to five years	141,319	143,804	168,855	169,307	174,968	174,877
Due in five to ten years	200,118	198,250	121,129	115,206	118,229	113,875
Due after ten years	139,007	143,317	128,339	129,580	46,860	46,011
Mortgage-backed	1,565,629	1,582,822	1,684,965	1,629,835	1,792,509	1,702,378
Total available-for-sale securities	$2,247,645	$2,270,059	$2,185,494	$2,126,081	$2,260,750	$2,164,985
Held-to-maturity securities
Due in one year or less	$7,748	$7,749	$10,009	$9,979	$5,521	$5,511
Due in one to five years	28,138	28,335	29,436	28,995	31,782	31,160
Due in five to ten years	231,021	235,138	295,897	290,206	255,146	243,608
Due after ten years	828,895	833,681	732,097	706,916	673,989	631,318
Total held-to-maturity securities	$1,095,802	$1,104,903	$1,067,439	$1,036,096	$966,438	$911,597

Securities having a fair value of $1.9 billion at September 30, 2019 as well as securities having a fair value of $1.7 billion and $1.7 billion at December 31, 2018 and September 30, 2018, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At September 30, 2019, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2019	2018	2018
Balance:
Commercial	$8,195,602	$7,828,538	$7,473,958
Commercial real estate	7,448,667	6,933,252	6,746,774
Home equity	512,303	552,343	578,844
Residential real estate	1,218,666	1,002,464	924,250
Premium finance receivables—commercial	3,449,950	2,841,659	2,885,327
Premium finance receivables—life insurance	4,795,496	4,541,794	4,398,971
Consumer and other	89,487	120,641	115,827
Total loans, net of unearned income	$25,710,171	$23,820,691	$23,123,951
Mix:
Commercial	32%	33%	32%
Commercial real estate	29	29	29
Home equity	2	2	3
Residential real estate	5	4	4
Premium finance receivables—commercial	13	12	12
Premium finance receivables—life insurance	19	19	19
Consumer and other	0	1	1
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $117.5 million at September 30, 2019, $112.9 million at December 31, 2018 and $98.1 million at September 30, 2018.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $8.9 million at September 30, 2019, $4.5 million at December 31, 2018 and $6.5 million at September 30, 2018. PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition - PCI Loans” below.

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

	September 30, 2019		December 31, 2018
(In thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

PCI loans	$311,258	$286,009	$341,555	$318,394

The following table provides estimated details as of the date of acquisition on loans acquired during the first nine months of 2019 with evidence of credit quality deterioration since origination:

(In thousands)	ROC
Contractually required payments including interest	$27,510
Less: Nonaccretable difference	2,162
Cash flows expected to be collected (1)	25,348
Less: Accretable yield	1,874
Fair value of PCI loans acquired	$23,474
(1) Represents undiscounted expected principal and interest cash at acquisition.

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at September 30, 2019.

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

The following table provides activity for the accretable yield of PCI loans:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Accretable yield, beginning balance	$34,289	$34,347	$34,876	$36,565
Acquisitions	—	2,321	1,874	2,321
Accretable yield amortized to interest income	(4,266)	(4,144)	(12,179)	(12,915)
Reclassification from non-accretable difference (1)	184	1,734	2,190	4,596
Increases in interest cash flows due to payments and changes in interest rates	1,164	(1,093)	4,610	2,598
Accretable yield, ending balance	$31,371	$33,165	$31,371	$33,165

(1)	Reclassification is the result of subsequent increases in expected principal cash flows.

Accretion to interest income accounted for under ASC 310-30 totaled $4.3 million and $4.1 million in the third quarter of 2019 and 2018, respectively. For the first nine months ended September 30, 2019 and 2018, the Company recorded accretion to interest income of $12.2 million and $12.9 million, respectively. These amounts are included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at September 30, 2019, December 31, 2018 and September 30, 2018:

As of September 30, 2019		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$34,397	$—	$2,296	$16,995	$5,096,879	$5,150,567
Franchise	3,752	—	—	7,327	903,695	914,774
Mortgage warehouse lines of credit	—	—	—	3,196	311,501	314,697
Asset-based lending	5,782	—	9,521	23,369	1,007,197	1,045,869
Leases	—	—	—	393	753,770	754,163
PCI - commercial (1)	—	382	1,043	207	13,900	15,532
Total commercial	43,931	382	12,860	51,487	8,086,942	8,195,602
Commercial real estate:
Construction	1,030	—	—	2,103	847,442	850,575
Land	994	—	88	4,947	169,357	175,386
Office	8,158	—	158	2,145	986,470	996,931
Industrial	100	—	950	961	1,007,669	1,009,680
Retail	7,174	—	2,235	3,684	991,627	1,004,720
Multi-family	690	—	1,073	2,265	1,287,797	1,291,825
Mixed use and other	3,411	—	928	10,084	1,987,844	2,002,267
PCI - commercial real estate (1)	—	4,992	4,197	6,909	101,185	117,283
Total commercial real estate	21,557	4,992	9,629	33,098	7,379,391	7,448,667
Home equity	7,920	—	95	3,100	501,188	512,303
Residential real estate, including PCI	13,447	3,244	1,868	1,433	1,198,674	1,218,666
Premium finance receivables
Commercial insurance loans	15,950	10,612	8,853	16,972	3,397,563	3,449,950
Life insurance loans	590	—	17,753	27,795	4,608,450	4,654,588
PCI - life insurance loans (1)	—	—	—	—	140,908	140,908
Consumer and other, including PCI	224	117	55	272	88,819	89,487
Total loans, net of unearned income	$103,619	$19,347	$51,113	$134,157	$25,401,935	$25,710,171

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2018		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$34,298	$—	$1,451	$21,618	$5,062,729	$5,120,096
Franchise	16,051	—	—	8,738	924,190	948,979
Mortgage warehouse lines of credit	—	—	—	—	144,199	144,199
Asset-based lending	635	—	200	3,156	1,022,065	1,026,056
Leases	—	—	—	1,250	564,430	565,680
PCI - commercial (1)	—	3,313	—	99	20,116	23,528
Total commercial	50,984	3,313	1,651	34,861	7,737,729	7,828,538
Commercial real estate
Construction	1,554	—	—	9,424	749,846	760,824
Land	107	—	170	107	141,097	141,481
Office	3,629	—	877	5,077	929,739	939,322
Industrial	285	—	—	16,596	885,367	902,248
Retail	10,753	—	1,890	1,729	878,106	892,478
Multi-family	311	—	77	5,575	970,597	976,560
Mixed use and other	2,490	—	1,617	8,983	2,192,105	2,205,195
PCI - commercial real estate (1)	—	6,241	6,195	4,075	98,633	115,144
Total commercial real estate	19,129	6,241	10,826	51,566	6,845,490	6,933,252
Home equity	7,147	—	131	3,105	541,960	552,343
Residential real estate, including PCI	16,383	1,292	1,692	6,171	976,926	1,002,464
Premium finance receivables
Commercial insurance loans	11,335	7,799	11,382	15,085	2,796,058	2,841,659
Life insurance loans	—	—	8,407	24,628	4,340,856	4,373,891
PCI - life insurance loans (1)	—	—	—	—	167,903	167,903
Consumer and other, including PCI	348	227	87	733	119,246	120,641
Total loans, net of unearned income	$105,326	$18,872	$34,176	$136,149	$23,526,168	$23,820,691

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of September 30, 2018		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$41,322	$—	$2,535	$16,451	$4,745,178	$4,805,486
Franchise	16,351	5,122	—	—	915,817	937,290
Mortgage warehouse lines of credit	—	—	3,000	—	168,860	171,860
Asset-based lending	910	—	590	9,083	1,023,268	1,033,851
Leases	4	—	—	80	509,591	509,675
PCI - commercial (1)	—	3,372	15	—	12,409	15,796
Total commercial	58,587	8,494	6,140	25,614	7,375,123	7,473,958
Commercial real estate:
Construction	1,554	—	1,823	16,228	778,725	798,330
Land	228	—	365	—	118,411	119,004
Office	1,532	—	4,058	3,021	932,166	940,777
Industrial	178	—	122	145	885,486	885,931
Retail	10,586	—	4,570	10,645	861,901	887,702
Multi-family	318	—	—	1,162	922,413	923,893
Mixed use and other	3,119	—	9,654	11,503	2,062,179	2,086,455
PCI - commercial real estate (1)	—	5,578	6,448	1,380	91,276	104,682
Total commercial real estate	17,515	5,578	27,040	44,084	6,652,557	6,746,774
Home equity	8,523	—	1,075	3,478	565,768	578,844
Residential real estate, including PCI	16,062	1,865	1,714	603	904,006	924,250
Premium finance receivables
Commercial insurance loans	13,802	7,028	5,945	13,239	2,845,313	2,885,327
Life insurance loans	—	—	—	22,016	4,203,465	4,225,481
PCI - life insurance loans (1)	—	—	—	—	173,490	173,490
Consumer and other, including PCI	355	295	430	329	114,418	115,827
Total loans, net of unearned income	$114,844	$23,260	$42,344	$109,363	$22,834,140	$23,123,951

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, per the most recent analysis at September 30, 2019, December 31, 2018 and September 30, 2018:

	Performing			Non-performing			Total
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018	September 30, 2019	December 31, 2018	September 30, 2018	September 30, 2019	December 31, 2018	September 30, 2018
Loan Balances:
Commercial
Commercial, industrial and other	$5,116,170	$5,085,798	$4,764,164	$34,397	$34,298	$41,322	$5,150,567	$5,120,096	$4,805,486
Franchise	911,022	932,928	915,817	3,752	16,051	21,473	914,774	948,979	937,290
Mortgage warehouse lines of credit	314,697	144,199	171,860	—	—	—	314,697	144,199	171,860
Asset-based lending	1,040,087	1,025,421	1,032,941	5,782	635	910	1,045,869	1,026,056	1,033,851
Leases	754,163	565,680	509,671	—	—	4	754,163	565,680	509,675
PCI - commercial (1)	15,532	23,528	15,796	—	—	—	15,532	23,528	15,796
Total commercial	8,151,671	7,777,554	7,410,249	43,931	50,984	63,709	8,195,602	7,828,538	7,473,958
Commercial real estate
Construction	849,545	759,270	796,776	1,030	1,554	1,554	850,575	760,824	798,330
Land	174,392	141,374	118,776	994	107	228	175,386	141,481	119,004
Office	988,773	935,693	939,245	8,158	3,629	1,532	996,931	939,322	940,777
Industrial	1,009,580	901,963	885,753	100	285	178	1,009,680	902,248	885,931
Retail	997,546	881,725	877,116	7,174	10,753	10,586	1,004,720	892,478	887,702
Multi-family	1,291,135	976,249	923,575	690	311	318	1,291,825	976,560	923,893
Mixed use and other	1,998,856	2,202,705	2,083,336	3,411	2,490	3,119	2,002,267	2,205,195	2,086,455
PCI - commercial real estate(1)	117,283	115,144	104,682	—	—	—	117,283	115,144	104,682
Total commercial real estate	7,427,110	6,914,123	6,729,259	21,557	19,129	17,515	7,448,667	6,933,252	6,746,774
Home equity	504,383	545,196	570,321	7,920	7,147	8,523	512,303	552,343	578,844
Residential real estate, including PCI	1,205,219	986,081	908,188	13,447	16,383	16,062	1,218,666	1,002,464	924,250
Premium finance receivables
Commercial insurance loans	3,423,388	2,822,525	2,864,497	26,562	19,134	20,830	3,449,950	2,841,659	2,885,327
Life insurance loans	4,653,998	4,373,891	4,225,481	590	—	—	4,654,588	4,373,891	4,225,481
PCI - life insurance loans (1)	140,908	167,903	173,490	—	—	—	140,908	167,903	173,490
Consumer and other, including PCI	89,210	120,184	115,239	277	457	588	89,487	120,641	115,827
Total loans, net of unearned income	$25,595,887	$23,707,457	$22,996,724	$114,284	$113,234	$127,227	$25,710,171	$23,820,691	$23,123,951

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio for the three and nine months ended September 30, 2019 and 2018 is as follows:

Three months ended September 30, 2019		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$74,893	$63,270	$3,631	$8,146	$8,940	$1,541	$160,421
Other adjustments	—	—	—	—	(13)	—	(13)
Reclassification from allowance for unfunded lending-related commitments	—	(30)	—	—	—	—	(30)
Charge-offs	(6,775)	(809)	(1,594)	(25)	(1,866)	(117)	(11,186)
Recoveries	367	385	183	203	563	36	1,737
Provision for credit losses	4,642	2,122	1,500	1,087	1,742	(259)	10,834
Allowance for loan losses at period end	$73,127	$64,938	$3,720	$9,411	$9,366	$1,201	$161,763
Allowance for unfunded lending-related commitments at period end	$—	$1,510	$—	$—	$—	$—	$1,510
Allowance for credit losses at period end	$73,127	$66,448	$3,720	$9,411	$9,366	$1,201	$163,273
Individually evaluated for impairment	$10,606	$3,600	$313	$315	$—	$106	$14,940
Collectively evaluated for impairment	62,160	62,795	3,407	9,037	9,366	1,095	147,860
Loans acquired with deteriorated credit quality	361	53	—	59	—	—	473
Loans at period end
Individually evaluated for impairment	$58,030	$32,155	$18,702	$21,889	$—	$274	$131,050
Collectively evaluated for impairment	8,122,040	7,299,229	493,601	1,070,795	8,104,538	86,887	25,177,090
Loans acquired with deteriorated credit quality	15,532	117,283	—	9,960	140,908	2,326	286,009
Loans held at fair value	—	—	—	116,022	—	—	116,022

Three months ended September 30, 2018	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$60,727	$57,660	$9,551	$6,336	$7,734	$1,394	$143,402
Other adjustments	(1)	(15)	(2)	(14)	14	—	(18)
Reclassification from allowance for unfunded lending-related commitments	—	(2)	—	—	—	—	(2)
Charge-offs	(3,219)	(208)	(561)	(337)	(2,512)	(144)	(6,981)
Recoveries	304	193	142	466	1,142	66	2,313
Provision for credit losses	8,934	619	13	(160)	1,796	(160)	11,042
Allowance for loan losses at period end	$66,745	$58,247	$9,143	$6,291	$8,174	$1,156	$149,756
Allowance for unfunded lending-related commitments at period end	$—	$1,245	$—	$—	$—	$—	$1,245
Allowance for credit losses at period end	$66,745	$59,492	$9,143	$6,291	$8,174	$1,156	$151,001
Individually evaluated for impairment	$10,164	$3,158	$611	$325	$—	$117	$14,375
Collectively evaluated for impairment	55,987	56,316	8,532	5,894	8,174	1,039	135,942
Loans acquired with deteriorated credit quality	594	18	—	72	—	—	684
Loans at period end
Individually evaluated for impairment	$67,381	$31,952	$11,284	$21,781	$—	$401	$132,799
Collectively evaluated for impairment	7,390,781	6,610,140	567,560	815,442	7,110,808	113,812	22,608,543
Loans acquired with deteriorated credit quality	15,796	104,682	—	9,144	173,490	1,614	304,726
Loans held at fair value	—	—	—	77,883	—	—	77,883

Nine months ended September 30, 2019		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$67,826	$60,267	$8,507	$7,194	$7,715	$1,261	$152,770
Other adjustments	—	(35)	(20)	(15)	19	—	(51)
Reclassification from allowance for unfunded lending-related commitments	—	(116)	—	—	—	—	(116)
Charge-offs	(24,658)	(4,869)	(2,372)	(315)	(9,085)	(355)	(41,654)
Recoveries	974	1,112	313	372	1,853	152	4,776
Provision for credit losses	28,985	8,579	(2,708)	2,175	8,864	143	46,038
Allowance for loan losses at period end	$73,127	$64,938	$3,720	$9,411	$9,366	$1,201	$161,763
Allowance for unfunded lending-related commitments at period end	$—	$1,510	$—	$—	$—	$—	$1,510
Allowance for credit losses at period end	$73,127	$66,448	$3,720	$9,411	$9,366	$1,201	$163,273

Nine months ended September 30, 2018		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$57,811	$55,227	$10,493	$6,688	$6,846	$840	$137,905
Other adjustments	(3)	(66)	(2)	(19)	(12)	—	(102)
Reclassification from allowance for unfunded lending-related commitments	—	24	—	—	—	—	24
Charge-offs	(8,116)	(1,176)	(1,530)	(1,088)	(10,487)	(732)	(23,129)
Recoveries	1,232	4,267	436	2,028	2,502	162	10,627
Provision for credit losses	15,821	(29)	(254)	(1,318)	9,325	886	24,431
Allowance for loan losses at period end	$66,745	$58,247	$9,143	$6,291	$8,174	$1,156	$149,756
Allowance for unfunded lending-related commitments at period end	$—	$1,245	$—	$—	$—	$—	$1,245
Allowance for credit losses at period end	$66,745	$59,492	$9,143	$6,291	$8,174	$1,156	$151,001

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	September 30,	December 31,	September 30,
(In thousands)	2019	2018	2018
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$52,485	$60,219	$83,349
Impaired loans with no allowance for loan loss required	78,338	67,050	49,173
Total impaired loans (2)	$130,823	$127,269	$132,522
Allowance for loan losses related to impaired loans	$14,934	$11,437	$14,365
TDRs	$66,308	$66,102	$66,219

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class for the periods ended as follows:

				For the Nine Months Ended
	As of September 30, 2019			September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$20,281	$20,536	$10,606	$20,411	$1,011
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Asset-based lending	130	130	—	130	6
Leases	1,585	1,585	—	1,651	62
Commercial real estate
Construction	—	—	—	—	—
Land	—	—	—	—	—
Office	8,043	8,190	3,470	8,114	283
Industrial	—	—	—	—	—
Retail	5,029	5,029	32	5,076	171
Multi-family	1,168	1,168	25	1,178	39
Mixed use and other	774	821	67	813	30
Home equity	8,374	8,969	313	8,534	251
Residential real estate	6,995	7,261	315	7,061	188
Consumer and other	106	124	106	110	5
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$25,804	$30,152	$—	$29,361	$1,769
Franchise	3,752	10,083	—	11,857	715
Asset-based lending	5,782	6,164	—	5,457	215
Leases	696	733	—	761	36
Commercial real estate
Construction	1,030	1,554	—	1,146	65
Land	994	1,303	—	1,184	54
Office	662	679	—	667	31
Industrial	105	218	—	122	9
Retail	7,507	10,993	—	8,307	437
Multi-family	690	797	—	704	23
Mixed use and other	5,926	6,189	—	6,091	275
Home equity	10,328	12,132	—	10,709	465
Residential real estate	14,894	17,309	—	15,259	595
Consumer and other	168	325	—	190	11
Total impaired loans, net of unearned income	$130,823	$152,444	$14,934	$144,893	$6,746

				For the Twelve Months Ended
	As of December 31, 2018			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$16,703	$17,029	$4,866	$17,868	$1,181
Franchise	16,021	16,256	1,375	16,221	909
Mortgage warehouse lines of credit	—	—	—	—	—
Asset-based lending	557	557	317	689	50
Leases	1,730	1,730	—	1,812	91
Commercial real estate
Construction	1,554	1,554	550	1,554	76
Land	—	—	—	—	—
Office	573	638	21	587	25
Industrial	—	—	—	—	—
Retail	14,633	14,633	3,413	14,694	676
Multi-family	—	—	—	—	—
Mixed use and other	1,188	1,221	293	1,354	66
Home equity	3,133	3,470	282	3,165	131
Residential real estate	4,011	4,263	204	4,056	159
Consumer and other	116	129	116	119	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$18,314	$21,501	$—	$20,547	$1,143
Franchise	5,152	5,154	—	5,320	403
Asset-based lending	207	601	—	569	51
Leases	845	879	—	936	56
Commercial real estate
Construction	1,117	1,117	—	1,218	52
Land	3,396	3,491	—	3,751	198
Office	3,629	3,642	—	3,651	184
Industrial	322	450	—	363	30
Retail	1,592	1,945	—	1,699	110
Multi-family	1,498	1,595	—	1,529	55
Mixed use and other	3,522	3,836	—	3,611	227
Home equity	9,122	12,383	—	9,323	564
Residential real estate	18,053	20,765	—	18,552	883
Consumer and other	281	407	—	293	20
Total impaired loans, net of unearned income	$127,269	$139,246	$11,437	$133,481	$7,347

				For the Nine Months Ended
	As of September 30, 2018			September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$36,564	$36,699	$8,242	$30,259	$1,404
Franchise	16,316	18,504	1,638	18,387	771
Asset-based lending	646	646	283	724	39
Leases	1,777	1,777	1	1,836	69
Commercial real estate
Construction	1,554	1,554	390	1,554	56
Land	1,375	1,375	1	1,508	53
Office	579	647	26	591	19
Industrial	45	154	1	56	6
Retail	15,325	15,567	2,413	15,376	535
Multi-family	1,197	1,197	8	1,209	32
Mixed use and other	1,590	1,801	309	1,754	76
Home equity	2,287	2,651	611	2,303	78
Residential real estate	3,977	4,291	325	3,998	128
Consumer and other	117	130	117	119	5
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$5,758	$7,022	$—	$9,325	$465
Franchise	5,157	5,158	—	5,376	302
Asset-based lending	264	1,088	—	1,623	89
Leases	899	930	—	974	43
Commercial real estate
Construction	1,117	1,117	—	1,252	40
Land	2,325	2,431	—	2,366	98
Office	1,532	2,077	—	1,541	86
Industrial	178	195	—	188	9
Retail	777	946	—	874	42
Multi-family	318	412	—	329	9
Mixed use and other	3,763	4,362	—	3,950	194
Home equity	8,997	12,131	—	9,015	462
Residential real estate	17,804	20,291	—	18,193	643
Consumer and other	284	408	—	295	15
Total impaired loans, net of unearned income	$132,522	$145,561	$14,365	$134,975	$5,768

TDRs

At September 30, 2019, the Company had $66.3 million in loans modified in TDRs. The $66.3 million in TDRs represents 230 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are reviewed at the time of the modification and on a quarterly basis to determine if a specific reserve is necessary. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve. The Company, in accordance with ASC 310-10, continues to individually measure impairment of these loans after the TDR classification is removed. Each TDR was reviewed for impairment at September 30, 2019 and approximately $5.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At September 30, 2019, the Company had $2.5 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $12.6 million and $14.2 million at September 30, 2019 and 2018, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and nine months ended September 30, 2019 and 2018, respectively, which represent TDRs:

Three months ended September 30, 2019 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$3,526	2	$2,721	—	$—	3	$807	—	$—
Commercial real estate
Office	1	5,070	1	5,070	—	—	1	5,070	—	—
Mixed use and other	2	122	1	122	—	—	1	121	—	—
Residential real estate and other	60	4,879	59	4,568	9	1,048	1	311	—	—
Total loans	68	$13,597	63	$12,481	9	$1,048	6	$6,309	—	$—

Three months ended September 30, 2018 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$519	1	$519	—	$—	—	$—	—	$—
Franchise	1	35	1	35	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	20	3,679	20	3,679	7	621	—	—	—	—
Total loans	22	$4,233	22	$4,233	7	$621	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended September 30, 2019, 68 loans totaling $13.6 million were determined to be TDRs, compared to 22 loans totaling $4.2 million during the three months ended September 30, 2018. Of these loans extended at below market terms, the weighted average extension had a term of approximately 13 months during the quarter ended September 30, 2019 compared to 72 months for the quarter ended September 30, 2018. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 161 basis points and 140 basis points during the three months ended September 30, 2019 and 2018, respectively. Interest-only payment terms were approximately nine months during the three months ended September 30, 2019. Additionally, no principal balances were forgiven in the third quarter of 2019 and 2018.

Nine months ended September 30, 2019 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	18	$24,835	8	$5,608	1	$550	12	$20,723	—	$—
Asset based lending	1	76	1	76	—	—	—	—	—	—
Commercial real estate
Office	2	5,382	2	5,382	—	—	1	5,070	—	—
Mixed use and other	4	1,385	3	1,083	—	—	2	423	—	—
Residential real estate and other	102	15,126	101	14,815	24	4,537	1	311	—	—
Total loans	127	$46,804	115	$26,964	25	$5,087	16	$26,527	—	$—

Nine months ended September 30, 2018 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	4	$13,442	3	$692	—	$—	1	$12,750	—	$—
Franchise	3	5,157	1	35	—	—	2	5,122	—	—
Leases	1	239	1	239	—	—	—	—	—	—
Commercial real estate
Office	1	59	1	59	—	—	—	—	—	—
Mixed use and other	1	85	1	85	1	85	—	—	—	—
Residential real estate and other	31	5,846	31	5,846	12	1,417	—	—	—	—
Total loans	41	$24,828	38	$6,956	13	$1,502	3	$17,872	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the nine months ended September 30, 2019, 127 loans totaling $46.8 million were determined to be TDRs, compared to 41 loans totaling $24.8 million in the same period of 2018. Of these loans extended at below market terms, the weighted average extension had a term of approximately 14 months during the nine months ended September 30, 2019 compared to 64 months for the nine months ended September 30, 2018. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 205 basis points and 160 basis points for the year-to-date periods September 30, 2019 and 2018, respectively. Interest-only payment terms were approximately five months during the nine months ended September 30, 2019 compared to seven months during the same period of 2018. Additionally, no principal balance was forgiven in the first nine months of 2019 and 2018.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2019 and 2018, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2019		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	18	$24,835	3	$1,743	6	$13,348
Asset-based lending	2	206	2	206	2	206
Commercial real estate
Office	2	5,382	1	312	1	312
Mixed use and other	5	1,755	1	370	2	672
Residential real estate and other	130	19,041	11	3,914	12	4,154
Total loans	157	$51,219	18	$6,545	23	$18,692

(Dollars in thousands)	As of September 30, 2018		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$15,714	3	$2,447	3	$2,447
Franchise	6	21,413	2	5,122	2	5,122
Leases	1	239	—	—	—	—
Commercial real estate
Office	1	59	—	—	—	—
Mixed use and other	1	85	1	85	1	85
Residential real estate and other	35	6,257	7	1,457	7	1,457
Total loans	49	$43,767	13	$9,111	13	$9,111

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2019	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2019
Community banking	$465,085	$10,726	$—	$123	$475,934
Specialty finance	38,343	—	—	665	39,008
Wealth management	69,713	—	—	(340)	69,373
Total	$573,141	$10,726	$—	$448	$584,315

The community banking segment's goodwill increased $10.8 million in the first nine months of 2019 primarily as a result the acquisition of ROC. The specialty finance segment's goodwill increased $665,000 in the first nine months of 2019 as a result of foreign currency translation adjustments related to the Canadian acquisitions. Wealth management's goodwill decreased $340,000 in the first nine months of 2019 as a result of the subsequent measurement period adjustments related to the acquisition of CDEC.

At June 30, 2019, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. At December 31, 2018, the Company utilized a quantitative approach for its annual goodwill impairment tests of the specialty finance and wealth management segments and determined that no impairment existed at that time. At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. As of September 30, 2019, the Company identified no such indicators of goodwill impairment within the community banking, specialty finance and wealth management segments.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of September 30, 2019 is as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$48,791	$55,366	$44,395
Accumulated amortization	(24,628)	(29,406)	(28,142)
Net carrying amount	$24,163	$25,960	$16,253
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$29,963	$31,760	$22,053
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,962	$1,958	$1,967
Accumulated amortization	(1,526)	(1,436)	(1,407)
Net carrying amount	$436	$522	$560
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$7,940
Accumulated amortization	(7,172)	(3,288)	(3,175)
Net carrying amount	$13,258	$17,142	$4,765
Total intangible assets:
Gross carrying amount	$76,983	$83,554	$60,102
Accumulated amortization	(33,326)	(34,130)	(32,724)
Total intangible assets, net	$43,657	$49,424	$27,378

Estimated amortization
Actual in nine months ended September 30, 2019	$8,828
Estimated remaining in 2019	2,844
Estimated—2020	10,105
Estimated—2021	6,852
Estimated—2022	5,368
Estimated—2023	3,977

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

Total amortization expense associated with finite-lived intangibles totaled approximately $8.8 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of the period	$72,850	$63,194	$75,183	$33,676
Additions from loans sold with servicing retained	14,029	11,340	30,411	23,388
Additions from acquisitions	—	—	407	13,806
Estimate of changes in fair value due to:
Payoffs and paydowns	(7,236)	(1,081)	(13,309)	(3,647)
Changes in valuation inputs or assumptions	(4,058)	1,077	(17,107)	7,307
Fair value at end of the period	$75,585	$74,530	$75,585	$74,530
Unpaid principal balance of mortgage loans serviced for others	$7,901,045	$5,904,300

The Company recognizes MSR assets upon the sale of residential real estate loans to external third parties when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. The initial recognition of MSR assets from loans sold with servicing retained and subsequent changes in fair value of all MSRs are recognized in mortgage banking revenue. MSRs are subject to changes in value from actual and expected prepayment of the underlying loans. Starting in 2019, the Company periodically purchased options for the right to purchase securities not currently held within the banks' investment portfolios. These option transactions are designed primarily to economically hedge a portion of the potential negative fair value adjustments related to MSRs. The Company did not specifically hedge the value of its MSRs during the third quarter of 2018. For more information regarding the hedges in 2019, see Note 15 - Derivative Financial Instruments in Item 1 of this report.

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

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Balance:
Non-interest bearing	$7,067,960	$6,569,880	$6,399,213
NOW and interest bearing demand deposits	2,966,098	2,897,133	2,512,259
Wealth management deposits	2,795,838	2,996,764	2,520,120
Money market	7,326,899	5,704,866	5,429,921
Savings	2,934,348	2,665,194	2,595,164
Time certificates of deposit	5,619,236	5,260,841	5,460,038
Total deposits	$28,710,379	$26,094,678	$24,916,715
Mix:
Non-interest bearing	25%	25%	26%
NOW and interest bearing demand deposits	10	11	10
Wealth management deposits	10	12	10
Money market	25	22	22
Savings	10	10	10
Time certificates of deposit	20	20	22
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC ("Wintrust Investments"), CDEC, trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018
FHLB advances	$574,847	$426,326	$615,000
Other borrowings:
Notes payable	128,433	144,461	149,799
Short-term borrowings	9,677	50,593	17,431
Other	46,774	47,722	48,043
Secured borrowings	225,604	151,079	158,298
Total other borrowings	410,488	393,855	373,571
Subordinated notes	435,979	139,210	139,172
Total FHLB advances, other borrowings and subordinated notes	$1,421,314	$959,391	$1,127,743

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At September 30, 2019, the Company had a notes payable balance of $128.4 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. During the second quarter of 2019, the Company borrowed $35.0 million under the Revolving Credit Facility and paid off such amount prior to June 30, 2019. At September 30, 2019, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.
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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2019, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

In connection with the establishment of the Credit Agreement, all outstanding notes payable under a $150.0 million loan agreement with unaffiliated banks dated December 15, 2014 (as subsequently amended) were paid in full. This loan agreement consisted of a term facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $9.7 million at September 30, 2019 compared to $50.6 million at December 31, 2018 and $17.4 million at September 30, 2018. At September 30, 2019, December 31, 2018 and September 30, 2018, securities sold under repurchase agreements represent $9.7 million, $50.6 million and $17.4 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of September 30, 2019, the Company had pledged securities related to its customer balances in sweep accounts of $20.3 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of September 30, 2019 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$4,431
Collateralized mortgage obligations	2,847
Held-to-maturity securities pledged
U.S. Government agencies	13,000
Total collateral pledged	$20,278
Excess collateral	10,601
Securities sold under repurchase agreements	$9,677

Other Borrowings

Other borrowings at September 30, 2019 represent a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company. At September 30, 2019, the Fixed-Rate Promissory Note had a balance of $46.8 million compared to $47.7 million at December 31, 2018 and $48.0 million at September 30, 2018. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At September 30, 2019, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at September 30, 2019 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At September 30, 2019, the translated balance of the secured borrowing totaled $211.4 million compared to $139.3 million at December 31, 2018 and $147.2 million at September 30, 2018. Additionally, the interest rate under the Receivables Purchase Agreement at September 30, 2019 was 2.6808%. The remaining $14.2 million within secured borrowings at September 30, 2019 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At September 30, 2019, the Company had outstanding subordinated notes totaling $436.0 million compared to $139.2 million and $139.2 million outstanding at December 31, 2018 and September 30, 2018, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. Additionally, at September 30, 2019, the Company had $139.3 million outstanding on previously issued subordinated debt. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(12) Junior Subordinated Debentures

As of September 30, 2019, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2019. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 9/30/2019	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	5.55%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	4.90%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	4.70%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	4.07%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	3.55%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	3.75%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	5.25%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	5.25%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	5.10%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	3.87%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	3.74%	06/2007	09/2037	06/2012
Total			$253,566		4.33%

The junior subordinated debentures totaled $253.6 million at September 30, 2019, December 31, 2018 and September 30, 2018.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2019, the weighted average contractual interest rate on the junior subordinated debentures was 4.33%. The Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted contractual interest rate on the junior subordinated debentures as of September 30, 2019, was 4.52%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At September 30, 2019, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(13) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Revenue from contracts with customers	Location in income statement	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Brokerage and insurance product commissions	Wealth management	$4,686	$5,579	$13,966	$17,394
Trust	Wealth management	4,399	3,003	14,366	9,646
Asset management	Wealth management	14,914	14,052	43,783	41,197
Total wealth management		23,999	22,634	72,115	68,237
Mortgage broker fees	Mortgage banking	235	295	608	862
Service charges on deposit accounts	Service charges on deposit accounts	9,972	9,331	28,097	27,339
Administrative services	Other non-interest income	1,086	1,099	3,125	3,365
Card related fees	Other non-interest income	2,220	2,328	6,932	5,583
Other deposit related fees	Other non-interest income	3,322	3,035	9,404	8,927
Total revenue from contracts with customers		$40,834	$38,722	$120,281	$114,313

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Contract assets	$—	$—	$—

Contract liabilities	$1,429	$1,727	$1,429

Mortgage broker fees receivable	$23	$44	$9
Administrative services receivable	222	275	2,425
Wealth management receivable	9,285	13,610	7,779
Card related fees receivable	114	—	—
Total receivables from contracts with customer	$9,644	$13,929	$10,213

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $667,000 and $278,000 for the nine months ended September 30, 2019 and 2018, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated remaining in 2019	$277
Estimated—2020	553
Estimated—2021	303
Estimated—2022	153
Estimated—2023	143
Estimated—2024	—
Total	$1,429

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
The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2019	September 30, 2018
Net interest income:
Community Banking	$209,912	$202,435	$7,477	4%
Specialty Finance	42,138	36,398	5,740	16
Wealth Management	7,290	4,048	3,242	80
Total Operating Segments	259,340	242,881	16,459	7
Intersegment Eliminations	5,512	4,682	830	18
Consolidated net interest income	$264,852	$247,563	$17,289	7%
Non-interest income:
Community Banking	$82,870	$69,776	$13,094	19%
Specialty Finance	20,003	16,963	3,040	18
Wealth Management	24,422	23,535	887	4
Total Operating Segments	127,295	110,274	17,021	15
Intersegment Eliminations	(12,158)	(10,344)	(1,814)	(18)
Consolidated non-interest income	$115,137	$99,930	$15,207	15%
Net revenue:
Community Banking	$292,782	$272,211	$20,571	8%
Specialty Finance	62,141	53,361	8,780	16
Wealth Management	31,712	27,583	4,129	15
Total Operating Segments	386,635	353,155	33,480	9
Intersegment Eliminations	(6,646)	(5,662)	(984)	(17)
Consolidated net revenue	$379,989	$347,493	$32,496	9%
Segment profit:
Community Banking	$68,792	$63,735	$5,057	8%
Specialty Finance	24,241	22,971	1,270	6
Wealth Management	6,088	5,242	846	16
Consolidated net income	$99,121	$91,948	$7,173	8%
Segment assets:
Community Banking	$28,092,785	$24,590,027	$3,502,758	14%
Specialty Finance	5,739,798	4,897,664	842,134	17
Wealth Management	1,079,319	655,040	424,279	65
Consolidated total assets	$34,911,902	$30,142,731	$4,769,171	16%

	Nine months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2019	September 30, 2018
Net interest income:
Community Banking	$635,645	$583,926	$51,719	9%
Specialty Finance	119,241	100,104	19,137	19
Wealth Management	21,728	12,729	8,999	71
Total Operating Segments	776,614	696,759	79,855	11
Intersegment Eliminations	16,426	14,056	2,370	17
Consolidated net interest income	$793,040	$710,815	$82,225	12%
Non-interest income:
Community Banking	$196,507	$192,028	$4,479	2%
Specialty Finance	59,188	49,005	10,183	21
Wealth Management	74,407	69,789	4,618	7
Total Operating Segments	330,102	310,822	19,280	6
Intersegment Eliminations	(35,150)	(29,980)	(5,170)	(17)
Consolidated non-interest income	$294,952	$280,842	$14,110	5%
Net revenue:
Community Banking	$832,152	$775,954	$56,198	7%
Specialty Finance	178,429	149,109	29,320	20
Wealth Management	96,135	82,518	13,617	17
Total Operating Segments	1,106,716	1,007,581	99,135	10
Intersegment Eliminations	(18,724)	(15,924)	(2,800)	(18)
Consolidated net revenue	$1,087,992	$991,657	$96,335	10%
Segment profit:
Community Banking	$182,553	$187,395	$(4,842)	(3)%
Specialty Finance	67,218	61,482	5,736	9
Wealth Management	19,962	14,632	5,330	36
Consolidated net income	$269,733	$263,509	$6,224	2%

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and collars to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; (4) covered call options to economically hedge specific investment securities and receive fee income effectively enhancing the overall yield on such securities to compensate for net interest margin compression; and (5) options to economically hedge a portion of the potential negative fair value adjustments related to the Company's mortgage servicing rights portfolio. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.

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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2019, December 31, 2018 and September 30, 2018:

	Derivative Assets			Derivative Liabilities
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018	September 30, 2019	December 31, 2018	September 30, 2018
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$—	$6,270	$16,271	$25,895	$1,656	$—
Interest rate derivatives designated as Fair Value Hedges	256	2,636	5,126	8,839	1,756	—
Total derivatives designated as hedging instruments under ASC 815	$256	$8,906	$21,397	$34,734	$3,412	$—
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$134,130	$59,519	$69,865	$134,163	$59,159	$69,342
Interest rate lock commitments	3,373	3,405	4,128	148	2,694	—
Forward commitments to sell mortgage loans	176	—	12	1,658	1,486	1,330
Foreign exchange contracts	351	1,342	751	306	1,337	709
Total derivatives not designated as hedging instruments under ASC 815	$138,030	$64,266	$74,756	$136,275	$64,676	$71,381
Total Derivatives	$138,286	$73,172	$96,153	$171,009	$68,088	$71,381

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

As of September 30, 2019, the Company had fifteen interest rate swap derivatives designated as cash flow hedges of variable rate deposits and certain junior subordinated debentures, and one interest rate collar derivative designated as a cash flow hedge of the Company's variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of September 30, 2019:

	September 30, 2019
(In thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
October 2021	$25,000	$(386)
November 2021	20,000	(334)
December 2021	165,000	(2,841)
May 2022	370,000	(6,628)
June 2022	160,000	(2,796)
July 2022	230,000	(4,027)
August 2022	235,000	(4,196)
Interest Rate Collars:
September 2023	128,571	(4,687)
Total Cash Flow Hedges	$1,333,571	$(25,895)

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Unrealized (loss) gain at beginning of period	$(16,422)	$16,059	$10,742	$11,902
Amount reclassified from accumulated other comprehensive income to interest expense on deposits and other borrowings	(2,428)	(2,319)	(10,071)	(4,338)
Amount of (loss) gain recognized in other comprehensive income	(4,420)	2,531	(23,941)	8,707
Unrealized (loss) gain at end of period	$(23,270)	$16,271	$(23,270)	$16,271

As of September 30, 2019, the Company estimates that during the next twelve months $3.2 million will be reclassified from accumulated other comprehensive income or loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2019, the Company has fifteen interest rate swaps with an aggregate notional amount of $158.1 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables. One of these interest rate swaps with an aggregate notional amount of $6.9 million has terms starting after September 30, 2019.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of September 30, 2019:

		September 30, 2019
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$165,226	$8,458	$—
	Available-for-sale debt securities	1,442	101	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Nine Months Ended
		September 30, 2019	September 30, 2019
Interest rate swaps	Interest and fees on loans	$(2)	$(42)
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2019, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $7.2 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from October 2019 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $904.4 million and interest rate lock commitments with an aggregate notional amount of approximately $525.7 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of September 30, 2019, the Company held foreign currency derivatives with an aggregate notional amount of approximately $38.9 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2019, December 31, 2018 or September 30, 2018.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios. These option transactions are designed primarily to economically hedge a portion of the potential negative fair value adjustments related to its mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options outstanding as of September 30, 2019.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest rate swaps and caps	Trading (losses) gains, net	$(75)	$(55)	$(392)	$89
Mortgage banking derivatives	Mortgage banking revenue	1,026	(1,122)	1,089	858
Foreign exchange contracts	Trading (losses) gains, net	54	(18)	72	51
Covered call options	Fees from covered call options	—	627	2,427	2,893
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	82	—	1,002	—

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2019, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $164.9 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2018	September 30, 2019	December 31, 2018	September 30, 2018
Gross Amounts Recognized	$134,386	$68,425	$91,262	$168,897	$62,571	$69,342
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$134,386	$68,425	$91,262	$168,897	$62,571	$69,342
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(1,572)	(28,124)	(7,887)	(1,572)	(28,124)	(7,887)
Collateral Posted	—	(23,810)	(76,530)	(167,325)	(2,640)	(340)
Net Credit Exposure	$132,814	$16,491	$6,845	$—	$31,807	$61,115

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

Available-for-sale debt securities, trading account securities and equity securities with readily determinable fair value—Fair values for available-for-sale debt securities, trading account securities and equity securities with readily determinable fair value are typically based on prices obtained from independent pricing vendors. Securities measured with these valuation techniques are generally classified as Level 2 of the fair value hierarchy. Typically, standard inputs such as benchmark yields, reported trades for similar securities, issuer spreads, benchmark securities, bids, offers and reference data including market research publications are used to fair value these securities. When these inputs are not available, broker/dealer quotes may be obtained by the vendor to determine the fair value of the security. We review the vendor’s pricing methodologies to determine if observable market information is being used, versus unobservable inputs. Fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy. The fair value of U.S. Treasury securities and certain equity securities with readily determinable fair value are based on unadjusted quoted prices in active markets for identical securities. As such, these securities are classified as Level 1 in the fair value hierarchy.

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

At September 30, 2019, the Company classified $113.1 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $2.8 million of U.S. Government agencies as Level 3 at September 30, 2019. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the third quarter of 2019, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2019 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. Government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At September 30, 2019, the Company classified $10.0 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at September 30, 2019 was 3.36% with discount rates applied ranging from 3%-4%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 15.03% at September 30, 2019. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.35% with credit loss discount ranging from 0%-7% at September 30, 2019.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At September 30, 2019, the Company classified $75.6 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at September 30, 2019 was 9.96% with discount rates applied ranging from 9%-19%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds used as an input to value the MSRs at September 30, 2019 ranged from 0%-93% or a weighted average prepayment speed of 15.03%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $77 and $399, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

Derivative instruments—The Company’s derivative instruments include interest rate swaps, caps and collars, commitments to fund mortgages for sale into the secondary market (interest rate locks), forward commitments to end investors for the sale of mortgage loans and foreign currency contracts. Interest rate swaps, caps and collars are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are classified as Level 2 in the fair value hierarchy. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio. The fair value for mortgage-related derivatives is based on changes in mortgage rates from the date of the commitments. The fair value of foreign currency derivatives is computed based on change in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

At September 30, 2019, the Company classified $3.0 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at September 30, 2019 was 75.00% with pull-through rates applied ranging from 0% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$221,670	$221,670	$—	$—
U.S. Government agencies	225,459	—	222,648	2,811
Municipal	146,104	—	33,046	113,058
Corporate notes	94,004	—	94,004	—
Mortgage-backed	1,582,822	—	1,582,822	—
Trading account securities	3,204	—	3,204	—
Equity securities with readily determinable fair value	46,086	38,020	8,066	—
Mortgage loans held-for-sale	464,727	—	464,727	—
Loans held-for-investment	116,022	—	106,023	9,999
MSRs	75,585	—	—	75,585
Nonqualified deferred compensation assets	13,750	—	13,750	—
Derivative assets	138,286	—	135,307	2,979
Total	$3,127,719	$259,690	$2,663,597	$204,432
Derivative liabilities	$171,009	$—	$171,009	$—

	December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$126,404	$126,404	$—	$—
U.S. Government agencies	140,307	—	137,157	3,150
Municipal	138,490	—	29,564	108,926
Corporate notes	91,045	—	91,045	—
Mortgage-backed	1,629,835	—	1,629,835	—
Trading account securities	1,692	—	1,692	—
Equity securities with readily determinable fair value	34,717	—	34,717	—
Mortgage loans held-for-sale	264,070	—	264,070	—
Loans held-for-investment	93,857	—	82,510	11,347
MSRs	75,183	—	—	75,183
Nonqualified deferred compensation assets	11,282	—	11,282	—
Derivative assets	73,172	—	70,715	2,457
Total	$2,680,054	$126,404	$2,352,587	$201,063
Derivative liabilities	$68,088	$—	$68,088	$—

	September 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$124,761	$—	$124,761	$—
U.S. Government agencies	111,020	—	107,705	3,315
Municipal	133,373	—	35,787	97,586
Corporate notes	93,453	—	93,453	—
Mortgage-backed	1,702,378	—	1,702,378	—
Trading account securities	688	—	688	—
Equity securities with readily determinable fair value	36,414	—	36,414	—
Mortgage loans held-for-sale	338,111	—	338,111	—
Loans held-for-investment	77,883	—	64,427	13,456
MSRs	74,530	—	—	74,530
Nonqualified deferred compensation assets	12,503	—	12,503	—
Derivative assets	96,153	—	93,661	2,492
Total	$2,801,267	$—	$2,609,888	$191,379
Derivative liabilities	$71,381	$—	$71,381	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2019, December 31, 2018 and September 30, 2018 for mortgage loans held-for-sale measured at fair value under ASC 825 was $460.4 million, $253.7 million and $317.4 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $464.7 million, $264.1 million and $338.1 million, for the same respective periods, as shown in the above tables. There were $1.3 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of September 30, 2019 compared to $1.9 million as of December 31, 2018 and $622,000 as of September 30, 2018.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at July 1, 2019	$110,296	$2,977	$10,481	$72,850	$3,596
Total net gains (losses) included in:
Net income (1)	—	—	86	2,735	(617)
Other comprehensive income (loss)	(1,722)	(9)	—	—	—
Purchases	5,668	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,184)	(157)	(1,203)	—	—
Net transfers into/(out of) Level 3	—	—	635	—	—
Balance at September 30, 2019	$113,058	$2,811	$9,999	$75,585	$2,979

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2019	$108,926	$3,150	$11,347	$75,183	$2,457
Total net gains (losses) included in:
Net income (1)	—	—	371	(5)	522
Other comprehensive income (loss)	6,334	134	—	—	—
Purchases(2)	7,192	—	—	407	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(9,394)	(473)	(2,554)	—	—
Net transfers into/(out of) Level 3	—	—	835	—	—
Balance at September 30, 2019	$113,058	$2,811	$9,999	$75,585	$2,979

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at July 1, 2018	$96,566	$3,482	$13,764	$63,194	$3,819
Total net gains (losses) included in:
Net income (1)	—	—	(32)	11,336	(1,327)
Other comprehensive income (loss)	(2,573)	(9)	—	—	—
Purchases	4,830	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,237)	(158)	(1,520)	—	—
Net transfers into/(out of) Level 3	—	—	1,244	—	—
Balance at September 30, 2018	$97,586	$3,315	$13,456	$74,530	$2,492

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2018	$77,181	$3,779	$33,717	$33,676	$2,157
Total net gains (losses) included in:
Net income (1)	—	—	(1,420)	27,048	335
Other comprehensive income (loss)	(5,658)	(306)	—	—	—
Purchases (2)	31,846	—	—	13,806	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(5,783)	(158)	(24,177)	—	—
Net transfers into/(out of) Level 3	—	—	5,336	—	—
Balance at September 30, 2018	$97,586	$3,315	$13,456	$74,530	$2,492

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

(2)
Mortgage servicing rights purchased as a part of the ROC and Veterans First business combinations in 2019 and 2018, respectively. See Note 3 - Business Combinations and Asset Acquisitions for further discussion.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2019.

	September 30, 2019				Three Months Ended September 30, 2019 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2019 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$91,103	$—	$—	$91,103	$9,159	$32,139
Other real estate owned (1)	17,482	—	—	17,482	862	2,468
Total	$108,585	$—	$—	$108,585	$10,021	$34,607

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At September 30, 2019, the Company had $130.8 million of impaired loans classified as Level 3. Of the $130.8 million of impaired loans, $91.1 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $39.7 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At September 30, 2019, the Company had $17.5 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2019 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$113,058	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	2,811	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	9,999	Discounted cash flows	Discount rate	3%-4%	3.36%	Decrease
			Credit discount	0%-7%	1.35%	Decrease
			Constant prepayment rate (CPR)	15.03%	15.03%	Decrease
MSRs	75,585	Discounted cash flows	Discount rate	9%-19%	9.96%	Decrease
			Constant prepayment rate (CPR)	0%-93%	15.03%	Decrease
			Cost of servicing	$70-$200	$77	Decrease
			Cost of servicing - delinquent	$200-$1,000	$399	Decrease
Derivatives	2,979	Discounted cash flows	Pull-through rate	0%-100%	75%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$91,103	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	17,482	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2019		At December 31, 2018		At September 30, 2018
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$448,814	$448,814	$392,200	$392,200	$279,993	$279,993
Interest bearing deposits with banks	2,260,806	2,260,806	1,099,594	1,099,594	1,137,044	1,137,044
Available-for-sale securities	2,270,059	2,270,059	2,126,081	2,126,081	2,164,985	2,164,985
Held-to-maturity securities	1,095,802	1,104,903	1,067,439	1,036,096	966,438	911,597
Trading account securities	3,204	3,204	1,692	1,692	688	688
Equity securities with readily determinable fair value	46,086	46,086	34,717	34,717	36,414	36,414
FHLB and FRB stock, at cost	92,714	92,714	91,354	91,354	99,998	99,998
Brokerage customer receivables	14,943	14,943	12,609	12,609	15,649	15,649
Mortgage loans held-for-sale, at fair value	464,727	464,727	264,070	264,070	338,111	338,111
Loans held-for-investment, at fair value	116,022	116,022	93,857	93,857	77,883	77,883
Loans held-for-investment, at amortized cost	25,594,149	25,472,310	23,726,834	23,780,739	23,046,068	23,261,545
Nonqualified deferred compensation assets	13,750	13,750	11,282	11,282	12,503	12,503
Derivative assets	138,286	138,286	73,172	73,172	96,153	96,153
Accrued interest receivable and other	272,072	272,072	260,281	260,281	254,879	254,879
Total financial assets	$32,831,434	$32,718,696	$29,255,182	$29,277,744	$28,526,806	$28,687,442
Financial Liabilities
Non-maturity deposits	$23,091,143	$23,091,143	$20,833,837	$20,833,837	$19,456,677	$19,456,677
Deposits with stated maturities	5,619,236	5,635,597	5,260,841	5,283,063	5,460,038	5,475,048
FHLB advances	574,847	620,136	426,326	429,830	615,000	615,342
Other borrowings	410,488	410,488	393,855	393,855	373,571	373,571
Subordinated notes	435,979	451,947	139,210	138,345	139,172	146,838
Junior subordinated debentures	253,566	254,426	253,566	263,846	253,566	258,488
Derivative liabilities	171,009	171,009	68,088	68,088	71,381	71,381
Accrued interest payable	22,899	22,899	16,025	16,025	15,374	15,374
Total financial liabilities	$30,579,167	$30,657,645	$27,391,748	$27,426,889	$26,384,779	$26,412,719

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

(17) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of September 30, 2019, approximately 2.8 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.0 million in the third quarter of 2019 and $3.2 million in the third quarter of 2018, and $8.3 million and $10.3 million in the year-to-date periods, respectively.

A summary of the Company's stock option activity for the nine months ended September 30, 2019 and September 30, 2018 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2019	795,014	$42.26
Granted	—	—
Exercised	(112,230)	38.64
Forfeited or canceled	—	—
Outstanding at September 30, 2019	682,784	$42.85	2.4	$14,873
Exercisable at September 30, 2019	667,664	$42.81	2.4	$14,565

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2018	1,084,756	$41.98
Granted	—	—
Exercised	(271,674)	41.36
Forfeited or canceled	(6,942)	39.81
Outstanding at September 30, 2018	806,140	$42.20	3.3	$34,452
Exercisable at September 30, 2018	609,752	$42.42	3.0	$25,924

(1)	Represents the remaining weighted average contractual life in years.

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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2019 and September 30, 2018, was $3.8 million and $12.9 million, respectively. Cash received from option exercises under the Plan for the nine months ended September 30, 2019 and September 30, 2018 was $4.3 million and $11.2 million, respectively.

A summary of the Plans' restricted share activity for the nine months ended September 30, 2019 and September 30, 2018 is presented below:

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	143,263	$60.80	127,787	$53.33
Granted	13,099	71.66	28,506	87.65
Vested and issued	(15,257)	76.69	(10,438)	56.88
Forfeited or canceled	(1,691)	79.50	(982)	55.39
Outstanding at September 30	139,414	$59.85	144,873	$59.82
Vested, but not issuable at September 30	91,505	$52.13	90,294	$51.88

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2019 and September 30, 2018 is presented below:

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	396,855	$67.71	359,196	$54.37
Granted	175,696	71.57	134,326	88.28
Vested and issued	(94,288)	41.00	(82,307)	44.39
Forfeited	(10,430)	74.70	(13,582)	59.18
Outstanding at September 30	467,833	$74.38	397,633	$67.72
Vested, but deferred at September 30	33,701	$42.92	21,477	$43.52
The actual number of shares vested and issued in the first nine months of 2019 were 33,950 more than target due to performance achievement above the target level. The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

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

Other

At the January 2019 Board of Directors meeting, a quarterly cash dividend of $0.25 per share ($1.00 on an annualized basis) was declared. It was paid on February 21, 2019 to shareholders of record as of February 7, 2019. At the April 2019 Board of Directors meeting, a quarterly cash dividend of $0.25 per share ($1.00 on an annualized basis) was declared. It was paid on May 23, 2019 to shareholders of record as of May 9, 2019. At the July 2019 Board of Directors meeting, a quarterly cash dividend of $0.25 per share ($1.00 on an annualized basis) was declared. It was paid on August 22, 2019 to shareholders of record as of August 8, 2019.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at July 1, 2019	$4,209	$(12,044)	$(37,594)	$(45,429)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	13,371	(3,233)	(1,471)	8,667
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(292)	(1,781)	—	(2,073)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(42)	—	—	(42)
Net other comprehensive income (loss) during the period, net of tax	$13,037	$(5,014)	$(1,471)	$6,552
Balance at September 30, 2019	$17,246	$(17,058)	$(39,065)	$(38,877)

Balance at January 1, 2019	$(42,353)	$7,857	$(42,376)	$(76,872)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	60,527	(17,529)	3,311	46,309
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(626)	(7,386)	—	(8,012)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(302)	—	—	(302)
Net other comprehensive income (loss) during the period, net of tax	$59,599	$(24,915)	$3,311	$37,995
Balance at September 30, 2019	$17,246	$(17,058)	$(39,065)	$(38,877)

	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at July 1, 2018	$(54,885)	$11,748	$(38,079)	$(81,216)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(13,277)	1,851	1,942	(9,484)
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(730)	(1,696)	—	(2,426)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(24)	—	—	(24)
Net other comprehensive (loss) income during the period, net of tax	$(14,031)	$155	$1,942	$(11,934)
Balance at September 30, 2018	$(68,916)	$11,903	$(36,137)	$(93,150)

Balance at January 1, 2018	$(15,813)	$7,164	$(33,186)	$(41,835)
Cumulative effect adjustment from the adoption of:
ASU 2016-01	(1,880)	—	—	(1,880)
ASU 2018-02	(4,517)	1,543	—	(2,974)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(46,665)	6,368	(2,951)	(43,248)
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(5)	(3,172)	—	(3,177)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(36)	—	—	(36)
Net other comprehensive (loss) income during the period, net of tax	$(46,706)	$3,196	$(2,951)	$(46,461)
Balance at September 30, 2018	$(68,916)	$11,903	$(36,137)	$(93,150)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2019	2018	2019	2018
Accumulated unrealized gains (losses) on securities
Gains included in net income	$400	$1,001	$856	$6	Gains (losses) on investment securities, net
	400	1,001	856	6	Income before taxes
Tax effect	(108)	(271)	(230)	(1)	Income tax expense
Net of tax	$292	$730	$626	$5	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$(2,635)	$(2,319)	$(10,403)	$(4,338)	Interest on deposits
Amount reclassified to interest expense on other borrowings	196	—	321	—	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	11	—	11	—	Interest on junior subordinated debentures
	2,428	2,319	10,071	4,338	Income before taxes
Tax effect	(647)	(623)	(2,685)	(1,166)	Income tax expense
Net of tax	$1,781	$1,696	$7,386	$3,172	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(In thousands, except per share data)		September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income		$99,121	$91,948	$269,733	$263,509
Less: Preferred stock dividends		2,050	2,050	6,150	6,150
Net income applicable to common shares	(A)	$97,071	$89,898	$263,583	$257,359
Weighted average common shares outstanding	(B)	56,690	56,366	56,627	56,268
Effect of dilutive potential common shares
Common stock equivalents		773	918	724	912
Weighted average common shares and effect of dilutive potential common shares	(C)	57,463	57,284	57,351	57,180
Net income per common share:
Basic	(A/B)	$1.71	$1.59	$4.65	$4.57
Diluted	(A/C)	$1.69	$1.57	$4.60	$4.50

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

(19) Subsequent Events

On October 7, 2019, the Company completed its previously announced acquisition of STC Bancshares Corp. (“STC”).  STC is the parent company of STC Capital Bank, an Illinois state-chartered bank, which operates five banking offices located in the communities of St. Charles, Geneva and South Elgin, Illinois.  As of September 30, 2019, STC Capital Bank had approximately $240 million in assets, approximately $181 million in loans and approximately $208 million in deposits.

On November 1, 2019, the Company completed its previously announced acquisition of SBC, Incorporated (“SBC”).  SBC is the parent company of Countryside Bank, an Illinois state-chartered bank, which operates six banking offices located in Countryside, Burbank, Darien, Homer Glen, Oak Brook and Chicago, Illinois. As of October 31, 2019, Countryside Bank had approximately $578 million in assets, approximately $434 million in loans and approximately $501 million in deposits.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 2019 compared with December 31, 2018 and September 30, 2018, and the results of operations for the three and nine month periods ended September 30, 2019 and September 30, 2018, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2018 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Third Quarter Highlights

The Company recorded net income of $99.1 million for the third quarter of 2019 compared to $91.9 million in the third quarter of 2018. The results for the third quarter of 2019 demonstrate continued momentum on our operating strengths including steady loan and deposit growth and increased revenue from mortgage banking and wealth management services. Net interest income increased in the current period as a result of continued loan growth despite a decrease in net interest margin in the third quarter of 2019 compared to the same period of 2018.

The Company increased its loan portfolio from $23.1 billion at September 30, 2018 and $23.8 billion at December 31, 2018 to $25.7 billion at September 30, 2019. The increase in the current period compared to the prior periods was primarily a result of the Company’s growth in the commercial, commercial real estate, commercial premium finance receivables and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $264.9 million in the third quarter of 2019 compared to $247.6 million in the third quarter of 2018. The higher level of net interest income recorded in the third quarter of 2019 compared to the third quarter of 2018 resulted primarily from a $2.5 billion increase in average loans, and improvement in the yield on earning assets. This was partially offset by an increase in the average balance and cost of interest-bearing liabilities (see "Net Interest Income" for further detail).

Non-interest income totaled $115.1 million in the third quarter of 2019 compared to $99.9 million in the third quarter of 2018. This increase was primarily the result of higher mortgage banking revenue (see “Non-Interest Income” for further detail).

Non-interest expense totaled $234.6 million in the third quarter of 2019, increasing $20.9 million, or 10%, compared to the third quarter of 2018. The increase compared to the third quarter of 2018 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from acquisitions and increased staffing as the Company grows and increased equipment expense (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the third quarter of 2019, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At September 30, 2019, the Company had approximately $2.7 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and nine months ended September 30, 2019, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2019	September 30, 2018	Percentage (%) or Basis Point (bp) Change
Net income	$99,121	$91,948	8%
Net income per common share—Diluted	1.69	1.57	8
Net revenue (1)	379,989	347,493	9
Net interest income	264,852	247,563	7
Net interest margin	3.37%	3.59%	(22) bp
Net interest margin - fully taxable-equivalent (non-GAAP) (2)	3.39	3.61	(22)
Net overhead ratio (3)	1.40	1.53	(13)
Return on average assets	1.16	1.24	(8)
Return on average common equity	11.42	11.86	(44)
Return on average tangible common equity (non-GAAP) (2)	14.36	14.64	(28)

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2019	September 30, 2018	Percentage (%) or Basis Point (bp) Change
Net income	$269,733	$263,509	2%
Net income per common share—Diluted	4.60	4.50	2
Net revenue (1)	1,087,992	991,657	10
Net interest income	793,040	710,815	12
Net interest margin	3.56%	3.58%	(2) bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.58%	3.60%	(2)
Net overhead ratio (3)	1.58%	1.56%	2
Return on average assets	1.11%	1.23%	(12)
Return on average common equity	10.74%	11.71%	(97)
Return on average tangible common equity (non-GAAP) (2)	13.60%	14.47%	(87)
At end of period
Total assets	$34,911,902	$30,142,731	16%
Total loans, excluding loans held-for-sale	25,710,171	23,123,951	11
Total loans, including loans held-for-sale	26,174,898	23,462,062	12
Total deposits	28,710,379	24,916,715	15
Total shareholders’ equity	3,540,325	3,179,822	11
Book value per common share (2)	60.24	54.19	11
Tangible common book value per share (2)	49.16	44.16	11
Market price per common share	64.63	84.94	(24)
Allowance for credit losses to total loans (4)	0.64%	0.65%	(1) bp
Non-performing loans to total loans	0.44	0.55	(11)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2019	2018	2019	2018
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$354,627	$304,962	$1,035,411	$850,214
Taxable-equivalent adjustment:
- Loans	978	941	3,043	2,423
- Liquidity Management Assets	574	575	1,707	1,672
- Other Earning Assets	5	3	8	7
(B) Interest Income (non-GAAP)	$356,184	$306,481	$1,040,169	$854,316
(C) Interest Expense (GAAP)	89,775	57,399	242,371	139,399
(D) Net Interest Income (GAAP) (A minus C)	264,852	247,563	793,040	710,815
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	266,409	249,082	797,798	714,917
Net interest margin (GAAP)	3.37%	3.59%	3.56%	3.58%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.39	3.61	3.58	3.60
(F) Non-interest income	$115,137	$99,930	$294,952	$280,842
(G) Gains (losses) on investment securities, net	710	90	2,938	(249)
(H) Non-interest expense	234,554	213,637	678,535	614,755
Efficiency ratio (H/(D+F-G))	61.84%	61.50%	62.53%	61.98%
Efficiency ratio (non-GAAP) (H/(E+F-G))	61.59%	61.23%	62.26%	61.72%
Reconciliation of Non-GAAP Tangible Common Equity ratio
Total shareholders’ equity	$3,540,325	$3,179,822
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(627,972)	(564,938)
(I) Total tangible common shareholders’ equity	$2,787,353	$2,489,884
(J) Total assets	$34,911,902	$30,142,731
Less: Intangible assets	(627,972)	(564,938)
(K) Total tangible assets	$34,283,930	$29,577,793
Common equity to assets ratio (GAAP) (L/J)	9.8%	10.1%
Tangible common equity ratio (non-GAAP) (I/K)	8.1%	8.4%
Reconciliation of tangible book value per share
Total shareholders’ equity	$3,540,325	$3,179,822
Less: Preferred stock	(125,000)	(125,000)
(L) Total common equity	$3,415,325	$3,054,822
(M) Actual common shares outstanding	56,698	56,377
Book value per common share (L/M)	$60.24	$54.19
Tangible common book value per share (non-GAAP) (I/M)	$49.16	$44.16

Reconciliation of non-GAAP return on average tangible common equity
(N) Net income applicable to common shares	$97,071	$89,898	263,583	257,359
Add: Intangible asset amortization	2,928	1,163	8,827	3,164
Less: Tax effect of intangible asset amortization	(773)	(292)	(2,277)	(798)
After-tax intangible asset amortization	2,155	871	6,550	2,366
(O) Tangible net income applicable to common shares (non-GAAP)	99,226	90,769	270,133	259,725
Total average shareholders' equity	3,496,714	3,131,943	3,407,398	3,064,396
Less: Average preferred stock	(125,000)	(125,000)	(125,000)	(125,000)
(P) Total average common shareholders' equity	3,371,714	3,006,943	3,282,398	2,939,396
Less: Average intangible assets	(630,279)	(547,552)	(625,800)	(539,281)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	2,741,435	2,459,391	2,656,598	2,400,115
Return on average common equity, annualized (N/P)	11.42%	11.86%	10.74%	11.71%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	14.36%	14.64%	13.60%	14.47%

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

Net Income

Net income for the quarter ended September 30, 2019 totaled $99.1 million, an increase of $7.2 million, or 8%, compared to the quarter ended September 30, 2018. On a per share basis, net income for the third quarter of 2019 totaled $1.69 per diluted common share compared to $1.57 for the third quarter of 2018.

The most significant factors impacting net income for the third quarter of 2019 as compared to the same period in the prior year include an increase in net interest income and mortgage banking revenue as well as a reduction in FDIC insurance as a result of assessment credits received, partially offset by increased salaries and employee benefits expense. See "Net Interest Income", "Non-interest Income", and "Non-interest Expense" for further detail.

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

Quarter Ended September 30, 2019 compared to the Quarters Ended June 30, 2019 and September 30, 2018

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the third quarter of 2019 as compared to the second quarter of 2019 (sequential quarters) and third quarter of 2018 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Sep 30, 2019	Jun 30, 2019	Sep 30, 2018	Sep 30, 2019	Jun 30, 2019	Sep 30, 2018	Sep 30, 2019	Jun 30, 2019	Sep 30, 2018
Interest-bearing deposits with banks and cash equivalents(1)	$1,960,898	$893,332	$998,004	$10,636	$5,206	$5,423	2.15%	2.34%	2.16%
Investment securities (2)	3,410,090	3,653,580	3,046,272	25,332	28,290	22,285	2.95	3.11	2.90
FHLB and FRB stock	92,583	105,491	88,335	1,294	1,439	1,235	5.55	5.47	5.54
Liquidity management assets(3)(8)	$5,463,571	$4,652,403	$4,132,611	$37,262	$34,935	$28,943	2.71%	3.01%	2.78%
Other earning assets(3)(4)(8)	17,809	15,719	17,862	189	184	178	4.20	4.68	3.95
Mortgage loans held-for-sale	379,870	281,732	380,235	3,478	3,104	5,285	3.63	4.42	5.51
Loans, net of unearned income(3)(5)(8)	25,346,290	24,553,263	22,823,378	315,255	310,191	272,075	4.93	5.07	4.73
Total earning assets(8)	$31,207,540	$29,503,117	$27,354,086	$356,184	$348,414	$306,481	4.53%	4.74%	4.45%
Allowance for loan losses	(168,423)	(164,231)	(148,503)
Cash and due from banks	297,475	273,679	268,006
Other assets	2,618,000	2,443,204	2,051,520
Total assets	$33,954,592	$32,055,769	$29,525,109

NOW and interest bearing demand deposits	$2,912,961	$2,878,021	$2,519,445	$5,291	$5,553	$2,479	0.72%	0.77%	0.39%
Wealth management deposits	2,888,817	2,605,690	2,517,141	9,163	7,091	8,287	1.26	1.09	1.31
Money market accounts	6,956,755	6,095,285	5,369,324	25,426	21,451	13,260	1.45	1.41	0.98
Savings accounts	2,837,039	2,752,828	2,672,077	5,622	4,959	2,907	0.79	0.72	0.43
Time deposits	5,590,228	5,322,384	5,214,637	30,666	27,970	21,803	2.18	2.11	1.66
Interest-bearing deposits	$21,185,800	$19,654,208	$18,292,624	$76,168	$67,024	$48,736	1.43%	1.37%	1.06%
Federal Home Loan Bank advances	574,833	869,812	429,739	1,774	4,193	1,947	1.22	1.93	1.80
Other borrowings	416,300	419,064	268,278	3,466	3,525	2,003	3.30	3.37	2.96
Subordinated notes	436,041	220,771	139,155	5,470	2,806	1,773	5.02	5.08	5.10
Junior subordinated debentures	253,566	253,566	253,566	2,897	3,064	2,940	4.47	4.78	4.54
Total interest-bearing liabilities	$22,866,540	$21,417,421	$19,383,362	$89,775	$80,612	$57,399	1.56%	1.51%	1.17%
Non-interest bearing deposits	6,776,786	6,487,627	6,461,195
Other liabilities	814,552	736,381	548,609
Equity	3,496,714	3,414,340	3,131,943
Total liabilities and shareholders’ equity	$33,954,592	$32,055,769	$29,525,109
Interest rate spread(6)(8)							2.97%	3.23%	3.28%
Less: Fully tax-equivalent adjustment				(1,557)	(1,600)	(1,519)	(0.02)	(0.02)	(0.02)
Net free funds/contribution(7)	$8,341,000	$8,085,696	$7,970,724				0.42	0.41	0.33
Net interest income/ margin (GAAP)(8)				$264,852	$266,202	$247,563	3.37%	3.62%	3.59%
Fully taxable-equivalent adjustment				1,557	1,600	1,519	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$266,409	$267,802	$249,082	3.39%	3.64%	3.61%

(1)	Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018 were $1.6 million, $1.6 million and $1.5 million, respectively.

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

For the third quarter of 2019, net interest income totaled $264.9 million, a decrease of $1.3 million as compared to the second quarter of 2019, and an increase of $17.3 million as compared to the third quarter of 2018. Net interest margin was 3.37% (3.39% on a fully taxable-equivalent basis, non-GAAP) during the third quarter of 2019 compared to 3.62% (3.64% on a fully taxable-equivalent basis, non-GAAP) during the second quarter of 2019, and 3.59% (3.61% on a fully taxable-equivalent basis, non-GAAP) during the third quarter of 2018.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest-bearing deposits with banks and cash equivalents(1)	$1,254,534	$836,710	$21,142	$11,463	2.26%	1.83%
Investment securities (2)	3,653,941	2,943,802	82,142	62,398	3.08	2.83
FHLB and FRB stock	97,624	102,893	4,088	3,988	5.60	5.18
Liquidity management assets(3)(8)	$4,916,099	$3,883,405	$107,372	$77,849	2.92%	2.68%
Other earning assets(3)(4)(8)	15,722	22,190	538	524	4.56	3.15
Mortgage loans held-for-sale	283,966	355,491	8,791	12,329	4.14	4.64
Loans, net of unearned income(3)(5)(8)	24,598,857	22,276,827	923,468	763,614	5.02	4.58
Total earning assets(8)	$29,814,644	$26,537,913	$1,040,169	$854,316	4.66%	4.30%
Allowance for loan losses	(163,518)	(146,287)
Cash and due from banks	284,779	264,294
Other assets	2,482,970	1,984,460
Total assets	$32,418,875	$28,640,380

NOW and interest bearing demand deposits	$2,865,175	$2,357,768	$15,457	$5,765	0.72%	0.33%
Wealth management deposits	2,703,853	2,378,468	23,254	20,721	1.15	1.16
Money market accounts	6,326,336	4,927,639	66,337	26,038	1.40	0.71
Savings accounts	2,768,875	2,728,986	14,830	8,348	0.72	0.41
Time deposits	5,394,651	4,701,247	84,290	49,706	2.09	1.41
Interest-bearing deposits	$20,058,890	$17,094,108	$204,168	$110,578	1.36%	0.86%
FHLB advances	679,589	768,029	8,417	9,849	1.66	1.71
Other borrowings	433,465	257,175	10,624	5,400	3.28	2.81
Subordinated notes	266,430	139,125	10,051	5,333	5.03	5.11
Junior subordinated debentures	253,566	253,566	9,111	8,239	4.74	4.28
Total interest-bearing liabilities	$21,691,940	$18,512,003	$242,371	$139,399	1.49%	1.01%
Non-interest bearing deposits	6,570,815	6,546,269
Other liabilities	748,722	517,712
Equity	3,407,398	3,064,396
Total liabilities and shareholders’ equity	$32,418,875	$28,640,380
Interest rate spread(6)(8)					3.17%	3.29%
Less: Fully tax-equivalent adjustment			(4,758)	(4,102)	(0.02)	(0.02)
Net free funds/contribution(7)	$8,122,704	$8,025,910			0.41	0.31
Net interest income/ margin (GAAP)(8)			$793,040	$710,815	3.56%	3.58%
Fully taxable-equivalent adjustment			4,758	4,102	0.02	0.02
Net interest income/ margin, fully taxable-equivalent (non-GAAP)(8)			$797,798	$714,917	3.58%	3.60%

(1)	Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the nine months ended September 30, 2019 and September 30, 2018 were $4.8 million and $4.1 million, respectively.

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

For the nine months ended September 30, 2019, net interest income totaled $793.0 million, an increase of $82.2 million as compared to the first nine months of 2018. Net interest margin was 3.56% (3.58% on a fully taxable-equivalent basis, non-GAAP) for the nine months ended September 30, 2019 compared to 3.58% (3.60% on a fully taxable-equivalent basis, non-GAAP) for the same period of 2018 . The decrease in net interest margin compared to the first nine months of 2018 is primarily the result of an increase in the rate of interest bearing liabilities, partially offset by an increase in the rate on interest earning assets .

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended September 30, 2019 to June 30, 2019 and September 30, 2018, and nine month periods ended September 30, 2019 and 2018. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2019 Compared to Second Quarter of 2019	Third Quarter of 2019 Compared to Third Quarter of 2018	First Nine Months of 2019 Compared to First Nine Months of 2018
(In thousands)
Net interest income (GAAP) for comparative period	$266,202	$247,563	$710,815
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	12,061	26,731	76,147
Change due to interest rate fluctuations (rate)	(16,304)	(9,442)	6,078
Change due to number of days in each period	2,893	—	—
Net interest income (GAAP) for the period ended September 30, 2019	$264,852	$264,852	$793,040
Fully taxable-equivalent adjustment	1,557	1,557	4,758
Net interest income, fully taxable-equivalent (non-GAAP)	$266,409	$266,409	$797,798

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2019	September 30, 2018
Brokerage	$4,686	$5,579	$(893)	(16)%
Trust and asset management	19,313	17,055	2,258	13
Total wealth management	23,999	22,634	1,365	6
Mortgage banking	50,864	42,014	8,850	21
Service charges on deposit accounts	9,972	9,331	641	7
Gains on investment securities, net	710	90	620	NM
Fees from covered call options	—	627	(627)	(100)
Trading (losses) gains, net	11	(61)	72	NM
Operating lease income, net	12,025	9,132	2,893	32
Other:
Interest rate swap fees	4,811	2,359	2,452	104
BOLI	830	3,190	(2,360)	NM
Administrative services	1,086	1,099	(13)	(1)
Foreign currency remeasurement gains (losses)	(55)	348	(403)	NM
Early pay-offs of capital leases	6	11	(5)	(45)
Miscellaneous	10,878	9,156	1,722	19
Total Other	17,556	16,163	1,393	9
Total Non-interest Income	$115,137	$99,930	$15,207	15%

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2019	September 30, 2018
Brokerage	$13,966	$17,394	$(3,428)	(20)%
Trust and asset management	58,149	50,843	7,306	14
Total wealth management	72,115	68,237	3,878	6
Mortgage banking	106,433	112,808	(6,375)	(6)
Service charges on deposit accounts	28,097	27,339	758	3
Gains (losses) on investment securities, net	2,938	(249)	3,187	NM
Fees from covered call options	2,427	2,893	(466)	(16)
Trading (losses) gains, net	(204)	166	(370)	NM
Operating lease income, net	34,554	27,569	6,985	25
Other:
Interest rate swap fees	10,866	8,425	2,441	29
BOLI	3,570	5,448	(1,878)	(34)
Administrative services	3,125	3,365	(240)	(7)
Foreign currency remeasurement gains (losses)	522	(524)	1,046	NM
Early pay-offs of capital leases	11	598	(587)	(98)
Miscellaneous	30,498	24,767	5,731	23
Total Other	48,592	42,079	6,513	15
Total Non-interest Income	$294,952	$280,842	$14,110	5%
NM - Not meaningful.

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue increased in the third quarter of 2019 as compared to the third quarter of 2018 resulting primarily from gains on loans sold, gains on capitalized mortgage servicing rights ("MSRs"), and higher servicing and processing fees. Mortgage loans originated for sale totaled $1.4 billion in the third quarter of 2019 as compared to $1.2 billion in the third quarter of 2018. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During the third quarter of 2019, the fair value of the mortgage servicing rights portfolio increased as retained servicing rights led to capitalization of $14.0 million partially offset by negative fair value adjustments of $4.1 million and a reduction in value due to payoffs and paydowns of the existing portfolio. The Company purchased an option in the third quarter of 2019 to economically hedge a portion of the potential negative fair value changes recorded in earnings related to its mortgage servicing portfolio. There were no such options outstanding as of September 30, 2019.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Originations:
Retail originations	$913,631	$642,213	$1,948,743	$1,949,036
Correspondent originations	50,639	310,446	381,705	559,896
Veterans First originations	456,005	199,774	922,091	518,726
Total originations for sale (A)	$1,420,275	$1,152,433	$3,252,539	$3,027,658
Originations for investment	154,897	54,172	354,823	165,655
Total originations	$1,575,172	$1,206,605	$3,607,362	$3,193,313

Purchases as a percentage of originations for sale	48%	76%	57%	77%
Refinances as a percentage of originations for sale	52	24	43	23
Total	100%	100%	100%	100%

Production Margin:
Production revenue (B) (1)	$42,713	$25,253	$89,214	$73,593
Production margin (B/A)	3.01%	2.19%	2.74%	2.43%

Mortgage Servicing:
Loans serviced for others (C)	$7,901,045	$5,904,300
MSRs, at fair value (D)	75,585	74,530
Percentage of MSRs to loans serviced for others (D/C)	0.96%	1.26%

Components of Mortgage Banking Revenue:
Production revenue	$42,713	$25,253	$89,214	$73,593
MSR current period capitalization	14,029	11,330	30,411	23,378
MSR collection of expected cash flow - paydowns	(456)	(689)	(1,418)	(1,771)
MSR collection of expected cash flow - payoffs	(6,781)	(392)	(11,892)	(1,876)
MSR changes in fair value model assumptions	(4,058)	1,077	(17,107)	7,307
Gain on derivative contract held as an economic hedge, net	82	—	1,002	—
MSR valuation adjustment, net of gain on derivative contract held as an economic hedge	(3,976)	1,077	(16,105)	7,307
Servicing income	5,989	3,942	16,909	10,352
Other	(654)	1,493	(686)	1,825
Total mortgage banking revenue	$50,864	$42,014	$106,433	$112,808

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at September 30, 2019 and September 30, 2018.

Operating lease income increased as compared to the third quarter of 2018 resulting primarily from increases in rental income and net gains on sale of lease assets.

Other non-interest income increased in the third quarter of 2019 as compared to the third quarter of 2018 as a result of an increase in interest rate swap fees of $2.5 million offset by a decrease in bank owned life insurance ("BOLI") income of $2.4 million. Miscellaneous income increased primarily from increases in credit card fees, syndication fees and other miscellaneous income.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2019	September 30, 2018
Salaries and employee benefits:
Salaries	$78,067	$69,893	$8,174	12%
Commissions and incentive compensation	40,289	34,046	6,243	18
Benefits	22,668	19,916	2,752	14
Total salaries and employee benefits	141,024	123,855	17,169	14
Equipment	13,314	10,827	2,487	23
Operating lease equipment depreciation	8,907	7,370	1,537	21
Occupancy, net	14,991	14,404	587	4
Data processing	6,522	9,335	(2,813)	(30)
Advertising and marketing	13,375	11,120	2,255	20
Professional fees	8,037	9,914	(1,877)	(19)
Amortization of other intangible assets	2,928	1,163	1,765	NM
FDIC insurance	148	4,205	(4,057)	(96)
OREO expense, net	1,170	596	574	96
Other:
Commissions—3rd party brokers	734	1,059	(325)	(31)
Postage	2,321	2,205	116	5
Miscellaneous	21,083	17,584	3,499	20
Total other	24,138	20,848	3,290	16
Total Non-interest Expense	$234,554	$213,637	$20,917	10%

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2019	September 30, 2018
Salaries and employee benefits:
Salaries	$227,464	$198,855	$28,609	14%
Commissions and incentive compensation	108,374	101,902	6,472	6
Benefits	64,641	57,209	7,432	13
Total salaries and employee benefits	400,479	357,966	42,513	12
Equipment	37,843	31,426	6,417	20
Operating lease equipment depreciation	25,994	20,843	5,151	25
Occupancy, net	47,157	41,834	5,323	13
Data processing	20,251	26,580	(6,329)	(24)
Advertising and marketing	36,078	31,726	4,352	14
Professional fees	19,821	23,047	(3,226)	(14)
Amortization of other intangible assets	8,827	3,164	5,663	NM
FDIC insurance	7,851	13,165	(5,314)	(40)
OREO expense, net	3,092	4,502	(1,410)	(31)
Other:
Commissions—3rd party brokers	2,201	3,485	(1,284)	(37)
Postage	7,377	6,638	739	11
Miscellaneous	61,564	50,379	11,185	22
Total other	71,142	60,502	10,640	18
Total Non-interest Expense	$678,535	$614,755	$63,780	10%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the third quarter of 2019 compared to the third quarter of 2018 due to increased staffing as the Company grows. Commissions and incentive compensation increased in the current quarter primarily related to the increased volume of mortgage originations for sale. The increase in benefits expense relates primarily to increases in employee insurance expense in the current quarter.

Other miscellaneous expense increased in the third quarter of 2019 compared to the third quarter of 2018 as a result of various other expenses. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Advertising and marketing expense increased in the third quarter of 2019 compared to the third quarter of 2018 primarily related to higher corporate sponsorship costs as well as increased spending related to deposit generation and brand awareness to grow our loan and deposit portfolios. The level of marketing expenditures depends on the timing of sponsorship programs utilized which are determined based on the market area, targeted audience, competition and various other factors.

FDIC insurance expense decreased in the third quarter of 2019 compared to the third quarter of 2018. The decrease in the current quarter relates primarily to FDIC assessment credits received by the 15 Wintrust affiliate banks.

Equipment expense increased in the third quarter of 2019 compared to the third quarter of 2018 as a result of higher software license fees, software and computer depreciation expense, and maintenance and repairs.
Data processing expense decreased in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to the realization of a full quarter impact of favorable contract negotiations on various data processing contracts which were completed in the first quarter of 2019.

Income Taxes

The Company recorded income tax expense of $35.5 million in the third quarter of 2019 compared to $30.9 million in the third quarter of 2018. The effective tax rates were 26.36% in the third quarter of 2019 compared to 25.13% in the third quarter of 2018. During the first nine months of 2019, the Company recorded income tax expense of $93.7 million compared to $89.0 million for the first nine months of 2018. The effective tax rates were 25.78% for the first nine months of 2019 and 25.24% for the first nine months of 2018.

The quarterly and year-to-date effective tax rates were impacted by excess tax benefits related to share-based compensation. These excess tax benefits were $76,000 in the third quarter of 2019 compared to $370,000 in the third quarter of 2018 and $1.7 million in the first nine months of 2019 compared to $3.7 million in the first nine months of 2018. Excess tax benefits are expected to be higher in the first quarter when the majority of the Company's shared-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

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

The community banking segment’s net interest income for the quarter ended September 30, 2019 totaled $209.9 million as compared to $202.4 million for the same period in 2018, an increase of $7.5 million, or 4%. On a year-to-date basis, net interest income for the segment increased by $51.7 million from $583.9 million for the nine months ended September 30, 2018 to $635.6 million for the nine months ended September 30, 2019. The increase in both three and nine month periods is primarily attributable to growth in earning assets. The community banking segment’s non-interest income totaled $82.9 million in the third quarter of 2019, an increase of $13.1 million, or 19%, when compared to the third quarter of 2018 total of $69.8 million. On a year-to-date basis, non-interest income totaled $196.5 million for the nine months ended September 30, 2019, an increase of $4.5 million, or 2%, compared to $192.0 million in the nine months ended September 30, 2018. The community banking segment’s net income for the quarter ended September 30, 2019 totaled $68.8 million, an increase of $5.1 million as compared to net income in the third quarter of 2018 of $63.7 million. On a year-to-date basis, the community banking segment's net income was $182.6 million for the first nine months of 2019 as compared to $187.4 million for the first nine months of 2018.

The specialty finance segment's net interest income totaled $42.1 million for the quarter ended September 30, 2019, compared to $36.4 million for the same period in 2018, an increase of $5.7 million, or 16%. On a year-to-date basis, net interest income increased by $19.1 million in the first nine months of 2019 as compared to the first nine months of 2018. The increase is primarily attributable to growth in earning assets and higher yields on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $20.0 million and $17.0 million for the three month periods ended September 30, 2019 and 2018, respectively. On a year-to-date basis, non-interest income increased by $10.2 million in the first nine months of 2019 as compared to the first nine months of 2018. The increase in non-interest income in the current year periods are primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company's leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 41%, 35%, 20% and 4%, respectively, of the total revenues of our specialty finance business for the nine month period ended September 30, 2019. The net income of the specialty finance segment for the quarter ended September 30, 2019 totaled $24.2 million as compared to $23.0 million for the quarter ended September 30, 2018. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2019 totaled $67.2 million as compared to $61.5 million for the nine months ended September 30, 2018.

The wealth management segment reported net interest income of $7.3 million for the third quarter of 2019 compared to $4.0 million in the same quarter of 2018. On a year-to-date basis, net interest income totaled $21.7 million for the first nine months of 2019 as compared to $12.7 million for the first nine months of 2018. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.6 billion and $874.8 million in the first nine months of 2019 and 2018, respectively. This segment recorded non-interest income of $24.4 million for the third quarter of 2019 compared to $23.5 million for the third quarter of 2018. On a year-to-date basis, the wealth management segment's non-interest income totaled $74.4 million during the first nine months of 2019 as compared to $69.8 million in the first nine months of 2018. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $6.1 million for the third quarter of 2019 compared to $5.2 million for the third quarter of 2018. On a year-to-date basis, the wealth management segment's net income totaled $20.0 million and $14.6 million for the nine month periods ended September 30, 2019 and 2018, respectively.

Financial Condition

Total assets were $34.9 billion at September 30, 2019, representing an increase of $4.8 billion, or 16%, when compared to September 30, 2018 and an increase of approximately $1.3 billion, or 15% on an annualized basis, when compared to June 30, 2019. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $30.4 billion at September 30, 2019, $29.2 billion at June 30, 2019, and $26.3 billion at September 30, 2018. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2019		June 30, 2019		September 30, 2018
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$379,870	1%	$281,732	1%	$380,235	1%
Loans, net of unearned income
Commercial	$8,131,196	26	$8,110,690	27	$7,337,150	27
Commercial real estate	7,388,908	24	7,120,936	24	6,658,800	24
Home equity	518,930	2	527,784	2	589,242	2
Residential real estate	1,046,934	3	995,417	3	847,703	3
Premium finance receivables	8,143,187	26	7,696,745	26	7,257,505	27
Other loans	117,135	—	101,691	1	132,978	1
Total average loans (1)	$25,346,290	81%	$24,553,263	83%	$22,823,378	84%
Liquidity management assets (2)	5,463,571	18	4,652,403	16	4,132,611	15
Other earning assets (3)	17,809	—	15,719	—	17,862	—
Total average earning assets	$31,207,540	100%	$29,503,117	100%	$27,354,086	100%
Total average assets	$33,954,592		$32,055,769		$29,525,109
Total average earning assets to total average assets		92%		92%		93%

(1)	Includes non-accrual loans

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(3)	Other earning assets include brokerage customer receivables and trading account securities

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $379.9 million in the third quarter 2019, compared to $281.7 million in the second quarter of 2019 and $380.2 million in the third quarter 2018. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $25.3 billion in the third quarter of 2019, increasing $2.5 billion, or 11%, from the third quarter of 2018 and $793.0 million, or 13% on an annualized basis, from the second quarter of 2019. Combined, the commercial and commercial real estate loan categories comprised 61% of the average loan portfolio in both of the third quarter of 2019 and 2018. Growth realized in these categories for the third quarter of 2019 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts and the acquisition of ROC, which was completed in May 2019. Additionally, growth realized in the third quarter 2019 as compared to the third quarter 2018 was partially attributable to the acquisition of AEB.

Home equity loan portfolio averaged $518.9 million in the third quarter of 2019, and decreased $70.3 million, or 12% from the average balance of $589.2 million in same period of 2018. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.0 billion in the third quarter of 2019, and increased $199.2 million, or 24% from the average balance of $847.7 million in same period of 2018. Additionally, compared to the quarter ended June 30, 2019, the average balance increased $51.5 million, or 21% on an annualized basis. The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgage loans that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.

Average premium finance receivables totaled $8.1 billion in the third quarter of 2019, and accounted for 32% of the Company’s average total loans. The increase during the third quarter of 2019 compared to both the second quarter of 2019 and the third quarter of 2018 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $2.4 billion of premium finance receivables were originated in the third quarter of 2019 compared to $1.9 billion during the same period of 2018. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 43% and 57%, respectively, of the average total balance of premium finance receivables for the third quarter of 2019, and 40% and 60%, respectively, for the third quarter of 2018.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2019		September 30, 2018
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$283,966	1%	$355,491	1%
Loans:
Commercial	$8,033,126	27%	$7,115,633	27%
Commercial real estate	7,159,456	24	6,624,613	25
Home equity	528,867	2	615,623	2
Residential real estate	993,970	3	837,389	3
Premium finance receivables	7,772,016	26	6,952,069	26
Other loans	111,422	1	131,500	1
Total average loans(1)	$24,598,857	83%	$22,276,827	84%
Liquidity management assets (2)	4,916,099	16	3,883,405	15
Other earning assets (3)	15,722	—	22,190	—
Total average earning assets	$29,814,644	100%	$26,537,913	100%
Total average assets	$32,418,875		$28,640,380
Total average earning assets to total average assets		92%		93%

(1)	Includes non-accrual loans

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(3)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first nine months of 2019 increased $2.3 billion or 10% over the previous year period. Similar to the quarterly discussion above, approximately $917.5 million of this increase relates to the commercial portfolio, $534.8 million of this increase relates to the commercial real estate portfolio and $819.9 million of this increase relates to the premium finance receivables portfolio.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2019		December 31, 2018		September 30, 2018
		% of		% of		% of
(In thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$8,195,602	32%	$7,828,538	33%	$7,473,958	32%
Commercial real estate	7,448,667	29	6,933,252	29	6,746,774	29
Home equity	512,303	2	552,343	2	578,844	3
Residential real estate	1,218,666	5	1,002,464	4	924,250	4
Premium finance receivables—commercial	3,449,950	13	2,841,659	12	2,885,327	12
Premium finance receivables—life insurance	4,795,496	19	4,541,794	19	4,398,971	19
Consumer and other	89,487	0	120,641	1	115,827	1
Total loans, net of unearned income	$25,710,171	100%	$23,820,691	100%	$23,123,951	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of September 30, 2019 and 2018:

	As of September 30, 2019			As of September 30, 2018
			Allowance			Allowance
		% of	For Loan		% of	For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$5,150,567	32.9%	$51,463	$4,805,486	33.8%	$45,111
Franchise	914,774	5.9	8,308	937,290	6.6	8,962
Mortgage warehouse lines of credit	314,697	2.0	2,481	171,860	1.2	1,350
Asset-based lending	1,045,869	6.7	8,445	1,033,851	7.3	9,389
Leases	754,163	4.8	2,069	509,675	3.6	1,338
PCI - commercial loans (1)	15,532	0.1	361	15,796	0.1	594
Total commercial	$8,195,602	52.4%	$73,127	$7,473,958	52.6%	$66,744
Commercial Real Estate:
Construction	$850,575	5.4%	$9,405	$798,330	5.6%	$9,259
Land	175,386	1.1	4,801	119,004	0.9	3,816
Office	996,931	6.4	10,066	940,777	6.6	6,339
Industrial	1,009,680	6.5	7,021	885,931	6.2	6,002
Retail	1,004,720	6.4	6,718	887,702	6.2	8,195
Multi-family	1,291,825	8.3	12,504	923,893	6.5	8,900
Mixed use and other	2,002,267	12.8	14,370	2,086,455	14.7	15,717
PCI - commercial real estate (1)	117,283	0.7	53	104,682	0.7	18
Total commercial real estate	$7,448,667	47.6%	$64,938	$6,746,774	47.4%	$58,246
Total commercial and commercial real estate	$15,644,269	100.0%	$138,065	$14,220,732	100.0%	$124,990

Commercial real estate - collateral location by state:
Illinois	$5,654,827	75.9%		$5,213,719	77.3%
Wisconsin	744,577	10.0		694,205	10.3
Total primary markets	$6,399,404	85.9%		$5,907,924	87.6%
Indiana	193,350	2.6		151,725	2.2
Florida	80,120	1.1		50,819	0.8
Arizona	62,657	0.8		58,880	0.9
California	67,999	0.9		54,692	0.8
Other	645,137	8.7		522,734	7.7
Total commercial real estate	$7,448,667	100.0%		$6,746,774	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio and higher specific reserves on impaired loans within the portfolio, our allowance for loan losses in our commercial loan portfolio is $73.1 million as of September 30, 2019 compared to $66.7 million as of September 30, 2018.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 85.9% of our commercial real estate loan portfolio is located in this region as of September 30, 2019. We have been able to effectively manage our total non-performing commercial real estate loans. As of September 30, 2019, our allowance for loan losses related to this portfolio is $64.9 million compared to $58.2 million as of September 30, 2018.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Mortgage warehouse lines portfolio totaled $314.7 million as of September 30, 2019 compared to $171.9 million as of September 30, 2018.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2019, our residential loan portfolio totaled $1.2 billion, or 5% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of September 30, 2019, $13.4 million of our residential real estate mortgages, or 1.1% of our residential real estate loan portfolio were classified as nonaccrual, $3.2 million were 90 or more days past due and still accruing (0.3%), $3.3 million were 30 to 89 days past due (0.2%) and $1.2 billion were current (98.4%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2019 and 2018 was $7.9 billion and $5.9 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $106.0 million at September 30, 2019, compared to $64.4 million balance at September 30, 2018.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2019, approximately $1.3 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $2.2 billion in commercial insurance premium finance receivables in the third quarter of 2019 as compared to $1.7 billion of originations in the third quarter of 2018. During the nine months ended September 30, 2019 and 2018, FIRST Insurance Funding and FIFC Canada originated approximately $6.2 billion and $5.1 billion, respectively, in commercial insurance premium finance receivables.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $266.9 million in life insurance premium finance receivables in the third quarter of 2019 as compared to $200.0 million of originations in the third quarter of 2018. During the nine months ended September 30, 2019 and 2018, Wintrust Life Finance originated approximately $741.8 million and $654.6 million, respectively, in life insurance premium finance receivables.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at September 30, 2019 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2019	One year or less	From one to five years	Over five years
(In thousands)				Total
Commercial
Fixed rate	206,052	1,213,099	822,338	2,241,489
Variable rate	5,947,908	6,067	138	5,954,113
Total commercial	$6,153,960	$1,219,166	$822,476	$8,195,602
Commercial real estate
Fixed rate	463,155	2,043,088	341,511	2,847,754
Variable rate	4,573,350	27,555	8	4,600,913
Total commercial real estate	$5,036,505	$2,070,643	$341,519	$7,448,667
Home equity
Fixed rate	23,952	5,642	19,614	49,208
Variable rate	462,790	305	—	463,095
Total home equity	$486,742	$5,947	$19,614	$512,303
Residential real estate
Fixed rate	28,980	19,581	302,634	351,195
Variable rate	57,238	345,029	465,204	867,471
Total residential real estate	$86,218	$364,610	$767,838	$1,218,666
Premium finance receivables - commercial
Fixed rate	3,365,631	84,319	—	3,449,950
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$3,365,631	$84,319	$—	$3,449,950
Premium finance receivables - life insurance
Fixed rate	12,242	121,600	26,667	160,509
Variable rate	4,634,987	—	—	4,634,987
Total premium finance receivables - life insurance	$4,647,229	$121,600	$26,667	$4,795,496
Consumer and other
Fixed rate	51,386	9,802	1,943	63,131
Variable rate	26,356	—	—	26,356
Total consumer and other	$77,742	$9,802	$1,943	$89,487
Total per category
Fixed rate	4,151,398	3,497,131	1,514,707	9,163,236
Variable rate	15,702,629	378,956	465,350	16,546,935
Total loans, net of unearned income	$19,854,027	$3,876,087	$1,980,057	$25,710,171
Variable Rate Loan Pricing by Index:
Prime				$2,252,517
One- month LIBOR				8,439,173
Three- month LIBOR				400,567
Twelve- month LIBOR				5,222,025
Other				232,653
Total variable rate				$16,546,935

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

Non-performing Assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding PCI loans, as of the dates shown:

(Dollars in thousands)	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$488	$—	$5,122
Commercial real estate	—	—	—	—
Home equity	—	—	—	—
Residential real estate	—	—	—	—
Premium finance receivables—commercial	10,612	6,940	7,799	7,028
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	53	172	109	233
Total loans past due greater than 90 days and still accruing	10,665	7,600	7,908	12,383
Non-accrual loans (2):
Commercial	43,931	47,604	50,984	58,587
Commercial real estate	21,557	20,875	19,129	17,515
Home equity	7,920	8,489	7,147	8,523
Residential real estate	13,447	14,236	16,383	16,062
Premium finance receivables—commercial	15,950	13,833	11,335	13,802
Premium finance receivables—life insurance	590	590	—	—
Consumer and other	224	220	348	355
Total non-accrual loans	103,619	105,847	105,326	114,844
Total non-performing loans:
Commercial	43,931	48,092	50,984	63,709
Commercial real estate	21,557	20,875	19,129	17,515
Home equity	7,920	8,489	7,147	8,523
Residential real estate	13,447	14,236	16,383	16,062
Premium finance receivables—commercial	26,562	20,773	19,134	20,830
Premium finance receivables—life insurance	590	590	—	—
Consumer and other	277	392	457	588
Total non-performing loans	$114,284	$113,447	$113,234	$127,227
Other real estate owned	8,584	9,920	11,968	14,924
Other real estate owned—from acquisitions	8,898	9,917	12,852	13,379
Other repossessed assets	257	263	280	294
Total non-performing assets	$132,023	$133,547	$138,334	$155,824
TDRs performing under the contractual terms of the loan agreement	45,178	45,862	33,281	31,487
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.54%	0.58%	0.65%	0.85%
Commercial real estate	0.29	0.29	0.28	0.26
Home equity	1.55	1.61	1.29	1.47
Residential real estate	1.10	1.27	1.63	1.74
Premium finance receivables—commercial	0.77	0.62	0.67	0.72
Premium finance receivables—life insurance	0.01	0.01	—	—
Consumer and other	0.31	0.36	0.38	0.51
Total non-performing loans	0.44%	0.45%	0.48%	0.55%
Total non-performing assets, as a percentage of total assets	0.38%	0.40%	0.44%	0.52%
Allowance for loan losses as a percentage of total non-performing loans	141.54%	141.41%	134.92%	117.71%

(1)
Loans past due greater than 90 days and still accruing interest included TDRs totaling $5.1 million as of September 30, 2018. As of the remaining dates presented, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $21.1 million, $30.1 million, $32.8 million and $34.7 million as of September 30, 2019, June 30, 2019, December 31, 2018 and September 30, 2018, respectively.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at September 30, 2019 and June 30, 2019:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of September 30, 2019
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$34,397	$—	$2,296	$16,995	$5,096,879	$5,150,567
Franchise	3,752	—	—	7,327	903,695	914,774
Mortgage warehouse lines of credit	—	—	—	3,196	311,501	314,697
Asset-based lending	5,782	—	9,521	23,369	1,007,197	1,045,869
Leases	—	—	—	393	753,770	754,163
PCI - commercial (1)	—	382	1,043	207	13,900	15,532
Total commercial	43,931	382	12,860	51,487	8,086,942	8,195,602
Commercial real estate
Construction	1,030	—	—	2,103	847,442	850,575
Land	994	—	88	4,947	169,357	175,386
Office	8,158	—	158	2,145	986,470	996,931
Industrial	100	—	950	961	1,007,669	1,009,680
Retail	7,174	—	2,235	3,684	991,627	1,004,720
Multi-family	690	—	1,073	2,265	1,287,797	1,291,825
Mixed use and other	3,411	—	928	10,084	1,987,844	2,002,267
PCI - commercial real estate (1)	—	4,992	4,197	6,909	101,185	117,283
Total commercial real estate	21,557	4,992	9,629	33,098	7,379,391	7,448,667
Home equity	7,920	—	95	3,100	501,188	512,303
Residential real estate, including PCI	13,447	3,244	1,868	1,433	1,198,674	1,218,666
Premium finance receivables
Commercial insurance loans	15,950	10,612	8,853	16,972	3,397,563	3,449,950
Life insurance loans	590	—	17,753	27,795	4,608,450	4,654,588
PCI - life insurance loans (1)	—	—	—	—	140,908	140,908
Consumer and other, including PCI	224	117	55	272	88,819	89,487
Total loans, net of unearned income	$103,619	$19,347	$51,113	$134,157	$25,401,935	$25,710,171

Aging as a % of Loan Balance: As of September 30, 2019	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.8%	—%	0.1%	0.4%	98.7%	100.0%
Franchise	0.4	—	—	0.8	98.8	100.0
Mortgage warehouse lines of credit	—	—	—	1.0	99.0	100.0
Asset-based lending	0.6	—	0.9	2.2	96.3	100.0
Leases	—	—	—	0.1	99.9	100.0
PCI - commercial (1)	—	2.5	6.7	1.3	89.5	100.0
Total commercial	0.5	0.0	0.2	0.6	98.7	100.0
Commercial real estate
Construction	0.1	—	—	0.2	99.7	100.0
Land	0.6	—	0.1	2.8	96.5	100.0
Office	0.8	—	—	0.2	99.0	100.0
Industrial	—	—	0.1	0.1	99.8	100.0
Retail	0.7	—	0.2	0.4	98.7	100.0
Multi-family	0.1	—	0.1	0.2	99.6	100.0
Mixed use and other	0.2	—	—	0.5	99.3	100.0
PCI - commercial real estate (1)	—	4.3	3.6	5.9	86.2	100.0
Total commercial real estate	0.3	0.1	0.1	0.4	99.1	100.0
Home equity	1.6	—	0.0	0.6	97.8	100.0
Residential real estate, including PCI	1.1	0.3	0.1	0.1	98.4	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.3	0.2	0.5	98.5	100.0
Life insurance loans	—	—	0.4	0.6	99.0	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.2	0.1	0.1	0.3	99.3	100.0
Total loans, net of unearned income	0.4%	0.1%	0.2%	0.5%	98.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of June 30, 2019
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$35,902	$488	$3,711	$10,271	$5,245,403	$5,295,775
Franchise	11,076	—	—	—	915,445	926,521
Mortgage warehouse lines of credit	—	—	—	—	275,170	275,170
Asset-based lending	568	—	972	4,275	1,062,411	1,068,226
Leases	58	—	—	808	679,891	680,757
PCI - commercial (1)	—	1,451	600	748	21,526	24,325
Total commercial	47,604	1,939	5,283	16,102	8,199,846	8,270,774
Commercial real estate
Construction	1,030	—	—	23,702	813,767	838,499
Land	1,226	—	—	2,227	142,186	145,639
Office	8,981	—	892	14,596	932,749	957,218
Industrial	368	—	552	874	954,736	956,530
Retail	6,867	—	1,232	9,022	959,080	976,201
Multi-family	296	—	—	3,957	1,235,814	1,240,067
Mixed use and other	2,107	—	5,520	12,555	2,014,917	2,035,099
PCI - commercial real estate (1)	—	5,124	3,003	6,054	112,810	126,991
Total commercial real estate	20,875	5,124	11,199	72,987	7,166,059	7,276,244
Home equity	8,489	—	321	2,155	516,405	527,370
Residential real estate, including PCI	14,236	1,867	1,306	1,832	1,098,937	1,118,178
Premium finance receivables
Commercial insurance loans	13,833	6,940	17,977	16,138	3,313,535	3,368,423
Life insurance loans	590	—	18,580	19,673	4,449,078	4,487,921
PCI - life insurance loans (1)	—	—		—	146,557	146,557
Consumer and other, including PCI	220	235	242	227	108,268	109,192
Total loans, net of unearned income	$105,847	$16,105	$54,908	$129,114	$24,998,685	$25,304,659

Aging as a % of Loan Balance: As of June 30, 2019	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.7%	—%	0.1%	0.2%	99.0%	100.0%
Franchise	1.2	—	—	—	98.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	0.1	0.4	99.4	100.0
Leases	—	—	—	0.1	99.9	100.0
PCI - commercial (1)	—	6.0	2.5	3.1	88.4	100.0
Total commercial	0.6	0.0	0.1	0.2	99.1	100.0
Commercial real estate
Construction	0.1	—	—	2.8	97.1	100.0
Land	0.8	—	—	1.5	97.7	100.0
Office	0.9	—	0.1	1.5	97.5	100.0
Industrial	—	—	0.1	0.1	99.8	100.0
Retail	0.7	—	0.1	0.9	98.3	100.0
Multi-family	—	—	—	0.3	99.7	100.0
Mixed use and other	0.1	—	0.3	0.6	99.0	100.0
PCI - commercial real estate (1)	—	4.0	2.4	4.8	88.8	100.0
Total commercial real estate	0.3	0.1	0.2	1.0	98.4	100.0
Home equity	1.6	—	0.1	0.4	97.9	100.0
Residential real estate, including PCI	1.3	0.2	0.1	0.2	98.2	100.0
Premium finance receivables
Commercial insurance loans	0.4	0.2	0.5	0.5	98.4	100.0
Life insurance loans	—	—	0.4	0.4	99.2	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.2	0.2	0.2	0.2	99.2	100.0
Total loans, net of unearned income	0.4%	0.1%	0.2%	0.5%	98.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of September 30, 2019, $51.1 million of all loans or 0.2%, were 60 to 89 days past due and $134.2 million of all loans or 0.5%, were 30 to 59 days (or one payment) past due. As of June 30, 2019, $54.9 million of all loans or 0.2%, were 60 to 89 days past due and $129.1 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2019 that were current with regard to the contractual terms of the loan agreement represent 97.8% of the total home equity portfolio. Residential real estate loans at September 30, 2019 that were current with regards to the contractual terms of the loan agreements comprise 98.4% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding PCI loans, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$113,447	$83,282	$113,234	$90,162
Additions, net	20,781	56,864	65,378	73,875
Return to performing status	(407)	(3,782)	(14,531)	(8,294)
Payments received	(16,326)	(6,212)	(25,788)	(13,370)
Transfer to OREO and other repossessed assets	(1,493)	(659)	(3,061)	(6,168)
Charge-offs	(6,984)	(3,108)	(27,793)	(8,631)
Net change for niche loans (1)	5,266	842	6,845	(347)
Balance at end of period	$114,284	$127,227	$114,284	$127,227

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for loan losses was appropriate at September 30, 2019, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Allowance for loan losses at beginning of period	$160,421	$143,402	$152,770	$137,905
Provision for credit losses	10,834	11,042	46,038	24,431
Other adjustments	(13)	(18)	(51)	(102)
Reclassification to allowance for unfunded lending-related commitments	(30)	(2)	(116)	24
Charge-offs:
Commercial	6,775	3,219	24,658	8,116
Commercial real estate	809	208	4,869	1,176
Home equity	1,594	561	2,372	1,530
Residential real estate	25	337	315	1,088
Premium finance receivables—commercial	1,866	2,512	9,085	10,487
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	117	144	355	732
Total charge-offs	11,186	6,981	41,654	23,129
Recoveries:
Commercial	367	304	974	1,232
Commercial real estate	385	193	1,112	4,267
Home equity	183	142	313	436
Residential real estate	203	466	372	2,028
Premium finance receivables—commercial	563	1,142	1,853	2,502
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	36	66	152	162
Total recoveries	1,737	2,313	4,776	10,627
Net charge-offs	(9,449)	(4,668)	(36,878)	(12,502)
Allowance for loan losses at period end	$161,763	$149,756	$161,763	$149,756
Allowance for unfunded lending-related commitments at period end	1,510	1,245	1,510	1,245
Allowance for credit losses at period end	$163,273	$151,001	$163,273	$151,001
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.31%	0.16%	0.39%	0.13%
Commercial real estate	0.02	0.00	0.07	(0.06)
Home equity	1.08	0.28	0.52	0.24
Residential real estate	(0.07)	(0.06)	(0.01)	(0.15)
Premium finance receivables—commercial	0.15	0.19	0.31	0.39
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	0.27	0.23	0.24	0.58
Total loans, net of unearned income	0.15%	0.08%	0.20%	0.08%
Net charge-offs as a percentage of the provision for credit losses	87.22%	42.27%	80.10%	51.17%
Loans at period-end	$25,710,171	$23,123,951
Allowance for loan losses as a percentage of loans at period end	0.63%	0.65%
Allowance for credit losses as a percentage of loans at period end	0.64%	0.65%
The allowance for credit losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.5 million and $1.2 million as of September 30, 2019 and September 30, 2018, respectively.

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

At September 30, 2019, the Company had $130.8 million of impaired loans with $52.5 million of this balance requiring $14.9 million of specific impairment reserves. At June 30, 2019, the Company had $137.3 million of impaired loans with $60.1 million of this balance requiring $15.2 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from June 30, 2019 to September 30, 2019 occurred within the commercial, industrial and other portfolio. The recorded investment decreased $7.5 million, which was a result of an impaired relationship being resolved during the third quarter of 2019. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

In 2019, the Company modified its historical loss experience analysis by incorporating nine-year average loss rate assumptions for its historical loss experience to capture an extended credit cycle. The current nine-year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three-, four-, five-, six-, seven- and eight-year average historical loss rates on a quarterly basis as a comparison.

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

TDRs

At September 30, 2019, the Company had $66.3 million in loans modified in TDRs. The $66.3 million in TDRs represents 230 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $76.0 million representing 182 credits at June 30, 2019 and increased slightly from $66.2 million representing 111 credits at September 30, 2018.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was reviewed for impairment at September 30, 2019 and approximately $5.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at September 30, 2019, the Company was committed to lend an additional $34,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(In thousands)	2019	2019	2018
Accruing TDRs:
Commercial	$14,099	$15,923	$8,794
Commercial real estate	10,370	12,646	14,160
Residential real estate and other	20,709	17,293	8,533
Total accruing TDRs	$45,178	$45,862	$31,487
Non-accrual TDRs: (1)
Commercial	$7,451	$21,850	$30,452
Commercial real estate	7,673	2,854	1,326
Residential real estate and other	6,006	5,435	2,954
Total non-accrual TDRs	$21,130	$30,139	$34,732
Total TDRs:
Commercial	$21,550	$37,773	$39,246
Commercial real estate	18,043	15,500	15,486
Residential real estate and other	26,715	22,728	11,487
Total TDRs	$66,308	$76,001	$66,219

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of September 30, 2019 and September 30, 2018, and shows the changes in the balance during those periods:

Three Months Ended September 30, 2019 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$37,773	$15,500	$22,728	$76,001
Additions during the period	3,526	5,192	4,878	13,596
Reductions:
Charge-offs	(3,983)	(215)	(35)	(4,233)
Removal of TDR loan status (1)	—	(856)	—	(856)
Payments received	(15,766)	(1,578)	(856)	(18,200)
Balance at period end	$21,550	$18,043	$26,715	$66,308

Three Months Ended September 30, 2018 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$39,231	$16,448	$9,631	$65,310
Additions during the period	554	—	3,679	4,233
Reductions:
Charge-offs	—	—	(83)	(83)
Removal of TDR loan status (1)	(395)	(461)	—	(856)
Payments received	(144)	(501)	(1,740)	(2,385)
Balance at period end	$39,246	$15,486	$11,487	$66,219

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Nine Months Ended September 30, 2019 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$36,319	$15,447	$14,336	$66,102
Additions during the period	24,910	6,768	15,126	46,804
Reductions:				—
Charge-offs	(19,590)	(342)	93	(19,839)
Removal of TDR loan status (1)	—	(856)	—	(856)
Payments received	(20,089)	(2,974)	(2,840)	(25,903)
Balance at period end	$21,550	$18,043	$26,715	$66,308

Nine Months Ended September 30, 2018 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$23,917	$17,500	$8,369	$49,786
Additions during the period	18,838	144	5,846	24,828
Reductions:
Charge-offs	(2,208)	—	(453)	(2,661)
Removal of TDR loan status (1)	(395)	(631)	—	(1,026)
Payments received	(906)	(1,527)	(2,275)	(4,708)
Balance at period end	$39,246	$15,486	$11,487	$66,219

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance at beginning of period	$19,837	$35,331	$24,820	$40,646
Disposal/resolved	(4,501)	(7,291)	(9,656)	(15,527)
Transfers in at fair value, less costs to sell	3,008	349	4,786	6,939
Additions from acquisition	—	1,418	—	1,418
Fair value adjustments	(862)	(1,504)	(2,468)	(5,173)
Balance at end of period	$17,482	$28,303	$17,482	$28,303

	Period End
(In thousands)	September 30, 2019	June 30, 2019	September 30, 2018
Residential real estate	$1,250	$1,312	$3,735
Residential real estate development	1,282	1,282	1,952
Commercial real estate	14,950	17,243	22,616
Total	$17,482	$19,837	$28,303

Deposits

Total deposits at September 30, 2019 were $28.7 billion, an increase of $3.8 billion, or 15%, compared to total deposits at September 30, 2018. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2019:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2019 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$—	$32,568	$91,118	$701,268	$824,954	1.66%
4-6 months	—	27,147	—	845,167	872,314	2.01
7-9 months	—	11,048	—	1,155,153	1,166,201	2.18
10-12 months	—	18,177	—	529,793	547,970	1.92
13-18 months	—	15,977	—	733,072	749,049	2.36
19-24 months	1,000	9,714	—	1,128,392	1,139,106	2.62
24+ months	—	5,042	—	314,600	319,642	2.30
Total	$1,000	$119,673	$91,118	$5,407,445	$5,619,236	2.17%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2019		June 30, 2019		September 30, 2018
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$6,776,786	24%	$6,487,627	25%	$6,461,195	26%
NOW and interest bearing demand deposits	2,912,961	11	2,878,021	11	2,519,445	10
Wealth management deposits	2,888,817	10	2,605,690	10	2,517,141	10
Money market	6,956,755	25	6,095,285	23	5,369,324	22
Savings	2,837,039	10	2,752,828	11	2,672,077	11
Time certificates of deposit	5,590,228	20	5,322,384	20	5,214,637	21
Total average deposits	$27,962,586	100%	$26,141,835	100%	$24,753,819	100%

Total average deposits for the third quarter of 2019 were $28.0 billion, an increase of $3.2 billion, or 13%, from the third quarter of 2018. The increase in average deposits is primarily attributable to the various acquisitions and branch openings along with additional deposits associated with relationships from marketing efforts.

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

	September 30,		December 31,
(Dollars in thousands)	2019	2018	2018	2017	2016
Total deposits	$28,710,379	$24,916,715	$26,094,678	$23,183,347	$21,658,632
Brokered deposits	1,212,335	1,842,895	1,071,562	1,445,306	1,159,475
Brokered deposits as a percentage of total deposits	4.2%	7.4%	4.1%	6.2%	5.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(In thousands)	2019	2019	2018
FHLB advances	$574,833	$869,812	$429,739
Other borrowings:
Notes payable	133,720	142,571	46,913
Short-term borrowings	9,969	42,214	16,814
Secured borrowings	225,730	187,100	156,399
Other	46,881	47,179	48,152
Total other borrowings	$416,300	$419,064	$268,278
Subordinated notes	436,041	220,771	139,155
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$1,680,740	$1,763,213	$1,090,738
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $574.8 million at September 30, 2019, compared to $574.8 million at June 30, 2019 and $615.0 million at September 30, 2018.

Notes payable balances as of September 30, 2019 and December 31, 2018 represent the balances on a $200.0 million loan agreement with unaffiliated banks consisting of a $50.0 million revolving credit facility and a $150.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At September 30, 2019 and December 31, 2018, the Company had a balance under the term facility of $128.4 million and $144.5 million, respectively. The Company was contractually required to borrow the entire amount of the term facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. During the second quarter of 2019, the Company borrowed $35.0 million on the Revolving Credit Facility and paid off such amount prior to June 30, 2019. At September 30, 2019 as well as December 31, 2018 the Company had no outstanding balance on the $50.0 million revolving credit facility.
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
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $9.7 million at September 30, 2019 compared to $10.2 million at June 30, 2019 and $17.4 million at September 30, 2018. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $211.4 million at September 30, 2019 compared to $213.7 million at June 30, 2019 and $147.2 million at September 30, 2018. At September 30, 2019, the interest rate of the Canadian Secured Borrowing was 2.6808%. The remaining balance within secured borrowings at September 30, 2019 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other borrowings at September 30, 2019 include a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company. At September 30, 2019, the Fixed-Rate Promissory Note had a balance of $46.8 million compared to $47.1 million at June 30, 2019 and $48.0 million at September 30, 2018. Under the Fixed-Rate Promissory Note, the Company makes monthly principal payments and pays interest at a fixed rate of 3.36% until maturity on June 30, 2022.

At September 30, 2019, the Company had outstanding subordinated notes totaling $436.0 million compared to $436.0 million and $139.2 million outstanding at June 30, 2019 and September 30, 2018, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. Additionally, at September 30, 2019, the Company had $139.3 million outstanding on previously issued subordinated debt. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized costs paid related to the different issuances of such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of September 30, 2019, June 30, 2019 and September 30, 2018. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At September 30, 2019, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

See Notes 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	September 30, 2019	June 30, 2019	September 30, 2018
Tier 1 leverage ratio	8.8%	9.1%	9.3%
Risk-based capital ratios:
Tier 1 capital ratio	9.7	9.6	10.0
Common equity tier 1 capital ratio	9.3	9.2	9.5
Total capital ratio	12.4	12.4	12.0
Other ratio:
Total average equity-to-total average assets(1)	10.3	10.7	10.6

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April and July of 2019 the Company declared a quarterly cash dividend of $0.25 per common share. In January, April, July and October of 2018, the Company declared a quarterly cash dividend of $0.19 per common share.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2019, June 30, 2019 and September 30, 2018 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2019	20.7%	10.5%	(11.9)%
June 30, 2019	17.3	8.9	(10.2)
September 30, 2018	18.1	9.1	(10.0)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2019	10.1%	5.2%	(5.6)%
June 30, 2019	8.3	4.3	(4.6)
September 30, 2018	8.5	4.3	(4.2)

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

During the first nine months of 2019 and 2018, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2019 and 2018.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On March 31, 2017, Wintrust Mortgage moved to dismiss the amended complaint for lack of subject matter jurisdiction and improper venue or to transfer venue. Argument on the motions to dismiss were heard on June 12, 2018. The motion to dismiss for lack of subject matter jurisdiction was denied on August 14, 2018 and the defendants’ motion to transfer venue denied on October 2, 2018. Wintrust Mortgage appealed the denial of its motion to dismiss based on improper venue and the denial of its motion to transfer venue.

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

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California from October 17, 2014 through the present. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage's response to the complaint was filed on February 25, 2019. On November 1, 2019, the plaintiff’s counsel filed a letter with the California Department of Labor advising that it was initiating an action under California’s Private Attorney General Act statute based on the same alleged violations. The Company has reserved an amount for this litigation that is immaterial to its results of operations or financial condition. Such litigation and threatened litigation actions necessarily involve substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to determine whether, or to what extent, any loss with respect to these legal proceedings may exceed the amounts reserved by the Company.

On October 17, 2018, two individual plaintiffs filed suit against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen, Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which was granted on March 5, 2019. On April 3, 2019, Plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank does not believe the amended complaint cures the pleading defects recognized by the court and filed a motion to dismiss the Amended Complaint on May 17, 2019. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook again moved to dismiss the complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs have 30 days to file an appeal. To date, no appeal has been filed. Northbrook Bank believes plaintiffs' allegations are legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2019. On October 24, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $125 million of its outstanding shares of common stock.

Item 6: Exhibits:

(a)	Exhibits

10.1
First Amendment To Credit Agreement, dated as of September 17, 2019, between Wintrust Financial Corporation and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2019).

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	November 8, 2019	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)