Form 10-K
period 2019-12-31
WINTRUST FINANCIAL CORP
filed 2020-02-28
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to
Commission File Number 001-35077
Wintrust Financial Corporation
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9700 W. Higgins Road, Suite 800
Rosemont, Illinois 60018
(Address of principal executive offices)

Registrant’s telephone number, including area code: (847) 939-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	WTFC	The NASDAQ Global Select Market
Series D Preferred Stock, no par value	WTFCM	The NASDAQ Global Select Market
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $73.16, as reported by the NASDAQ Global Select Market, was $4,110,584,294.

As of February 26, 2020, the registrant had 57,373,345 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 28, 2020 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview

Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $36.6 billion as of December 31, 2019. We conduct our businesses through three primary segments: community banking, specialty finance and wealth management. We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area, southern Wisconsin and northwest Indiana (“our market area”) through our fifteen wholly-owned-banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank & Trust Company, N.A. (“Barrington Bank”). In addition, we provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through FIRST Insurance Funding (“FIRST Insurance Funding”), a division of our wholly-owned subsidiary Lake Forest Bank & Trust Company, N.A. (“Lake Forest Bank”), and Wintrust Life Finance (“Wintrust Life Finance”), a division of Lake Forest Bank, and in Canada through our premium finance company, First Insurance Funding of Canada (“FIFC Canada”), lease financing and other direct leasing opportunities through our wholly-owned subsidiary, Wintrust Asset Finance, Inc. ("Wintrust Asset Finance"), and short-term accounts receivable financing and outsourced administrative services through our wholly-owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). Further, we provide a full range of wealth management services primarily to customers in our market area through four separate subsidiaries, The Chicago Trust Company, N.A. (“CTC”), Wintrust Investments, LLC (“Wintrust Investments”), Great Lakes Advisors, LLC (“Great Lakes Advisors”) and Chicago Deferred Exchange Company, LLC ("CDEC").

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

Community Banking

Through our community banking segment, our banks provide community-oriented, personal and commercial banking services to customers located in our market area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks' local service areas. The banks have a strategy to provide comprehensive community-focused banking services. In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using our multiple bank charter corporate structure to our advantage, we offer our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer's deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. We also have downtown Chicago and Milwaukee offices that work with each of our banks to capture commercial and industrial business. Our commercial and industrial lenders in our downtown offices operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and a full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. Our banks also offer home equity, consumer, and real estate loans, safe deposit facilities, ATMs, online and mobile banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

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

As of December 31, 2019, we owned fifteen banks, including thirteen nationally chartered banks: Lake Forest Bank, Barrington Bank,Wintrust Bank, N.A. (“Wintrust Bank”), Libertyville Bank and Trust Company, N.A. (“Libertyville Bank”), Northbrook Bank & Trust Company, N.A. (“Northbrook Bank”), Village Bank & Trust, N.A. (“Village Bank”), Wheaton Bank & Trust Company, N.A. (“Wheaton Bank”), State Bank of the Lakes, N.A., Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) , Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”) and Town Bank, N.A. (“Town Bank”). In addition, we owned two Illinois-chartered banks, Hinsdale Bank and Trust Company (“Hinsdale Bank”) and St. Charles Bank & Trust Company (“St. Charles Bank”), which converted to nationally chartered banks effective January 1, 2020. As of December 31, 2019, we had 187 banking locations. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (“OCC”).

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

For the years ended December 31, 2019, 2018 and 2017, the community banking segment had net revenues of $1.1 billion, $1.0 billion and $889 million, respectively, and net income of $238 million, $241 million and $175 million, respectively. The community banking segment had total assets of $29.6 billion, $25.4 billion and $22.8 billion as of December 31, 2019, 2018 and 2017, respectively. The community banking segment accounted for approximately 75% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2019.

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

Wintrust Life Finance finances life insurance policy premiums generally used for estate planning purposes of high net-worth borrowers. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The cash surrender value of the life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Premium finance loans made by FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however one of the insurers represents approximately 13% of such balances and two additional insurers represent approximately 3% each of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of Wintrust Life Finance's life insurance premium finance policies provide for an event of default and allow Wintrust Life Finance to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIRST Insurance Funding or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Through our wholly-owned subsidiary Wintrust Asset Finance, we provide equipment financing through structured loan and lease products to customers in a variety of industries throughout the United States. Wintrust Asset Finance provides financing of fixed assets consisting of property, plant and equipment, transportation (trucks, trailers, rail, marine, buses), construction, manufacturing equipment, technology, oil and gas, restaurant equipment, medical and healthcare. During 2019, Wintrust Asset Finance contributed approximately $49.2 million to our revenue, which does not reflect intersegment eliminations.

Through our wholly-owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2019, Tricom processed payrolls with associated client billings of approximately $592 million and contributed approximately $10.3 million to our revenue, net of interest expense. Net revenue is based on our reportable segments and does not reflect intersegment eliminations.

In 2019, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 42%, 34%, 20% and 4%, respectively, of the total revenues of our specialty finance business. For the years ended December 31, 2019, 2018 and 2017 the specialty finance segment had net revenues of $241 million, $203 million and $179 million, respectively, and net income of $89 million, $82 million and $66 million, respectively. The specialty finance segment had total assets of $5.9 billion, $5.1 billion and $4.5 billion as of December 31, 2019, 2018 and 2017, respectively.

The specialty finance segment accounted for 16% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2019.

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

Great Lakes Advisors, our registered investment adviser with locations in downtown Chicago and Tampa, Florida as well as in various banking offices of our fifteen banks, provides money management services and advisory services to individuals, institutions, and municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial advisory services for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC. Great Lakes Advisors is regulated by the SEC as a registered investment adviser.

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

As of December 31, 2019, the Company’s wealth management subsidiaries had approximately $27.6 billion of assets under administration, which included $4.2 billion of assets owned by the Company and its subsidiary banks. For the years ended December 31, 2019, 2018 and 2017, the wealth management segment had net revenues of $130 million, $109 million and $103 million, respectively, and net income of $28 million, $20 million and $17 million, respectively. The wealth management segment had total assets of $1.1 billion, $733 million and $618 million as of December 31, 2019, 2018 and 2017, respectively. The wealth management segment accounted for 9% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2019.

Strategy and Competition

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

Community Banking

We compete in the commercial banking industry through our banks in the communities they serve. The commercial banking industry is highly competitive and the banks face strong direct competition for deposits, loans and other financial related services. The banks compete with other commercial banks, thrifts, credit unions, stockbrokers, government-sponsored entities, mutual fund companies, insurance companies, factoring companies and other commercial entities offering financial services products, including non-bank financial companies and entities commonly known as financial technology companies. Some of these competitors are local, while others are statewide or nationwide.

As a $36 billion asset financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. We continue to add lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Consequently, management views technology as a great equalizer to offset some of the inherent advantages of its significantly larger competitors. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital-raising capabilities.

We also believe we are positioned to compete effectively with other larger and more diversified banks, bank holding companies and other financial services companies due to the multi-chartered approach that pushes accountability for building a franchise and a high level of customer service down to each of our banking franchises. Additionally, we believe that we provide a relatively complete portfolio of products that is responsive to the majority of our customers' needs through the retail and commercial operations supplied by our banks, and through our mortgage and wealth management operations. The breadth of our product mix allows us to compete effectively with our larger competitors, while our multi-chartered approach with local and accountable management provides for what we believe is superior customer service relative to our larger and more centralized competitors. We continue to grow our digital service offerings while maintaining our expectations of high quality, more traditional banking services.

Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, on-going investor push-backs, enhanced regulatory guidance and the promise of equal oversight for both banks and independent lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage's size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation make the firm well positioned to compete in this environment. We continue to increase the amount of loans sold with servicing retained, including those loans sold to the Company's banks with servicing remaining within Wintrust Mortgage operations. While earnings will fluctuate with the rise and fall of long-term interest rates, we expect that mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.

In 2019, the Company opened six new branch locations in the Chicago metropolitan area as well as one new branch location in Florida (in addition to the branches acquired in the Company's acquisitions during the year). We believe this strategic branch expansion will allow us to grow into markets that we currently do not service and expand our footprint.

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

Wealth Management Activities

Our wealth management companies (CTC, Wintrust Investments, Great Lakes Advisors and CDEC) compete with larger wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. We believe we can successfully compete for trust, tax services, asset management and brokerage business by offering personalized attention and customer service to small to midsize businesses and affluent individuals. We continue to recruit and hire experienced wealth management professionals from within the larger Chicago metropolitan area as well as Wisconsin, which is expected to help in attracting new customer relationships.

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

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was signed into law. Among other regulatory changes, the Economic Growth Act amends various sections of the Dodd-Frank Act, including section 165 of the Dodd-Frank Act, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for bank holding companies (“BHCs”). The effects of these changes on the Company are expected to be limited because the Company was subject to only limited enhanced prudential standards prior to the Economic Growth Act’s enactment. Certain of our competitors, however, will benefit from a more significant reduction in regulatory burdens.

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to regulation, supervision, and examination by the Federal Reserve. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of NASDAQ that apply to companies with securities listed on the NASDAQ Global Select Market. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the OCC. The deposits of all of our subsidiary banks are insured by the Deposit Insurance Fund (“DIF”) and, as such, the FDIC has additional oversight authority over the banks. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, the DIF, and the banking system as a whole, rather than shareholders of banks and bank holding companies, and in some instances may be contrary to shareholders' interests.

The Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking authority over a wide range of federal consumer protection laws applicable to the business of our subsidiary banks and some other operating subsidiaries. Because each of our subsidiary banks has less than $10 billion in total consolidated assets, our subsidiary banks’ federal banking agency, not the CFPB, is responsible for examining and supervising the subsidiary banks’ compliance with federal consumer protection laws and regulations. Our non-bank subsidiaries are subject to regulation by their functional regulators, including applicable state finance and insurance agencies, the applicable exchanges, the SEC, FINRA, and the OCC, as well as by the Federal Reserve.

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

Acquisitions of Ownership of the Company

Acquisitions of the Company’s voting stock above certain thresholds may be subject to prior regulatory notice or approval under applicable federal banking laws. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval or notice under the BHC Act and the Change in Bank Control Act.

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

As of October 2019, the five regulatory agencies charged with implementing the Volcker Rule finalized amendments to the Volcker Rule's proprietary trading and compliance provisions. These amendments tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the federal agencies. In early 2020, the five regulatory agencies proposed additional amendments to the Volcker Rule related to the restrictions on ownership interests in and relationships with covered funds. The Company will continue to monitor the Volcker Rule-related developments and assess their impact on its operations as necessary.

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

Certain adjustments to and deductions from capital are required for purposes of calculating these regulatory capital measures, including with respect to goodwill, intangible assets, certain deferred tax assets, AOCI and investments in the capital instruments of unconsolidated financial institutions. Certain of these adjustments and deductions were subject to phase-in periods that began on January 1, 2015 and ended on January 1, 2018. In July 2019, the U.S. bank regulators finalized changes to certain aspects of the U.S. Basel III capital rules that simplified, for certain bank holding companies and banks, including us and our subsidiary banks, the framework for capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital. These amendments are effective as of April 1, 2020, but banking organizations may adopt them as of January 1, 2020. The final rule also supersedes the transition rule that the U.S. bank regulators adopted in 2017 to allow certain banking organizations to continue to apply the transition treatment in effect in 2017 while the U.S. bank regulators considered the capital simplification proposals.

In addition, in December 2018, the U.S. federal banking agencies finalized rules that permit BHCs and banks to phase in, for regulatory capital purposes, the day-one impact of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326) (“CECL”) on retained earnings over a period of three years. For further discussion of the new CECL accounting standard, including the Company's implementation of such guidance, see “Summary of Critical Accounting Policies” under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 2 “Recent Accounting Pronouncements,” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Capital Ratio of 6.0% or greater and a Total Capital Ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including us, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

In addition to meeting the minimum capital requirements, under the U.S. Basel III Rule we and our banking subsidiaries must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of Common Equity Tier 1 capital to RWAs and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement was phased in over a three-year period that began in January 1, 2016. The phase-in period ended on January 1, 2019, and the Capital Conservation Buffer was then at its fully phased-in level of 2.5%. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer.

The table below summarizes the capital requirements that we and our subsidiary banks must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the Capital Conservation Buffer):

Minimum Regulatory Capital Ratio Plus Capital Conservation Buffer
Common Equity Tier 1 Capital Ratio	7.00%
Tier 1 Capital Ratio	8.50
Total Capital Ratio	10.50

As of December 31, 2019, our and our subsidiary banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer. Based on current estimates, we believe that we and our subsidiary banks will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer. Please refer to the table below for a summary of our regulatory capital ratios as of December 31, 2019, calculated using the regulatory capital methodology applicable to us during 2019.

	Company Regulatory Capital Ratios
	Minimum Regulatory Capital Ratio for the Company	Minimum Ratio + Capital Conservation Buffer(1)	Well-Capitalized Minimum for the Company(2)	The Company
Common Equity Tier 1 Capital Ratio	4.50%	7.00%	N/A	9.2%
Tier 1 Capital Ratio	6.00	8.50	6.00	9.6
Total Capital Ratio	8.00	10.50	10.00	12.2
Tier 1 Leverage Ratio	4.00	N/A	N/A	8.7

(1)	Reflects the Capital Conservation Buffer of 2.50% applicable during 2019.

(2)
Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard.

In addition to the above, as a result of participation in mortgage programs with certain government-sponsored entities as well as other investors, the Company has specific net worth requirements for continued participation.  As of December 31, 2019, the Company remained in compliance with such requirements.

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

In October 2019, the federal banking agencies finalized a rule that, among other things, increased the asset thresholds at which large financial firms would be subject to the LCR and the proposed NSFR. We and our subsidiary banks are not subject to the LCR and would not be subject to the NSFR as proposed. Instead, monitoring of the Company’s and our banking subsidiaries’ liquidity is addressed as a supervisory matter by our federal and state banking regulators, without required formulaic measures set by regulation.

Capital Planning and Stress Testing Requirements

Pursuant to the Economic Growth Act, which increased the asset thresholds at which company-run stress test requirements apply, we are no longer required to conduct annual company-run stress tests. While none of our subsidiary banks met the previous asset thresholds or meet the current increased asset thresholds that would cause them to be subject to stress testing requirements under this rule, we run periodic capital stress testing on the consolidated entity and the banks and use those results to inform management on appropriate levels of capital needed.

Payment of Dividends and Share Repurchases

We are a legal entity separate and distinct from our banking and non-banking subsidiaries. Since our consolidated net income consists largely of net income of our bank and non-bank subsidiaries, our ability to pay dividends and repurchase shares depends upon our receipt of dividends from our subsidiaries. There are various federal and state law limitations on the extent to which our banking subsidiaries can declare and pay dividends to us, including regulatory capital requirements, general regulatory oversight to prevent unsafe or unsound practices and federal and state banking law requirements concerning the payment of dividends out of net profits or surplus. Applicable banking laws also prohibit, without prior regulatory approval, insured depository institutions, such as our bank subsidiaries, from making dividend distributions if such distributions are not paid out of available earnings. In addition, our right, and the right of our shareholders and creditors, to participate in any distribution of the assets or earnings of our bank and non-bank subsidiaries is further subject to the prior claims of creditors of our subsidiaries. No assurances can be given that the banks will, in any circumstances, pay dividends to the Company.

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

As of December 31, 2019, each of the Company’s banks was categorized as “well-capitalized” and, in addition, met additional requirements under the Capital Conservation Buffer.

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

In addition, the Deposit Insurance Fund Act of 1996 authorized the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The FICO assessment rate was adjusted quarterly through the final collection in the second quarter of 2019. The rate was approximately 0.120 basis points for the second quarter of 2019 (12 cents per $10,000 of assessable deposits).

Limits on Loans to One Borrower and Loans to Insiders

Federal banking laws impose limits on the amount of credit a bank can extend to any one person (or group of related persons). For national banks, this limit includes credit exposures arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

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

Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $16.9 million to $127.5 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction accounts in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. Our banks are in compliance with these requirements.

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

Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and in December 2019, the OCC and FDIC issued a joint proposed rule that would amend the CRA regulatory framework. It is too early to tell whether and to what extent any changes will be made to applicable CRA requirements.

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

In order to ensure compliance with all mortgage-related rules and regulations, the Company consolidated its consumer mortgage loan origination and loan servicing operations primarily within Wintrust Mortgage. All consumer mortgage applications are taken through Wintrust Mortgage, which has extensively trained loan originators located at many of our branches. While in certain limited cases our banks may offer specialized consumer mortgages to our customers, substantially all consumer mortgages for all of our banks are originated and closed by Wintrust Mortgage. Wintrust Mortgage then sells loans to third parties or to our banks. To the extent that we retain consumer mortgage loans in our bank portfolios, our banks have engaged Wintrust Mortgage to provide loan servicing.

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

Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act (“CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to information that is collected, processed, sold or disclosed pursuant to the GLB Act. The California State Legislature has amended the CCPA since its passage, which the Governor of California has signed into law, and the California Attorney General has proposed regulations implementing the CCPA that have not yet been adopted.

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

In June 2019, the SEC finalized Regulation Best Interest, which imposes a new standard of conduct on SEC-registered broker-dealers when making recommendations to retail customers. In addition the SEC finalized a new summary disclosure form that broker-dealers and registered investment advisers must provide to retail customers. Wintrust Investments and Great Lakes Advisors must comply with these requirements, as applicable, as of June 2020.

Incentive Compensation

The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations, such as us and our subsidiary banks, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including us and our subsidiary banks, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. A proposed rule was issued in 2016. Also pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. It is unclear when, if ever, the proposed rules will be finalized.

Employees

At December 31, 2019, the Company and its subsidiaries employed a total of 5,057 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

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

More specifically, the U.S. economy has generally strengthened and growth in economic activity in our geographic area has increased to a moderate pace over recent periods. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Any economic deterioration from current levels or slowing of current economic activity could lead to an increase in loan charge-offs and negatively affect consumer confidence as well as the level of business activity. Net charge-offs increased to $49.5 million in 2019 from $19.7 million in 2018. Our balance of non-performing loans and other real estate owned (“OREO”) was $117.6 million and $15.2 million, respectively, at December 31, 2019 compared to $113.2 million and $24.8 million, respectively, at December 31, 2018. Deterioration in the economy, real estate markets or increased unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have made to them, decrease the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

There continues to be discussion and dialogue in the U.S. government regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and

Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service debt. This in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.

On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal, the United States-Mexico-Canada Agreement (“USMCA”) to replace the North American Free Trade Agreement. On January 29, 2020, President Trump signed the USMCA into law. The full impact of the USMCA on us, our customers and on the economic conditions in the markets in which we operate is currently unknown. Changes to the terms upon which the United States, Mexico and Canada trade could negatively affect our customers or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

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

Because our allowance for loan losses represents an estimate of inherent losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly if there is deterioration in general economic or market conditions or events that adversely affect specific customers. In 2019, we charged off $49.5 million in loans (net of recoveries) and increased our allowance for loan losses from $152.8 million at December 31, 2018 to $156.8 million at December 31, 2019. The increase in allowance in 2019 was primarily the result of significant loan growth during the period and higher specific reserves on impaired loans. Our allowance for loan losses represents 0.59% and 0.64% of total loans outstanding at December 31, 2019 and 2018, respectively. The Company's adoption of CECL resulted in an increase in the allowance for loan losses and related coverage ratios at the time of adoption. Such accounting rules were effective as of January 1, 2020.

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

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy weakens for a prolonged period or experiences deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $8.3 billion or 31% of our total loan portfolio, at December 31, 2019, compared to $7.8 billion, or 33% of our total loan portfolio, at December 31, 2018.

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

As of both December 31, 2019 and 2018, approximately 39% and 37%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties, including the Chicago metropolitan area and southern Wisconsin, in which a majority of our real estate loans are concentrated. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

Events impacting collateral consisting of real property could lead to additional losses which could have a material adverse effect on our financial condition and results of operations.

Many of the loans in our portfolio are secured by real estate located in the Chicago metropolitan area. Any declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors impacting these local markets could, in turn, have a material adverse effect on our financial condition and results of operations. Deterioration in the real estate markets where collateral for our mortgage loans is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan, and in turn the value of our assets. In addition, any natural disasters or severe weather events have the potential to damage our real estate collateral. Climate change could have an impact on longer-term natural weather trends and increase the occurrence and severity of such adverse weather events.

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

We are exposed to interest rate risk in our core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $1.1 billion and $964.9 million for the years ended December 31, 2019 and 2018, respectively.

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

After a prolonged period of low and relatively stable interest rates, interest rates rose over the course of 2017 and 2018, but declined in the second half of 2019. Interest rates continue to remain low by historical standards.

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $3.7 million, $3.5 million and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful or that we will be successful in implementing any new mitigation strategies necessary to address the current rising interest rate environment. In addition, transactions entered into as part of mitigation strategies employed to mitigate risks associated with a prolonged low interest rate environment could be less beneficial or result in losses if interest rates continue to rise.

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

We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies such as marketplace lenders and other financial technology (“FinTech”) companies. Many of these competitors have substantially greater resources and market presence or more advanced technology than Wintrust and, as a result of their size, may be able to offer a broader range of products and services, better pricing for those products and services, or newer technologies to deliver those products and services than we can. Several of our local competitors have experienced improvements in their financial condition over the past few years and are better positioned to compete for loans, acquisitions and personnel. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. For example, the Economic Growth Act and its implementing regulations significantly reduce the regulatory burden of certain large BHCs and raise the asset thresholds at which more onerous requirements apply, which could cause certain large BHCs to become more competitive or to more aggressively pursue expansion. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as mobile payment and other automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits. The absence of regulatory requirements may give non-bank financial companies a competitive advantage over Wintrust.

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

Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2019, approximately 96% of the Company's available-for-sale debt securities and equity securities with a readily determinable fair value were categorized in level 1 or 2 of the fair value hierarchy (meaning that their fair values were determined by unadjusted quoted prices in active markets for identical assets, quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of available-for-sale debt securities and unrealized losses of equity securities with a readily determinable fair value recognized in earnings, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.

The remaining securities in our available-for-sale debt securities and equity securities with a readily determinable fair value portfolios were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2019, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

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

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, remediation costs, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, remediation costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

We are subject to claims and legal actions that could negatively affect our results of operations or financial condition.

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

Our financial results have been and will continue to be impacted by our strategy of branch openings and de novo bank formations. We expect to increase the opening of additional branches and may, under certain circumstances, resume de novo bank formations. It may take longer than expected or more than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these branches or banks will ever be profitable. Moreover, the FDIC's enhanced supervisory period for de novo banks of three years, including higher capital requirements during this period, could also delay a new bank's ability to contribute to the Company's earnings and impact the Company's willingness to expand through de novo bank formation. To the extent we undertake additional de novo bank, branch and business formations, our level of reported net income, return on average equity and return on average assets will be impacted by startup costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than we expected or than our experience has shown, which could have a material adverse effect on our business, financial condition and results of operations.

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

The ability of a third party to acquire us is also limited under applicable banking regulations. The BHC Act requires any “bank holding company” (as defined in the BHC Act) to obtain the approval of the Federal Reserve prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act of 1978. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a “bank holding company” under the BHC Act. For purposes of calculating ownership thresholds under these banking regulations, bank regulators would likely at least take the position that the minimum number of shares, and could take the position that the maximum number of shares, of Wintrust common stock that a holder is entitled to receive pursuant to securities convertible into or settled in Wintrust common stock, including pursuant to any warrants to purchase Wintrust common stock held by such holder, must be taken into account in calculating a shareholder's aggregate holdings of Wintrust common stock.

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

On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate (“SOFR”), which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee (“ARRC”). Further, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (“reformed SONIA”), comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. Reformed SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates.

Although SOFR appears to be the preferred replacement rate for U.S dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. We cannot predict what effect any such alternatives will have on the value of LIBOR-based securities or financial arrangements, including the Company’s Series D Preferred Stock or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the dividend rate on the Company’s Series D Preferred Stock, which currently is based on the LIBOR rate, will be determined as set forth in the accompanying offering documents, and the value of such securities may be adversely affected.

We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on loans that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. In addition, the transition away from LIBOR could prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate, as well as result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, loan, derivative and investment portfolios, asset-liability management and business, is uncertain.

Our business could be adversely affected by the occurrence of extraordinary events, such as acts of war, terrorist attacks, natural disasters and public health threats.

An act of war, terrorist activity, including acts of domestic terrorism, a major epidemic or pandemic, natural disaster, or the threat of such an event or other public health threat, could adversely affect our customers and our business. Such events could significantly impact the demand for our products and services as well as the ability of our customers to repay loans, affect the stability of our deposit base, impair the value of the collateral securing loans, adversely impact our employee base, cause significant property damage, result in loss of revenue, and cause us to incur additional expenses. The occurrence or threat of any such extraordinary event could result in a material negative effect on our business and results of operations.

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

Our ability to profitably operate is dependent, in part, upon federal fiscal policies that cannot be predicted. We are particularly affected by the monetary policies of the Federal Reserve, which influence money supply in the United States. Any change in the United States’ monetary policy, or worsening federal budgetary pressures, could affect our access to capital. During the past few years, the Federal Reserve has made two notable changes to U.S. monetary policy. First, following a prolonged period of low and relatively stable interest rates, it began to raise interest rates, but has more recently started to decrease the federal funds rate. Second, it has stated its intention to end its quantitative easing program and has begun to vary the size of its balance sheet by selling or buying securities, which also affects interest rates. Additionally, any trend toward inflation, economic decline, destabilizing of financial markets, or other factors beyond our control may significantly affect consumer demand for our products and consumers’ ability to repay loans, reducing our results of operations.

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

Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. For example, as cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. For more information regarding data privacy laws and regulations, see “Protection of Client Information” under Supervision and Regulation in Item 1.

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

The U.S. Basel III Rule, as well as other aspects of current or proposed regulatory or legislative changes to laws applicable to banking organizations, have increased our compliance costs, impacted the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our ability to engage in capital distributions, including paying dividends or repurchasing stock, may be restricted if we do not maintain the required Capital Conservation Buffer. In addition, we anticipate that our pro forma capital ratios will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations. For more information regarding capital requirements, see “Capital Requirements of the Company and Subsidiary Banks” under Supervision and Regulation in Item 1.

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

We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through FIRST Insurance Funding and Wintrust Life Finance, respectively, and financing for the payment of commercial insurance premiums in Canada through our wholly-owned subsidiary, FIFC Canada. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2019, we had $3.4 billion of commercial insurance premium finance loans outstanding, of which $3.0 billion related to the Company's U.S. operations at FIRST Insurance Funding and $456.4 million related to the Company's Canadian operations at FIFC Canada. Together, these loans represented 13% of our total loan portfolio as of such date.

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

FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers; however, one of the insurers represents approximately 13% of such balances and two additional insurers represent approximately 3% each of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada can mitigate its risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago and at 731 N. Jackson Street in downtown Milwaukee. The Company’s community banking segment operates through 187 banking facilities, the majority of which are owned. The Company owns 230 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area, southern Wisconsin and northwest Indiana as well as one banking location in Naples, Florida. Excess space in certain properties is leased to third parties. Wintrust Mortgage, also of our banking segment, is headquartered in our corporate headquarters in Rosemont, Illinois and has 43 locations in 11 states, all of which are leased, as well as office locations at several of our banks.

The Company’s wealth management subsidiaries have two locations in downtown Chicago, one in Appleton, Wisconsin, and one in Tampa, Florida, all of which are leased, as well as office locations at several of our banks. FIRST Insurance Funding and Wintrust Life Finance have one location in Northbrook, Illinois which is owned and locations at 231 S. LaSalle Street in downtown Chicago, Newark, New Jersey, Long Island, New York and Newport Beach, California, all of which are leased. FIFC Canada has three locations in Canada that are leased, located in Toronto, Ontario; Wainwright, Alberta; and Vancouver, British Columbia. Wintrust Asset Finance is located in our corporate headquarters in Rosemont, Illinois and has locations in Frisco, Texas, Mishawaka, Indiana, and Irvine, California, all of which are leased. Tricom has one location in Menomonee Falls, Wisconsin which is owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.

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

Lehman Holdings Matter

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

On October 2, 2018, Lehman Holdings asked the court for permission to amend its complaints against Wintrust Mortgage and the other defendants to add loans allegedly purchased from the defendants and sold to various RMBS trusts. The court granted this request and allowed Lehman Holdings to assert the additional claims against existing defendants as a supplemental complaint. Lehman Holdings filed its supplemental complaint against Wintrust Mortgage on December 4, 2018. Wintrust Mortgage filed its response to the supplemental complaint on May 13, 2019. Wintrust Mortgage is currently evaluating whether it has obtained sufficient information to assess the merits of Lehman Holding’s additional claims and to estimate the likelihood or amount of any potential liability for the additional claims.

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

JPMorgan Chase & Co. Matter

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

Wintrust Mortgage Matter

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit against Wintrust Mortgage in the Superior Court of the State of California for the County of Los Angeles, alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California from October 17, 2014 through the present. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage's response to the complaint was filed on February 25, 2019. On November 1, 2019, the plaintiff’s counsel filed a letter with the California Department of Labor advising that it was initiating an action under California’s Private Attorney General Act statute based on the same alleged violations. In November 2019, the parties reached a settlement agreement. The parties are documenting the settlement. Once finalized, the parties will submit the settlement to the court for approval. The Company has reserved an amount for this litigation that is immaterial to its results of operations or financial condition. Such litigation and threatened litigation actions necessarily involve substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to determine whether, or to what extent, any loss with respect to these legal proceedings may exceed the amounts reserved by the Company.

Northbrook Bank Matter

On October 17, 2018, two individual plaintiffs filed suit against Northbrook Bank and Tamer Moumen in the Circuit Court of Lake County, Illinois, on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen,

Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which was granted on March 5, 2019. On April 3, 2019, Plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank believed the amended complaint did not cure the pleading defects recognized by the court and filed a motion to dismiss the Amended Complaint on May 17, 2019. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook again moved to dismiss the complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs filed an appeal on December 2, 2019. Northbrook Bank believes plaintiffs’ allegations are legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

Other Matters

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

	2014	2015	2016	2017	2018	2019
Wintrust Financial Corporation	100.00	103.76	155.20	176.15	142.19	151.63
NASDAQ — Total US	100.00	100.48	113.55	137.83	130.33	170.96
NASDAQ — Bank Index	100.00	102.21	129.34	153.13	128.02	175.61

Approximate Number of Equity Security Holders

As of February 10, 2020, there were approximately 1,679 shareholders of record of the Company’s common stock.

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

The following is a summary of the cash dividends paid in 2019 and 2018:

Record Date	Payable Date	Dividend per Share
November 7, 2019	November 21, 2019	$0.25
August 8, 2019	August 22, 2019	$0.25
May 9, 2019	May 23, 2019	$0.25
February 7, 2019	February 21, 2019	$0.25
November 8, 2018	November 23, 2018	$0.19
August 9, 2018	August 23, 2018	$0.19
May 10, 2018	May 24, 2018	$0.19
February 8, 2018	February 22, 2018	$0.19

On January 23, 2020, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.28 per share of outstanding common stock. The dividend was paid on February 20, 2020 to shareholders of record as of February 6, 2020.

The final determination of timing, amount and payment of dividends is at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The Company's and the banks’ ability to pay dividends is subject to banking laws, regulations and policies. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2019, 2018 and 2017, the banks and certain wealth management subsidiaries paid $139.0 million, $111.0 million and $122.0 million, respectively, in dividends to the Company.

Reference is also made to Note 19 to the Consolidated Financial Statements, and “Liquidity and Capital Resources” contained in Item 7 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2019. On October 24, 2019, the Company's Board of Directors authorized the Company to repurchase up to $125 million of outstanding shares of its common stock. Refer to Note 28 to the Consolidated Financial Statements, “Subsequent Events,” contained in Item 8 of this Annual Report on Form 10-K for further discussion of subsequent repurchases by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Selected Financial Condition Data (at end of year):
Total assets	$36,620,583	$31,244,849	$27,915,970	$25,668,553	$22,909,348
Total loans, excluding loans held-for-sale and covered loans	26,800,290	23,820,691	21,640,797	19,703,172	17,118,117
Total deposits	30,107,138	26,094,678	23,183,347	21,658,632	18,639,634
Junior subordinated debentures	253,566	253,566	253,566	253,566	268,566
Total shareholders’ equity	3,691,250	3,267,570	2,976,939	2,695,617	2,352,274
Selected Statements of Income Data:
Net interest income	$1,054,919	$964,903	$832,076	$722,193	$641,529
Net revenue (1)	1,462,091	1,321,053	1,151,582	1,047,623	913,126
Net income	355,697	343,166	257,682	206,875	156,749
Net income per common share – Basic	6.11	5.95	4.53	3.83	3.05
Net income per common share – Diluted	6.03	5.86	4.40	3.66	2.93
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin	3.45%	3.59%	3.41%	3.24%	3.34%
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.47	3.61	3.44	3.26	3.36
Non-interest income to average assets	1.23	1.23	1.21	1.34	1.29
Non-interest expense to average assets	2.79	2.85	2.78	2.81	2.99
Net overhead ratio (3)	1.57	1.62	1.56	1.47	1.70
Return on average assets	1.07	1.18	0.98	0.85	0.75
Return on average common equity	10.41	11.26	9.26	8.37	7.15
Return on average tangible common equity (non-GAAP) (2)	13.22	13.95	11.63	10.90	9.44
Average total assets	$33,232,083	$29,028,420	$26,369,702	$24,292,231	$20,999,837
Average total shareholders’ equity	3,461,535	3,098,740	2,842,081	2,549,929	2,232,989
Average loans to average deposits ratio (excluding covered loans)	91.4%	93.7%	92.7%	90.9%	89.9%
Average loans to average deposits ratio (including covered loans)	91.4	93.7	92.9	91.4	91.0
Common Share Data at end of year:
Market price per common share	$70.90	$66.49	$82.37	$72.57	$48.52
Book value per common share (2)	$61.68	$55.71	$50.96	$47.12	$43.42
Tangible book value per common share (2)	$49.70	$44.67	$41.68	$37.08	$33.17
Common shares outstanding	57,821,891	56,407,558	55,965,207	51,880,540	48,383,279
Other Data at end of year: (5)
Tier 1 leverage ratio	8.7%	9.1%	9.3%	8.9%	9.1%
Tier 1 capital ratio	9.6	9.7	9.9	9.7	10.0
Common Equity Tier 1 capital ratio	9.2	9.3	9.4	8.6	8.4
Total capital ratio	12.2	11.6	12.0	11.9	12.2
Allowance for credit losses (4)	$158,461	$154,164	$139,174	$123,964	$106,349
Non-performing loans	117,588	113,234	90,162	87,454	84,057
Allowance for credit losses(4) to total loans, excluding covered loans	0.59%	0.65%	0.64%	0.63%	0.62%
Non-performing loans to total loans, excluding covered loans	0.44	0.48	0.42	0.44	0.49
Number of:
Bank subsidiaries	15	15	15	15	15
Banking offices	187	167	157	155	152

(1)	Net revenue includes net interest income and non-interest income.

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures/Ratios,” for a reconciliation of this performance measure/ratio to GAAP.

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

Forward Looking Statements

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A on page 20 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of the Company’s recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions;

•	harm to the Company’s reputation;

•	any negative perception of the Company’s financial strength;

•	ability of the Company to raise additional capital on acceptable terms when needed;

•	disruption in capital markets, which may lower fair values for the Company’s investment portfolio;

•	ability of the Company to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations and to manage risks associated therewith;

•	failure or breaches of our security systems or infrastructure, or those of third parties;

•	security breaches, including denial of service attacks, hacking, social engineering attacks, malware intrusion or data corruption attempts and identity theft;

•	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;

•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;

•	increased costs as a result of protecting our customers from the impact of stolen debit card information;

•	accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;

•	ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	environmental liability risk associated with lending activities;

•	the impact of any claims or legal actions to which the Company is subject, including any effect on our reputation;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages and increases in reserves associated therewith;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the soundness of other financial institutions;

•	the expenses and delayed returns inherent in opening new branches and de novo banks;

•	examinations and challenges by tax authorities, and any unanticipated impact of the Tax Act;

•	changes in accounting standards, rules and interpretations such as the new CECL standard, and the impact on the Company’s financial statements;

•	the ability of the Company to receive dividends from its subsidiaries;

•	uncertainty about the future of LIBOR;

•	a decrease in the Company’s capital ratios, including as a result of declines in the value of its loan portfolios, or otherwise;

•	legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies;

•	a lowering of our credit rating;

•	changes in U.S. monetary policy and changes to the Federal Reserve’s balance sheet as a result of the end of its program of quantitative easing or otherwise;

•	regulatory restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the regulatory environment;

•	the impact of heightened capital requirements;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	the Company’s ability to comply with covenants under its credit facility; and

•	fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2019. The detailed financial discussion focuses on 2019 results compared to 2018. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Annual Report on Form 10-K.

For a discussion of 2018 results compared to 2017, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Wintrust Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			Percentage % or Basis Point (bp) Change	Percentage % or Basis Point (bp) Change
(Dollars in thousands, except per share data)	2019	2018	2017	2018 to 2019	2017 to 2018
Net income	$355,697	$343,166	$257,682	4%	33%
Net income per common share — Diluted	6.03	5.86	4.40	3	33
Net revenue (1)	1,462,091	1,321,053	1,151,582	11	15
Net interest income	1,054,919	964,903	832,076	9	16
Net interest margin	3.45%	3.59%	3.41%	(14) bp	18 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.47	3.61	3.44	(14)	17
Net overhead ratio (3)	1.57	1.62	1.56	(5)	6
Return on average assets	1.07	1.18	0.98	(11)	20
Return on average common equity	10.41	11.26	9.26	(85)	200
Return on average tangible common equity (non-GAAP) (2)	13.22	13.95	11.63	(73)	232
At end of period
Total assets	$36,620,583	$31,244,849	$27,915,970	17%	12%
Total loans, excluding loans held-for-sale, excluding covered loans	26,800,290	23,820,691	21,640,797	13	10
Total deposits	30,107,138	26,094,678	23,183,347	15	13
Total shareholders’ equity	3,691,250	3,267,570	2,976,939	13	10
Book value per common share (2)	61.68	55.71	50.96	11	9
Tangible book value per common share (non-GAAP) (2)	49.70	44.67	41.68	11	7
Market price per common share	70.90	66.49	82.37	7	(19)
Excluding covered loans:
Allowance for credit losses to total loans(4)	0.59%	0.65%	0.64%	(6) bp	1 bp
Non-performing loans to total loans	0.44	0.48	0.42	(4)	6

(1)	Net revenue is net interest income plus non-interest income.

(2)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2019	2018	2017	2016	2015
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$1,385,142	$1,170,810	$946,468	$812,457	$718,464
Taxable-equivalent adjustment:
-Loans	3,935	3,403	3,760	2,282	1,431
-Liquidity management assets	2,280	2,258	3,713	3,630	3,221
-Other earning assets	9	11	14	40	57
(B) Interest Income (non-GAAP)	$1,391,366	$1,176,482	$953,955	$818,409	$723,173
(C) Interest Expense (GAAP)	330,223	205,907	114,392	90,264	76,935
(D) Net Interest Income (GAAP) (A minus C)	1,054,919	964,903	832,076	722,193	641,529
(E) Net interest Income (non-GAAP) (B minus C)	1,061,143	970,575	839,563	728,145	646,238
Net interest margin (GAAP)	3.45%	3.59%	3.41%	3.24%	3.34%
Net interest margin, fully taxable equivalent (non-GAAP)	3.47	3.61	3.44	3.26	3.36

(F) Non-interest income	$407,172	$356,150	$319,506	$325,430	$271,597
(G) Gains (losses) on investment securities, net	3,525	(2,898)	45	7,645	323
(H) Non-interest expense	928,126	826,088	731,817	681,685	628,419
Efficiency ratio (H/(D+F-G))	63.63%	62.40%	63.55%	65.55%	68.84%
Efficiency ratio (non-GAAP) (H/(E+F-G))	63.36	62.13	63.14	65.18	68.49

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders' equity (GAAP)	$3,691,250	$3,267,570	$2,976,939	$2,695,617	$2,352,274
(I) Less: Convertible preferred stock (GAAP)	—	—	—	(126,257)	(126,287)
Less: Non-convertible preferred stock (GAAP)	(125,000)	(125,000)	(125,000)	(125,000)	(125,000)
Less: Goodwill and other intangible assets (GAAP)	(692,277)	(622,565)	(519,505)	(520,438)	(495,970)
(J) Total tangible common shareholders’ equity (non-GAAP)	$2,873,973	$2,520,005	$2,332,434	$1,923,922	$1,605,017
(K) Total assets (GAAP)	$36,620,583	$31,244,849	$27,915,970	$25,668,553	$22,909,348
Less: Goodwill and other intangible assets (GAAP)	(692,277)	(622,565)	(519,505)	(520,438)	(495,970)
(L) Total tangible assets (non-GAAP)	$35,928,306	$30,622,284	$27,396,465	$25,148,115	$22,413,378
Common equity to assets ratio (GAAP) (M/K)	9.7%	10.1%	10.2%	9.5%	9.2%
Tangible common equity ratio (non-GAAP) (J/L)	8.0	8.2	8.5	7.7	7.2
Tangible common equity ratio, assuming full conversion of preferred stock (non-GAAP) ((J-I)/L)	8.0	8.2	8.5	8.2	7.7

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity (GAAP)	$3,691,250	$3,267,570	$2,976,939	$2,695,617	$2,352,274
Less: Preferred stock (GAAP)	(125,000)	(125,000)	(125,000)	(251,257)	(251,287)
(M) Total common equity	$3,566,250	$3,142,570	$2,851,939	$2,444,360	$2,100,987
(N) Actual common shares outstanding	57,822	56,408	55,965	51,881	48,383
Book value per common share (M/N)	$61.68	$55.71	$50.96	$47.12	$43.42
Tangible book value per common share (Non-GAAP) (J/N)	49.70	44.67	41.68	37.08	33.17

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(O) Net income applicable to common shares	$347,497	$334,966	$247,904	$192,362	$145,880
Add: Intangible asset amortization	11,844	4,571	4,401	4,789	4,621
Less: Tax effect of intangible asset amortization	(3,068)	(1,164)	(1,494)	(1,803)	(1,742)
After-tax intangible asset amortization	8,776	3,407	2,907	2,986	2,879
(P) Tangible net income applicable to common shares (non-GAAP)	$356,273	$338,373	$250,811	$195,348	$148,759
Total average shareholders' equity	$3,461,535	$3,098,740	$2,842,081	$2,549,929	$2,232,989
Less: Average preferred stock	(125,000)	(125,000)	(165,114)	(251,258)	(191,416)
(Q) Total average common shareholders' equity	$3,336,535	$2,973,740	$2,676,967	$2,298,671	$2,041,573
Less: Average intangible assets	(641,802)	(548,223)	(519,910)	(506,241)	(466,225)
(R) Total average tangible common shareholders’ equity (non-GAAP)	$2,694,733	$2,425,517	$2,157,057	$1,792,430	$1,575,348
Return on average common equity (O/Q)	10.41%	11.26%	9.26%	8.37%	7.15%
Return on average tangible common equity (non-GAAP) (P/R)	13.22	13.95	11.63	10.90	9.44

OVERVIEW AND STRATEGY

2019 Highlights

The Company recorded net income of $355.7 million for the year of 2019 compared to $343.2 million and $257.7 million for the years of 2018 and 2017, respectively. The results for 2019 demonstrate continued operating strengths including strong loan and deposit growth which, despite compression in net interest margin, resulted in higher net interest income, higher revenue from the wealth management and mortgage banking businesses and growth in the leasing business.

The Company increased its loan portfolio from $23.8 billion at December 31, 2018 to $26.8 billion at December 31, 2019. This increase was primarily due to the growth in the Company's commercial real estate portfolio, residential real estate portfolio and the premium finance receivables portfolios as well as its commercial banking initiative. Loan growth was also attributed to the acquisitions of SBC, Incorporated (“SBC”), STC Bancshares Corp. (“STC”) and Rush-Oak Corporation (“ROC”). The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2019, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. The Company had overnight liquid funds and interest-bearing deposits with banks of $2.5 billion and $1.5 billion at December 31, 2019 and 2018, respectively.

The Company recorded net interest income of $1.1 billion in 2019 compared to $964.9 million and $832.1 million in 2018 and 2017, respectively. The higher level of net interest income recorded in 2019 compared to 2018 resulted primarily from a $3.7 billion increase in average earning assets, partially offset by a 14 basis point decrease in the net interest margin in 2019 due to higher costs of deposits (see “Net Interest Margin” section later in this Item 7 for further detail).

Non-interest income totaled $407.2 million in 2019, increasing $51.0 million, or 14%, compared to 2018. The increase in non-interest income in 2019 compared to 2018 was primarily attributable to an increase in wealth management and mortgage banking revenues, higher operating lease income from growth in our leasing divisions, higher gains on investment securities, higher service charges on deposits, an increase on fees from customer interest rate swaps and positive adjustments from foreign currency remeasurement (see “Non-Interest Income” section later in this Item 7 for further detail).

Non-interest expense totaled $928.1 million in 2019, increasing $102.0 million, or 12%, compared to 2018. The increase compared to 2018 was primarily attributable to a $66.3 million increase in salaries and employee benefits, $9.3 million higher equipment expense, higher operating lease equipment depreciation, an increase in amortization of intangible assets due to certain other intangible assets recognized as a result of the acquisition of CDEC, and higher marketing expenses. The increase in salaries and employee benefits was, specifically, attributable to a $43.8 million increase in salaries resulting from annual salary increases and larger staffing as the Company grew (including growth from acquisitions), a $13.0 million increase in commissions and incentive compensation primarily attributable to the Company's incentive compensation programs, and a $9.5 million increase in employee benefits due to higher payroll taxes, employee insurance and retirement savings plan costs. These increases were partially offset during the period by lower costs for consulting services and professional fees, data processing and FDIC insurance (see “Non-Interest Expense” section later in this Item 7 for further detail).

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

Economic Environment

The economic environment in 2019 was characterized by compression in net interest margin, especially in the second half of the year, and continued competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

Net Interest Income

The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company also continues its efforts to improve its funding mix. In 2019, the Company's net interest margin decreased to 3.45% (3.47% on a fully tax-equivalent basis) as compared to 3.59% (3.61% on a fully tax-equivalent basis) in 2018 primarily as a result of rising costs of deposits. As a result of the growth in earning assets, partially offset by reduced net interest margin, the Company increased net interest income by $90.0 million in 2019 compared to 2018.

The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In 2019, the Company recognized $3.7 million in fees on covered call options compared to $3.5 million in 2018.

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

Non-Interest Income

The interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $154.3 million in 2019 and $137.0 million in 2018, representing 11% and 10% of total net revenue in 2019 and 2018, respectively. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage revenue is also impacted by changes in the fair value of mortgage servicing rights ("MSRs"). Mortgage originations for sale totaled $4.5 billion and $4.0 billion in 2019 and 2018, respectively. In 2019, approximately 52% of originations were mortgages associated with new home purchases, while 48% of originations were related to refinancing of mortgages. In 2018, approximately 75% of originations were mortgages associated with new home purchases, while 25% of originations were related to refinancing of mortgages.

Non-Interest Expense

Management believes expense management is important to enhance profitability amid the low interest rate environment and increased competition. Cost control and an efficient infrastructure should position the Company appropriately as it continues its growth strategy. Management continues to be disciplined in its approach to growth and plans to leverage the Company's existing expense infrastructure to expand its presence in existing and complimentary markets. Potentially impacting the cost control strategies discussed above, the Company anticipates increased costs resulting from the regulatory environment in which we operate as well as continued investment in technology.

Credit Quality

The Company's credit quality metrics remained at historically favorable levels in 2019. The Company continues to actively address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality.

In particular:

•
The Company’s 2019 provision for credit losses, totaled $53.9 million, compared to $34.8 million in 2018 and $30.0 million in 2017. Net charge-offs increased to $49.5 million in 2019 (of which $35.9 million related to commercial and commercial real estate loans), compared to $19.7 million in 2018 (of which $8.8 million related to commercial and commercial real estate loans) and $15.0 million in 2017 (of which $5.3 million related to commercial and commercial real estate loans).

•
The Company's allowance for loan losses increased to $156.8 million at December 31, 2019, reflecting an increase of $4.1 million, or 3%, when compared to 2018. At December 31, 2019, approximately $66.9 million, or 43%, of the allowance for loan losses was associated with commercial real estate loans and another $64.9 million, or 41%, was associated with commercial loans.

•
The Company has significant exposure to commercial real estate. At December 31, 2019, $8.0 billion, or 30%, of our loan portfolio was commercial real estate, with approximately 86% located in our market area. The commercial real estate loan portfolio, excluding purchased credit impaired (“PCI”) loans, was comprised of $1.2 billion related to land and construction,

$1.0 billion related to office buildings loans, $1.1 billion related to retail loans, $1.0 billion related to industrial use, $1.3 billion related to multi-family loans and $2.1 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of December 31, 2019, the Company had approximately $26.1 million of non-performing commercial real estate loans representing approximately 0.33% of the total commercial real estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest) were $117.6 million (of which $26.1 million, or 22%, was related to commercial real estate) at December 31, 2019, an increase of $4.3 million compared to December 31, 2018. Non-performing loans as a percentage of total loans were 0.44% at December 31, 2019 compared to 0.48% at December 31, 2018.

•
The Company’s other real estate owned decreased by $9.6 million, to $15.2 million during 2019, from $24.8 million at December 31, 2018. The decrease in other real estate owned is primarily a result of $14.5 million of OREO disposals and resolutions during 2019. The $15.2 million of other real estate owned as of December 31, 2019 was comprised of $13.3 million of commercial real estate property, $1.0 million of residential real estate property and $810,000 of residential real estate development property.

During 2019, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities.

Management continues to direct significant attention toward the prompt identification, management and resolution of problem loans. The Company has restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2019, approximately $63.8 million in loans had terms modified representing troubled debt restructurings (“TDRs”), with $36.7 million of these TDRs continuing in accruing status. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K for additional discussion of TDRs.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $2.4 million at both December 31, 2019 and 2018.

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

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized an increase of $17.3 million in mortgage banking revenue in 2019 compared to 2018 as a result of higher origination volumes in 2019 and increased servicing fees. Mortgage originations for sale totaled $4.5 billion and $4.0 billion in 2019 and 2018, respectively.

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

In determining the timing of the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. See discussion of 2019 and 2018 acquisition activity in the “Recent Acquisition Transactions” section below.

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

The primary drivers of profitability of the wealth management business can be associated with the level of commission received related to the trading performed by the brokerage customers for their accounts and the amount of assets under management in which the unit receives a management fee for advisory, administrative and custodial services. As such, revenues are influenced by a rise or fall in the debt and equity markets and the resulting increase or decrease in the value of our client accounts on which our fees are based. The commissions received by the brokerage unit are not as directly influenced by the directionality of the debt and equity markets but rather the desire of our customers to engage in trading based on their particular situations and outlooks of the market or particular stocks and bonds. Profitability in the brokerage business is impacted by commissions which fluctuate over time.

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

The exact impact of the changing regulatory environment on our business and operations depends upon legislative or regulatory changes to reform the financial regulatory framework and the actions of our competitors, customers, and other market participants. Legislative and regulatory changes could have a significant impact on us by, for example, requiring us to change our business practices; requiring us to meet more stringent capital, liquidity and leverage ratio requirements; limiting our ability to pursue business opportunities; imposing additional costs and compliance obligations on us; limiting fees we can charge for services; impacting the value of our assets; or otherwise adversely affecting our businesses and our earnings’ capabilities. We have already experienced significant increases in compliance related costs in recent years, and we are now subject to more stringent risk-based capital and leverage ratio requirements than we were prior to the adoption of the U.S. Basel III Rules. We are also now subject to many mortgage-related rules promulgated by the CFPB that materially restructured the origination, services and securitization of residential mortgages in the United States. We will continue to monitor the impact that the implementation of applicable rules, regulations and policies arising out of any legislative or regulatory changes may have on our organization. For further discussion of the laws and regulations applicable to us and our subsidiary banks, please refer to “Business-Supervision and Regulation.”

Recent Transactions

Acquisition of SBC

On November 1, 2019, the Company completed its acquisition of SBC. SBC was the parent company of Countryside Bank. Through this business combination, the Company acquired Countryside Bank’s six banking offices located in Countryside, Burbank, Darien, Homer Glen, Oak Brook and Chicago, Illinois. As of the acquisition date, the Company acquired approximately $619.8 million in assets, including approximately $423.0 million in loans, and approximately $507.8 million in deposits. The Company recorded goodwill of approximately $40.3 million related to the acquisition.

Acquisition of STC

On October 7, 2019, the Company completed its acquisition of STC.  STC was the parent company of STC Capital Bank. Through this business combination, the Company acquired STC Capital Bank’s five banking offices located in the communities of St. Charles, Geneva and South Elgin, Illinois. As of the acquisition date, the Company acquired approximately $250.1 million in assets, including approximately $174.3 million in loans, and approximately $201.2 million in deposits. The Company recorded goodwill of approximately $19.1 million related to the acquisition.

Acquisition of ROC

On May 24, 2019, the Company completed its acquisition of ROC. ROC was the parent company of Oak Bank. Through this business combination, the Company acquired Oak Bank’s one banking location in Chicago, Illinois. As of the acquisition date, the Company acquired approximately $223.4 million in assets, including approximately $124.7 million in loans, and approximately $161.2 million in deposits. The Company recorded goodwill of approximately $11.7 million related to the acquisition.

Acquisition of CDEC

On December 14, 2018, the Company acquired Elektra, the parent company of CDEC. CDEC is a provider of Qualified Intermediary services (as defined by U.S. Treasury regulations) for taxpayers seeking to structure tax-deferred like-kind exchanges under Internal Revenue Code Section 1031. CDEC has successfully facilitated more than 8,000 like-kind exchanges in the past decade for taxpayers nationwide. These transactions typically generate customer deposits during the period following the sale of the property until such proceeds are used to purchase a replacement property. The Company recorded goodwill of approximately $37.3 million related to the acquisition.

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

Acquisition of Chicago Shore Corporation

On August 1, 2018, the Company completed its acquisition of CSC. CSC was the parent company of Delaware Place Bank. Through this business combination, the Company acquired Delaware Place Bank’s one banking location in Chicago, Illinois. As of the acquisition date, the Company acquired approximately $282.8 million in assets, including approximately $152.7 million in loans, and approximately $213.1 million in deposits. Additionally, the Company recorded goodwill of approximately $26.6 million related to the acquisition.

Acquisition of iFreedom Direct Corporation DBA Veterans First Mortgage

On January 4, 2018, the Company acquired certain assets, including mortgage servicing rights, and assumed certain liabilities of the mortgage banking business of iFreedom Direct Corporation DBA Veterans First Mortgage (“Veterans First”), in a business combination. The Company recorded goodwill of approximately $9.1 million related to the acquisition.

Acquisition of American Homestead Mortgage, LLC

On February 14, 2017, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of American Homestead Mortgage, LLC ("AHM"), in a business combination. AHM is located in Montana's Flathead Valley. The Company recorded goodwill of approximately $1.0 million related to the acquisition.

Other Completed Transactions

Issuance of Subordinated Notes Due 2029

In June 2019, the Company completed a public offering of $300,000,000 aggregate principal amount of its 4.85% Subordinated Notes due 2029. The Company received proceeds prior to expenses of approximately $296.7 million from the offering, after deducting underwriting discounts and commissions, which were intended to be used for general corporate purposes.

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

Allowance for Credit Losses, including the Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments

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

As of January 1, 2020, the Company adopted CECL, which impacts the measurement of the Company’s allowance for credit losses (including the allowance for losses on lending-related commitments). CECL replaces the previous incurred loss methodology, which delays recognition until such loss is probable, with a methodology that reflects an estimate of lifetime expected credit losses considering current economic condition and forecasts. Though other assets, including investment securities and other receivables, are considered in-scope of the standard and will require a measurement of the allowance for credit loss, the most significant impact of CECL remains within the Company’s loan portfolios and related lending commitments.

Based upon the Company’s current composition of assets as well as current considerations of existing and expected future economic conditions, at adoption, the Company estimates an increase to the allowance for credit losses (consisting of the allowance for loan losses and allowance for losses on lending-related commitments prior to adoption) of approximately 25% to 40% related to its loan portfolios and related lending commitments. The estimated increase is partly related to additions to existing reserves for unfunded lending-related commitments due to the consideration under CECL of utilization by the Company's borrowers over the life of such commitments, as well as for acquired loans, which previously considered credit discounts. The Company estimates an insignificant impact at adoption of measuring an allowance for credit losses for the other in-scope assets noted above. The adjustment at adoption on January 1, 2020 is recognized as an adjustment to the balance sheet (retained earnings or the related asset basis dependent upon whether the asset is purchased credit deteriorated from a prior acquisition). After adoption, adjustments to the allowance for credit losses will primarily be recorded as provision for credit losses on the Company’s income statement. The estimate of the allowance for credit losses is highly dependent upon considerations of current and expected economic conditions, which may result in earnings volatility across economic cycles. See Note 2, “Recent Accounting Pronouncements,” to the Consolidated Financial Statements in Item 8 for additional discussion of the Company's implementation and adoption of CECL.

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

Accounting guidance as discussed above applicable to loans acquired with evidence of credit quality deterioration since origination is eliminated under the requirements of CECL and replaced by specific guidance related to purchased credit deteriorated financial assets. Under CECL, the nonaccretable difference (credit discount) determined at acquisition on purchased credit deteriorated financial assets is recorded as an allowance for credit losses and added to the purchase price to determine the initial amortized cost of the financial asset. The accretable yield will be recognized in interest income over the remaining estimated life of the financial asset, using the effective-interest method. Changes in expected cash flows from the date of acquisition will only impact the allowance for credit losses (no impact to accretable yield). See Note 2, “Recent Accounting Pronouncements,” to the Consolidated Financial Statements in Item 8 for additional discussion of the Company's implementation and adoption of CECL.

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

As of December 31, 2019, the Company had three reporting units: Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2019 goodwill impairment testing, no goodwill impairment was indicated for any of the reporting units on their respective annual testing dates. See Note 8, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 for a further discussion of goodwill impairment testing.
Derivative Instruments

The Company utilizes derivative instruments to manage risks such as interest rate risk or market risk. The Company’s policy prohibits using derivatives for speculative purposes.

Accounting for derivatives differs significantly depending on whether a derivative is designated as an accounting hedge, which is a transaction intended to reduce a risk associated with a specific asset or liability or future expected cash flow at the time it is purchased. In order to qualify as an accounting hedge, a derivative must be designated as such at inception by management and meet certain criteria. Management must also continue to evaluate whether the instrument effectively reduces the risk associated with that item. To determine if a derivative instrument continues to be an effective hedge, the Company must make assumptions and judgments about the continued effectiveness of the hedging strategies and the nature and timing of forecasted transactions. If the Company’s hedging strategy were to become ineffective, hedge accounting would no longer apply and the reported results of operations or financial condition could be materially affected. See Note 21, “Derivative Financial Instruments,” to the Consolidated Financial Statements in Item 8 for a further discussion of derivative accounting.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 187 offices at the end of 2019. FIRST Insurance Funding and Wintrust Life Finance have matured into separate divisions that generated, on a national basis, $8.4 billion in total premium finance receivables in 2019 within the United States. FIFC Canada, acquired in 2012, originated $984.4 million in Canadian commercial premium finance receivables in 2019. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.

Earnings Summary

Net income for the year ended December 31, 2019, totaled $355.7 million, or $6.03 per diluted common share, compared to $343.2 million, or $5.86 per diluted common share, in 2018, and $257.7 million, or $4.40 per diluted common share, in 2017. During 2019, net income increased by $12.5 million and earnings per diluted common share increased by $0.17. During 2018, net income increased by $85.5 million and earnings per diluted common share increased by $1.46. Net income increased in 2019 as compared to 2018 primarily as a result of an increase in net interest income driven by growth in earning assets, lower FDIC insurance costs and an increase in mortgage banking revenue, partially offset by compression of net interest margin, increased salary and employee benefits and higher amortization of other intangible assets.

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

Net interest income in 2019 totaled $1.1 billion, up from $964.9 million in 2018 and $832.1 million in 2017, representing an increase of $90.0 million, or 9%, in 2019 and an increase of $132.8 million, or 16%, in 2018. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2019 and 2018. Average earning assets increased $3.7 billion, or 14%, in 2019 and $2.5 billion, or 10%, in 2018. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans, excluding covered loans, increased $2.5 billion, or 11%, in 2019 and $2.0 billion, or 10%, in 2018. Total average loans, excluding covered loans, as a percentage of total average earning assets were 82%, 84% and 85% in 2019, 2018 and 2017, respectively. The average yield on loans, excluding covered loans, was 4.93% in 2019, 4.66% in 2018 and 4.19% in 2017, reflecting an increase of 27 basis points in 2019 and an increase of 47 basis points in 2018. The higher loan yields in 2019 compared to 2018 is primarily a result of the rising interest rate environment during 2019. The average yield on liquidity management assets was 2.79% in 2019, 2.78% in 2018 and 2.28% in 2017, reflecting an increase of one basis point in 2019 and an increase of 50 basis points in 2018. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 1.35% in 2019, 0.95% in 2018 and 0.52% in 2017, representing an increase of 40 basis points in 2019 and an increase of 43 basis points in 2018. The higher level of interest bearing deposits rates in 2019 compared to 2018 is primarily due to upward re-pricing of retail deposits as a result of rising interest rates. As a result of the above, net interest margin decreased to 3.45% (3.47% on a fully tax-equivalent basis) in 2019 compared to 3.59% (3.61% on a fully tax-equivalent basis) in 2018.

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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2019, 2018 and 2017. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal.

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

	Average Balance for the year ended December 31,			Interest for the year ended December 31,			Yield/Rate for the year ended December 31,
(Dollars in thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Assets
Interest bearing deposits with banks and cash equivalents	$1,494,418	$888,671	$856,020	$30,503	$17,091	$9,254	2.04%	1.92%	1.08%
Investment securities	3,651,091	3,045,555	2,590,260	110,326	89,640	67,028	3.02	2.94	2.59
FHLB and FRB stock	96,924	101,681	89,333	5,416	5,331	4,370	5.59	5.24	4.89
Total liquidity management assets (1) (6)	$5,242,433	$4,035,907	$3,535,613	$146,245	$112,062	$80,652	2.79%	2.78%	2.28%
Other earning assets (1) (2) (6)	16,385	20,681	25,951	714	777	662	4.36	3.75	2.55
Mortgage loans held-for-sale	308,645	332,863	319,147	11,992	15,738	12,332	3.89	4.73	3.86
Loans, net of unearned income (1) (3) (6)	24,986,736	22,500,482	20,469,799	1,232,415	1,047,905	858,058	4.93	4.66	4.19
Covered loans	—	—	40,665	—	—	2,251	—	—	5.54
Total earning assets (6)	$30,554,199	$26,889,933	$24,391,175	$1,391,366	$1,176,482	$953,955	4.55%	4.38%	3.91%
Allowance for loan and covered loan losses	(164,587)	(148,342)	(133,432)
Cash and due from banks	292,807	266,086	239,638
Other assets	2,549,664	2,020,743	1,872,321
Total assets	$33,232,083	$29,028,420	$26,369,702
Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW and interest bearing demand deposits	$2,903,441	$2,436,791	$2,402,254	$20,079	$9,773	$5,027	0.69%	0.40%	0.21%
Wealth management deposits	2,761,936	2,356,145	2,125,177	31,121	27,839	13,952	1.13	1.18	0.66
Money market accounts	6,659,376	5,105,244	4,482,137	91,940	42,973	12,588	1.38	0.84	0.28
Savings accounts	2,834,381	2,684,661	2,471,663	20,975	11,444	7,715	0.74	0.43	0.31
Time deposits	5,467,192	4,872,590	4,423,067	114,777	74,524	44,044	2.10	1.53	1.00
Total interest bearing deposits	$20,626,326	$17,455,431	$15,904,298	$278,892	$166,553	$83,326	1.35%	0.95%	0.52%
FHLB advances	658,669	713,539	380,412	9,878	12,412	8,798	1.50	1.74	2.31
Other borrowings	428,834	289,615	255,136	13,897	8,599	5,370	3.24	2.97	2.10
Subordinated notes	309,178	139,140	139,022	15,555	7,121	7,116	5.03	5.12	5.12
Junior subordinated notes	253,566	253,566	253,566	12,001	11,222	9,782	4.67	4.37	3.81
Total interest-bearing liabilities	$22,276,573	$18,851,291	$16,932,434	$330,223	$205,907	$114,392	1.48%	1.09%	0.67%
Non-interest bearing deposits	6,711,298	6,545,251	6,182,048
Other liabilities	782,677	533,138	413,139
Equity	3,461,535	3,098,740	2,842,081
Total liabilities and shareholders’ equity	$33,232,083	$29,028,420	$26,369,702
Interest rate spread (4) (6)							3.07%	3.29%	3.24%
Less: Fully taxable-equivalent adjustment				$(6,224)	$(5,672)	$(7,487)	(0.02)	(0.02)	(0.03)
Net free funds/contribution (5)	$8,277,626	$8,038,642	$7,458,741				0.40	0.32	0.20
Net interest income/margin (6) (GAAP)				$1,054,919	$964,903	$832,076	3.45%	3.59%	3.41%
Fully taxable-equivalent adjustment				6,224	5,672	7,487	0.02	0.02	0.03
Net interest income/margin (6), fully taxable-equivalent (non-GAAP)				$1,061,143	$970,575	$839,563	3.47%	3.61%	3.44%

(1)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the years ended December 31, 2019, 2018 and 2017 were $6.2 million, $5.7 million and $7.5 million, respectively.

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

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2019 Compared to 2018			2018 Compared to 2017
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest bearing deposits with banks and cash equivalents	$1,217	$12,195	$13,412	$7,457	$380	$7,837
Investment securities	2,816	17,848	20,664	12,039	12,028	24,067
FHLB and FRB stock	343	(258)	85	328	633	961
Total liquidity management assets	$4,376	$29,785	$34,161	$19,824	$13,041	$32,865
Other earning assets	111	(172)	(61)	268	(150)	118
Mortgage loans held-for-sale	(2,658)	(1,088)	(3,746)	2,860	546	3,406
Loans, net of unearned income	64,322	119,656	183,978	100,551	89,653	190,204
Covered loans	—	—	—	(1,126)	(1,125)	(2,251)
Total interest income	$66,151	$148,181	$214,332	$122,377	$101,965	$224,342

Interest Expense:
Deposits — interest bearing:
NOW and interest bearing demand deposits	$1,069	$9,237	$10,306	$3,671	$1,075	$4,746
Wealth management deposits	(743)	4,025	3,282	9,713	4,174	13,887
Money market accounts	33,870	15,097	48,967	28,537	1,848	30,385
Savings accounts	8,852	679	9,531	3,046	683	3,729
Time deposits	30,382	9,871	40,253	25,357	5,123	30,480
Total interest expense — deposits	$73,430	$38,909	$112,339	$70,324	$12,903	$83,227
FHLB advances	(1,627)	(907)	(2,534)	(2,590)	6,204	3,614
Other borrowings	743	4,555	5,298	1,673	1,556	3,229
Subordinated notes	(127)	8,561	8,434	—	5	5
Junior subordinated notes	779	—	779	1,440	—	1,440
Total interest expense	$73,198	$51,118	$124,316	$70,847	$20,668	$91,515
Net interest income (GAAP)	(7,047)	97,063	90,016	$51,530	81,297	132,827
Fully taxable-equivalent adjustment	$3,484	$(2,932)	$552	$(2,605)	$790	$(1,815)
Net interest income, fully-taxable equivalent (non-GAAP)	$(3,563)	$94,131	$90,568	$48,925	$82,087	$131,012

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

Non-Interest Income

The following table presents non-interest income by category for 2019, 2018 and 2017:

	Years ended December 31,			2019 compared to 2018		2018 compared to 2017
(Dollars in thousands)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Brokerage	$18,825	$22,391	$22,863	$(3,566)	(16)%	$(472)	(2)%
Trust and asset management	78,289	68,572	58,903	9,717	14	9,669	16
Total wealth management	$97,114	$90,963	$81,766	$6,151	7%	$9,197	11%
Mortgage banking	154,293	136,990	113,472	17,303	13	23,518	21
Service charges on deposit accounts	39,070	36,404	34,513	2,666	7	1,891	5
Gains (losses) on investment securities, net	3,525	(2,898)	45	6,423	NM	(2,943)	NM
Fees from covered call options	3,670	3,519	4,402	151	4	(883)	(20)
Trading (losses) gains, net	(158)	11	(845)	(169)	NM	856	NM
Operating lease income, net	47,041	38,451	29,646	8,590	22	8,805	30
Other:
Interest rate swap fees	13,072	11,027	7,379	2,045	19	3,648	49
BOLI	4,947	4,982	3,524	(35)	(1)	1,458	41
Administrative services	4,197	4,625	4,165	(428)	(9)	460	11
Foreign currency measurement gain (loss)	783	(1,673)	1,464	2,456	NM	(3,137)	NM
Early pay-offs of capital leases	35	601	1,228	(566)	(94)	(627)	(51)
Miscellaneous	39,583	33,148	38,747	6,435	19	(5,599)	(14)
Total Other	$62,617	$52,710	$56,507	$9,907	19%	$(3,797)	(7)%
Total Non-Interest Income	$407,172	$356,150	$319,506	$51,022	14%	$36,644	11%
 NM—Not Meaningful

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.

Brokerage revenue is directly impacted by trading volumes. In 2019, brokerage revenue totaled $18.8 million, reflecting a decrease of $3.6 million, or 16%, compared to 2018. The decrease in brokerage revenue during 2019 compared to 2018 can be attributed to decreased customer trading activity.

Trust and asset management revenue totaled $78.3 million in 2019, an increase of $9.7 million, or 14%, compared to 2018. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as volume of tax-deferred like-kind exchange services provided during a period. Such revenue increased from 2018 to 2019 primarily as a result of fees earned from business generated by CDEC, which was acquired in December 2018, market appreciation related to managed money accounts with fees based on assets under management and higher asset levels from new customers and new financial advisors.

Mortgage banking revenue totaled $154.3 million in 2019 compared to $137.0 million in 2018 reflecting an increase of $17.3 million, or 13%, in 2019, and an increase of $23.5 million, or 21%, in 2018. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage originations for sale totaled $4.5 billion for the year ended 2019 compared to $4.0 billion for the same period of 2018. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During 2019, the fair value of the MSRs portfolio increased as retained servicing rights led to capitalization of $44.9 million, partially offset by negative fair value adjustments of $14.8 million and a reduction in value due to payoffs and paydowns of the existing portfolio. The Company purchased options and entered into interest rate swaps in 2019 to economically hedge a portion of the fair value changes recorded in earnings related to its MSRs portfolio. There were no such options outstanding as of December 31, 2019. As of December 31, 2019, the Company held 4 interest rate swaps with an aggregate notional value of $55.0 million for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio. See Note 6, “Mortgage Servicing Rights,” to the Consolidated Financial Statements in Item 8 for a summary of the changes in the carrying value of MSRs.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Retail originations	$2,730,865	$2,412,232	$3,142,824
Correspondent originations	385,729	848,997	549,261
Veterans First originations	1,381,327	694,209	—
Total originations for sale (A)	$4,497,921	$3,955,438	$3,692,085
Originations for investment	460,734	258,930	285,440
Total originations	4,958,655	4,214,368	3,977,525

Purchases as a percentage of originations for sale	52%	75%	75%
Refinances as a percentage of originations for sale	48	25	25
Total	100%	100%	100%

Production Margin:
Production revenue (B) (1)	$122,047	$92,250	$90,458
Production margin (B/A)	2.71%	2.33%	2.45%

Mortgage Servicing:
Loans serviced for others (C)	$8,243,251	$6,545,870	$2,929,133
MSRs, at fair value (D)	85,638	75,183	33,676
Percentage of MSRs to loans serviced for others (D/C)	1.04%	1.15%	1.15%
Servicing Income	$23,156	$15,269	$6,417

Components of MSRs:
MSR - current period capitalization	44,943	33,071	18,341
MSR - collection of expected cash flow - paydowns(2)	(1,901)	(2,267)	—
MSR - collection of expected cash flow - payoffs	(18,217)	(2,772)	(2,595)
Valuation:
MSR - changes in fair value model assumptions	(14,778)	(331)	(1,173)
Gain on derivative contract held as an economic hedge, net	519	—	—
MSR valuation adjustment, net of gain on derivative contract held as an economic hedge	(14,259)	(331)	(1,173)

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

(2)	Change in MSR value due to collection of expected cash flows from paydowns and payoffs in 2017 is combined and shown in total in the payoff line. The component detail is not available for 2017.

Service charges on deposit accounts totaled $39.1 million in 2019, $36.4 million in 2018 and $34.5 million in 2017, reflecting an increase of 7% in 2019 and 5% in 2018. The increase in recent years is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative as well as additional service charges on deposit accounts from acquired institutions.

The Company recognized $3.5 million in net gains in 2019 compared to $2.9 million in net losses on investment securities in 2018. The Company did not recognize any other-than-temporary impairment charges in 2019 or 2018.

Fees from covered call option transactions totaled $3.7 million in 2019, versus $3.5 million in 2018 and $4.4 million in 2017. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at December 31, 2019, 2018, or 2017, respectively.

The Company recognized $158,000 of trading losses in 2019 compared to trading gains of $11,000 in 2018 and trading losses of $845,000 in 2017. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges.

Operating lease income totaled $47.0 million in 2019 compared to $38.5 million in 2018. The increase annually is primarily related to growth in business from the Company's leasing divisions.

Interest rate swap fee revenue totaled $13.1 million in 2019, $11.0 million in 2018 and $7.4 million in 2017. Swap fee revenues result from interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates. The fluctuations in swap fee revenue in 2019 primarily results from fluctuations in interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties.

Bank owned life insurance (“BOLI”) generated non-interest income of $4.9 million in 2019 compared to $5.0 million in 2018. This income typically represents adjustments to the cash surrender value of BOLI policies and proceeds received from death benefits. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $187.5 million at December 31, 2019 and $147.9 million at December 31, 2018, and is included in other assets.

Administrative services revenue generated by Tricom was $4.2 million in 2019, $4.6 million in 2018 and $4.2 million in 2017. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category.

The Company realized gains of $35,000, $601,000 and $1.2 million in 2019, 2018 and 2017, respectively, representing gains realized from the early pay-off of leases originated and managed by the Company's leasing division.

Miscellaneous other non-interest income totaled $39.6 million in 2019 compared to $33.1 million in 2018. Miscellaneous income includes loan servicing fees, income from other investments, service charges and other fees. The increase in miscellaneous other income for 2019 compared to 2018 resulted primarily from loan syndication fees.

Non-Interest Expense

The following table presents non-interest expense by category for 2019, 2018 and 2017:

	Years ended December 31,			2019 compared to 2018		2018 compared to 2017
(Dollars in thousands)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$310,352	$266,563	$226,151	$43,789	16%	$40,412	18%
Commissions and incentive compensation	148,600	135,558	133,511	13,042	10	2,047	2
Benefits	87,468	77,956	70,416	9,512	12	7,540	11
Total salaries and employee benefits	$546,420	$480,077	$430,078	$66,343	14%	$49,999	12%
Equipment	52,328	42,949	38,358	9,379	22	4,591	12
Operating lease equipment	35,760	29,305	24,107	6,455	22	5,198	22
Occupancy, net	64,289	57,814	52,920	6,475	11	4,894	9
Data processing	27,820	35,027	31,495	(7,207)	(21)	3,532	11
Advertising and marketing	48,595	41,140	30,830	7,455	18	10,310	33
Professional fees	27,471	32,306	27,835	(4,835)	(15)	4,471	16
Amortization of other intangible assets	11,844	4,571	4,401	7,273	NM	170	4
FDIC insurance	9,199	17,209	16,231	(8,010)	(47)	978	6
OREO expenses, net	3,628	6,120	3,593	(2,492)	(41)	2,527	70
Other:
Commissions — 3rd party brokers	2,918	4,264	4,178	(1,346)	(32)	86	2
Postage	9,597	8,685	6,763	912	11	1,922	28
Miscellaneous	88,257	66,621	61,028	21,636	32	5,593	9
Total other	$100,772	$79,570	$71,969	$21,202	27%	$7,601	11%
Total Non-Interest Expense	$928,126	$826,088	$731,817	$102,038	12%	$94,271	13%
NM—Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits is the largest component of non-interest expense, accounting for 59% of the total in 2019 compared to 58% in 2018. For the year ended December 31, 2019, salaries and employee benefits totaled $546.4 million and increased $66.3 million, or 14%, compared to 2018. This increase can be attributed to a $43.8 million increase in salaries resulting from annual salary increases and larger staffing as the Company grows, including growth from the various acquisitions during the period.

Equipment expense totaled $52.3 million in 2019 compared to $42.9 million in 2018, reflecting an increase of 22% in 2019. The increase in equipment expense in 2019 and 2018 was primarily related to increased software costs. Equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Operating lease equipment expense totaled $35.8 million in 2019, $29.3 million in 2018 and $24.1 million in 2017. The increase in both years was primarily related to growth in business from the Company's leasing divisions.

Occupancy expense for the years 2019, 2018 and 2017 was $64.3 million, $57.8 million and $52.9 million, respectively, reflecting increases of 11% in 2019 and 9% in 2018. The increase in 2019 was primarily the result of higher maintenance and repairs and lower rental income earned on owned properties. Occupancy expense includes depreciation on premises, real estate taxes and insurance, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses totaled $27.8 million in 2019 compared to $35.0 million in 2018, representing a decrease of 21% in 2019. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to bank acquisition transactions.

Advertising and marketing expenses totaled $48.6 million for 2019 compared to $41.1 million for 2018. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities, the Company’s MaxSafe® suite of products, community-based products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The increase in 2019 was primarily due to expenses for community-related advertisements and sponsorships. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas. In 2019, 2018 and 2017, the Company incurred increased advertising and marketing costs to increase Wintrust's name recognition associated with the overall goal of becoming recognized as “Chicago’s Bank” and “Wisconsin’s Bank.”

Professional fees totaled $27.5 million in 2019, $32.3 million in 2018 and $27.8 million in 2017. The decrease in 2019 as compared to 2018 related primarily to lower legal fees and consulting costs. Professional fees include legal, audit and tax fees, external loan review costs and regulatory exam assessments.

FDIC insurance expense totaled $9.2 million in 2019 compared to $17.2 million in 2018 reflecting a decrease of 47% in 2019. The decrease in 2019 as compared to 2018 is related to assessment credits received by the FDIC.

OREO expense was $3.6 million in 2019, $6.1 million in 2018 and $3.6 million in 2017. The decrease in 2019 compared to 2018 was primarily the result of lower negative valuation adjustments of OREO properties. OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments.

Miscellaneous non-interest expense increased $21.6 million, or 32%, in 2019 compared to 2018, partly as a result of higher telecommunication costs and higher travel-related expenses. Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone and communication, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $124.4 million in 2019 compared to $117.0 million in 2018 and $132.3 million in 2017. The effective tax rates were 25.9% in 2019, 25.4% in 2018 and 33.9% in 2017. The lower effective tax rates for 2019 and 2018 as compared to 2017 were primarily due to the reduction of the federal corporate income tax rate effective January 1, 2018, from 35% to 21% as a result of the enactment of the Tax Act. Please refer to Note 17 to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company's tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company's actual tax expense.

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

The community banking segment’s net interest income for the year ended December 31, 2019 totaled $841.6 million as compared to $791.8 million for the same period in 2018, an increase of $49.8 million, or 6%. The increase in 2019 compared to 2018 was primarily attributable to growth in earning assets, partially offset by lower net interest margin. The community banking segment's provision for credit losses totaled $47.9 million in 2019 compared to $28.6 million in 2018. The provision for credit losses increased in 2019 compared to 2018 due primarily to a significant increase in loans during 2019. Non-interest income for the community banking segment increased $36.0 million, or 15%, in 2019 when compared to 2018. The increase in 2019 compared to 2018 was primarily attributable to an increase in mortgage banking revenue. The community banking segment’s net income for the year ended December 31, 2019 totaled $238.5 million, a decrease of $2.3 million, compared to net income of $240.8 million in 2018. The decrease was primarily attributable to a $65.4 million increase in non-interest expense, primarily due to higher salaries and benefits within the community banking segment.

The specialty finance segment’s net interest income totaled $161.7 million for the year ended December 31, 2019, compared to $137.0 million in the same period of 2018, an increase of $24.7 million, or 18%. The increase in 2019 compared to 2018 was primarily attributable to growth in average loans and higher yields on the premium finance receivables portfolios. The specialty finance segment's provision for credit losses totaled $6.0 million in 2019 compared to $6.2 million in 2018. The specialty finance segment’s non-interest income totaled $79.5 million for the year ended December 31, 2019 compared to $65.9 million in 2018.

The increase in non-interest income in 2019 is primarily a result of higher originations and increased balances related to the premium finance portfolio and growth in business from the Company's leasing division. For 2019, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 42%, 34%, 20% and 4%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $89.4 million and $82.1 million for the years ended December 31, 2019 and 2018, respectively.

The wealth management segment reported net interest income of $30.1 million for 2019 and $17.5 million for 2018. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.7 billion and $894.9 million in 2019 and 2018, respectively. This segment recorded non-interest income of $100.1 million for 2019 as compared to $91.9 million for 2018. This increase is primarily due to growth in assets from new and existing customers and market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $27.8 million for 2019 compared to $20.3 million for 2018.

Analysis of Financial Condition

Total assets were $36.6 billion at December 31, 2019, representing an increase of $5.4 billion, or 17.2%, when compared to December 31, 2018. Total funding, which includes deposits, all notes and advances, including secured borrowings and junior subordinated debentures, was $31.9 billion at December 31, 2019 and $27.3 billion at December 31, 2018. See Notes 3, 4, and 10 through 14 of the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$308,645	1%	$332,863	1%	$319,147	1%
Loans:
Commercial	8,056,731	26	7,223,368	27	6,241,253	26
Commercial real estate	7,325,865	24	6,655,352	25	6,363,002	26
Home equity	526,853	2	602,258	2	691,629	3
Residential real estate	1,042,997	4	849,766	3	763,863	3
Premium finance receivables	7,920,379	26	7,035,390	26	6,281,896	26
Other loans	113,911	—	134,348	1	128,156	1
Total loans, net of unearned income excluding covered loans(1)	$24,986,736	82%	$22,500,482	84%	$20,469,799	85%
Covered loans	—	—	—	—	40,665	—
Total average loans (1)	$24,986,736	82%	$22,500,482	84%	$20,510,464	85%
Liquidity management assets (2)	$5,242,433	17%	$4,035,907	15%	$3,535,613	14%
Other earning assets (3)	16,385	—	20,681	—	25,951	—
Total average earning assets	$30,554,199	100%	$26,889,933	100%	$24,391,175	100%
Total average assets	$33,232,083		$29,028,420		$26,369,702
Total average earning assets to total average assets		92%		93%		92%

(1)	Includes non-accrual loans.

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets increased $3.7 billion, or 14%, in 2019. Average earning assets comprised 92% of average total assets in 2019 and 93% in 2018.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $308.6 million in 2019, compared to $332.9 million in 2018. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Loans. Average total loans, net of unearned income, totaled $25.0 billion and increased $2.5 billion, or 11%, in 2019. Average commercial loans totaled $8.1 billion in 2019, and increased $833.4 million, or 12%, over the average balance in 2018, while average commercial real estate loans totaled $7.3 billion in 2019, increasing $670.5 million, or 10%, since 2018. Combined, these categories comprised 62% of the average loan portfolio in 2019 and 2018, respectively. The growth realized in these categories for 2019 and 2018 is primarily attributable to increased business development efforts and various acquisitions during the period.

Home equity loans averaged $526.9 million in 2019, and decreased $75.4 million, or 13%, when compared to the average balance in 2018. Unused commitments on home equity lines of credit totaled $800.6 million at December 31, 2019 and $807.9 million at December 31, 2018. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.0 billion in 2019, and increased $193.2 million, or 23%, from the average balance in 2018.

Average premium finance receivables totaled $7.9 billion in 2019, and accounted for 32% of the Company’s average total loans. In 2019, average premium finance receivables increased $885.0 million, or 13%, compared to 2018. The increase during 2019 was the result of continued originations within the portfolio due to effective marketing and customer servicing. Approximately $9.4 billion of premium finance receivables were originated in 2019 compared to approximately $7.9 billion in 2018.

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

Covered loans represented loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans were subject to loss sharing agreements with the FDIC. The FDIC agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. The Company will be solely responsible for all future charge-offs, recoveries, gains, losses and expenses related to the previously covered assets as the FDIC will no longer share in those amounts. See Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 17% and 15% of total average earning assets in 2019 and 2018, respectively. Average liquidity management assets increased $1.2 billion in 2019 compared to 2018. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.

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

Investment Securities Portfolio

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

The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2019, 2018 and 2017:

(Dollars in thousands)	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$120,275	$121,088	$126,199	$126,404	$144,904	$143,822
U.S. Government agencies	365,639	365,442	139,420	140,307	157,638	156,915
Municipal	141,701	145,318	136,831	138,490	113,197	115,352
Corporate notes:
Financial issuers	97,051	93,810	97,079	90,045	30,309	30,051
Other	1,000	1,031	1,000	1,000	1,000	999
Mortgage-backed: (1)
Mortgage-backed securities	2,328,383	2,346,610	1,641,146	1,586,339	1,291,695	1,260,186
Collateralized mortgage obligations	32,775	32,915	43,819	43,496	60,092	59,539
Equity securities (2)	—	—	—	—	34,234	36,802
Total available-for-sale securities	$3,086,824	$3,106,214	$2,185,494	$2,126,081	$1,833,069	$1,803,666
Held-to-maturity securities
U.S. Government agencies	$902,974	$899,673	$814,864	$787,429	$579,062	$565,019
Municipal	231,426	238,723	252,575	248,667	247,387	247,497
Total held-to-maturity securities	$1,134,400	$1,138,396	$1,067,439	$1,036,096	$826,449	$812,516
Equity securities with readily determinable fair value (2)	$48,044	$50,840	$34,410	$34,717	$—	$—

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

(2)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

Tables presenting the carrying amounts and gross unrealized gains and losses for securities at December 31, 2019 and 2018 are included by reference to Note 3 to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K. The following table presents the carrying value of the investment securities portfolios as of December 31, 2019, by maturity distribution. Carrying value represents the fair value of investment securities classified as available-for-sale, the amortized cost of those classified as held-to-maturity and the fair value of equity securities with readily determinable fair values.

(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$121,088	$—	$—	$—	$—	$—	$121,088
U.S. Government agencies	—	9,651	79,389	276,402	—	—	365,442
Municipal	43,859	50,256	34,681	16,522	—	—	145,318
Corporate notes:
Financial issuers	20,088	3,126	70,596	—	—	—	93,810
Other	—	1,031	—	—	—	—	1,031
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2,346,610	—	2,346,610
Collateralized mortgage obligations	—	—	—	—	32,915	—	32,915
Total available-for-sale securities	$185,035	$64,064	$184,666	$292,924	$2,379,525	$—	$3,106,214
Held-to-maturity securities
U.S. Government agencies	$2,501	$1,675	$103,927	$794,871	$—	$—	$902,974
Municipal	3,560	27,022	109,177	91,667	—	—	231,426
Total held-to-maturity securities	$6,061	$28,697	$213,104	$886,538	$—	$—	$1,134,400
Equity securities with readily determinable fair value	$—	$—	$—	$—	$—	$50,840	$50,840
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2019:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	2.58%	—%	—%	—%	—%	—%	2.58%
U.S. Government agencies	—	3.07	2.71	3.17	—	—	3.07
Municipal	2.32	3.10	3.16	3.52	—	—	2.93
Corporate notes:
Financial issuers	3.17	2.73	4.25	—	—	—	3.97
Other	—	2.89	—	—	—	—	2.89
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2.81	—	2.81
Collateralized mortgage obligations	—	—	—	—	3.17	—	3.17
Total available-for-sale securities	2.58%	3.07%	3.38%	3.19%	2.81%	—%	2.87%
Held-to-maturity securities
U.S. Government agencies	1.59%	2.43%	3.01%	3.20%	—%	—%	3.17%
Municipal	2.47	3.45	3.43	3.64	—	—	3.50
Total held-to-maturity securities	2.11%	3.39%	3.23%	3.25%	—%	—%	3.23%
Equity securities with readily determinable fair value	—%	—%	—%	—%	—%	0.65%	0.65%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Loan Portfolio and Asset Quality

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years:

	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial	$8,285,920	31%	$7,828,538	33%	$6,787,677	31%	$6,005,422	30%	$4,713,909	27%
Commercial real estate	8,020,276	30	6,933,252	29	6,580,618	30	6,196,087	31	5,529,289	32
Home equity	513,066	2	552,343	2	663,045	3	725,793	4	784,675	5
Residential real estate	1,354,221	5	1,002,464	4	832,120	4	705,221	4	607,451	3
Premium finance receivables—commercial	3,442,027	13	2,841,659	12	2,634,565	12	2,478,581	12	2,374,921	14
Premium finance receivables—life insurance	5,074,602	19	4,541,794	19	4,035,059	19	3,470,027	18	2,961,496	17
Consumer and other	110,178	—	120,641	1	107,713	1	122,041	1	146,376	1
Total loans, net of unearned income, excluding covered loans	$26,800,290	100%	$23,820,691	100%	$21,640,797	100%	$19,703,172	100%	$17,118,117	99%
Covered loans	—	—	—	—	—	—	58,145	—	148,673	1
Total loans	$26,800,290	100%	$23,820,691	100%	$21,640,797	100%	$19,761,317	100%	$17,266,790	100%
Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios as of December 31, 2019 and 2018:

	As of December 31, 2019			As of December 31, 2018
(Dollars in thousands)	Balance	% of Total Balance	Allowance For Loan Losses Allocation	Balance	% of Total Balance	Allowance For Loan Losses Allocation
Commercial:
Commercial, industrial and other	$5,159,805	31.7%	$44,230	$5,120,096	34.6%	$46,586
Franchise	937,482	5.7	7,976	948,979	6.4	8,919
Mortgage warehouse lines of credit	292,781	1.8	2,166	144,199	1.0	1,162
Asset-based lending	989,018	6.1	7,871	1,026,056	7.0	9,138
Leases	878,528	5.4	2,647	565,680	3.8	1,502
PCI - commercial loans (1)	28,306	0.2	30	23,528	0.2	519
Total commercial	$8,285,920	50.9%	$64,920	$7,828,538	53.0%	$67,826
Commercial Real Estate:
Construction	$1,023,300	6.3%	$10,006	$760,824	5.2%	$8,999
Land	177,483	1.1	4,779	141,481	1.0	3,953
Office	1,044,769	6.4	9,903	939,322	6.4	6,239
Industrial	1,032,866	6.3	6,724	902,248	6.1	6,088
Retail	1,097,930	6.7	6,738	892,478	6.0	9,338
Multi-family	1,311,542	8.0	12,528	976,560	6.6	9,395
Mixed use and other	2,094,946	12.8	16,086	2,205,195	14.9	16,210
PCI - commercial real estate (1)	237,440	1.5	114	115,144	0.8	45
Total commercial real estate	$8,020,276	49.1%	$66,878	$6,933,252	47.0%	$60,267
Total commercial and commercial real estate	$16,306,196	100.0%	$131,798	$14,761,790	100.0%	$128,093
Commercial real estate—collateral location by state:
Illinois	$6,176,353	77.0%		$5,336,454	77.0%
Wisconsin	744,975	9.3		684,425	9.9
Total primary markets	$6,921,328	86.3%		$6,020,879	86.9%
Indiana	218,963	2.7		169,817	2.4
Florida	114,629	1.4		52,237	0.8
Arizona	64,022	0.8		61,893	0.9
California	64,345	0.8		68,133	1.0
Other (no individual state greater than 0.8%)	636,989	8.0		560,293	8.0
Total	$8,020,276	100.0%		$6,933,252	100.0%

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with Accounting Standards Codification ("ASC") 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Our allowance for loan losses in our commercial loan portfolio is $64.9 million as of December 31, 2019 compared to $67.8 million as of December 31, 2018. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. The most significant fluctuations in the commercial portfolio allowance for loan losses from 2018 to 2019 occurred as a result of resolving a $7.5 million impaired relationship during the third quarter of 2019 that was previously fully reserved for. This decrease was partially offset by an increase in the allowance as a result of growth in the commercial portfolio and higher required specific reserves on impaired loans within the portfolio.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 86.3% of our commercial real estate loan portfolio is located in this region as of December 31, 2019. We have been able to effectively manage our total non-performing commercial real estate loans. As of December 31, 2019, our allowance for loan losses related to this portfolio is $66.9 million compared to $60.3 million as of December 31, 2018.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. During 2019, our mortgage warehouse lines increased to $292.8 million as of December 31, 2019 from $144.2 million as of December 31, 2018.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2019, our residential loan portfolio totaled $1.4 billion, or 5% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2019, $13.8 million of our residential real estate mortgages, or 1.0% of our residential real estate loan portfolio were classified as nonaccrual, $5.8 million were 90 or more days past due and still accruing (0.4%), $21.1 million were 30 to 89 days past due (1.5%) and $1.3 billion were current (97.1%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of

December 31, 2019 and 2018 was $8.2 billion and $6.5 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this repurchase option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the repurchase option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $123.1 million at December 31, 2019, compared to $82.5 million at December 31, 2018.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2019, approximately $1.0 million of our mortgage loans consist of interest-only loans.

Premium finance receivables — commercial. FIRST Insurance Funding and FIFC Canada originated approximately $8.3 billion in commercial insurance premium finance receivables during 2019 as compared to approximately $6.8 billion in 2018. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables — life insurance. Wintrust Life Finance originated approximately $1.1 billion in life insurance premium finance receivables in 2019 as compared to $1.0 billion in 2018. The Company continues to experience a high level of competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Foreign. The Company had approximately $456.4 million of loans to businesses with operations in foreign countries as of December 31, 2019 compared to $337.1 million at December 31, 2018. This balance as of December 31, 2019 consists of loans originated by FIFC Canada.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at December 31, 2019 by date at which the loans reprice or mature, and the type of rate exposure:

(Dollars in thousands)	One year or less	From one to five years	Over five years	Total
Commercial
Fixed rate	$180,519	$1,454,680	$796,323	$2,431,522
Variable rate	5,832,290	21,972	136	5,854,398
Total commercial	$6,012,809	$1,476,652	$796,459	$8,285,920
Commercial real estate
Fixed rate	$480,094	$2,112,534	$370,604	$2,963,232
Variable rate	5,019,250	37,787	7	5,057,044
Total commercial real estate	$5,499,344	$2,150,321	$370,611	$8,020,276
Home equity
Fixed rate	$25,854	$3,741	$9,348	$38,943
Variable rate	473,879	—	244	474,123
Total home equity	$499,733	$3,741	$9,592	$513,066
Residential real estate
Fixed rate	$40,630	$22,015	$390,926	$453,571
Variable rate	85,597	347,368	467,685	900,650
Total residential real estate	$126,227	$369,383	$858,611	$1,354,221
Premium finance receivables - commercial
Fixed rate	$3,362,547	$79,480	$—	$3,442,027
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$3,362,547	$79,480	$—	$3,442,027
Premium finance receivables - life insurance
Fixed rate	$14,171	$132,629	$25,247	$172,047
Variable rate	4,902,555	—	—	4,902,555
Total premium finance receivables - life insurance	$4,916,726	$132,629	$25,247	$5,074,602
Consumer and other
Fixed rate	$77,621	$10,470	$1,927	$90,018
Variable rate	20,160	—	—	20,160
Total consumer and other	$97,781	$10,470	$1,927	$110,178
Total per category
Fixed rate	$4,181,436	$3,815,549	$1,594,375	$9,591,360
Variable rate	16,333,731	407,127	468,072	17,208,930
Total loans, net of unearned income, excluding covered loans	$20,515,167	$4,222,676	$2,062,447	$26,800,290
Variable Rate Loan Pricing by Index:
Prime				$2,162,148
One- month LIBOR				8,552,261
Three- month LIBOR				334,925
Twelve- month LIBOR				5,521,391
Other				638,205
Total variable rate				$17,208,930

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
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including, a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. A third party loan review firm independently reviews a significant portion of the loan portfolio at each of the Company’s subsidiary banks to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the OCC, and are also reviewed by our loan review and internal audit staff.

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

Non-Performing Assets

The following table sets forth the Company’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding PCI loans, as of the dates shown:

(Dollars in thousands)	2019	2018	2017 (1)	2016	2015
Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$—	$174	$541
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Residential real estate	—	—	3,278	—	—
Premium finance receivables – commercial	11,517	7,799	9,242	7,962	10,294
Premium finance receivables – life insurance	—	—	—	3,717	—
Consumer and other	163	109	40	144	150
Total loans past due greater than 90 days and still accruing	$11,680	$7,908	$12,560	$11,997	$10,985
Non-accrual loans:
Commercial	37,224	50,984	15,696	15,875	12,712
Commercial real estate	26,113	19,129	22,048	21,924	26,645
Home equity	7,363	7,147	8,978	9,761	6,848
Residential real estate	13,797	16,383	17,977	12,749	12,043
Premium finance receivables – commercial	20,590	11,335	12,163	14,709	14,561
Premium finance receivables – life insurance	590	—	—	—	—
Consumer and other	231	348	740	439	263
Total non-accrual loans	$105,908	$105,326	$77,602	$75,457	$73,072
Total non-performing loans:
Commercial	$37,224	$50,984	$15,696	$16,049	$13,253
Commercial real estate	26,113	19,129	22,048	21,924	26,645
Home equity	7,363	7,147	8,978	9,761	6,848
Residential real estate	13,797	16,383	21,255	12,749	12,043
Premium finance receivables – commercial	32,107	19,134	21,405	22,671	24,855
Premium finance receivables – life insurance	590	—	—	3,717	—
Consumer and other	394	457	780	583	413
Total non-performing loans	$117,588	$113,234	$90,162	$87,454	$84,057
Other real estate owned	5,208	11,968	20,244	17,699	26,849
Other real estate owned – from acquisitions	9,963	12,852	20,402	22,583	17,096
Other repossessed assets	4	280	153	581	174
Total non-performing assets	$132,763	$138,334	$130,961	$128,317	$128,176
TDRs performing under the contractual terms of the loan agreement	$36,725	$33,281	$39,683	$29,911	$42,744
TDRs not performing under the contractual terms of the loan agreement	27,111	32,821	10,103	11,797	9,109
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.45%	0.65%	0.23%	0.27%	0.28%
Commercial real estate	0.33	0.28	0.34	0.35	0.48
Home equity	1.44	1.29	1.35	1.34	0.87
Residential real estate	1.02	1.63	2.55	1.81	1.98
Premium finance receivables – commercial	0.93	0.67	0.81	0.91	1.05
Premium finance receivables – life insurance	0.01	—	—	0.11	—
Consumer and other	0.36	0.38	0.72	0.48	0.28
Total non-performing loans	0.44%	0.48%	0.42%	0.44%	0.49%
Total non-performing assets, as a percentage of total assets	0.36%	0.44%	0.47%	0.50%	0.56%
Allowance for loan losses as a percentage of total non-performing loans	133.37%	134.92%	152.95%	139.83%	125.39%

(1)
Includes $2.6 million of non-performing loans and $2.9 million of other real estate owned reclassified from covered assets as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.

Loan Portfolio Aging

The following table shows, as of December 31, 2019, 0.5% of the entire portfolio is in a non-performing loan status (non-accrual or greater than 90 days past due and still accruing interest) with 1.1% either one or two payments past due. In total, 98.4% of the Company’s total loan portfolio as of December 31, 2019 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at December 31, 2019 and 2018:

As of December 31, 2019 (Dollars in thousands)	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial:
Commercial, industrial and other	$33,983	$—	$1,647	$48,840	$5,075,335	$5,159,805
Franchise	2,391	—	—	216	934,875	937,482
Mortgage warehouse lines of credit	—	—	—	4,189	288,592	292,781
Asset-based lending	128	—	956	5,769	982,165	989,018
Leases	722	—	249	10,996	866,561	878,528
PCI - commercial (1)	—	1,855	423	7,314	18,714	28,306
Total commercial	$37,224	$1,855	$3,275	$77,324	$8,166,242	$8,285,920
Commercial real-estate:
Construction	1,030	—	1,499	16,656	1,004,115	1,023,300
Land	1,082	—	—	11,393	165,008	177,483
Office	8,034	—	3,692	6,127	1,026,916	1,044,769
Industrial	99	—	1,660	10,203	1,020,904	1,032,866
Retail	6,789	—	6,168	3,546	1,081,427	1,097,930
Multi-family	913	—	731	3,088	1,306,810	1,311,542
Mixed use and other	8,166	—	9,823	15,429	2,061,528	2,094,946
PCI - commercial real-estate (1)	—	14,946	7,973	31,125	183,396	237,440
Total commercial real-estate	$26,113	$14,946	$31,546	$97,567	$7,850,104	$8,020,276
Home equity	7,363	—	454	3,533	501,716	513,066
Residential real estate, including PCI	13,797	5,771	3,089	18,041	1,313,523	1,354,221
Premium finance receivables:
Commercial insurance loans	20,590	11,517	12,119	18,783	3,379,018	3,442,027
Life insurance loans	590	—	—	32,559	4,902,171	4,935,320
PCI - life insurance loans (1)	—	—	—	—	139,282	139,282
Consumer and other, including PCI	231	287	40	344	109,276	110,178
Total loans, net of unearned income	$105,908	$34,376	$50,523	$248,151	$26,361,332	$26,800,290

As of December 31, 2019	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial:
Commercial, industrial and other	0.7%	—%	0.0%	0.9%	98.4%	100.0%
Franchise	0.3	—	—	0.0	99.7	100.0
Mortgage warehouse lines of credit	—	—	—	1.4	98.6	100.0
Asset-based lending	0.0	—	0.1	0.6	99.3	100.0
Leases	0.1	—	0.0	1.3	98.6	100.0
PCI - commercial (1)	—	6.6	1.5	25.8	66.1	100.0
Total commercial	0.5%	0.0%	0.0%	0.9%	98.6%	100.0%
Commercial real estate:
Construction	0.1	—	0.2	1.6	98.1	100.0%
Land	0.6	—	—	6.4	93.0	100.0
Office	0.8	—	0.3	0.6	98.3	100.0
Industrial	0.0	—	0.2	1.0	98.8	100.0
Retail	0.6	—	0.6	0.3	98.5	100.0
Multi-family	0.1	—	0.1	0.2	99.6	100.0
Mixed use and other	0.4	—	0.5	0.7	98.4	100.0
PCI - commercial real-estate (1)	—	6.3	3.4	13.1	77.2	100.0
Total commercial real-estate	0.3%	0.2%	0.4%	1.2%	97.9%	100.0%
Home equity	1.4	—	0.1	0.7	97.8	100.0
Residential real estate, including PCI	1.0	0.4	0.2	1.3	97.1	100.0
Premium finance receivables:
Commercial insurance loans	0.6	0.3	0.4	0.5	98.2	100.0
Life insurance loans	0.0	—	—	0.6	99.4	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.2	0.3	0.0	0.3	99.2	100.0
Total loans, net of unearned income	0.4%	0.1%	0.2%	0.9%	98.4%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2018 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial:
Commercial, industrial and other	$34,298	$—	$1,451	$21,618	$5,062,729	$5,120,096
Franchise	16,051	—	—	8,738	924,190	948,979
Mortgage warehouse lines of credit	—	—	—	—	144,199	144,199
Asset-based lending	635	—	200	3,156	1,022,065	1,026,056
Leases	—	—	—	1,250	564,430	565,680
PCI - commercial (1)	—	3,313	—	99	20,116	23,528
Total commercial	$50,984	$3,313	$1,651	$34,861	$7,737,729	$7,828,538
Commercial real-estate:
Construction	1,554	—	—	9,424	749,846	760,824
Land	107	—	170	107	141,097	141,481
Office	3,629	—	877	5,077	929,739	939,322
Industrial	285	—	—	16,596	885,367	902,248
Retail	10,753	—	1,890	1,729	878,106	892,478
Multi-family	311	—	77	5,575	970,597	976,560
Mixed use and other	2,490	—	1,617	8,983	2,192,105	2,205,195
PCI - commercial real-estate (1)	—	6,241	6,195	4,075	98,633	115,144
Total commercial real-estate	$19,129	$6,241	$10,826	$51,566	$6,845,490	$6,933,252
Home equity	7,147	—	131	3,105	541,960	552,343
Residential real estate, including PCI	16,383	1,292	1,692	6,171	976,926	1,002,464
Premium finance receivables:
Commercial insurance loans	11,335	7,799	11,382	15,085	2,796,058	2,841,659
Life insurance loans	—	—	8,407	24,628	4,340,856	4,373,891
PCI - life insurance loans (1)	—	—	—	—	167,903	167,903
Consumer and other	348	227	87	733	119,246	120,641
Total loans, net of unearned income	$105,326	$18,872	$34,176	$136,149	$23,526,168	$23,820,691

As of December 31, 2018	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial:
Commercial, industrial and other	0.7%	—%	0.0%	0.4%	98.9%	100.0%
Franchise	1.7	—	—	0.9	97.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	0.0	0.3	99.6	100.0
Leases	—	—	—	0.2	99.8	100.0
PCI - commercial (1)	—	14.1	—	0.4	85.5	100.0
Total commercial	0.7%	0.0%	0.0%	0.4%	98.9%	100.0%
Commercial real-estate:
Construction	0.2	—	—	1.2	98.6	100.0
Land	0.1	—	0.1	0.1	99.7	100.0
Office	0.4	—	0.1	0.5	99.0	100.0
Industrial	0.0	—	—	1.8	98.1	100.0
Retail	1.2	—	0.2	0.2	98.4	100.0
Multi-family	0.0	—	0.0	0.6	99.4	100.0
Mixed use and other	0.1	—	0.1	0.4	99.4	100.0
PCI - commercial real-estate (1)	—	5.4	5.4	3.5	85.7	100.0
Total commercial real-estate	0.3%	0.1%	0.2%	0.7%	98.7%	100.0%
Home equity	1.3	—	0.0	0.6	98.1	100.0
Residential real estate, including PCI	1.6	0.1	0.2	0.6	97.5	100.0
Premium finance receivables:
Commercial insurance loans	0.4	0.3	0.4	0.5	98.4	100.0
Life insurance loans	—	—	0.2	0.5	99.3	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.3	0.2	0.1	0.6	98.8	100.0
Total loans, net of unearned income	0.4%	0.1%	0.1%	0.6%	98.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2019, $50.5 million of all loans, or 0.2%, were 60 to 89 days past due and $248.2 million, or 0.9%, were 30 to 59 days (or one payment) past due. As of December 31, 2018, $34.2 million of all loans, or 0.1%, were 60 to 89 days past due and $136.1 million, or 0.6%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2019 that are current with regard to the contractual terms of the loan agreement represent 97.8% of the total home equity portfolio. Residential real estate loans, including PCI loans, at December 31, 2019 that are current with regards to the contractual terms of the loan agreements comprise 97.1% of these residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding PCI loans, for the periods presented:

(Dollars in thousands)	2019	2018
Balance at beginning of period	$113,234	$90,162
Additions	96,355	92,428
Return to performing status	(14,774)	(14,449)
Payments received	(45,168)	(29,807)
Transfers to OREO and other repossessed assets	(3,061)	(7,138)
Charge-offs	(39,591)	(15,792)
Net change for niche loans (1)	10,593	(2,170)
Balance at end of period	$117,588	$113,234

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable and reasonably estimable loan losses that are inherent in the loan portfolio. The allowance for loan losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan, as described below under “How We Determine the Allowance for Credit Losses” in this Item 7. This process is subject to review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the OCC.

The following table sets forth the allocation of the allowance for loan and covered loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for loan losses and allowance for covered loan losses allocation:
Commercial	$64,920	31%	$67,826	33%	$57,811	31%	$44,493	30%	$36,135	27%
Commercial real-estate	66,878	30	60,267	29	55,227	30	51,422	31	43,758	32
Home equity	3,878	2	8,507	2	10,493	3	11,774	4	12,012	5
Residential real-estate	9,800	5	7,194	4	6,688	4	5,714	4	4,734	3
Premium finance receivables – commercial	8,132	13	6,144	12	5,356	12	6,125	12	6,016	14
Premium finance receivables – life insurance	1,515	19	1,571	19	1,490	19	1,500	18	1,217	17
Consumer and other	1,705	0	1,261	1	840	1	1,263	1	1,528	1
Total allowance for loan losses	$156,828	100%	$152,770	100%	$137,905	100%	$122,291	100%	$105,400	99%
Covered loans	—	—	—	—	—	—	1,322	—	3,026	1
Total allowance for loan losses and allowance for covered loan losses	$156,828	100%	$152,770	100%	$137,905	100%	$123,613	100%	$108,426	100%
Allowance category as a percent of total allowance for loan losses and allowance for covered loan losses:
Commercial	41%		44%		42%		36%		33%
Commercial real-estate	43		39		40		42		40
Home equity	3		6		7		9		11
Residential real-estate	6		5		5		5		4
Premium finance receivables—commercial	5		4		4		5		6
Premium finance receivables—life insurance	1		1		1		1		1
Consumer and other	1		1		1		1		2
Total allowance for loan losses	100%		100%		100%		99%		97%
Covered loans	—		—		—		1		3
Total allowance for loan losses	100%		100%		100%		100%		100%
Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$1,633		$1,394		$1,269		$1,673		$949
Total allowance for credit losses including allowance for covered loan losses	$158,461		$154,164		$139,174		$125,286		$109,375

Management determined that the allowance for loan losses was appropriate at December 31, 2019, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses the levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, Excluding Covered Loans

The following tables summarize the activity in our allowance for credit losses during the last five fiscal years.

(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of year	$152,770	$137,905	$122,291	$105,400	$91,705
Provision for credit losses	53,864	34,832	29,982	34,790	33,747
Other adjustments (1)	(21)	(181)	573	(291)	(737)
Reclassification (to) from allowance for unfunded lending-related commitments	(238)	(126)	69	(725)	(138)
Charge-offs:
Commercial	35,880	14,532	5,159	7,915	4,253
Commercial real estate	5,402	1,395	4,236	1,930	6,543
Home equity	3,702	2,245	3,952	3,998	4,227
Residential real estate	798	1,355	1,284	1,730	2,903
Premium finance receivables – commercial	12,902	12,228	7,335	8,193	7,060
Premium finance receivables – life insurance	—	—	—	—	—
Consumer and other	522	880	729	925	521
Total charge-offs	$59,206	$32,635	$22,695	$24,691	$25,507
Recoveries:
Commercial	2,845	1,457	1,870	1,594	1,432
Commercial real estate	2,516	5,631	2,190	2,945	2,840
Home equity	479	541	746	484	312
Residential real estate	422	2,075	452	225	283
Premium finance receivables – commercial	3,203	3,069	2,128	2,374	1,288
Premium finance receivables – life insurance	—	—	—	—	16
Consumer and other	194	202	299	186	159
Total recoveries	$9,659	$12,975	$7,685	$7,808	$6,330
Net charge-offs, excluding covered loans	$(49,547)	$(19,660)	$(15,010)	$(16,883)	$(19,177)
Allowance for loan losses at year end	$156,828	$152,770	$137,905	$122,291	$105,400
Allowance for unfunded lending-related commitments at year end	$1,633	$1,394	$1,269	$1,673	$949
Allowance for credit losses at year end	$158,461	$154,164	$139,174	$123,964	$106,349
Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.41%	0.18%	0.05%	0.12%	0.07%
Commercial real estate	0.04	(0.06)	0.03	(0.02)	0.07
Home equity	0.61	0.28	0.46	0.46	0.52
Residential real estate	0.04	(0.08)	0.11	0.23	0.49
Premium finance receivables – commercial	0.30	0.33	0.20	0.24	0.24
Premium finance receivables – life insurance	—	—	—	—	0.00
Consumer and other	0.29	0.50	0.34	0.54	0.23
Total loans, net of unearned income, excluding covered loans	0.20%	0.09%	0.07%	0.09%	0.12%
Net charge-offs as a percentage of the provision for credit losses	91.99%	56.44%	50.06%	48.53%	56.83%
Year-end total loans (excluding covered loans)	$26,800,290	$23,820,691	$21,640,797	$19,703,172	$17,118,117
Allowance for loan losses as a percentage of loans at end of year	0.59%	0.64%	0.64%	0.62%	0.62%
Allowance for credit losses as a percentage of loans at end of year	0.59%	0.65%	0.64%	0.63%	0.62%

(1)	Includes $742,000 of allowance for covered loan losses reclassified as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.6 million as of December 31, 2019 compared to $1.4 million as of December 31, 2018.

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

Specific Impairment Reserves

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

At December 31, 2019, the Company had $120.0 million of impaired loans with $62.9 million of this balance requiring $12.3 million of specific impairment reserves. At December 31, 2018, the Company had $127.3 million of impaired loans with $60.2 million of this balance requiring $11.4 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from 2018 to 2019 occurred within the franchise portfolio. The recorded investment decreased as a result of an impaired relationship being charged-off during 2019.

See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of impaired loans and the related specific impairment reserve.

General Reserves

For loans with a credit risk rating of 1 through 7 that are not considered impaired loans, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience over a nine-year period, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.

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

TDRs

At December 31, 2019, the Company had $63.8 million in loans classified as TDRs. The $63.8 million in TDRs represents 255 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $66.1 million representing 134 credits at December 31, 2018.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at December 31, 2019 and approximately $5.7 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, the Company was committed to lend additional funds to borrowers totaling $0.9 million at December 31, 2018 under the contractual terms related to TDRs. There were no commitments to lend additional funds to borrowers at December 31, 2019.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(Dollars in thousands)	2019	2018
Accruing TDRs:
Commercial	$4,905	$8,545
Commercial real estate	9,754	13,895
Residential real estate and other	22,066	10,841
Total accruing TDRs	$36,725	$33,281
Non-accrual TDRs: (1)
Commercial	$13,834	$27,774
Commercial real estate	7,119	1,552
Residential real estate and other	6,158	3,495
Total non-accrual TDRs	$27,111	$32,821
Total TDRs:
Commercial	$18,739	$36,319
Commercial real estate	16,873	15,447
Residential real estate and other	28,224	14,336
Total TDRs	$63,836	$66,102

(1)	Included in total non-performing loans.

TDR Rollforward

The table below presents a summary of TDRs as of December 31, 2019, 2018 and 2017, and shows the changes in the balance during those periods:

Year Ended December 31, 2019 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$36,319	$15,447	$14,336	$66,102
Additions during the period	26,341	7,018	20,206	53,565
Reductions:
Charge-offs	(20,771)	(589)	38	(21,322)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	(856)	—	(856)
Payments received	(23,150)	(4,147)	(6,356)	(33,653)
Balance at period end	$18,739	$16,873	$28,224	$63,836

Year Ended December 31, 2018 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$23,917	$17,500	$8,369	$49,786
Additions during the period	18,967	514	9,762	29,243
Reductions:
Charge-offs	(2,385)	(2)	(468)	(2,855)
Transferred to OREO and other repossessed assets	(37)	(119)	—	(156)
Removal of TDR loan status (1)	(654)	(631)	—	(1,285)
Payments received	(3,489)	(1,815)	(3,327)	(8,631)
Balance at period end	$36,319	$15,447	$14,336	$66,102

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

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2019, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

Other Real Estate Owned

In certain circumstances, the Company is required to take action against the real estate collateral of specific loans. The Company uses foreclosure only as a last resort for dealing with borrowers experiencing financial hardships. The Company employs extensive contact and restructuring procedures to attempt to find other solutions for our borrowers. The tables below present a summary of other real estate owned and shows the activity for the respective periods and the balance for each property type:

	Year Ended
(Dollars in thousands)	December 31,	December 31,
	2019	2018
Balance at beginning of period	$24,820	$40,646
Disposal/resolved	(14,516)	(19,375)
Transfers in at fair value, less costs to sell	5,722	7,936
Additions from acquisition	2,179	1,578
Fair value adjustments	(3,034)	(5,965)
Balance at end of period	$15,171	$24,820

	Period End
(Dollars in thousands)	December 31,	December 31,
	2019	2018
Residential real estate	$1,016	$3,446
Residential real estate development	810	1,426
Commercial real estate	13,345	19,948
Total	$15,171	$24,820

Deposits and Other Funding Sources

Total deposits at December 31, 2019, were $30.1 billion, increasing $4.0 billion, or 15%, compared to the $26.1 billion at December 31, 2018. Average deposit balances in 2019 were $27.3 billion, reflecting an increase of $3.3 billion, or 14%, compared to the average balances in 2018.

The increase in year end and average deposits in 2019 over 2018 is primarily attributable to the various acquisitions and branch openings along with additional deposits associated with relationships from marketing efforts. Average non-interest bearing deposits increased $166.0 million, or 3% in 2019 compared to 2018, with period end balances ending at 24% of total deposits at December 31, 2019, compared to 25% at December 31, 2018.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$6,711,298	25%	$6,545,251	28%	$6,182,048	28%
NOW and interest bearing demand deposits	2,903,441	11	2,436,791	10	2,402,254	11
Wealth management deposits	2,761,936	10	2,356,145	10	2,125,177	10
Money market accounts	6,659,376	24	5,105,244	21	4,482,137	20
Savings accounts	2,834,381	10	2,684,661	11	2,471,663	11
Time certificates of deposit	5,467,192	20	4,872,590	20	4,423,067	20
Total average deposits	$27,337,624	100%	$24,000,682	100%	$22,086,346	100%

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

The following table presents average deposit balances for each bank and the relative percentage of total consolidated average deposits held by each bank during each of the past three years:

	Years Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Wintrust Bank	$5,249,917	19%	$4,549,385	19%	$3,848,012	17%
Lake Forest Bank	3,000,910	12	2,627,628	11	2,494,951	11
Northbrook Bank	2,263,964	8	1,835,242	8	1,748,342	8
Hinsdale Bank	2,191,744	8	1,945,538	8	1,761,825	8
Town Bank	1,879,208	7	1,675,926	7	1,599,066	8
Barrington Bank	1,708,232	6	1,552,299	6	1,435,608	7
Wheaton Bank	1,540,076	6	1,311,340	6	1,183,185	5
Village Bank	1,422,208	5	1,234,009	5	1,195,933	5
Old Plank Trail Bank	1,405,279	5	1,283,627	5	1,215,786	6
Libertyville Bank	1,348,820	5	1,244,853	5	1,140,095	5
Beverly Bank	1,229,752	4	1,070,510	4	959,179	4
St. Charles Bank	1,085,324	4	941,276	4	906,791	4
State Bank of the Lakes	1,061,278	4	956,470	4	882,684	4
Schaumburg Bank	995,613	4	925,259	4	912,886	4
Crystal Lake Bank	955,299	3	847,320	4	802,003	4
Total deposits	$27,337,624	100%	$24,000,682	100%	$22,086,346	100%
Percentage increase from prior year		14%		9%		10%

Various acquisitions, are partially responsible for the deposit fluctuations from 2018 to 2019. These acquisitions are discussed in Note 7, “Business Combinations and Asset Acquisitions.” The Company's continued overall growth during 2019 and 2018 also contributed to these deposit fluctuations.

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2019		2018		2017
	Average	Percent	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Federal Home Loan Bank advances	$658,669	40%	$713,539	51%	$380,412	37%
Subordinated notes	309,178	19	139,140	10	139,022	13
Notes payable	137,170	8	67,176	5	46,744	5
Short-term borrowings	44,240	3	21,270	2	38,756	4
Other	47,028	3	48,333	3	33,964	3
Secured borrowings	200,396	12	152,836	11	135,672	13
Total other borrowings	428,834	26	289,615	21	255,136	25
Junior subordinated debentures	253,566	15	253,566	18	253,566	25
Total other funding sources	$1,650,247	100%	$1,395,860	100%	$1,028,136	100%

Notes payable balances represent the balances on a $200.0 million loan agreement (“Credit Agreement”) with unaffiliated banks consisting of a $50.0 million revolving credit facility (“Revolving Credit Facility”) and a $150.0 million term facility (“Term Facility”). Both the Revolving Credit Facility and the Term Facility are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2019, the Company had a balance under the Term Facility of $123.1 million. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. During 2019, the Company borrowed $35.0 million under the Revolving Credit Facility and paid-off such amount prior to December 31, 2019. At December 31, 2019, the Company had no outstanding balance on the $50.0 million Revolving Credit Facility. In connection with the establishment of this loan agreement in 2018, all outstanding notes payable under a separate $150.0 million loan agreement with unaffiliated banks dated December 15, 2014 (as subsequently amended, the “Prior Credit Agreement”) were paid in full. The Prior Credit Agreement consisted of a term facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility. The Company had a balance under the term facility of the Prior Credit Agreement of $41.2 million at December 31, 2017. As of December 31, 2017, no balance was outstanding under the revolving credit facility of the Prior Credit Agreement .

FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $674.9 million at December 31, 2019 and $426.3 million at December 31, 2018. See Note 11, “Federal Home Loan Bank Advances,” to the Consolidated Financial Statements for further discussion of the terms of these advances.

The average balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2019, the translated balance of the Canadian Secured Borrowing totaled $215.5 million with an interest rate of 2.729%. The remaining $12.7 million within secured borrowings at December 31, 2018 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

At December 31, 2019 and 2018, subordinated notes totaled $436.1 million and $139.2 million, respectively. During 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $20.5 million and $50.6 million at December 31, 2019 and 2018, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements for further discussion of these borrowings.

The Company has $253.6 million of junior subordinated debentures outstanding as of December 31, 2019 and 2018. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note 14, “Junior Subordinated Debentures,” of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

Other borrowings at December 31, 2019 include a fixed-rate promissory note issued by the Company in June 2017 (“Fixed-Rate Promissory Note”) related to and secured by two office buildings owned by the Company. At December 31, 2019, the Fixed-Rate Promissory Note had a balance of $46.4 million. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. Additionally, at December 31, 2017, other borrowings included non-recourse notes related to certain capital leases totaled $151,000. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

Shareholders’ Equity. Total shareholders’ equity was $3.7 billion at December 31, 2019, an increase of $423.7 million from the December 31, 2018 total of $3.3 billion. The increase in 2019 was primarily a result of net income of $355.7 million, $71.8 million from the issuance of shares of the Company's common stock related to the acquisition of STC and SBC, $57.3 million in net unrealized gains from investment securities, net of tax, $11.3 million credited to surplus for stock-based compensation costs, $9.4 million from the issuance of shares of the Company's common stock pursuant to various stock compensation plans, net of treasury shares, and $5.9 million of foreign currency translation adjustments, net of tax, partially offset by common stock dividends of $56.9 million and preferred stock dividends of $8.2 million, and $21.0 million of net unrealized losses on cash flow hedges, net of tax.

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

The following table summarizes the capital guidelines for bank holding companies as of December 31, 2019, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2019, 2018 and 2017:

	Minimum Ratios	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized Ratios (2)	2019	2018	2017
Common Equity Tier 1 capital to risk-weighted assets	4.5%	7.00%	N/A	9.2%	9.3%	9.4%
Tier 1 capital to risk-weighted assets	6.0	8.50	6.0	9.6	9.7	9.9
Total capital to risk-weighted assets	8.0	10.50	10.0	12.2	11.6	12.0
Tier 1 leverage ratio	4.0	N/A	N/A	8.7	9.1	9.3
Total average equity to total average assets	N/A	N/A	N/A	10.4	10.7	10.8
Dividend payout ratio	N/A	N/A	N/A	16.6	13.0	12.7

(1)	Reflects the Capital Conservation Buffer of 2.5% applicable during 2019.

(2)
Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard.

As reflected in the table, each of the Company’s capital ratios at December 31, 2019, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 19 of the Consolidated Financial Statements for further information on the capital positions of the banks.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes 12, 13, 14 and 23 of the Consolidated Financial Statements in Item 8 for further information on the Company’s subordinated notes, other borrowings, junior subordinated debentures and shareholders’ equity, respectively. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.

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

The Board approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve semi-annual dividends until quarterly dividends were approved starting in 2014. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's Series D Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on September 18, 2018, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2019, Wintrust declared a quarterly cash dividend of $0.25 per common share. In January, April, July and October of 2018, Wintrust declared a quarterly cash dividend of $0.19 per common share. In January of 2020, Wintrust declared a quarterly cash dividend of $0.28 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2019, 2018 and 2017, the subsidiaries paid dividends to Wintrust totaling $139.0 million, $111.0 million, and $122.0 million, respectively. At January 1, 2020, subject to minimum capital requirements at the banks, approximately $542.0 million, excluding the effect of the CECL transition entry, was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

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

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Total deposits	$30,107,138	$26,094,678	$23,183,347	$21,658,632	$18,639,634
Brokered Deposits (1)	1,011,404	1,071,562	1,445,306	1,159,475	862,026
Brokered deposits as a percentage of total deposits (1)	3.4%	4.1%	6.2%	5.4%	4.6%

(1)
Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2019 and 2018, the banks had approximately $1.7 billion of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.

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

Contractual Obligations. The following table presents, as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements in Item 8:

		Payments Due in
(Dollars in thousands)	Note Reference	One year or less	From one to three years	From three to five years	Over five years	Total
Deposits	10	$27,904,074	2,138,292	63,982	790	30,107,138
FHLB advances (1)	11	6,468	2,960	25,442	640,000	674,870
Subordinated notes	12	—	—	139,338	296,757	436,095
Other borrowings	13	259,836	90,755	64,556	3,027	418,174
Junior subordinated debentures	14	—	—	—	253,566	253,566
Lease commitments	16	26,837	43,847	37,724	152,231	260,639
Purchase obligations (2)		37,681	74,386	68,323	63,271	243,661
Total		$28,234,896	2,350,240	399,365	1,409,642	32,394,143

(1)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(2)
Purchase obligations presented above primarily relate to certain contractual cash obligations for pending acquisitions, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2019 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2019. Further information on these commitments is included in Note 20 of the Consolidated Financial Statements in Item 8.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$2,403,893	1,772,956	725,724	216,303	5,118,876
Residential real estate	595,050	—	—	—	595,050
Revolving home equity lines of credit	800,649	—	—	—	800,649
Letters of credit	227,624	25,043	38,720	420	291,807
Commitments to sell mortgage loans	837,181	—	—	—	837,181

Our remaining commitment to fund community investments totaled $29.3 million, which includes future cash outlays for the construction and development of properties for low-income housing, support for small businesses, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the commitments table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2019, the liability for estimated losses on repurchase and indemnification was $2.4 million and was included in other liabilities on the balance sheet.

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

Interest rate risk arises when the maturity or re-pricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result interest rate fluctuations by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management takes appropriate action with its asset-liability structure to mitigate these potentially adverse situations. Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the net interest margin.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at December 31, 2019 and December 31, 2018 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2019	18.6%	9.7%	(10.9)%	(21.2)%
December 31, 2018	15.6	7.9	(8.6)	(20.4)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2019	9.3%	4.8%	(5.0)%	(10.4)%
December 31, 2018	7.4	3.8	(3.6)	(8.5)

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

During 2019 and 2018, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use other financial derivative instruments. There were no covered call options outstanding as of December 31, 2019 or 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Wintrust Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for loan losses
Description of the Matter
The Company’s loan portfolio totaled $26.8 billion as of December 31, 2019, and the associated allowance for loan losses (allowance) was $156.8 million. As discussed in Notes 1 and 5 to the consolidated financial statements, the allowance represents management’s estimate of the probable losses inherent in the loan portfolio. The allowance is composed of the following components: 1) specific reserves on impaired loans, 2) a general reserve based upon historical loss experience and 3) qualitative factors to adjust the historical loss experience used, if deemed necessary. Such qualitative factors assessed by management include the following: i) an assessment of internally-evaluated problem loans and historical loss experience; ii) changes in the composition of the loan portfolio, changes in historical loss experience; iii) changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices; iv) changes in experience, ability and depth of lending management and staff; v) changes in national and local economic and business conditions and developments, including the condition of various market segments; vi) changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, TDRs and other loan modifications; vii) changes in the quality of the Company’s loan review system; viii) changes in the underlying collateral for collateral dependent loans; and ix) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the bank’s existing portfolio.

Auditing management’s estimate of the allowance involves a high degree of subjectivity, in particular due to the degree of management judgement involved in evaluating the qualitative factors. Management’s identification and measurement of the qualitative factors is highly judgmental and could have a significant effect on the allowance.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s process for assessing, challenging, and reviewing the need for and measurement of the qualitative factors and controls over the clerical accuracy of the application of the qualitative factors within the allowance.

To test the qualitative factors used to adjust the historical loss experience, our audit procedures included among others, 1) evaluating the basis of the qualitative factors; 2) testing the completeness and accuracy of information used by management to calculate the qualitative factors by comparing the information to the Company’s historical performance data and third-party macroeconomic data; and 3) testing that the qualitative factors approved by management were appropriately applied to the Company’s loan portfolio. In addition, we evaluated the overall allowance amount, inclusive of the adjustments for qualitative factors, and whether the allowance appropriately reflects losses incurred in the loan portfolio as of the consolidated balance sheet date. For example, we compared the overall allowance amount to those established by similar banking institutions with similar loan portfolios.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.
Chicago, Illinois
February 28, 2020

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share data)	2019	2018
Assets
Cash and due from banks	$286,167	$392,142
Federal funds sold and securities purchased under resale agreements	309	58
Interest bearing deposits with banks	2,164,560	1,099,594
Available-for-sale securities, at fair value	3,106,214	2,126,081
Held-to-maturity securities, at amortized cost ($1.1 billion and $1.0 billion fair value at December 31, 2019 and 2018, respectively)	1,134,400	1,067,439
Trading account securities	1,068	1,692
Equity securities with readily determinable fair value	50,840	34,717
Federal Home Loan Bank and Federal Reserve Bank stock	100,739	91,354
Brokerage customer receivables	16,573	12,609
Mortgage loans held-for-sale	377,313	264,070
Loans, net of unearned income	26,800,290	23,820,691
Allowance for loan losses	(156,828)	(152,770)
Net loans	26,643,462	23,667,921
Premises and equipment, net	754,328	671,169
Lease investments, net	231,192	233,208
Accrued interest receivable and other assets	1,061,141	696,707
Trade date securities receivable	—	263,523
Goodwill	645,220	573,141
Other intangible assets	47,057	49,424
Total assets	$36,620,583	$31,244,849

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$7,216,758	$6,569,880
Interest bearing	22,890,380	19,524,798
Total deposits	30,107,138	26,094,678
Federal Home Loan Bank advances	674,870	426,326
Other borrowings	418,174	393,855
Subordinated notes	436,095	139,210
Junior subordinated debentures	253,566	253,566
Accrued interest payable and other liabilities	1,039,490	669,644
Total liabilities	32,929,333	27,977,279
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at December 31, 2019 and December 31, 2018	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2019 and 2018; 57,950,803 shares issued at December 31, 2019 and 56,518,119 shares issued at December 31, 2018	57,951	56,518
Surplus	1,650,278	1,557,984
Treasury stock, at cost, 128,912 shares at December 31, 2019 and 110,561 shares at December 31, 2018	(6,931)	(5,634)
Retained earnings	1,899,630	1,610,574
Accumulated other comprehensive loss	(34,678)	(76,872)
Total shareholders’ equity	3,691,250	3,267,570
Total liabilities and shareholders’ equity	$36,620,583	$31,244,849
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Interest income
Interest and fees on loans	$1,228,480	$1,044,502	$856,549
Mortgage loans held-for-sale	11,992	15,738	12,332
Interest bearing deposits with banks	29,803	17,090	9,252
Federal funds sold and securities purchased under resale agreements	700	1	2
Investment securities	108,046	87,382	63,315
Trading account securities	39	43	25
Federal Home Loan Bank and Federal Reserve Bank stock	5,416	5,331	4,370
Brokerage customer receivables	666	723	623
Total interest income	1,385,142	1,170,810	946,468
Interest expense
Interest on deposits	278,892	166,553	83,326
Interest on Federal Home Loan Bank advances	9,878	12,412	8,798
Interest on other borrowings	13,897	8,599	5,370
Interest on subordinated notes	15,555	7,121	7,116
Interest on junior subordinated debentures	12,001	11,222	9,782
Total interest expense	330,223	205,907	114,392
Net interest income	1,054,919	964,903	832,076
Provision for credit losses	53,864	34,832	29,768
Net interest income after provision for credit losses	1,001,055	930,071	802,308
Non-interest income
Wealth management	97,114	90,963	81,766
Mortgage banking	154,293	136,990	113,472
Service charges on deposit accounts	39,070	36,404	34,513
Gains (losses) on investment securities, net	3,525	(2,898)	45
Fees from covered call options	3,670	3,519	4,402
Trading (losses) gains, net	(158)	11	(845)
Operating lease income, net	47,041	38,451	29,646
Other	62,617	52,710	56,507
Total non-interest income	407,172	356,150	319,506
Non-interest expense
Salaries and employee benefits	546,420	480,077	430,078
Equipment	52,328	42,949	38,358
Operating lease equipment	35,760	29,305	24,107
Occupancy, net	64,289	57,814	52,920
Data processing	27,820	35,027	31,495
Advertising and marketing	48,595	41,140	30,830
Professional fees	27,471	32,306	27,835
Amortization of other intangible assets	11,844	4,571	4,401
FDIC insurance	9,199	17,209	16,231
OREO expenses, net	3,628	6,120	3,593
Other	100,772	79,570	71,969
Total non-interest expense	928,126	826,088	731,817
Income before taxes	480,101	460,133	389,997
Income tax expense	124,404	116,967	132,315
Net income	$355,697	$343,166	$257,682
Preferred stock dividends	8,200	8,200	9,778
Net income applicable to common shares	$347,497	$334,966	$247,904
Net income per common share—Basic	$6.11	$5.95	$4.53
Net income per common share—Diluted	$6.03	$5.86	$4.40
Cash dividends declared per common share	$1.00	$0.76	$0.56
Weighted average common shares outstanding	56,857	56,300	54,703
Dilutive potential common shares	762	908	1,983
Average common shares and dilutive common shares	57,619	57,208	56,686
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2019	2018	2017
Net income	$355,697	$343,166	$257,682
Unrealized gains (losses) on available-for-sale securities
Before tax	79,702	(27,408)	22,123
Tax effect	(21,361)	7,354	(7,706)
Net of tax	58,341	(20,054)	14,417
Reclassification of net gains on available-for-sale securities included in net income
Before tax	899	33	45
Tax effect	(241)	(9)	(18)
Net of tax	658	24	27
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	479	89	1,479
Tax effect	(131)	(24)	(585)
Net of tax	348	65	894
Net unrealized gains (losses) on available-for-sale securities	57,335	(20,143)	13,496
Unrealized (losses) gains on derivative instruments
Before tax	(28,685)	(1,160)	4,958
Tax effect	7,687	310	(1,959)
Net unrealized (losses) gains on derivative instruments	(20,998)	(850)	2,999
Foreign currency translation adjustment
Before tax	7,483	(12,216)	9,446
Tax effect	(1,626)	3,026	(2,448)
Net foreign currency translation adjustment	5,857	(9,190)	6,998
Total other comprehensive income (loss)	42,194	(30,183)	23,493
Comprehensive income	$397,891	$312,983	$281,175
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2016	$251,257	$51,978	$1,365,781	$(4,589)	$1,096,518	$(65,328)	$2,695,617
Net income	—	—	—	—	257,682	—	257,682
Other comprehensive income, net of tax	—	—	—	—	—	23,493	23,493
Cash dividends declared on common stock, $0.56 per share	—	—	—	—	(30,765)	—	(30,765)
Dividends on preferred stock, $1.94 per share	—	—	—	—	(9,778)	—	(9,778)
Stock-based compensation	—	—	12,858	—	—	—	12,858
Conversion of Series C Preferred Stock to common stock	(126,257)	3,121	123,136	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	813	23,261	—	—	—	24,074
Restricted stock awards	—	88	(88)	(397)	—	—	(397)
Employee stock purchase plan	—	36	2,494	—	—	—	2,530
Director compensation plan	—	32	1,593	—	—	—	1,625
Balance at December 31, 2017	$125,000	$56,068	$1,529,035	$(4,986)	$1,313,657	$(41,835)	$2,976,939
Cumulative effect adjustment from the adoption :
ASU 2016-01	—	—	—	—	1,880	(1,880)	—
ASU 2017-12	—	—	—	—	(116)	—	(116)
ASU 2018-02	—	—	—	—	2,974	(2,974)	—
Net income	—	—	—	—	343,166	—	343,166
Other comprehensive loss, net of tax	—	—	—	—	—	(30,183)	(30,183)
Cash dividends declared on common stock, $0.76 per share	—	—	—	—	(42,787)	—	(42,787)
Dividends on preferred stock, $1.64 per share	—	—	—	—	(8,200)	—	(8,200)
Stock-based compensation	—	—	13,496	—	—	—	13,496
Common stock issued for:
Exercise of stock options and warrants	—	299	11,359	(192)	—	—	11,466
Restricted stock awards	—	101	(101)	(456)	—	—	(456)
Employee stock purchase plan	—	31	2,492	—	—	—	2,523
Director compensation plan	—	19	1,703	—	—	—	1,722
Balance at December 31, 2018	$125,000	$56,518	$1,557,984	$(5,634)	$1,610,574	$(76,872)	$3,267,570
Cumulative effect adjustment from the adoption of ASU 2017-08	—	—	—	—	(1,531)	—	(1,531)
Net income	—	—	—	—	355,697	—	355,697
Other comprehensive income, net of tax	—	—	—	—	—	42,194	42,194
Cash dividends declared on common stock, $1.00 per share	—	—	—	—	(56,910)	—	(56,910)
Dividends on preferred stock, $1.64 per share	—	—	—	—	(8,200)	—	(8,200)
Stock-based compensation	—	—	11,304	—	—	—	11,304
Common stock issued for:
Acquisitions	—	1,074	70,682	—	—	—	71,756
Exercise of stock options and warrants	—	146	5,541	(844)	—	—	4,843
Restricted stock awards	—	150	(150)	(453)	—	—	(453)
Employee stock purchase plan	—	44	2,775	—	—	—	2,819
Director compensation plan	—	19	2,142	—	—	—	2,161
Balance at December 31, 2019	$125,000	$57,951	$1,650,278	$(6,931)	$1,899,630	$(34,678)	$3,691,250
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2019	2018	2017
Operating Activities:
Net income	$355,697	$343,166	$257,682
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	53,864	34,832	29,768
Depreciation, amortization and accretion, net	88,362	67,665	63,107
Deferred income tax expense	44,557	55,224	63,243
Stock-based compensation expense	11,304	13,496	12,858
Net amortization of premium on securities	6,605	7,411	6,098
Accretion of discounts on loans	(26,624)	(20,318)	(22,784)
Mortgage servicing rights fair value change, net	35,536	5,370	1,857
Originations and purchases of mortgage loans held-for-sale	(4,497,921)	(3,955,438)	(3,692,085)
Proceeds from sales of mortgage loans held-for-sale	4,484,838	4,076,887	3,869,137
BOLI income	(4,846)	(5,448)	(3,524)
Decrease (increase) in trading securities, net	624	(697)	994
Net (increase) decrease in brokerage customer receivables	(3,964)	13,822	(1,250)
Gains on mortgage loans sold	(135,607)	(104,998)	(88,699)
(Gains) losses on investment securities, net, and dividend reinvestment on equity securities	(3,525)	2,000	(45)
Losses (gains) on sales of premises and equipment, net	92	64	(192)
Net losses on sales and fair value adjustments of other real estate owned	1,921	4,664	639
Gain on termination of loss share agreements with the FDIC	—	—	(385)
Increase in accrued interest receivable and other assets, net	(133,022)	(133,519)	(126,583)
(Decrease) increase in accrued interest payable and other liabilities, net	(11,898)	(27,001)	31,790
Net Cash Provided by Operating Activities	265,993	377,182	401,626
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	718,345	352,683	276,097
Proceeds from maturities and calls of held-to-maturity securities	422,959	11,129	108,943
Proceeds from sales of available-for-sale securities	972,253	214,196	344,674
Proceeds from sales of equity securities with readily determinable fair value	19,200	1,895	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,764	1,324	—
Purchases of available-for-sale securities	(2,226,834)	(1,095,375)	(774,041)
Purchases of held-to-maturity securities	(493,389)	(253,129)	(301,909)
Purchases of equity securities with readily determinable fair value	(32,729)	—	—
Purchases of equity securities without readily determinable fair value	(4,394)	(4,592)	—
(Purchase) redemption of Federal Home Loan Bank and Federal Reserve Bank stock, net	(9,385)	(1,365)	43,505
Distributions from investments in partnerships, net	1,955	3,409	512
Net cash paid in business combinations	(108,365)	(53,871)	(284)
Proceeds from sales of other real estate owned	14,516	19,375	18,742
Proceeds paid to the FDIC related to reimbursements on covered assets	—	—	(15,411)
Net increase in interest-bearing deposits with banks	(983,513)	(15,988)	(81,621)
Net increase in loans	(2,229,637)	(1,883,354)	(1,863,245)
Redemption of BOLI	326	8,438	—
Purchases of premises and equipment, net	(82,021)	(68,273)	(59,194)
Net Cash Used for Investing Activities	(4,018,949)	(2,763,498)	(2,303,232)
Financing Activities:
Increase in deposit accounts	3,142,499	2,547,399	1,524,848
Increase (decrease) in other borrowings, net	15,480	137,257	(4,888)
Increase (decrease) in Federal Home Loan Bank advances, net	248,442	(147,999)	403,000
Cash payments to settle contingent consideration liabilities recognized in business combinations	(66)	—	(1,097)
Proceeds from the issuance of subordinated notes, net	296,617	—	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	10,667	15,903	28,229
Common stock repurchases for tax withholdings related to stock-based compensation	(1,297)	(648)	(397)
Dividends paid	(65,110)	(50,987)	(40,543)
Net Cash Provided by Financing Activities	3,647,232	2,500,925	1,909,152
Net (Decrease) Increase in Cash and Cash Equivalents	(105,724)	114,609	7,546
Cash and Cash Equivalents at Beginning of Period	392,200	277,591	270,045
Cash and Cash Equivalents at End of Period	$286,476	$392,200	$277,591
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$327,329	$197,911	$112,783
Income taxes, net	60,845	69,118	76,812
Business combinations and asset acquisitions:
Fair value of assets acquired, including cash and cash equivalents	1,093,254	485,368	1,022
Value ascribed to goodwill and other intangible assets	80,581	109,548	999
Fair value of liabilities assumed	896,686	423,234	738
Non-cash activities
Transfer to other real estate owned from loans	5,722	7,936	15,013
Common stock issued for acquisitions	71,756	—	—

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the Company. The weighted-average number of common shares outstanding is increased by the assumed conversion of any outstanding convertible preferred stock shares from the beginning of the year or date of issuance, if later, and the number of common shares that would be issued assuming the exercise of stock options, the issuance of restricted shares and stock warrants using the treasury stock method. The adjustments to the weighted-average common shares outstanding are only made when such adjustments will dilute earnings per common share. Net income applicable to common shares used in the diluted earnings per share calculation can be affected by the conversion of the Company's preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is not adjusted by the associated preferred dividends.

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

Equity securities with readily determinable fair values are measured at fair value with changes recognized in net income. Equity securities without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Such investments are included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition.

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

Mortgage Servicing Rights ("MSRs")

MSRs are recorded in the Consolidated Statements of Condition at fair value in accordance with ASC 860, “Transfers and Servicing.” The Company originates mortgage loans for sale to the secondary market. Certain loans are originated and sold with servicing rights retained. MSRs associated with loans originated and sold, where servicing is retained, are capitalized at the time of sale at fair value based on the future net cash flows expected to be realized for performing the servicing activities, and included in other assets in the Consolidated Statements of Condition. The change in the fair value of MSRs is recorded as a component of mortgage banking revenue in non-interest income in the Consolidated Statements of Income. The Company measures the fair value of MSRs by stratifying the servicing rights into pools based on homogeneous characteristics, such as product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.

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

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Useful lives generally range from two to 15 years for furniture, fixtures and equipment, two to seven years for software and computer-related equipment and seven to 39 years for buildings and improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the respective lease including any lease renewals deemed to be reasonably assured. Land and antique furnishings and artwork are not subject to depreciation. Expenditures for major additions and improvements are capitalized, and maintenance and repairs are charged to expense as incurred. Internal costs related to the configuration, testing and installation of new software and the modification of existing software that provides additional functionality are capitalized.

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

FDIC Loss Share Asset (Liability)

From 2010 to 2012, the Company acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of nine financial institutions in FDIC-assisted transactions. Loans comprised the majority of the assets acquired in nearly all of these FDIC-assisted transactions. Eight FDIC-assisted transactions were subject to loss sharing agreements with the FDIC whereby the FDIC agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, clawback provisions within these loss share agreements with the FDIC required the Company to reimburse the FDIC in the event that actual losses on covered assets were lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets during periods subject to such agreements. As of dates subject to such agreements, the loans covered by the loss share agreements were classified and presented as covered loans and the estimated reimbursable losses were recorded as an FDIC indemnification asset or liability in the Consolidated Statements of Condition.

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

The following table summarizes the activity in the Company’s FDIC loss share liability during the period indicated:

Year Ended December 31,
(Dollars in thousands)	2017
Balance at beginning of period	$16,701
Reductions from reimbursable expenses	(291)
Amortization	1,044
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(1,658)
Resolution through payments paid to the FDIC and termination of loss share agreements	(15,796)
Balance at end of period	$—

On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. Under the terms of the agreements, the Company made a net payment of $15.2 million to the FDIC as consideration for the early termination of the loss share agreements. The Company recorded a pre-tax gain of approximately $0.4 million to write off the remaining loss share asset, relieve the claw-back liability and recognize the payment to the FDIC. The allowance for covered loan losses previously measured is included within the allowance for credit losses, excluding covered loans, for subsequent periods.

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for loan losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2019 and 2018, other real estate owned, excluding covered other real estate owned, totaled $15.2 million and $24.8 million, respectively.

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

Bank-Owned Life Insurance ("BOLI")

The Company maintains BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2019 and 2018, BOLI totaled $187.5 million and $147.9 million, respectively.

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue.

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

Accounting guidance permits for the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized compensation expense for stock options and restricted share awards is reduced for estimated forfeitures prior to vesting. Forfeitures rates are estimated for each type of award based on historical forfeiture experience. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

New Accounting Pronouncements Adopted

Amortization of Premium on Certain Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” to amend the amortization period for certain purchased callable debt securities held at a premium. The amortization period for such securities was shortened to the earliest call date. The Company adopted ASU No. 2017-08 as of January 1, 2019 under a modified retrospective approach. As a result, the Company recognized a cumulative effect adjustment of $1.5 million representing the accelerated amortization of premiums on certain callable debt securities directly to retained earnings on the Company's Consolidated Statements of Condition.

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

The Company adopted ASU No. 2016-02 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2019. The Company elected an optional transition method to apply the new guidance at the date of adoption (i.e. January 1, 2019) and continue applying current lease accounting guidance for comparative periods (i.e. reporting periods in 2018). As a result, as of January 1, 2019, the Company recognized a separate lease liability and right-of-use asset of approximately $199.4 million and $170.6 million, respectively, for leasing arrangements in which the Company is a lessee. The difference in the separate lease liability and right-of-use asset represents any remaining amounts related to prepayments, payment deferrals and lease incentives as of January 1, 2019. As of December 31, 2019, the separate lease liability and right-of-use asset was $197.6 million and $165.7 million, respectively. The separate liability and asset are included within accrued interest payable and other liabilities and accrued interest receivable and other assets, respectively, within the Company's Consolidated Statements of Condition. The leasing arrangements requiring recognition on the Consolidated Statements of Condition primarily related to certain banking facilities under operating lease agreements as well as other leasing arrangements in which the Company has the right-of-use of specific signage related to sponsorships and other agreements and certain automatic teller machines and other equipment. The Company utilized the following other transition elections and practical expedients:

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

(2) Recent Accounting Pronouncements

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

The FASB has continued to issue various updates to clarify and improve specific areas of ASU No. 2016-13. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” to clarify the implementation guidance within ASU No. 2016-13 surrounding narrow aspects of Topic 326, including the impact of the guidance on operating lease receivables. In May 2019, FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," allowing for the irrevocable election of the fair value option for certain financial assets, on an instrument-by-instrument basis, within the scope previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” to clarify and improve implementation guidance on certain aspects of Topic 326, including expected recoveries on purchased financial assets with credit deterioration, financial assets secured by collateral maintenance provisions, adjustment of the effective interest rate for troubled debt restructurings for prepayment assumptions existing at the time of adoption of Topic 326, and disclosure relief for accrued interest receivable balances. Like ASU No. 2016-13, these ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach.

The Company has continued its efforts in implementation of ASU No. 2016-13 and all subsequent updates issued to clarify and improve specific areas of this ASU. As discussed previously, throughout the implementation process, the Company has utilized a committee consisting of individuals from various areas of the Company tasked with transitioning to the new requirements. Implementation activities in prior periods included a review of historical internal data, the development and initial validation of modeling methodologies, including the determination of appropriate segmentation and assumptions, and the consideration of certain accounting policy elections. At this time, the Company is finalizing its model methodologies and processes, and continues to review recent model results for its loan portfolios and held-to-maturity debt investment securities. Controls and processes have been designed and implemented for the continued implementation process and are being designed for the ongoing process following adoption.

The Company's model methodologies consider characteristics of the specific portfolio or asset segment, risk rating distributions and historical probability of default and loss given default, adjusted for current conditions and a single future economic forecast determined by the Company. Other assumptions in the Company's measurement methodology include the following:

•	Future economic forecasts will be over an eight-quarter reasonable and supportable forecast period.

•	In the event that the life of the asset exceeds the reasonable and supportable forecast period, measurement of expected credit losses will revert to historical loss information over four quarters.

•	Future prepayments are considered when determining expected credit losses over the life of an asset.

Further, as noted above, certain accounting policy elections are available under the new rules. The Company will utilize the following approach to such elections:

•
The Company will not measure an allowance for credit losses on accrued interest if such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income.

•	The Company will not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost.

•
The Company will estimate expected credit losses by measuring the face amount or unpaid principal balance component of the amortized cost basis of a financial asset separately from other components such as premiums, discount and deferred fees and costs.

•
The Company will not maintain current accounting policies for existing purchase credit impaired ("PCI") financial assets. At the effective date, such assets will be considered PCD assets and measured accordingly under the new rules.

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

Codification Improvements

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." The FASB has continued to issue various updates to clarify and improve specific areas of ASU No. 2016-01, ASU No. 2016-13, and ASU No. 2017-12. Amendments related to ASU No. 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and can be early adopted, under a modified retrospective approach, since the Company has already adopted ASU No. 2016-01. Since the Company has not yet adopted ASU No. 2016-13, the effective dates and transition requirements for the amendments related to ASU No. 2019-04 are the same as the effective dates and transition requirements in ASU No. 2016-13 described above. Amendments related to ASU No. 2017-12 are effective as of the beginning of the first annual period beginning after the issuance date of ASU No. 2019-04 and can be early adopted since the Company has already adopted ASU No. 2017-12. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, "Income Taxes". The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Investment Securities

A summary of the available-for-sale and held-to-maturity securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2019 and 2018 is as follows:

	December 31, 2019				December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$120,275	$813	$—	$121,088	$126,199	$391	$(186)	$126,404
U.S. Government agencies	365,639	3,557	(3,754)	365,442	139,420	917	(30)	140,307
Municipal	141,701	3,785	(168)	145,318	136,831	2,427	(768)	138,490
Corporate notes:
Financial issuers	97,051	761	(4,002)	93,810	97,079	35	(7,069)	90,045
Other	1,000	31	—	1,031	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	2,328,383	21,240	(3,013)	2,346,610	1,641,146	2,510	(57,317)	1,586,339
Collateralized mortgage obligations	32,775	280	(140)	32,915	43,819	500	(823)	43,496
Total available-for-sale securities	$3,086,824	$30,467	$(11,077)	$3,106,214	$2,185,494	$6,780	$(66,193)	$2,126,081
Held-to-maturity securities
U.S. Government agencies	$902,974	$2,159	$(5,460)	$899,673	$814,864	$1,141	$(28,576)	$787,429
Municipal	231,426	7,536	(239)	238,723	252,575	1,100	(5,008)	248,667
Total held-to-maturity securities	$1,134,400	$9,695	$(5,699)	$1,138,396	$1,067,439	$2,241	$(33,584)	$1,036,096
Equity securities with readily determinable fair value	$48,044	$3,511	$(715)	$50,840	$34,410	$1,532	$(1,225)	$34,717

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $29.5 million as of December 31, 2019. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company recorded $505,000 of upward adjustments and $106,000 of downward adjustments on such securities in 2019 related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company monitors its equity investments without a readily determinable fair values to identify potential transactions that may indicate an observable price change requiring adjustment to its carrying amount.

The following tables present the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018, respectively:

As of December 31, 2019	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	193,533	(3,754)	—	—	193,533	(3,754)
Municipal	28,246	(165)	52	(3)	28,298	(168)
Corporate notes:
Financial issuers	67,838	(3,760)	2,758	(242)	70,596	(4,002)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	751,053	(3,013)	—	—	751,053	(3,013)
Collateralized mortgage obligations	9,419	(132)	1,305	(8)	10,724	(140)
Total available-for-sale securities	$1,050,089	$(10,824)	$4,115	$(253)	$1,054,204	$(11,077)
Held-to-maturity securities
U.S. Government agencies	$40,144	$(5,460)	$—	$—	$40,144	$(5,460)
Municipal	9,797	(239)	—	—	9,797	(239)
Total held-to-maturity securities	$49,941	$(5,699)	$—	$—	$49,941	$(5,699)

As of December 31, 2018	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$5,485	$(5)	$24,829	$(181)	$30,314	$(186)
U.S. Government agencies	—	—	11,167	(30)	11,167	(30)
Municipal	10,676	(178)	22,147	(590)	32,823	(768)
Corporate notes:
Financial issuers	37,076	(2,921)	42,934	(4,148)	80,010	(7,069)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	114,958	(124)	1,340,916	(57,193)	1,455,874	(57,317)
Collateralized mortgage obligations	510	(1)	34,255	(822)	34,765	(823)
Total available-for-sale securities	$168,705	$(3,229)	$1,476,248	$(62,964)	$1,644,953	$(66,193)
Held-to-maturity securities
U.S. Government agencies	$—	$—	$601,238	$(28,576)	$601,238	$(28,576)
Municipal	38,239	(637)	158,302	(4,371)	196,541	(5,008)
Total held-to-maturity securities	$38,239	$(637)	$759,540	$(32,947)	$797,779	$(33,584)

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

The Company does not consider securities with unrealized losses at December 31, 2019 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes, collateralized mortgage-backed securities, and municipal securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales and calls of investment securities:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Realized gains on investment securities	$931	$1,144	$147
Realized losses on investment securities	(32)	(1,111)	(102)
Net realized gains on investment securities	899	$33	$45
Unrealized gains on equity securities with readily determinable fair value	3,057	2,771	—
Unrealized losses on equity securities with readily determinable fair value	(568)	(4,910)	—
Net unrealized gains (losses) on equity securities with readily determinable fair value	2,489	(2,139)	—
Upward adjustments of equity securities without readily determinable fair values	505	325	—
Downward adjustments of equity securities without readily determinable fair values	(106)	—	—
Impairment of equity securities without readily determinable fair values	(262)	(1,117)	—
Adjustment and impairment, net, of equity securities without readily determinable fair values	137	(792)	—
Other than temporary impairment charges	—	—	—
Gains (losses) on investment securities, net	3,525	(2,898)	45
Proceeds from sales of available-for-sale securities	972,253	214,196	344,674
Proceeds from sales of equity securities with readily determinable fair value	19,200	1,895	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,764	1,324	—

During the year ended December 31, 2019, the Company recorded $262,000 of impairment of equity securities without readily determinable fair values. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such equity securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows.

Net losses/gains on investment securities resulted in income tax expense (benefit) of $913,000, ($737,000) and $18,000 in 2019, 2018 and 2017, respectively.

The amortized cost and fair value of securities as of December 31, 2019 and December 31, 2018, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$183,996	$185,035	$82,206	$82,153
Due in one to five years	62,679	64,064	168,855	169,307
Due in five to ten years	186,683	184,666	121,129	115,206
Due after ten years	292,308	292,924	128,339	129,580
Mortgage-backed	2,361,158	2,379,525	1,684,965	1,629,835
Total available-for-sale securities	$3,086,824	$3,106,214	$2,185,494	$2,126,081
Held-to-maturity securities
Due in one year or less	$6,061	$6,074	$10,009	$9,979
Due in one to five years	28,697	28,986	29,436	28,995
Due in five to ten years	213,104	216,957	295,897	290,206
Due after ten years	886,538	886,379	732,097	706,916
Total held-to-maturity securities	$1,134,400	$1,138,396	$1,067,439	$1,036,096

At December 31, 2019 and December 31, 2018, securities having a carrying value of $1.7 billion, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2019, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

The following table shows the Company's loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Balance:
Commercial	$8,285,920	$7,828,538
Commercial real estate	8,020,276	6,933,252
Home equity	513,066	552,343
Residential real estate	1,354,221	1,002,464
Premium finance receivables—commercial	3,442,027	2,841,659
Premium finance receivables—life insurance	5,074,602	4,541,794
Consumer and other	110,178	120,641
Total loans, net of unearned income	$26,800,290	$23,820,691
Mix:
Commercial	31%	33%
Commercial real estate	30	29
Home equity	2	2
Residential real estate	5	4
Premium finance receivables—commercial	13	12
Premium finance receivables—life insurance	19	19
Consumer and other	—	1
Total loans, net of unearned income	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $118.4 million and $112.9 million at December 31, 2019 and 2018, respectively.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $9.1 million and $4.5 million at December 31, 2019 and 2018, respectively. PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition - PCI Loans” below.

Certain real estate loans, including mortgage loans held-for-sale, commercial, consumer, and home equity loans with balances totaling approximately $6.8 billion and $6.1 billion at December 31, 2019 and 2018, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2019, approximately $6.4 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $359.3 million of pledged loans was used to secure potential borrowings at the FRB discount window. At December 31, 2019 and 2018, the banks had outstanding borrowings of $674.9 million and $426.3 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 11, “Federal Home Loan Bank Advances,” for a summary of these borrowings.

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

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
PCI loans	$455,784	$425,372	$341,555	$318,394

See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” for further discussion regarding the allowance for loan losses associated with PCI loans at December 31, 2019.

The following table provides estimated details as of the date of acquisition on loans acquired in 2019 with evidence of credit quality deterioration since origination:

(Dollars in thousands)	ROC	STC	SBC
Contractually required payments including interest	$29,963	$54,422	$140,541
Less: Nonaccretable difference	2,606	5,066	7,604
Cash flows expected to be collected (1)	$27,357	$49,356	$132,937
Less: Accretable yield	2,319	5,974	8,477
Fair value of PCI loans acquired	$25,038	$43,382	$124,460
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

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Accretable yield, beginning balance	$34,876	$36,565
Acquisitions	16,770	6,175
Accretable yield amortized to interest income	(18,226)	(16,711)
Reclassification from non-accretable difference (1)	5,516	4,835
Increases in interest cash flows due to payments and changes in interest rates	6,012	4,012
Accretable yield, ending balance	$44,948	$34,876

(1)	Reclassification is the result of subsequent increases in expected principal cash flows.

Accretion to interest income accounted for under ASC 310-30 totaled $18.2 million and $16.7 million in 2019 and 2018, respectively.  These amounts include accretion and are included together within interest and fees on loans in the Consolidated Statements of Income.

(5) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at December 31, 2019 and 2018:

As of December 31, 2019 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$33,983	$—	$1,647	$48,840	$5,075,335	$5,159,805
Franchise	2,391	—	—	216	934,875	937,482
Mortgage warehouse lines of credit	—	—	—	4,189	288,592	292,781
Asset-based lending	128	—	956	5,769	982,165	989,018
Leases	722	—	249	10,996	866,561	878,528
PCI - commercial (1)	—	1,855	423	7,314	18,714	28,306
Total commercial	$37,224	$1,855	$3,275	$77,324	$8,166,242	$8,285,920
Commercial real estate:
Construction	1,030	—	1,499	16,656	1,004,115	1,023,300
Land	1,082	—	—	11,393	165,008	177,483
Office	8,034	—	3,692	6,127	1,026,916	1,044,769
Industrial	99	—	1,660	10,203	1,020,904	1,032,866
Retail	6,789	—	6,168	3,546	1,081,427	1,097,930
Multi-family	913	—	731	3,088	1,306,810	1,311,542
Mixed use and other	8,166	—	9,823	15,429	2,061,528	2,094,946
PCI - commercial real estate (1)	—	14,946	7,973	31,125	183,396	237,440
Total commercial real estate	$26,113	$14,946	$31,546	$97,567	$7,850,104	$8,020,276
Home equity	7,363	—	454	3,533	501,716	513,066
Residential real estate, including PCI	13,797	5,771	3,089	18,041	1,313,523	1,354,221
Premium finance receivables
Commercial insurance loans	20,590	11,517	12,119	18,783	3,379,018	3,442,027
Life insurance loans	590	—	—	32,559	4,902,171	4,935,320
PCI - life insurance loans (1)	—	—	—	—	139,282	139,282
Consumer and other, including PCI	231	287	40	344	109,276	110,178
Total loans, net of unearned income	$105,908	$34,376	$50,523	$248,151	$26,361,332	$26,800,290

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments. See Note 4, “Loans,” for further discussion of these purchased loans.

As of December 31, 2018 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$34,298	$—	$1,451	$21,618	$5,062,729	$5,120,096
Franchise	16,051	—	—	8,738	924,190	948,979
Mortgage warehouse lines of credit	—	—	—	—	144,199	144,199
Asset-based lending	635	—	200	3,156	1,022,065	1,026,056
Leases	—	—	—	1,250	564,430	565,680
PCI - commercial (1)	—	3,313	—	99	20,116	23,528
Total commercial	$50,984	$3,313	$1,651	$34,861	$7,737,729	$7,828,538
Commercial real estate
Construction	$1,554	$—	$—	$9,424	$749,846	$760,824
Land	107	—	170	107	141,097	141,481
Office	3,629	—	877	5,077	929,739	939,322
Industrial	285	—	—	16,596	885,367	902,248
Retail	10,753	—	1,890	1,729	878,106	892,478
Multi-family	311	—	77	5,575	970,597	976,560
Mixed use and other	2,490	—	1,617	8,983	2,192,105	2,205,195
PCI - commercial real estate (1)	—	6,241	6,195	4,075	98,633	115,144
Total commercial real estate	$19,129	$6,241	$10,826	$51,566	$6,845,490	$6,933,252
Home equity	7,147	—	131	3,105	541,960	552,343
Residential real estate, including PCI	16,383	1,292	1,692	6,171	976,926	1,002,464
Premium finance receivables
Commercial insurance loans	11,335	7,799	11,382	15,085	2,796,058	2,841,659
Life insurance loans	—	—	8,407	24,628	4,340,856	4,373,891
PCI - life insurance loans (1)	—	—	—	—	167,903	167,903
Consumer and other, including PCI	348	227	87	733	119,246	120,641
Total loans, net of unearned income	$105,326	$18,872	$34,176	$136,149	$23,526,168	$23,820,691

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
Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, per the most recent analysis at December 31, 2019 and 2018:

	Performing		Non-performing		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2018	2019	2018	2019	2018
Loan Balances:
Commercial
Commercial, industrial and other	$5,125,822	$5,085,798	$33,983	$34,298	$5,159,805	$5,120,096
Franchise	935,091	932,928	2,391	16,051	937,482	948,979
Mortgage warehouse lines of credit	292,781	144,199	—	—	292,781	144,199
Asset-based lending	988,890	1,025,421	128	635	989,018	1,026,056
Leases	877,806	565,680	722	—	878,528	565,680
PCI - commercial (1)	28,306	23,528	—	—	28,306	23,528
Total commercial	$8,248,696	$7,777,554	$37,224	$50,984	$8,285,920	$7,828,538
Commercial real estate
Construction	1,022,270	759,270	1,030	1,554	1,023,300	760,824
Land	176,401	141,374	1,082	107	177,483	141,481
Office	1,036,735	935,693	8,034	3,629	1,044,769	939,322
Industrial	1,032,767	901,963	99	285	1,032,866	902,248
Retail	1,091,141	881,725	6,789	10,753	1,097,930	892,478
Multi-family	1,310,629	976,249	913	311	1,311,542	976,560
Mixed use and other	2,086,780	2,202,705	8,166	2,490	2,094,946	2,205,195
PCI - commercial real estate (1)	237,440	115,144	—	—	237,440	115,144
Total commercial real estate	$7,994,163	$6,914,123	$26,113	$19,129	$8,020,276	$6,933,252
Home equity	505,703	545,196	7,363	7,147	513,066	552,343
Residential real estate, including PCI	1,340,424	986,081	13,797	16,383	1,354,221	1,002,464
Premium finance receivables
Commercial insurance loans	3,409,920	2,822,525	32,107	19,134	3,442,027	2,841,659
Life insurance loans	4,934,730	4,373,891	590	—	4,935,320	4,373,891
PCI - life insurance loans (1)	139,282	167,903	—	—	139,282	167,903
Consumer and other, including PCI	109,784	120,184	394	457	110,178	120,641
Total loans, net of unearned income	$26,682,702	$23,707,457	$117,588	$113,234	$26,800,290	$23,820,691

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 4, “Loans,” for further discussion of these purchased loans.

A summary of the activity in the allowance for credit losses by loan portfolio for the years ended December 31, 2019 and 2018 is as follows:

Year Ended December 31, 2019 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$67,826	$60,267	$8,507	$7,194	$7,715	$1,261	$152,770
Other adjustments	—	(35)	(20)	(15)	49	—	(21)
Reclassification to/from allowance for unfunded lending-related commitments	—	(238)	—	—	—	—	(238)
Charge-offs	(35,880)	(5,402)	(3,702)	(798)	(12,902)	(522)	(59,206)
Recoveries	2,845	2,516	479	422	3,203	194	9,659
Provision for credit losses	30,129	9,770	(1,386)	2,997	11,582	772	53,864
Allowance for loan losses at period end	$64,920	$66,878	$3,878	$9,800	$9,647	$1,705	156,828
Allowance for unfunded lending-related commitments at period end	—	1,633	—	—	—	—	1,633
Allowance for credit losses at period end	$64,920	$68,511	$3,878	$9,800	$9,647	$1,705	$158,461
By measurement method:
Individually evaluated for impairment	5,719	5,638	450	387	—	142	12,336
Collectively evaluated for impairment	59,171	62,759	3,428	9,386	9,647	1,563	145,954
Loans acquired with deteriorated credit quality	30	114	—	27	—	—	171
Loans at period end:
Individually evaluated for impairment	$42,130	$35,867	$19,108	$22,528	$—	$412	$120,045
Collectively evaluated for impairment	8,215,484	7,746,969	493,958	1,313,565	8,377,347	107,550	26,254,873
Loans acquired with deteriorated credit quality	28,306	237,440	—	18,128	139,282	2,216	425,372
Loans held at fair value	—	—	—	132,718	—	—	132,718

Year Ended December 31, 2018 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$57,811	$55,227	$10,493	$6,688	$6,846	$840	$137,905
Other adjustments	(3)	(85)	(5)	(25)	(63)	—	(181)
Reclassification to/from allowance for unfunded lending-related commitments	—	(126)	—	—	—	—	(126)
Charge-offs	(14,532)	(1,395)	(2,245)	(1,355)	(12,228)	(880)	(32,635)
Recoveries	1,457	5,631	541	2,075	3,069	202	12,975
Provision for credit losses	23,093	1,015	(277)	(189)	10,091	1,099	34,832
Allowance for loan losses at period end	$67,826	$60,267	$8,507	$7,194	$7,715	$1,261	$152,770
Allowance for unfunded lending-related commitments at period end	—	1,394	—	—	—	—	1,394
Allowance for credit losses at period end	$67,826	$61,661	$8,507	$7,194	$7,715	$1,261	$154,164
By measurement method:
Individually evaluated for impairment	6,558	4,287	282	204	—	116	11,447
Collectively evaluated for impairment	60,749	57,329	8,225	6,894	7,715	1,145	142,057
Loans acquired with deteriorated credit quality	519	45	—	96	—	—	660
Loans at period end:
Individually evaluated for impairment	$59,529	$33,274	$12,255	$22,064	$—	$397	$127,519
Collectively evaluated for impairment	7,745,482	6,784,834	540,088	877,526	7,215,550	117,441	23,280,921
Loans acquired with deteriorated credit quality	23,527	115,144	—	9,017	167,903	2,803	318,394
Loan held at fair value	—	—	—	93,857	—	—	93,857

Impaired Loans

A summary of impaired loans, including TDRs, at December 31, 2019 and 2018 is as follows:

(Dollars in thousands)	2019	2018
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$62,886	$60,219
Impaired loans with no allowance for loan loss required	57,159	67,050
Total impaired loans (2)	$120,045	$127,269
Allowance for loan losses related to impaired loans	$12,336	$11,437
TDRs	63,836	66,102
Reduction of interest income from non-accrual loans	5,202	3,422
Interest income recognized on impaired loans	9,383	7,347

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class as of December 31, 2019 and 2018:

	As of			For the Year Ended
December 31, 2019 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$23,821	$29,713	$5,593	$30,125	$2,450
Franchise	—	—	—	—	—
Asset-based lending	130	130	1	130	8
Leases	2,038	2,038	125	2,196	106
Commercial real estate
Construction	—	—	—	—	—
Land	88	88	7	93	7
Office	7,475	7,759	3,305	7,542	356
Industrial	—	—	—	—	—
Retail	4,993	4,993	26	5,058	229
Multi-family	1,158	1,158	22	1,174	52
Mixed use and other	7,538	7,592	2,278	7,603	357
Home equity	8,650	9,157	450	8,746	337
Residential real estate	6,816	6,936	387	6,889	224
Consumer and other	179	198	142	186	13
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$12,756	$17,124	$—	$21,850	$1,469
Franchise	2,391	8,845	—	9,621	855
Asset-based lending	128	1,385	—	4,876	273
Leases	866	903	—	980	58
Commercial real estate
Construction	1,030	1,554	—	1,117	84
Land	994	1,303	—	1,137	70
Office	559	645	—	1,072	59
Industrial	99	209	—	116	12
Retail	6,789	10,010	—	7,340	535
Multi-family	913	1,024	—	1,166	56
Mixed use and other	4,231	4,500	—	4,355	260
Home equity	10,458	13,265	—	11,955	666
Residential real estate	15,712	18,227	—	16,176	827
Consumer and other	233	388	—	258	20
Total loans, net of unearned income	$120,045	$149,144	$12,336	$151,761	$9,383

	As of			For the Year Ended
December 31, 2018 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$16,703	$17,029	$4,866	$17,868	$1,181
Franchise	16,021	16,256	1,375	16,221	909
Asset-based lending	557	557	317	689	50
Leases	1,730	1,730	—	1,812	91
Commercial real estate
Construction	1,554	1,554	550	1,554	76
Land	—	—	—	—	—
Office	573	638	21	587	25
Industrial	—	—	—	—	—
Retail	14,633	14,633	3,413	14,694	676
Multi-family	—	—	—	—	—
Mixed use and other	1,188	1,221	293	1,354	66
Home equity	3,133	3,470	282	3,165	131
Residential real estate	4,011	4,263	204	4,056	159
Consumer and other	116	129	116	119	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$18,314	$21,501	$—	$20,547	$1,143
Franchise	5,152	5,154	—	5,320	403
Asset-based lending	207	601	—	569	51
Leases	845	879	—	936	56
Commercial real estate
Construction	1,117	1,117	—	1,218	52
Land	3,396	3,491	—	3,751	198
Office	3,629	3,642	—	3,651	184
Industrial	322	450	—	363	30
Retail	1,592	1,945	—	1,699	110
Multi-family	1,498	1,595	—	1,529	55
Mixed use and other	3,522	3,836	—	3,611	227
Home equity	9,122	12,383	—	9,323	564
Residential real estate	18,053	20,765	—	18,552	883
Consumer and other	281	407	—	293	20
Total loans, net of unearned income	$127,269	$139,246	$11,437	$133,481	$7,347

Average recorded investment in impaired loans for the years ended December 31, 2019, 2018, and 2017 were $151.8 million, $133.5 million, and $115.3 million, respectively. Interest income recognized on impaired loans was $9.4 million, $7.3 million and $6.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

TDRs

At December 31, 2019, the Company had $63.8 million in loans modified in TDRs. The $63.8 million in TDRs represents 255 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at December 31, 2019 and approximately $5.7 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans. For the years ended December 31, 2019 and 2018, the Company recorded $66,000 and $113,000, respectively, in interest income representing this decrease in impairment.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At December 31, 2019, the Company had $1.8 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $13.5 million and $14.4 million at December 31, 2019 and 2018, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2019, 2018, and 2017, which represent TDRs:

Year ended December 31, 2019	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	23	$26,265	11	$6,917	2	$605	13	$20,872	—	$—
Franchise	—	—	—	—	—	—	—	—	—	—
Asset-based lending	1	76	1	76	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	2	5,382	2	5,382	—	—	1	5,070	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	5	1,636	3	1,083	—	—	2	423	—	—
Residential real estate and other	145	20,206	117	17,258	28	5,415	1	311	—	—
Total loans	176	$53,565	134	$30,716	30	$6,020	17	$26,676	—	$—

Year ended December 31, 2018	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	4	$13,441	3	$691	—	$—	1	$12,750	—	$—
Franchise	3	5,157	1	35	—	—	2	5,122	—	—
Asset-based lending	1	130	1	130	—	—	—	—	—	—
Leases	1	239	1	239	—	—	—	—	—	—
Commercial real estate
Office	1	59	1	59	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	2	455	2	455	1	85	—	—	—	—
Residential real estate and other	59	9,762	58	9,523	27	2,789	—	—	1	239
Total loans	71	$29,243	67	$11,132	28	$2,874	3	$17,872	1	$239

Year ended December 31, 2017	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$3,775	1	$95	1	$2,272	3	$1,408	—	$—
Franchise	3	16,256	—	—	—	—	3	16,256	—	—
Asset-based lending	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	—	—	—	—	—	—
Residential real estate and other	12	3,049	10	2,925	8	2,643	1	55	1	69
Total loans	21	$24,325	12	$4,265	9	$4,915	7	$17,719	1	$69

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the year ended December 31, 2019, $53.6 million, or 176 loans, were determined to be TDRs, compared to $29.2 million, or 71 loans, and $24.3 million, or 21 loans, in the years ended 2018 and 2017, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 18 months in 2019 compared to 48 months in 2018 and 35 months in 2017. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 218 basis points, 172 basis points and 485 basis points during the years ended December 31, 2019, 2018, and 2017, respectively. Interest-only payment terms were approximately five months during the year ended 2019 compared to seven months and 11 months for the years ended 2018 and 2017, respectively. Additionally, no principal balances were forgiven on the loans noted above in 2019 compared to $8,000 of principal balance forgiven during 2018 and $73,000 of principal balance forgiven during 2017.

The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2019, 2018, and 2017, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2019				Year Ended December 31, 2018				Year Ended December 31, 2017
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	23	$26,265	11	$22,499	4	$13,441	2	$174	5	$3,775	4	$3,681
Franchise	—	—	—	—	3	5,157	2	5,122	3	16,256	—	—
Asset-based lending	1	76	1	76	1	130	—	—	—	—	—	—
Leases	—	—	—	—	1	239	—	—	—	—	—	—
Commercial real-estate
Office	2	5,382	1	312	1	59	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—	—	—
Mixed use and other	5	1,636	2	553	2	455	2	455	1	1,245	1	1,245
Residential real estate and other	145	20,206	12	5,126	59	9,762	9	1,957	12	3,049	3	2,052
Total loans	176	$53,565	27	$28,566	71	$29,243	15	$7,708	21	24,325	8	6,978

(1)	Total TDRs represent all loans restructured in TDRs during the year indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(6) Mortgage Servicing Rights (“MSRs”)

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2019, 2018 and 2017:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2019	2018	2017
Balance at beginning of year	$75,183	$33,676	$19,103
Additions from loans sold with servicing retained	44,943	33,071	18,341
Additions from acquisitions	408	13,806	—
Estimate of changes in fair value due to:
Payoffs and paydowns	(20,118)	(5,039)	(2,595)
Changes in valuation inputs or assumptions	(14,778)	(331)	(1,173)
Fair value at end of year	$85,638	$75,183	$33,676
Unpaid principal balance of mortgage loans serviced for others	$8,243,251	$6,545,870	$2,929,133

The Company recognizes MSR assets upon the sale of residential real estate loans to external third parties when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. The initial recognition of MSR assets from loans sold with servicing retained and subsequent changes in fair value of all MSRs are recognized in mortgage banking revenue. MSRs are subject to changes in value from actual and expected prepayment of the underlying loans. The Company did not specifically hedge the value of its MSRs in 2018 or 2017. Starting in 2019, the Company periodically purchased options for the right to purchase securities not currently held within the banks' investment portfolio and entered into interest rate swaps in which the Company elected to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to MSRs. For more information regarding such economic hedges in 2019, see Note 21, "Derivative Financial Instruments" in Item 8 of this report.

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

(7) Business Combinations and Asset Acquisitions

Bank Acquisitions

On November 1, 2019, the Company completed its acquisition of SBC. SBC was the parent company of Countryside Bank. Through this business combination, the Company acquired Countryside Bank's six banking offices located in Countryside, Burbank, Darien, Homer Glen, Oak Brook and Chicago, Illinois. As of the acquisition date, the Company acquired approximately $619.8 million in assets, including approximately $423.0 million in loans, and approximately $507.8 million in deposits. The Company recorded goodwill of approximately $40.3 million related to the acquisition.

On October 7, 2019, the Company completed its acquisition of STC. STC was the parent company of STC Capital Bank. Through this business combination, the Company acquired STC Capital Bank's five banking offices located in the communities of St. Charles, Geneva and South Elgin, Illinois. As of the acquisition date, the Company acquired approximately $250.1 million in assets, including approximately $174.3 million in loans, and approximately $201.2 million in deposits. The Company recorded goodwill of approximately $19.1 million related to the acquisition.

On May 24, 2019, the Company completed its acquisition of ROC. ROC was the parent company of Oak Bank. Through this business combination, the Company acquired Oak Bank's one banking location in Chicago, Illinois. As of the acquisition date, the Company acquired approximately $223.4 million in assets, including approximately $124.7 million in loans, and approximately $161.2 million in deposits. The Company recorded goodwill of approximately $11.7 million related to the acquisition.

On December 7, 2018, the Company completed its acquisition of certain assets and the assumption of certain liabilities of AEB. Through this asset acquisition, the Company acquired approximately $164.0 million in assets, including approximately $119.3 million in loans, and approximately $150.8 million in deposits.

On August 1, 2018, the Company completed its acquisition of CSC. CSC was the parent company of Delaware Place Bank. Through this business combination, the Company acquired Delaware Place Bank's one banking location in Chicago, Illinois. As of the acquisition date, the Company acquired approximately $282.8 million in assets, including approximately $152.7 million in loans, and approximately $213.1 million in deposits. Additionally, the Company recorded goodwill of approximately $26.6 million related to the acquisition.

Wealth Management Acquisitions

On December 14, 2018, the Company acquired Elektra, the parent company of CDEC. CDEC is a provider of Qualified Intermediary services (as defined by U.S. Treasury regulations) for taxpayers seeking to structure tax-deferred like-kind exchanges under Internal Revenue Code Section 1031. CDEC has successfully facilitated more than 8,000 like-kind exchanges in the past decade for taxpayers nationwide. These transactions typically generate customer deposits during the period following the sale of the property until such proceeds are used to purchase a replacement property. The Company recorded goodwill of approximately $37.3 million related to the acquisition.

Mortgage Banking Acquisitions

On January 4, 2018, the Company acquired Veterans First with assets including mortgage-servicing-rights on approximately 10,000 loans, totaling an estimated $1.6 billion in unpaid principal balance. The Company recorded goodwill of approximately $9.1 million related to the acquisition.

On February 14, 2017, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of AHM. The Company recorded goodwill of approximately $1.0 million related to the acquisition.

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

See Note 4, “Loans,” for more information on loans acquired with evidence of credit quality deterioration since origination.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2019	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2019
Community banking	$465,085	$71,189	$—	$122	$536,396
Specialty finance	38,343	—	—	1,108	39,451
Wealth management	69,713	—	—	(340)	69,373
Total	$573,141	$71,189	$—	$890	$645,220

The community banking segment's goodwill increased $71.3 million in 2019 as a result of the acquisition of SBC, STC and ROC. The specialty finance segment's goodwill increased $1.1 million in 2019 as a result of foreign currency translation adjustments related to the Canadian acquisitions. The wealth management segment's goodwill decreased in 2019 as a result of the subsequent measurement period adjustments related to the acquisition of CDEC.

The Company assesses each reporting unit’s goodwill for impairment on at least an annual basis and considers potential indicators of impairment at each reporting date between annual goodwill impairment tests. Annual goodwill impairment tests were historically performed as of June 30 for the Company’s community banking reporting unit and as of December 31 for the Company’s specialty finance and wealth management reporting units. At June 30, 2019, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking reporting unit and determined that it was not more likely than not that an impairment existed at that time.

During the fourth quarter of 2019, the Company voluntarily changed the dates of its annual goodwill impairment tests to October 1 for all reporting units on a prospective basis. The change was made to more closely align the impairment testing dates with the timing of the Company’s long-term planning and forecasting process.

At October 1, 2019, the Company utilized a quantitative approach for its annual goodwill impairment tests of the specialty finance and wealth management reporting units and determined that no impairment existed at that time. To ensure no more than 12 months elapsed between impairment tests, the Company utilized a qualitative approach as of October 1, 2019 for its goodwill impairment test of the community banking reporting unit and determined that it was not more likely than not that an impairment existed at that time. As of December 31, 2019, the Company identified no indicators of goodwill impairment within the community banking, specialty finance or wealth management reporting units.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of December 31, 2019 is as follows:

	December 31,
(Dollars in thousands)	2019	2018
Community banking segment:
Core deposit and other intangibles:
Gross carrying amount	$55,206	$55,366
Accumulated amortization	(26,326)	(29,406)
Net carrying amount	$28,880	$25,960
Trademark with indefinite lives:
Carrying amount	5,800	5,800
Total net carrying amount	$34,680	$31,760
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,965	$1,958
Accumulated amortization	(1,552)	(1,436)
Net carrying amount	$413	$522
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$20,430	$20,430
Accumulated amortization	(8,466)	(3,288)
Net carrying amount	$11,964	$17,142
Total intangible assets:
Gross carrying amount	$83,401	$83,554
Accumulated amortization	(36,344)	(34,130)
Total other intangible assets, net	$47,057	$49,424

Estimated amortization for the year-ended:
2020	$11,017
2021	7,692
2022	6,135
2023	4,670
2024	3,263

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

Total amortization expense associated with finite-lived intangibles in 2019, 2018 and 2017 was $11.8 million, $4.6 million and $4.4 million, respectively.

(9) Premises and Equipment, Net

A summary of premises and equipment at December 31, 2019 and 2018 is as follows:

	December 31,
(Dollars in thousands)	2019	2018
Land	$168,066	$164,232
Buildings and leasehold improvements	646,153	586,968
Furniture, equipment, and computer software	243,926	201,055
Construction in progress	25,940	16,179
	$1,084,085	$968,434
Less: Accumulated depreciation and amortization	329,757	297,265
Total premises and equipment, net	$754,328	$671,169

Depreciation and amortization expense related to premises and equipment totaled $38.0 million in 2019, $33.2 million in 2018 and $31.5 million in 2017.

(10) Deposits

The following is a summary of deposits at December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Balance:
Non-interest bearing	$7,216,758	$6,569,880
NOW and interest bearing demand deposits	3,093,159	2,897,133
Wealth management deposits	3,123,063	2,996,764
Money market	7,854,189	5,704,866
Savings	3,196,698	2,665,194
Time certificates of deposit	5,623,271	5,260,841
Total deposits	$30,107,138	$26,094,678
Mix:
Non-interest bearing	24%	25%
NOW and interest bearing demand deposits	10	11
Wealth management deposits	10	12
Money market	26	22
Savings	11	10
Time certificates of deposit	19	20
Total deposits	100%	100%

Wealth management deposits represent deposit balances of the Company’s subsidiary banks from brokerage customers of Wintrust Investments, CDEC, trust and asset management customers of the Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts.

The scheduled maturities of time certificates of deposit at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
Due within one year	$3,420,207	$3,213,010
Due in one to two years	2,024,189	1,251,446
Due in two to three years	114,103	710,836
Due in three to four years	37,743	47,979
Due in four to five years	26,239	37,563
Due after five years	790	7
Total time certificate of deposits	$5,623,271	$5,260,841

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Maturing within three months	$756,974	$682,940
After three but within six months	893,023	667,079
After six but within 12 months	728,255	921,547
After 12 months	1,466,201	1,350,717
Total	$3,844,453	$3,622,283

Time deposits in denominations of $250,000 or more were $1.7 billion and $1.6 billion at December 31, 2019 and 2018, respectively.

(11) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2019 and 2018, is as follows:

(Dollars in thousands)	2019	2018
1.57% advance due June 2019	$—	$1,991
1.75% advance due June 2020	3,981	3,940
1.72% advance due June 2020	2,487	2,461
1.88% advance due June 2021	2,960	2,934
4.18% advance due February 2022	—	25,000
1.52% advance due March 2022	—	50,000
1.45% advance due May 2022	—	50,000
1.46% advance due May 2022	—	90,000
1.98% advance due January 2023	—	100,000
0.00% advance due April 2024	442	—
2.98% advance due August 2024	25,000	—
2.05% variable-rate advance due January 2028	100,000	100,000
0.41% advance due February 2029	440,000	—
1.36% advance due December 2029	100,000	—
Total FHLB advances	$674,870	$426,326

FHLB advances consist of obligations of the banks and are collateralized by qualifying commercial and residential real estate, and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $2.9 billion at December 31, 2019.

FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs. Unamortized prepayment fees are amortized as an adjustment to interest expense using the effective interest method.

In 2019, the Company paid-off approximately $315.0 million of FHLB advances prior to the respective maturity date. Approximately $540.0 million of the FHLB advances outstanding at December 31, 2019, have varying put or call dates ranging from February 2020 to December 2021. At December 31, 2019, the weighted average contractual interest rate on FHLB advances was 0.91%.

(12) Subordinated Notes

At December 31, 2019, the Company had outstanding subordinated notes totaling $436.1 million compared to $139.2 million at December 31, 2018. In 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024.

In connection with the issuance of subordinated notes in 2019 and 2014, the Company incurred costs totaling $3.3 million and $1.3 million, respectively. These costs are a direct deduction from the carrying amount of the subordinated notes and are amortized to interest expense using the effective interest method. At December 31, 2019, the unamortized balances of costs for both issuances were approximately $3.9 million. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(13) Other Borrowings

The following is a summary of other borrowings at December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Notes payable	$123,090	$144,461
Short-term borrowings	20,520	50,593
Other	46,447	47,722
Secured borrowings	228,117	151,079
Total other borrowings	$418,174	$393,855

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At December 31, 2019, the Company had a notes payable balance of $123.1 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. During 2019, the Company borrowed $35.0 million under the Revolving Credit Facility and paid-off such amount prior to December 31, 2019. At December 31, 2019, the Company had no outstanding balance under the Revolving Credit Facility, which matures September 15, 2020. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.
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

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $20.5 million and $50.6 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, securities sold under repurchase agreements represent $20.5 million and $50.6 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2019, the Company had pledged securities related to its customer balances in sweep accounts of $29.7 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of December 31, 2019 disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$25,696
Held-to-maturity securities pledged
U.S. Government agencies	4,000
Total collateral pledged	$29,696
Excess collateral	9,176
Securities sold under repurchase agreements	$20,520

Other Borrowings

Other borrowings at December 31, 2019 and 2018 represent a fixed-rate promissory note issued by the Company in June 2017 (“Fixed-Rate Promissory Note”) related to and secured by two office buildings owned by the Company. At December 31, 2019, the Fixed-Rate Promissory Note had a balance of $46.4 million. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2019, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at December 31, 2019 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2019, the translated balance of the secured borrowing totaled $215.5 million compared to $139.3 million at December 31, 2018. Additionally, the interest rate under the Receivables Purchase Agreement at December 31, 2019 was 2.729%. The remaining $12.7 million within secured borrowings at December 31, 2019 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

(14) Junior Subordinated Debentures

As of December 31, 2019, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long- term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2019 and 2018. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2019		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2019	2018			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	5.24%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	4.74	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	4.54	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	3.84	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	26,238	L+1.45	3.39	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	3.52	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	4.91	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	4.91	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	4.94	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	15,464	L+1.75	3.64	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	3,609	L+1.62	3.51	06/2007	09/2037	06/2012
Total			$253,566	$253,566		4.12%

The junior subordinated debentures totaled $253.6 million at December 31, 2019 and 2018.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At December 31, 2019, the weighted average contractual interest rate on the junior subordinated debentures was 4.12%. The Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted contractual interest rate on the junior subordinated debentures as of December 31, 2019, was 4.45%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At December 31, 2019, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(15) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Years Ended
Revenue from contracts with customers	Location in income statement	December 31, 2019	December 31, 2018	December 31, 2017
Brokerage and insurance product commissions	Wealth management	$18,825	$22,391	$22,863
Trust	Wealth management	18,767	13,263	12,547
Asset management	Wealth management	59,522	55,309	46,356
Total wealth management		97,114	90,963	81,766
Mortgage broker fees	Mortgage banking	768	1,188	1,565
Service charges on deposit accounts	Service charges on deposit accounts	39,070	36,404	34,513
Administrative services	Other non-interest income	4,197	4,625	4,165
Card related fees	Other non-interest income	7,816	7,441	5,858
Other deposit related fees	Other non-interest income	12,500	11,892	11,127
Total revenue from contracts with customers		$161,465	$152,513	$138,994

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Contract assets	$—	$—

Contract liabilities	$1,356	$1,727

Mortgage broker fees receivable	$19	$44
Administrative services receivable	194	275
Wealth management receivable	9,118	13,610
Card related fees receivable	266	—
Total receivables from contracts with customer	$9,597	$13,929

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $759,000 and $369,000 for the years ended December 31, 2019 and 2018, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated—2020	$757
Estimated—2021	303
Estimated—2022	153
Estimated—2023	143
Estimated—2024	—
Total	$1,356

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

(16) Lease Commitments

In accordance with ASU No. 2016-02 and all subsequent updates issued to clarify and improve specific areas of this ASU, as of January 1, 2019, the Company recognized a separate lease liability and right-of-use asset of approximately $199.4 million and $170.6 million, respectively, for leasing arrangements in which the Company is a lessee. The difference in the separate lease liability and right-of-use asset represents any remaining amounts related to prepayments, payment deferrals and lease incentives as of January 1, 2019. As of December 31, 2019, the separate lease liability and right-of-use asset was $197.6 million and $165.7 million, respectively. The separate liability and asset are included within accrued interest payable and other liabilities and accrued interest receivable and other assets, respectively, within the Company's Consolidated Statements of Condition. The leasing arrangements requiring recognition on the Consolidated Statements of Condition primarily related to certain banking facilities under operating lease agreements as well as other leasing arrangements in which the Company has the right-of-use of specific signage related to sponsorships and other agreements and certain automatic teller machines and other equipment. See Note 1,“Summary of Significant Accounting Policies,” for further discussion of the Company's adoption of ASU No. 2016-02.

The following tables provide a summary of lease costs and future required fixed payments related to the Company's leasing arrangements in which it is the lessee:

Year Ended
(Dollars in thousands)	December 31, 2019
Operating lease cost	$22,750
Finance lease cost:
Amortization of right-of-use asset	36
Interest on lease liability	64
Short-term lease cost	561
Variable lease cost	3,202
Sublease income	(598)
Total lease cost	$26,015

Cash paid for amounts included in the measurement of operating lease liabilities	$23,859
Cash paid for amounts included in the measurement of finance lease liabilities	60
Right-of-use asset obtained in exchange for new operating lease liabilities	9,396
Right-of-use asset obtained in exchange for new finance lease liabilities	3,498
Weighted average remaining lease term - operating leases	13.2 years
Weighted average remaining lease term - finance leases	39.6 years
Weighted average discount rate - operating leases	4.09%
Weighted average discount rate - finance leases	4.43%

(In thousands)	Payments
2020	$26,837
2021	22,403
2022	21,444
2023	19,315
2024	18,409
2025 and thereafter	152,231
Total minimum future amounts	$260,639
Impact of measuring the lease liability on a discounted basis	(63,000)
Total lease liability	$197,639

In addition to the lessee arrangements discussed above, the Company also leases certain owned premises and receives rental income from such lessor agreements. Gross rental income related to the Company’s buildings totaled $9.4 million, $11.8 million and $9.8 million, in 2019, 2018 and 2017, respectively. The approximate annual gross rental receipts under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2019, are as follows (in thousands):

Receipts
2020	$7,337
2021	6,370
2022	4,733
2023	3,057
2024	2,181
2025 and thereafter	4,821
Total minimum future amounts	$28,499

(17) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current income taxes:
Federal	$55,664	$44,266	$54,977
State	18,270	18,349	12,852
Foreign	5,913	(872)	1,243
Total current income taxes	$79,847	$61,743	$69,072
Deferred income taxes:
Federal	$33,345	$40,500	$51,668
State	13,099	11,705	10,403
Foreign	(1,887)	3,019	1,172
Total deferred income taxes	$44,557	$55,224	$63,243
Total income tax expense	$124,404	$116,967	$132,315

The Company's income before income taxes in 2019, 2018 and 2017 includes $12.2 million, $5.3 million and $7.8 million, respectively, of foreign income attributable to its Canadian subsidiary.

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

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Income tax expense using the statutory Federal income tax rate of 21% in 2019 and 2018, and 35% in 2017, on income before taxes	$100,821	$96,628	$136,499
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(3,958)	(3,869)	(4,658)
State taxes, net of federal tax benefit	24,600	23,584	15,115
Income earned on bank owned life insurance	(959)	(1,002)	(1,167)
Excess tax benefits on share based compensation	(1,447)	(3,107)	(5,470)
Enactment of Tax Cuts and Jobs Act
Re-measurement of net deferred tax liabilities	—	(1,209)	(10,402)
Transition tax on deferred foreign earnings	—	—	2,850
Meals, entertainment and related expenses	2,148	1,840	1,710
FDIC insurance expense	1,274	1,832	—
Non-deductible compensation expense	1,019	1,366	55
Foreign subsidiary, net	1,979	1,591	(271)
Tax benefits related to tax credit investments, net	(513)	(656)	(698)
Other, net	(560)	(31)	(1,248)
Income tax expense	$124,404	$116,967	$132,315

In 2017, the Company recognized a provisional tax benefit of $7.6 million to reflect the impact of enactment of the Tax Act. In the third quarter of 2018, the Company finalized the provisional amount and recorded an additional net tax benefit of $1.2 million as provided in the SEC issued Staff Accounting Bulletin SAB 118.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	2019	2018
Deferred tax assets:
Right-of-use liability	$52,472	$—
Allowance for credit losses	41,809	40,342
Deferred compensation	23,555	22,363
Stock-based compensation	8,487	7,544
Loans	5,673	4,540
Net unrealized losses on derivatives included in other comprehensive income	4,781	—
Federal net operating loss carryforward	4,016	5,348
Other real estate owned	2,198	2,429
Nonaccrued interest	2,164	1,357
AMT credit carryforward	1,338	1,395
Net unrealized losses on securities included in other comprehensive income	—	15,430
Other	2,366	4,376
Total gross deferred tax assets	148,859	105,124
Deferred tax liabilities:
Equipment leasing	120,114	90,306
Premises and equipment	51,544	28,517
Right-of-use asset	43,912	—
Capitalized servicing rights	20,277	16,663
Goodwill and intangible assets	12,819	12,921
Net unrealized gains on securities included in other comprehensive income	5,443	—
Deferred loan fees and costs	4,604	3,446
Fair value adjustments on loans	3,603	2,833
Net unrealized gains on derivatives included in other comprehensive income	—	2,863
Other	5,397	5,295
Total gross deferred liabilities	267,713	162,844
Net deferred tax liabilities	$(118,854)	$(57,720)

Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2019 because it is more likely than not that these assets could be realized through future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company has a Federal alternative minimum tax (“AMT”) credit carryforward of $1.3 million which is subject to IRC Section 383 annual limitation. The AMT credit has no expiration date and pursuant to the Tax Act will be fully refundable by 2021. The Company has a Federal net operating loss (“NOL”) carryforward of $19.1 million that begins to expire in 2029 through 2037 and is subject to IRC Section 382 annual limitation. The AMT credit and the NOL carryforwards were a result of acquisitions.

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Unrecognized tax benefits at beginning of year	$11,538	$10,821	$11,626
Gross increases for tax positions taken in current period	—	—	—
Gross increases (decreases) for positions taken in prior periods	268	717	(805)
Settlements with taxing authorities	(966)	—	—
Unrecognized tax benefits at end of the year	$10,840	$11,538	$10,821

At December 31, 2019, the Company had $8.6 million of unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. Interest and penalties on unrecognized tax positions are recorded in income tax expense. Total interest income accrued at December 31, 2019 and 2018 on unrecognized tax benefits was $1.7 million and $1.1 million, respectively, net of tax effect. Interest and penalties are included in the liability for uncertain tax positions, but are not included in the unrecognized tax benefits rollforward presented above. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company's U.S. federal income tax returns are open and subject to audit for the 2016 tax return year forward, and in general, the Company's state income tax returns are open and subject to audit from the 2016 tax return year forward, subject to individual state statutes of limitation. The Company's Canadian subsidiary's Canadian income tax returns are also subject to audit for the 2016 tax return year forward.

(18) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”), which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan have been made pursuant to the 2015 Plan. As of December 31, 2019, approximately 3.0 million shares were available for future grants (assuming the maximum number of shares are issued for the performance awards outstanding.) The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants since 2017 have consisted of performance-based stock and performance-based cash awards; however grants had previously included non-qualified stock options. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.
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

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model. The option-pricing model requires the input of highly subjective assumptions and is sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Options granted since the inception of the LTIP in 2011 were primarily granted as LTIP awards. Expected life of the options granted since the inception of the LTIP awards has been based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends during periods when options are granted. No options have been granted since 2016.

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

Stock-based compensation expense recognized in the Consolidated Statements of Income was $11.3 million, $13.5 million and $12.9 million and the related tax benefits were $2.6 million, $3.1 million and $5.1 million in 2019, 2018 and 2017, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2017	1,698,912	$41.50
Granted	—	—
Exercised	(593,459)	40.57
Forfeited or canceled	(20,697)	42.83
Outstanding at December 31, 2017	1,084,756	$41.98	4.0	$43,817
Exercisable at December 31, 2017	562,810	$41.82	3.3	$22,820
Outstanding at January 1, 2018	1,084,756	$41.98
Granted	—	—
Exercised	(282,614)	41.25
Forfeited or canceled	(7,128)	39.84
Outstanding at December 31, 2018	795,014	$42.25	3.1	$19,268
Exercisable at December 31, 2018	613,932	$42.54	3.1	$14,705
Outstanding at January 1, 2019	795,014	$42.25
Granted	—	—
Options outstanding in acquired plans	106,748	38.83
Exercised	(146,430)	38.84
Forfeited or canceled	—	—
Outstanding at December 31, 2019	755,332	$42.43	2.8	$21,503
Exercisable at December 31, 2019	735,396	$42.42	2.7	$20,947
Vested or expected to vest at December 31, 2019	755,332	$42.43	2.8	$21,503

(1)	Represents the weighted average contractual remaining life in years.

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

The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017, was $4.7 million, $13.3 million and $20.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.3 million, $3.5 million and $7.8 million for 2019, 2018 and 2017, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2019, 2018 and 2017 was $5.7 million, $11.7 million and $24.1 million, respectively.

A summary of the Plans’ restricted share activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	143,263	$60.80	127,787	$53.33	133,425	$49.94
Granted	24,285	68.58	35,654	84.36	16,552	73.16
Vested and issued	(21,529)	70.99	(18,324)	54.31	(19,639)	47.13
Forfeited or canceled	(1,691)	79.50	(1,854)	63.50	(2,551)	52.26
Outstanding at end of year	144,328	$60.37	143,263	$60.80	127,787	$53.33
Vested, but not issuable at end of year	92,183	$52.24	90,520	$51.94	89,723	$51.64

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	396,855	$67.71	359,196	$54.37	298,180	$43.64
Granted	175,823	71.56	134,380	88.27	145,853	72.60
Added by performance factor at vesting	33,950	40.99	—	—	—	—
Vested and issued	(128,238)	41.00	(82,307)	44.39	(68,712)	46.85
Forfeited or canceled	(12,875)	75.08	(14,414)	60.05	(16,125)	52.98
Outstanding at end of year	465,515	$74.37	396,855	$67.71	359,196	$54.37
Vested, but deferred at year end	33,828	$43.01	21,530	$43.54	108,143	$44.16

At December 31, 2019, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount was approximately 681,000 shares.

The actual tax benefit realized upon the vesting of restricted shares and performance-based stock is based on the fair value of the shares on the issue date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares and performance-based stock in 2019, 2018 and 2017 was $870,000, $994,000 and $975,000, respectively, more than the expected tax benefit for those shares. These differences in actual and expected tax benefits were recorded to income tax expense.

As of December 31, 2019, there was $10.5 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $9.8 million, $8.0 million and $8.9 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company had no expense related to the CIRP in 2019, 2018 and 2017, and no awards were paid in those years. There were no outstanding awards under this plan at December 31, 2019.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $12.3 million in 2019, $10.4 million in 2018, and $8.9 million in 2017.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1, 2015, the purchase price of the shares of common stock is equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. During 2019, 2018 and 2017, 43,386, 33,977 and 35,022, respectively, shares of common stock were purchased by participants and no compensation expense was recorded. The Company plans to continue to offer common stock through this ESPP on an ongoing basis, and in 2018, increased the shares authorized under the ESPP by 200,000 shares. At December 31, 2019, the Company had an obligation to issue 10,523 shares of common stock to participants and had 172,677 shares available for future grants under the ESPP.

As a result of the Company's acquisition of HPK Financial Corporation (“HPK”) in December 2012, the Company assumed the obligations of a noncontributory pension plan. The HPK Plan was frozen as of December 31, 2006, with no additional credit earned for service or compensation paid after that date. Similarly, in connection with the Company's acquisition of Diamond Bancorp, Inc. ("Diamond") in October 2013, the Company assumed the obligation of Diamond's pension plan. The Diamond Plan was frozen as of December 31, 2004, and only service and compensation prior to this date is considered in determining benefits. In 2019, both of these plans were terminated and participant account balances were distributed. The Company recorded expense (income) of $487,000, ($38,000) and $1.2 million in 2019, 2018 and 2017, respectively, related to these plans.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2019, 2018 and 2017, a total of 18,577 shares, 18,856 shares and 27,508 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2019, the Company has an obligation to issue 295,228 shares of common stock to directors and has 42,311 shares available for future grants under the DDFS Plan.

(19) Regulatory Matters

Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2019, 2018 and 2017, cash dividends totaling $139.0 million, $111.0 million and $122.0 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of December 31, 2019, before considering the impact of ASU No. 2016-13 and all subsequent updates issued to clarify and improve specific areas of this ASU, the banks had approximately $542.0 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2019 and 2018, reserve balances of approximately $750.0 million and $611.1 million, respectively, were required to be maintained at the FRB.

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

As reflected in the following table, the Company met all minimum capital requirements at December 31, 2019 and 2018:

	2019	2018
Total capital to risk weighted assets	12.2%	11.6%
Tier 1 capital to risk weighted assets	9.6	9.7
Common Equity Tier 1 capital to risk weighted assets	9.2	9.3
Tier 1 leverage Ratio	8.7	9.1

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2019, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk weighted assets and Tier 1 leverage ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2019 and 2018 are presented in the following table:

(Dollars in thousands)	December 31, 2019				December 31, 2018
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$461,643	12.0%	$386,358	10.0%	$424,872	12.5%	$338,823	10.0%
Hinsdale Bank	339,158	12.6	268,915	10.0	256,166	11.9	220,004	10.0
Wintrust Bank	709,328	11.8	602,969	10.0	613,037	11.5	533,154	10.0
Libertyville Bank	173,298	11.7	148,745	10.0	161,453	11.9	135,262	10.0
Barrington Bank	320,347	12.1	263,235	10.0	258,301	11.1	231,871	10.0
Crystal Lake Bank	124,373	12.1	102,488	10.0	107,041	11.6	92,542	10.0
Northbrook Bank	273,571	12.5	213,524	10.0	236,201	11.1	213,524	10.0
Schaumburg Bank	123,145	12.0	102,250	10.0	113,797	11.4	100,151	10.0
Village Bank	171,084	11.4	149,803	10.0	151,653	11.2	135,695	10.0
Beverly Bank	170,716	11.5	148,838	10.0	146,054	11.8	123,618	10.0
Town Bank	226,252	11.5	197,639	10.0	208,479	11.3	184,825	10.0
Wheaton Bank	187,518	11.4	165,019	10.0	165,798	11.3	147,354	10.0
State Bank of the Lakes	127,003	11.5	110,369	10.0	111,530	11.1	100,654	10.0
Old Plank Trail Bank	161,899	11.6	139,529	10.0	151,889	11.4	132,842	10.0
St. Charles Bank	156,023	11.7	133,119	10.0	115,607	11.4	101,337	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$440,585	11.4%	$309,087	8.0%	$402,156	11.9%	$271,058	8.0%
Hinsdale Bank	328,046	12.2	215,132	8.0	244,036	11.3	176,003	8.0
Wintrust Bank	668,922	11.1	482,375	8.0	545,649	10.2	426,523	8.0
Libertyville Bank	164,915	11.1	118,996	8.0	152,939	11.3	108,209	8.0
Barrington Bank	313,195	11.9	210,588	8.0	252,189	10.9	185,497	8.0
Crystal Lake Bank	119,374	11.7	81,991	8.0	102,404	11.1	74,033	8.0
Northbrook Bank	260,577	11.9	170,819	8.0	223,849	10.5	170,819	8.0
Schaumburg Bank	118,260	11.6	81,800	8.0	108,338	10.8	80,120	8.0
Village Bank	161,666	10.8	119,842	8.0	142,333	10.5	108,556	8.0
Beverly Bank	164,827	11.1	119,071	8.0	141,140	11.4	98,894	8.0
Town Bank	217,958	11.0	158,111	8.0	199,982	10.8	147,860	8.0
Wheaton Bank	181,195	11.0	132,015	8.0	159,718	10.8	117,883	8.0
State Bank of the Lakes	119,740	10.9	88,295	8.0	107,234	10.7	80,523	8.0
Old Plank Trail Bank	155,975	11.2	111,623	8.0	145,779	11.0	106,273	8.0
St. Charles Bank	151,665	11.4	106,495	8.0	111,454	11.0	81,069	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$440,585	11.4%	$251,133	6.5%	$402,156	11.9%	$220,235	6.5%
Hinsdale Bank	328,046	12.2	174,795	6.5	244,036	11.3	143,002	6.5
Wintrust Bank	668,922	11.1	391,930	6.5	545,649	10.2	346,550	6.5
Libertyville Bank	164,915	11.1	96,684	6.5	152,939	11.3	87,920	6.5
Barrington Bank	313,195	11.9	171,102	6.5	252,189	10.9	150,716	6.5
Crystal Lake Bank	119,374	11.7	66,617	6.5	102,404	11.1	60,152	6.5
Northbrook Bank	260,577	11.9	138,791	6.5	223,849	10.5	138,791	6.5
Schaumburg Bank	118,260	11.6	66,463	6.5	108,338	10.8	65,098	6.5
Village Bank	161,666	10.8	97,372	6.5	142,333	10.5	88,201	6.5
Beverly Bank	164,827	11.1	96,745	6.5	141,140	11.4	80,352	6.5
Town Bank	217,958	11.0	128,465	6.5	199,982	10.8	120,136	6.5
Wheaton Bank	181,195	11.0	107,262	6.5	159,718	10.8	95,780	6.5
State Bank of the Lakes	119,740	10.9	71,740	6.5	107,234	10.7	65,425	6.5
Old Plank Trail Bank	155,975	11.2	90,694	6.5	145,779	11.0	86,347	6.5
St. Charles Bank	151,665	11.4	86,528	6.5	111,454	11.0	65,869	6.5

(Dollars in thousands)	December 31, 2019				December 31, 2018
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$440,585	10.7%	$223,497	5.0%	$402,156	10.7%	$187,634	5.0%
Hinsdale Bank	328,046	10.4	147,512	5.0	244,036	10.4	117,308	5.0
Wintrust Bank	668,922	9.7	324,017	5.0	545,649	9.7	281,090	5.0
Libertyville Bank	164,915	10.0	82,848	5.0	152,939	10.0	76,247	5.0
Barrington Bank	313,195	12.9	115,309	5.0	252,189	12.9	97,759	5.0
Crystal Lake Bank	119,374	9.9	58,613	5.0	102,404	9.9	51,974	5.0
Northbrook Bank	260,577	9.8	132,394	5.0	223,849	9.8	114,125	5.0
Schaumburg Bank	118,260	9.5	60,266	5.0	108,338	9.5	57,111	5.0
Village Bank	161,666	9.5	89,945	5.0	142,333	9.5	75,197	5.0
Beverly Bank	164,827	10.7	79,777	5.0	141,140	10.7	66,109	5.0
Town Bank	217,958	10.0	116,750	5.0	199,982	10.0	100,257	5.0
Wheaton Bank	181,195	9.8	98,039	5.0	159,718	9.8	81,767	5.0
State Bank of the Lakes	119,740	9.2	63,078	5.0	107,234	9.2	58,068	5.0
Old Plank Trail Bank	155,975	9.6	80,708	5.0	145,779	9.6	76,096	5.0
St. Charles Bank	151,665	9.8	74,348	5.0	111,454	9.8	56,915	5.0

Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2019, these business units met their minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $5.1 billion and $4.7 billion as of December 31, 2019 and 2018, respectively, and unused home equity lines totaled $800.6 million and $807.9 million as of December 31, 2019 and 2018, respectively. Standby and commercial letters of credit totaled $291.8 million at December 31, 2019 and $233.3 million at December 31, 2018.

In addition, at December 31, 2019 and 2018, the Company had approximately $595.1 million and $389.7 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $837.2 million at December 31, 2019 and $481.6 million at December 31, 2018. See Note 21, “Derivative Financial Instruments,” for further discussion on derivative instruments.

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

The Company sold approximately $4.5 billion of mortgage loans in 2019 and $4.1 billion in 2018. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $2.4 million and $2.4 million at December 31, 2019 and 2018, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $639,000 in 2019 as compared to $183,000 in 2018. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.

The Company has unfunded commitments to investment partnerships that qualify for CRA purposes totaling $29.3 million as of December 31, 2019. Of these commitments, $323,000 related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the consolidated statements of financial condition.

The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of Wintrust Investments for losses that it may sustain from the customer accounts introduced by Wintrust Investments. As of December 31, 2019, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $15.8 million. Wintrust Investments seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

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

Lehman Holdings Matter

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

On October 2, 2018, Lehman Holdings asked the court for permission to amend its complaints against Wintrust Mortgage and the other defendants to add loans allegedly purchased from the defendants and sold to various RMBS trusts. The court granted this request and allowed Lehman Holdings to assert the additional claims against existing defendants as a supplemental complaint. Lehman Holdings filed its supplemental complaint against Wintrust Mortgage on December 4, 2018. Wintrust Mortgage filed its response to the supplemental complaint on May 13, 2019. Wintrust Mortgage is currently evaluating whether it has obtained sufficient information to assess the merits of Lehman Holding’s additional claims and to estimate the likelihood or amount of any potential liability for the additional claims.

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

JPMorgan Chase & Co. Matter

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

Wintrust Mortgage Matter

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit against Wintrust Mortgage in the Superior Court of the State of California for the County of Los Angeles, alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California from October 17, 2014 through the present. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage's response to the complaint was filed on February 25, 2019. On November 1, 2019, the plaintiff’s counsel filed a letter with the California Department of Labor advising that it was initiating an action under California’s Private Attorney General Act statute based on the same alleged violations. In November 2019, the parties reached a settlement agreement. The parties are documenting the settlement. Once finalized, the parties will submit the settlement to the court for approval. The Company has reserved an amount for this litigation that is immaterial to its results of operations or financial condition. Such litigation and threatened litigation actions necessarily involve substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to determine whether, or to what extent, any loss with respect to these legal proceedings may exceed the amounts reserved by the Company.

Northbrook Bank Matter

On October 17, 2018, two individual plaintiffs filed suit against Northbrook Bank and Tamer Moumen in the Circuit Court of Lake County, Illinois, on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen, Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which was granted on March 5, 2019. On April 3, 2019, Plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank believed the amended complaint did not cure the pleading defects recognized by the court and filed a motion to dismiss the Amended Complaint on May 17, 2019. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook again moved to dismiss the complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs filed an appeal on December 2, 2019. Northbrook Bank believes plaintiffs’ allegations are legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

Other Matters

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and collars to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; (4) covered call options to economically hedge specific investment securities and receive fee income effectively enhancing the overall yield on such securities to compensate for net interest margin compression; and (5) options and swaps to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.

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

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2019 and December 31, 2018:

	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$—	$6,270	$19,385	$1,656
Interest rate derivatives designated as Fair Value Hedges	310	2,636	6,523	1,756
Total derivatives designated as hedging instruments under ASC 815	$310	$8,906	$25,908	$3,412

Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$100,259	$59,519	$100,897	$59,159
Interest rate lock commitments	2,860	3,405	259	2,694
Forward commitments to sell mortgage loans	142	—	2,070	1,486
Foreign exchange contracts	73	1,342	70	1,337
Total derivatives not designated as hedging instruments under ASC 815	$103,334	$64,266	$103,296	$64,676
Total Derivatives	$103,644	$73,172	$129,204	$68,088

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

As of December 31, 2019, the Company had fifteen interest rate swap derivatives designated as cash flow hedges of variable rate deposits and certain junior subordinated debentures, and one interest rate collar derivative designated as a cash flow hedge of the Company’s variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of December 31, 2019:

(Dollars in thousands)	December 31, 2019
Maturity Date	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swaps:
October 2021	$25,000	$(311)
November 2021	20,000	(272)
December 2021	165,000	(2,293)
May 2022	370,000	(4,880)
June 2022	160,000	(1,997)
July 2022	230,000	(2,861)
August 2022	235,000	(2,923)
Interest Rate Collars:
September 2023	123,214	(3,848)
Total Cash Flow Hedges	$1,328,214	$(19,385)

In 2018, the Company terminated five interest rate swap derivatives designated as cash flow hedges of variable rate deposits with a total notional value of $650.0 million. As the hedged forecasted transactions (interest payments on variable rate deposits) will still occur over the remaining term of the terminated derivatives, any prior changes in the fair value of these cash flow hedges will continue to be included within accumulated other comprehensive income or loss and reclassified to interest expense as interest payments continue to be made. In 2019 and 2018, the Company reclassified approximately $4.7 million and $427,000, respectively, from accumulated other comprehensive income to interest expense related to these terminated interest rate swap derivatives.

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018
Unrealized gain at beginning of period	$10,742	$11,902
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	(10,250)	(7,313)
Amount of (loss) gain recognized in other comprehensive income	(18,435)	6,153
Unrealized (loss) gain at end of period	$(17,943)	$10,742

As of December 31, 2019, the Company estimates that during the next twelve months, $5.8 million will be reclassified from accumulated other comprehensive income or loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2019, the Company has fifteen interest rate swaps with an aggregate notional amount of $162.9 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables. One of these interest rate swaps with an aggregate notional amount of $6.9 million has terms starting after December 31, 2019.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of December 31, 2019:

		December 31, 2019
(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$167,281	$5,647	$—
	Available-for-sale debt securities	1,391	81	—

The following table presents the gain or loss recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2019
Interest rate swaps	Interest and fees on loans	$8
	Interest income - investment securities	—

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2019, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $7.4 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from January 2020 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $837.2 million and interest rate lock commitments with an aggregate notional amount of approximately $454.6 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of December 31, 2019, the Company held foreign currency derivatives with an aggregate notional amount of approximately $34.5 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2019 or December 31, 2018.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options outstanding as of December 31, 2019. As of December 31, 2019, the Company held four interest rate swaps with an aggregate notional value of $55.0 million for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2019	2018
Interest rate swaps and caps	Trading gains (losses), net	$(380)	$(75)
Mortgage banking derivatives	Mortgage banking revenue	100	(792)
Covered call options	Fees from covered call options	3,670	3,519
Foreign exchange contracts	Trading gains (losses), net	43	20
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	519	—

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2019, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $123.7 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The table below summarizes the Company's interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Gross Amounts Recognized	$100,569	$68,425	$126,805	$62,571
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$100,569	$68,425	$126,805	$62,571
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(2,561)	$(28,124)	$(2,561)	$(28,124)
Collateral Posted	—	(23,810)	(124,244)	(2,640)
Net Credit Exposure	$98,008	$16,491	$—	$31,807

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

At December 31, 2019, the Company classified $112.0 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $2.6 million of U.S. Government agencies as Level 3 at December 31, 2019. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. At the year ended 2019, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2019 are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. Government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At December 31, 2019, the Company classified $9.6 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at December 31, 2019 was 3.47% with discount rates applied ranging from 3%-4%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate includes assumptions of prepayment speeds and credit losses. The Company included a prepayment speed assumption of 14.12% at December 31, 2019. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.37% with credit discounts ranging from 0%-8% at December 31, 2019.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At December 31, 2019, the Company classified $85.6 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at December 31, 2019 was 9.96% with discount rates applied ranging from 7%-17%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-94% or a weighted average prepayment speed of 14.12%. Further, for current and delinquent loans, the Company assumed the weighted average cost of servicing of $77 and $396, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 6, “Mortgage Servicing Rights (“MSRs”),” for further discussion of MSRs.

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

At December 31, 2019, the Company classified $2.6 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at December 31, 2019 was 81.86% with pull-through rates applied ranging from 23% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$121,088	$121,088	$—	$—
U.S. Government agencies	365,442	—	362,796	2,646
Municipal	145,318	—	33,368	111,950
Corporate notes	94,841	—	94,841	—
Mortgage-backed	2,379,525	—	2,379,525	—
Trading account securities	1,068	—	1,068	—
Equity securities with readily determinable fair value	50,840	42,774	8,066	—
Mortgage loans held-for-sale	377,313	—	377,313	—
Loans held-for-investment	132,718	—	123,098	9,620
MSRs	85,638	—	—	85,638
Nonqualified deferred compensations assets	14,213	—	14,213	—
Derivative assets	103,644	—	101,013	2,631
Total	$3,871,648	$163,862	$3,495,301	$212,485
Derivative liabilities	$129,204	$—	$129,204	$—

	December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$126,404	$126,404	$—	$—
U.S. Government agencies	140,307	—	137,157	3,150
Municipal	138,490	—	29,564	108,926
Corporate notes	91,045	—	91,045	—
Mortgage-backed	1,629,835	—	1,629,835	—
Trading account securities	1,692	—	1,692	—
Equity securities with readily determinable fair value	34,717	—	34,717	—
Mortgage loans held-for-sale	264,070	—	264,070	—
Loans held-for-investment	93,857	—	82,510	11,347
MSRs	75,183	—	—	75,183
Nonqualified deferred compensations assets	11,282	—	11,282	—
Derivative assets	73,172	—	70,715	2,457
Total	$2,680,054	$126,404	$2,352,587	$201,063
Derivative liabilities	$68,088	$—	$68,088	$—

The aggregate remaining contractual principal balance outstanding as of December 31, 2019 and 2018 for mortgage loans held- for-sale measured at fair value under ASC 825 was $368.0 million and $253.7 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $377.3 million and $264.1 million, respectively, as shown in the above tables. There were $1.8 million of loans past due greater than 90 days and still accruing interest in the mortgage loans held-for-sale portfolio as of December 31, 2019 and $1.9 million of loans as of December 31, 2018.

The changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2019 and 2018 are summarized as follows:

		U.S. Government Agencies	Loans held-for-investment	MSRs	Derivative assets
(Dollars in thousands)	Municipal
Balance at January 1, 2019	$108,926	$3,150	$11,347	$75,183	$2,457
Total net gains included in:
Net income (1)	—	—	827	10,047	174
Other comprehensive income	3,147	126	—	—	—
Purchases (2)	38,686	—	—	408	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(38,809)	(630)	(5,447)	—	—
Net transfers into/(out of) Level 3	—	—	2,893	—	—
Balance at December 31, 2019	$111,950	$2,646	$9,620	$85,638	$2,631

(Dollars in thousands)	Municipal	U.S. Government Agencies	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2018	$77,181	$3,779	$33,717	$33,676	$2,157
Total net gains (losses) included in:
Net income (1)	—	—	(1,077)	27,701	300
Other comprehensive loss	(8,541)	(314)	—	—	—
Purchases (2)	63,644	—	—	13,806	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(23,358)	(315)	(28,367)	—	—
Net transfers into/(out of) Level 3	—	—	7,074	—	—
Balance at December 31, 2018	$108,926	$3,150	$11,347	$75,183	$2,457

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as a component of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

(2)
Mortgage servicing rights purchased as a part of the ROC and Veterans First business combinations in 2019 and 2018, respectively. See Note 7 - Business Combinations and Asset Acquisitions for further discussion.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2019.

	December 31, 2019				Year Ended December 31, 2019 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans-collateral based	$90,307	$—	$—	$90,307	$44,591
Other real estate owned (1)	15,171	—	—	15,171	3,034
Total	$105,478	$—	$—	$105,478	$47,625

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At December 31, 2019, the Company had $120.0 million of impaired loans classified as Level 3. Of the $120.0 million of impaired loans, $90.3 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $29.7 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At December 31, 2019, the Company had $15.2 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.
The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2019 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$111,950	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	2,646	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	9,620	Discounted cash flows	Discount rate	3%-4%	3.47%	Decrease
			Credit discount	0%-8%	1.37%	Decrease
			Constant prepayment rate (CPR)	14.12%	14.12%	Decrease
MSRs	85,638	Discounted cash flows	Discount rate	7%-17%	9.96%	Decrease
			Constant prepayment rate (CPR)	0%-94%	14.12%	Decrease
			Cost of servicing	$70-$200	$77	Decrease
			Cost of servicing - delinquent	$200-$1,000	$396	Decrease
Derivatives	2,631	Discounted cash flows	Pull-through rate	23%-100%	81.86%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	90,307	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	15,171	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$286,476	$286,476	$392,200	$392,200
Interest bearing deposits with banks	2,164,560	2,164,560	1,099,594	1,099,594
Available-for-sale securities	3,106,214	3,106,214	2,126,081	2,126,081
Held-to-maturity securities	1,134,400	1,138,396	1,067,439	1,036,096
Trading account securities	1,068	1,068	1,692	1,692
Equity securities with readily determinable fair value	50,840	50,840	34,717	34,717
FHLB and FRB stock, at cost	100,739	100,739	91,354	91,354
Brokerage customer receivables	16,573	16,573	12,609	12,609
Mortgage loans held-for-sale, at fair value	377,313	377,313	264,070	264,070
Loans held-for-investment, at fair value	132,718	132,718	93,857	93,857
Loans held-for-investment, at amortized cost	26,667,572	26,659,903	23,726,834	23,780,739
Nonqualified deferred compensation assets	14,213	14,213	11,282	11,282
Derivative assets	103,644	103,644	73,172	73,172
Accrued interest receivable and other	303,090	303,090	260,281	260,281
Total financial assets	$34,459,420	$34,455,747	$29,255,182	$29,277,744
Financial Liabilities
Non-maturity deposits	$24,483,867	$24,483,867	$20,833,837	$20,833,837
Deposits with stated maturities	5,623,271	5,635,475	5,260,841	5,283,063
FHLB advances	674,870	715,129	426,326	429,830
Other borrowings	418,174	418,174	393,855	393,855
Subordinated notes	436,095	458,796	139,210	138,345
Junior subordinated debentures	253,566	243,158	253,566	263,846
Derivative liabilities	129,204	129,204	68,088	68,088
Accrued interest payable	19,940	19,940	16,025	16,025
Total financial liabilities	$32,038,987	$32,103,743	$27,391,748	$27,426,889

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

(23) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2019 and 2018 is as follows:

	2019	2018
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	57,950,803	56,518,119
Shares outstanding	57,821,891	56,407,558
Cash dividend per share	$1.00	$0.76
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	5,000,000	5,000,000
Shares outstanding	5,000,000	5,000,000

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

Other

At the January 2020 Board of Directors meeting, a quarterly cash dividend of $0.28 per share ($1.12 on an annualized basis) was declared. It was paid on February 20, 2020 to shareholders of record as of February 6, 2020.
The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$(42,353)	$7,857	$(42,376)	$(76,872)
Other comprehensive income during the period, net of tax, before reclassification	58,341	(13,481)	5,857	50,717
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(658)	(7,517)	—	(8,175)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(348)	—	—	(348)
Net other comprehensive income (loss) during the period, net of tax	$57,335	$(20,998)	$5,857	$42,194
Balance at December 31, 2019	$14,982	$(13,141)	$(36,519)	$(34,678)

Balance at January 1, 2018	$(15,813)	$7,164	$(33,186)	$(41,835)
Cumulative effect adjustment from the adoption of:
ASU 2016-01	$(1,880)	$—	$—	(1,880)
ASU 2018-02	$(4,517)	$1,543	$—	(2,974)
Other comprehensive (loss) income during the period, net of tax, before reclassification	(20,054)	4,498	(9,190)	(24,746)
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(24)	(5,348)	—	(5,372)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(65)	—	—	(65)
Net other comprehensive loss during the period, net of tax	$(20,143)	$(850)	$(9,190)	$(30,183)
Balance at December 31, 2018	$(42,353)	$7,857	$(42,376)	$(76,872)

Balance at January 1, 2017	$(29,309)	$4,165	$(40,184)	$(65,328)
Other comprehensive income during the period, net of tax, before reclassification	14,417	3,010	6,998	24,425
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(27)	(11)	—	(38)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(894)	—	—	(894)
Net other comprehensive income during the period, net of tax	$13,496	$2,999	$6,998	$23,493
Balance at December 31, 2017	$(15,813)	$7,164	$(33,186)	$(41,835)

	Amount Reclassified from Accumulated Other Comprehensive Income for the Year Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income	December 31,		Impacted Line on the Consolidated Statements of Income
	2019	2018
Accumulated unrealized gains on available-for-sale securities
Gains included in net income	$899	$33	Gains on investment securities, net
	899	33	Income before taxes
Tax effect	(241)	(9)	Income tax expense
Net of tax	$658	$24	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$(10,954)	$(7,549)	Interest on deposits
Amount reclassified to interest expense on other borrowings	576	236	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	128	—	Interest on junior subordinated debentures
	10,250	7,313	Income before taxes
Tax effect	(2,733)	(1,965)	Income tax expense
Net of tax	$7,517	$5,348	Net income

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

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in the "Summary of Significant Accounting Policies" in Note 1. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

(Dollars in thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2019
Net interest income	$841,601	$161,720	$30,118	$1,033,439	$21,480	$1,054,919
Provision for credit losses	47,914	5,950	—	53,864	—	53,864
Non-interest income	274,652	79,467	100,121	454,240	(47,068)	407,172
Non-interest expense	747,202	111,377	95,135	953,714	(25,588)	928,126
Income tax expense	82,639	34,424	7,341	124,404	—	124,404
Net income	$238,498	$89,436	$27,763	$355,697	$—	$355,697
Total assets at end of year	$29,583,112	$5,916,835	$1,120,636	$36,620,583	$—	$36,620,583
2018
Net interest income	$791,838	$136,981	$17,455	$946,274	$18,629	$964,903
Provision for credit losses	28,586	6,246	—	34,832	—	34,832
Non-interest income	238,668	65,898	91,896	396,462	(40,312)	356,150
Non-interest expense	681,749	84,248	81,774	847,771	(21,683)	826,088
Income tax expense	79,361	30,325	7,281	116,967	—	116,967
Net income	$240,810	$82,060	$20,296	$343,166	$—	$343,166
Total assets at end of year	$25,438,454	$5,073,011	$733,384	$31,244,849	$—	$31,244,849
2017
Net interest income	$677,481	$118,320	$18,919	$814,720	$17,356	$832,076
Provision for credit losses	27,059	2,709	—	29,768	—	29,768
Non-interest income	211,354	60,405	84,312	356,071	(36,565)	319,506
Non-interest expense	599,455	74,559	77,012	751,026	(19,209)	731,817
Income tax expense	87,486	35,775	9,054	132,315	—	132,315
Net income	$174,835	$65,682	$17,165	$257,682	$—	$257,682
Total assets at end of year	$22,781,923	$4,515,766	$618,281	$27,915,970	$—	$27,915,970

(25) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Statements of Financial Condition

	December 31,
(In thousands)	2019	2018
Assets
Cash	$96,245	$37,931
Available-for-sale debt securities and equity securities with readily determinable fair value	14,695	12,765
Investment in and receivable from subsidiaries	4,266,278	3,660,968
Loans, net of unearned income	75	1,200
Allowance for loan losses	(5)	—
Net loans	$70	$1,200
Goodwill	8,371	8,371
Other assets	353,064	206,902
Total assets	$4,738,723	$3,928,137

Liabilities and Shareholders’ Equity
Other liabilities	$188,275	$75,609
Subordinated notes	436,095	139,210
Other borrowings	169,537	192,182
Junior subordinated debentures	253,566	253,566
Shareholders’ equity	3,691,250	3,267,570
Total liabilities and shareholders’ equity	$4,738,723	$3,928,137

Statements of Income

	Years Ended December 31,
(In thousands)	2019	2018	2017
Income
Dividends and other revenue from subsidiaries	$198,918	$171,388	$155,969
Other income	3,044	4	2,488
Total income	$201,962	$171,392	$158,457
Expenses
Interest expense	$34,649	$22,375	$19,207
Salaries and employee benefits	72,925	64,726	50,683
Other expenses	116,132	108,038	74,618
Total expenses	$223,706	$195,139	$144,508
(Loss) income before income taxes and equity in undistributed income of subsidiaries	$(21,744)	$(23,747)	$13,949
Income tax benefit	40,776	34,186	47,139
Income before equity in undistributed net income of subsidiaries	$19,032	$10,439	$61,088
Equity in undistributed net income of subsidiaries	336,665	332,727	196,594
Net income	$355,697	$343,166	$257,682

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2019	2018	2017
Operating Activities:
Net income	$355,697	$343,166	$257,682
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(18)	56	—
Depreciation and amortization	15,675	11,943	10,783
Deferred income tax expense	8,342	502	2,809
Stock-based compensation expense	5,611	6,025	5,185
(Increase) decrease in other assets	3,040	3,685	1,956
(Decrease) increase in other liabilities	(13,181)	650	9,967
Equity in undistributed net income of subsidiaries	(336,665)	(332,727)	(196,594)
Net Cash Provided by Operating Activities	$38,501	$33,300	$91,788

Investing Activities:
Capital (contributions to) distributions from subsidiaries, net	$(22,500)	$4,632	$(42,736)
Net cash paid for acquisitions, net	(124,338)	(87,081)	—
Other investing activity, net	(51,495)	(57,143)	(28,132)
Net Cash Used for Investing Activities	$(198,333)	$(139,592)	$(70,868)

Financing Activities:
Increase in subordinated notes, other borrowings and junior subordinated debentures, net	$273,886	$101,910	$20,008
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	10,667	15,903	28,229
Dividends paid	(65,110)	(50,987)	(40,543)
Common stock repurchases for tax withholdings related to stock-based compensation	(1,297)	(648)	(397)
Net Cash Provided by Financing Activities	$218,146	$66,178	$7,297

Net Increase (Decrease) in Cash and Cash Equivalents	$58,314	$(40,114)	$28,217
Cash and Cash Equivalents at Beginning of Year	37,931	78,045	49,828
Cash and Cash Equivalents at End of Year	$96,245	$37,931	$78,045

(26) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2019, 2018 and 2017:

(In thousands, except per share data)		2019	2018	2017
Net income		$355,697	$343,166	$257,682
Less: Preferred stock dividends		8,200	8,200	9,778
Net income applicable to common shares—Basic	(A)	$347,497	$334,966	$247,904
Add: Dividends on convertible preferred stock, if dilutive		—	—	1,578
Net income applicable to common shares—Diluted	(B)	$347,497	$334,966	$249,482
Weighted average common shares outstanding	(C)	56,857	56,300	54,703
Effect of dilutive potential common shares:
Common stock equivalents		762	908	998
Convertible preferred stock, if dilutive		—	—	985
Total dilutive potential common shares		762	908	1,983
Weighted average common shares and effect of dilutive potential common shares	(D)	57,619	57,208	56,686
Net income per common share:
Basic	(A/C)	$6.11	$5.95	$4.53
Diluted	(B/D)	6.03	5.86	4.40

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants, the Company’s convertible preferred stock and shares to be issued under the ESPP and the DDFS Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share. For diluted earnings per share, net income applicable to common shares can be affected by the conversion of any convertible preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is not adjusted by the associated preferred dividends.

(27) Quarterly Financial Summary (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2019 and 2018:

	2019 Quarters				2018 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$333,970	$346,814	$354,627	$349,731	$261,205	$284,047	$304,962	$320,596
Interest expense	71,984	80,612	89,775	87,852	36,123	45,877	57,399	66,508
Net interest income	261,986	266,202	264,852	261,879	225,082	238,170	247,563	254,088
Provision for credit losses	10,624	24,580	10,834	7,826	8,346	5,043	11,042	10,401
Net interest income after provision for credit losses	251,362	241,622	254,018	254,053	216,736	233,127	236,521	243,687
Non-interest income, excluding net securities gains (losses)	80,293	97,294	114,427	111,633	86,030	95,221	99,840	77,957
Gains (losses) on investment securities, net	1,364	864	710	587	(351)	12	90	(2,649)
Non-interest expense	214,374	229,607	234,554	249,591	194,349	206,769	213,637	211,333
Income before taxes	118,645	110,173	134,601	116,682	108,066	121,591	122,814	107,662
Income tax expense	29,499	28,707	35,480	30,718	26,085	32,011	30,866	28,005
Net income	$89,146	$81,466	$99,121	$85,964	$81,981	$89,580	$91,948	$79,657
Preferred stock dividends	2,050	2,050	2,050	2,050	2,050	2,050	2,050	2,050
Net income applicable to common shares	$87,096	$79,416	$97,071	$83,914	$79,931	$87,530	$89,898	$77,607
Net income per common share:
Basic	$1.54	$1.40	$1.71	$1.46	$1.42	$1.55	$1.59	$1.38
Diluted	1.52	1.38	1.69	1.44	1.40	1.53	1.57	1.35
Cash dividends declared per common share	0.25	0.25	0.25	0.25	0.19	0.19	0.19	0.19

(28) Subsequent Events

On October 24, 2019, the Company authorized the repurchase of up to $125 million of outstanding shares of its common stock. In January and February 2020, the Company repurchased 576,469 shares of the Company's common stock in the open market at a cost of approximately $37.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2019, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2019, the Company's system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria. Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
Founder and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wintrust Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
February 28, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 28, 2020 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and is incorporated herein by reference.

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

The following table summarizes information as of December 31, 2019, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	85,000	—	—
WTFC 2007 Stock Incentive Plan	389,799	$41.64	—
WTFC 2015 Stock Incentive Plan	1,010,327	$11.97	3,032,594
WTFC Employee Stock Purchase Plan	—	—	183,200
WTFC Directors Deferred Fee and Stock Plan	—	—	337,539
	1,485,126	$19.07	3,553,333
Equity compensation plans not approved by security holders (1)
N/A	—	—	—
Total	1,485,126	$19.07	3,553,333

(1)
Excludes 95,892 shares of the Company's common stock issuable pursuant to the exercise of options granted under the plan of STC Bancshares Corporation. The weighted average exercise price of these options is $38.88. No additional awards will be made under this plan.

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Consolidated Statements of Condition as of December 31, 2019 and 2018

•	Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2	Financial Statement Schedules
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

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

4.3
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

4.6
Second Supplemental Indenture, dated June 6, 2019 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

176

4.7
Form of 4.850% Subordinated Notes due 2029 (incorporated by reference to Exhibit A in Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

10.1
Credit Agreement, dated as of September 18, 2018, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent and sole lead arranger (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

10.2
First Amendment, dated as of September 17, 2019, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2019).

10.3
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

10.5
Second Amending Agreement to the Receivables Purchase Agreement, dated September 9, 2016, by and among First Insurance Funding of Canada, Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.6
Third Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2017, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.7
Fourth Amending Agreement to the Receivables Purchase Agreement, dated June 29, 2018, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.8
Fifth Amending Agreement to the Receivables Purchase Agreement, dated as of February 15, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.9
Sixth Amending Agreement to the Receivables Purchase Agreement, dated as of May 27, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.10
Performance Guarantee, made as of December 16, 2014, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.11
Performance Guarantee Confirmation, made as of December 15, 2017, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.12
Performance Guarantee Confirmation, made as of June 28, 2018, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.13
Performance Guarantee Confirmation, made as of February 15, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

177

10.14
Performance Guarantee Confirmation, made as of May 27, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.15
Fee Letter, dated May 27, 2019, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.16
Junior Subordinated Indenture, dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.17
Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.18
Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.19
Indenture, dated as of September 1, 2006, between the Company and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.20
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

10.21
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

10.25
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.26
Employment Agreement, dated August 11, 2008, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.27
First Amendment to Employment Agreement, dated November 30, 2010, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.28	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.29
First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

178

10.30
Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.31
Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.32
Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.33
Wintrust Financial Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).*

10.34
Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.35
Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.36
Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.37
Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.38
Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.39
Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.40
Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.41
Form of Performance Award Agreement - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.42
Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.43
Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.44
Form of Performance Award Agreement - Cash Settled/Share Settled under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).*

10.45
Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

179

10.46
Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.47
Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).*

10.48
Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.49
Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.50
Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.51	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.52	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

180

ITEM 16. FORM 10-K SUMMARY

None.

181

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 28, 2020	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, Founder and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Chairman of the Board of Directors	February 28, 2020

/s/ EDWARD J. WEHMER Edward J. Wehmer	Founder, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020

/s/ PETER D. CRIST Peter D. Crist	Director	February 28, 2020

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 28, 2020

/s/ WILLIAM J. DOYLE William J. Doyle	Director	February 28, 2020

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 28, 2020

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 28, 2020

/s/ DEBORAH L. HALL LEFEVRE Deborah L. Hall Lefevre	Director	February 28, 2020

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	February 28, 2020

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	February 28, 2020

/s/ GARY D. “JOE” SWEENEY Gary D. “Joe” Sweeney	Director	February 28, 2020

/s/ KARIN GUSTAFSON TEGLIA Karin Gustafson Teglia	Director	February 28, 2020

182