Form 10-Q
period 2020-03-31
WINTRUST FINANCIAL CORP
filed 2020-05-05
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Common Stock — no par value, 57,569,421 shares, as of April 30, 2020

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2020	December 31, 2019	March 31, 2019
Assets
Cash and due from banks	$349,118	$286,167	$270,765
Federal funds sold and securities purchased under resale agreements	309	309	58
Interest bearing deposits with banks	1,943,743	2,164,560	1,609,852
Available-for-sale securities, at fair value	3,570,959	3,106,214	2,185,782
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $70 at March 31, 2020 ($879.2 million, $1.1 billion and $1.0 billion fair value at March 31, 2020, December 31, 2019 and March 31, 2019 respectively)	865,376	1,134,400	1,051,542
Trading account securities	2,257	1,068	559
Equity securities with readily determinable fair value	47,310	50,840	47,653
Federal Home Loan Bank and Federal Reserve Bank stock	134,546	100,739	89,013
Brokerage customer receivables	16,293	16,573	14,219
Mortgage loans held-for-sale, at fair value	656,934	377,313	248,557
Loans, net of unearned income	27,807,321	26,800,290	24,214,629
Allowance for loan losses	(216,050)	(156,828)	(158,212)
Net loans	27,591,271	26,643,462	24,056,417
Premises and equipment, net	764,583	754,328	676,037
Lease investments, net	207,147	231,192	224,240
Accrued interest receivable and other assets	1,460,168	1,061,141	888,492
Trade date securities receivable	502,207	—	375,211
Goodwill	643,441	645,220	573,658
Other intangible assets	44,185	47,057	46,566
Total assets	$38,799,847	$36,620,583	$32,358,621
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$7,556,755	$7,216,758	$6,353,456
Interest bearing	23,904,905	22,890,380	20,451,286
Total deposits	31,461,660	30,107,138	26,804,742
Federal Home Loan Bank advances	1,174,894	674,870	576,353
Other borrowings	487,503	418,174	372,194
Subordinated notes	436,179	436,095	139,235
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,285,652	1,039,490	840,559
Total liabilities	35,099,454	32,929,333	28,986,649
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized at March 31, 2020, December 31, 2019 and March 31, 2019; Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at March 31, 2020, December 31, 2019 and March 31, 2019	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2020, December 31, 2019 and March 31, 2019; 58,266,136 shares issued at March 31, 2020, 57,950,803 shares issued at December 31, 2019 and 56,765,450 shares issued at March 31, 2019	58,266	57,951	56,765
Surplus	1,652,063	1,650,278	1,565,185
Treasury stock, at cost, 720,784 shares at March 31, 2020, 128,912 shares at December 31, 2019, and 126,482 shares at March 31, 2019	(44,891)	(6,931)	(6,650)
Retained earnings	1,917,558	1,899,630	1,682,016
Accumulated other comprehensive loss	(7,603)	(34,678)	(50,344)
Total shareholders’ equity	3,700,393	3,691,250	3,371,972
Total liabilities and shareholders’ equity	$38,799,847	$36,620,583	$32,358,621
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31, 2020	March 31, 2019
Interest income
Interest and fees on loans	$301,839	$296,987
Mortgage loans held-for-sale	3,165	2,209
Interest bearing deposits with banks	4,768	5,300
Federal funds sold and securities purchased under resale agreements	86	—
Investment securities	32,467	27,956
Trading account securities	7	8
Federal Home Loan Bank and Federal Reserve Bank stock	1,577	1,355
Brokerage customer receivables	158	155
Total interest income	344,067	333,970
Interest expense
Interest on deposits	67,435	60,976
Interest on Federal Home Loan Bank advances	3,360	2,450
Interest on other borrowings	3,546	3,633
Interest on subordinated notes	5,472	1,775
Interest on junior subordinated debentures	2,811	3,150
Total interest expense	82,624	71,984
Net interest income	261,443	261,986
Provision for credit losses	52,961	10,624
Net interest income after provision for credit losses	208,482	251,362
Non-interest income
Wealth management	25,941	23,977
Mortgage banking	48,326	18,158
Service charges on deposit accounts	11,265	8,848
(Losses) gains on investment securities, net	(4,359)	1,364
Fees from covered call options	2,292	1,784
Trading gains (losses), net	(451)	(171)
Operating lease income, net	11,984	10,796
Other	18,244	16,901
Total non-interest income	113,242	81,657
Non-interest expense
Salaries and employee benefits	136,762	125,723
Equipment	14,834	11,770
Operating lease equipment depreciation	9,260	8,319
Occupancy, net	17,547	16,245
Data processing	8,373	7,525
Advertising and marketing	10,862	9,858
Professional fees	6,721	5,556
Amortization of other intangible assets	2,863	2,942
FDIC insurance	4,135	3,576
OREO expense, net	(876)	632
Other	24,160	22,228
Total non-interest expense	234,641	214,374
Income before taxes	87,083	118,645
Income tax expense	24,271	29,499
Net income	$62,812	$89,146
Preferred stock dividends	2,050	2,050
Net income applicable to common shares	$60,762	$87,096
Net income per common share—Basic	$1.05	$1.54
Net income per common share—Diluted	$1.04	$1.52
Cash dividends declared per common share	$0.28	$0.25
Weighted average common shares outstanding	57,620	56,529
Dilutive potential common shares	575	699
Average common shares and dilutive common shares	58,195	57,228
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Net income	$62,812	$89,146
Unrealized gains on available-for-sale securities
Before tax	91,354	38,275
Tax effect	(24,347)	(10,319)
Net of tax	67,007	27,956
Reclassification of net gains (losses) on available-for-sale securities included in net income
Before tax	491	(67)
Tax effect	(132)	18
Net of tax	359	(49)
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	78	144
Tax effect	(21)	(41)
Net of tax	57	103
Net unrealized gains on available-for-sale securities	66,591	27,902
Unrealized losses on derivative instruments
Before tax	(38,693)	(4,996)
Tax effect	10,322	1,345
Net unrealized losses on derivative instruments	(28,371)	(3,651)
Foreign currency adjustment
Before tax	(14,333)	2,891
Tax effect	3,188	(614)
Net foreign currency adjustment	(11,145)	2,277
Total other comprehensive income	27,075	26,528
Comprehensive income	$89,887	$115,674
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2019	$125,000	$56,518	$1,557,984	$(5,634)	$1,610,574	$(76,872)	$3,267,570
Cumulative effect adjustment from the adoption of ASU 2017-08	—	—	—	—	(1,531)	—	(1,531)
Net income	—	—	—	—	89,146	—	89,146
Other comprehensive income, net of tax	—	—	—	—	—	26,528	26,528
Cash dividends declared on common stock, $0.25 per share	—	—	—	—	(14,123)	—	(14,123)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	3,318	—	—	—	3,318
Common stock issued for:
Exercise of stock options and warrants	—	79	2,864	(575)	—	—	2,368
Restricted stock awards	—	139	(139)	(441)	—	—	(441)
Employee stock purchase plan	—	11	672	—	—	—	683
Director compensation plan	—	18	486	—	—	—	504
Balance at March 31, 2019	$125,000	$56,765	$1,565,185	$(6,650)	$1,682,016	$(50,344)	$3,371,972

Balance at January 1, 2020	$125,000	$57,951	$1,650,278	$(6,931)	$1,899,630	$(34,678)	$3,691,250
Cumulative effect adjustment from the adoption of ASU 2016-13, net of tax	—	—	—	—	(26,717)	—	(26,717)
Net income	—	—	—	—	62,812	—	62,812
Other comprehensive income, net of tax	—	—	—	—	—	27,075	27,075
Cash dividends declared on common stock, $0.28 per share	—	—	—	—	(16,117)	—	(16,117)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Common stock repurchases	—	—	—	(37,116)	—	—	(37,116)
Stock-based compensation	—	—	(2,819)	—	—	—	(2,819)
Common stock issued for:
Exercise of stock options and warrants	—	95	3,543	(92)	—	—	3,546
Restricted stock awards	—	190	(190)	(752)	—	—	(752)
Employee stock purchase plan	—	10	699	—	—	—	709
Director compensation plan	—	20	552	—	—	—	572
Balance at March 31, 2020	$125,000	$58,266	$1,652,063	$(44,891)	$1,917,558	$(7,603)	$3,700,393
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Operating Activities:
Net income	$62,812	$89,146
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Provision for credit losses	52,961	10,624
Depreciation, amortization and accretion, net	23,376	21,197
Stock-based compensation expense	(2,819)	3,318
Net amortization of premium on securities	1,762	1,367
Accretion of discount on loans	(10,730)	(5,162)
Mortgage servicing rights fair value change, net	16,873	10,741
Originations and purchases of mortgage loans held-for-sale	(1,216,101)	(678,464)
Proceeds from sales of mortgage loans held-for-sale	961,842	705,785
Bank owned life insurance ("BOLI") loss (income)	1,284	(1,591)
(Increase) decrease in trading securities, net	(1,189)	1,133
Net decrease (increase) in brokerage customer receivables	280	(1,610)
Gains on mortgage loans sold	(51,134)	(18,388)
Losses (gains) on investment securities, net	4,359	(1,364)
Gains on sales of premises and equipment, net	(4)	(5)
Net (gains) losses on sales and fair value adjustments of other real estate owned	(1,001)	186
Increase in accrued interest receivable and other assets, net	(214,552)	(29,914)
Decrease in accrued interest payable and other liabilities, net	(7,829)	(19,314)
Net Cash (Used for) Provided by Operating Activities	(379,810)	87,685
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	162,333	168,575
Proceeds from maturities and calls of held-to-maturity securities	393,148	45,173
Proceeds from sales of available-for-sale securities	491	263,456
Proceeds from sales of equity securities with readily determinable fair value	30	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	288	220
Purchases of available-for-sale securities	(1,039,817)	(566,376)
Purchases of held-to-maturity securities	(124,575)	(31,643)
Purchases of equity securities with readily determinable fair value	(46)	(11,505)
Purchases of equity securities without readily determinable fair value	(893)	(623)
(Purchases) redemption of Federal Home Loan Bank and Federal Reserve Bank stock, net	(33,807)	2,341
(Purchases) distributions from investments in partnerships, net	(355)	363
Proceeds from sales of other real estate owned	4,793	2,758
Net decrease (increase) in interest bearing deposits with banks	216,944	(510,517)
Net increase in loans	(1,006,031)	(380,214)
Purchases of premises and equipment, net	(21,385)	(13,608)
Net Cash Used for Investing Activities	(1,448,882)	(1,031,600)
Financing Activities:
Increase in deposit accounts	1,354,778	710,061
Increase (decrease) in other borrowings, net	88,073	(24,463)
Increase in Federal Home Loan Bank advances, net	500,000	149,999
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	4,919	4,130
Common stock repurchases authorized	(37,041)	—
Common stock repurchases for tax withholdings related to stock-based compensation	(919)	(1,016)
Dividends paid	(18,167)	(16,173)
Net Cash Provided by Financing Activities	1,891,643	822,538
Net Increase (Decrease) in Cash and Cash Equivalents	62,951	(121,377)
Cash and Cash Equivalents at Beginning of Period	286,476	392,200
Cash and Cash Equivalents at End of Period	$349,427	$270,823
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

The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company's significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the 2019 Form 10-K, some of which were superseded by the Company's adoption of certain accounting standards as of January 1, 2020. For further discussion of the Company's adoption of such accounting standards as of January 1, 2020, see Note 2 - Recent Accounting Developments.

(2) Recent Accounting Developments

Allowance for Credit Losses

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining lifetime credit loss estimates. This impacts the calculation of an allowance for credit losses for all financial assets measured under the amortized cost basis, including held-to-maturity debt securities and purchased credit deteriorated ("PCD") assets at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities.

The FASB has continued to issue various updates to clarify and improve specific areas of ASU No. 2016-13. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” to clarify the implementation guidance within ASU No. 2016-13 surrounding narrow aspects of Topic 326, including the impact of the guidance on operating lease receivables. In May 2019, FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," allowing for the irrevocable election of the fair value option for certain financial assets, on an instrument-by-instrument basis, within the scope previously measured at amortized cost basis. In February 2020, the FASB issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02”, which adds and amends SEC Staff Guidance paragraphs within these Topics in the Codification to reflect the issuance of SEC Staff Accounting Bulletin (SAB) No. 119, which includes the SEC's general statement on measuring current expected credit losses, and information on developing, reporting, and validating a systematic methodology. ASU No. 2020-02 was effective upon issuance.

The Company adopted ASU No. 2016-13 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2020. Guidance was adopted under a modified retrospective approach and the Company recognized a cumulative-effect adjustment to the allowance for credit losses of $47.4 million representing current expected credit losses on financial instruments. Of this amount, $33.2 million was recorded to the allowance for unfunded commitment losses within accrued interest and other liabilities and $74,000 was recorded to the allowance for held-to-maturity securities losses presented as a reduction to the carrying balance of held-to-maturity debt securities, both on the Company's Consolidated Statements of Condition, with an offsetting amount recorded directly to retained earnings, net of taxes. The remaining $14.2 million cumulative effect adjustment was recorded to the allowance for loan losses, presented separately on the Company's Consolidated Statements of Condition. Of the amount recorded to the allowance for loan losses, $11.0 million related to PCD loans with such offsetting amount added directly to the carrying balance of the loans and the remaining $3.2 million not related to PCD loans recorded directly to retained earnings, net of taxes, on the Company's Consolidated Statements of Condition.

Further, as noted above, certain accounting policy elections are available under the new rules. The Company utilized the following approach to such elections:

•
The Company elected to not measure an allowance for credit losses on accrued interest as such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income.

•
The Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $116.4 million at March 31, 2020.

•
The Company elected to estimate expected credit losses by measuring the face amount or unpaid principal balance component of the amortized cost basis of a financial asset separately from other components such as premiums, discount and deferred fees and costs.

•
The Company elected to not maintain current accounting policies for existing purchase credit impaired ("PCI") financial assets. Upon adoption, such assets were considered PCD assets and measured accordingly under the new rules.

See Note 7 - Allowance for Credit Losses for further information on the Company’s current expected credit losses methodology.

CARES Act

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act" or the "Act"), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP.

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current troubled debt restructuring ("TDR") accounting guidance under Accounting Standards Codification ("ASC") 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for credit losses on its loan portfolio.

The Act also provides financial institutions with the option to defer adoption of ASU No. 2016-13 until the earlier of the date the COVID-19 national emergency comes to an end or December 31, 2020. The Company did not elect to defer adoption and elected to adopt ASU No. 2016-13 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2020.

The business tax provisions of the Act include temporary changes to income and non-income based tax laws, including immediate recovery of qualified improvement property costs and acceleration of Alternative Minimum Tax ("AMT") credits. These provisions are not expected to have a material impact on the Company's deferred taxes.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Investment Securities

In January 2020, the FASB issued ASU No. 2020-01, “Clarifying the Interactions Between Investments-Equity Securities (ASC Topic 321), Investments-Equity Method and Joint Ventures (ASC Topic 323), and Derivatives and Hedging (ASC Topic 815),” to which amends ASC 323, Investments-Equity Method & Joint Ventures to clarify that an entity should consider observable transactions that require it to either apply or discontinue using the equity method of accounting for purposes of applying the measurement alternative in accordance with ASC 321, Investments-Equity Securities, immediately before applying or discontinuing the equity method under ASC 323.

The guidance also amends ASC 815, Derivatives & Hedging, to clarify that, when determining the accounting for certain non-derivative forward contracts and purchased options, an entity should not consider how to account for the resulting investments upon eventual settlement or exercise, and that an entity should evaluate the remaining characteristics in accordance with ASC 815 to determine the accounting for those forward contracts and purchased options.

This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and is to be applied under a prospective approach. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” to clarify and improve various aspects of financial instruments guidance, including amending ASC 326, Financial Instruments-Credit Losses, to align the contractual term used to measure expected credit losses for a lease to be consistent with the lease term determined under ASC 842, Leases, and amending ASC 860, Transfers and Servicing, to clarify that, when an entity regains control of financial assets previously sold, an allowance for credit losses should be recognized in accordance with ASC 326.

The guidance also amends ASC 820, Fair Value Measurement, to clarify the applicability of the portfolio exception to non-financial items accounted for as derivatives, and amends ASC 942, Financial Services, to clarify the applicability of certain disclosure requirements in ASC 320, Investments-Debt Securities, to depository and lending institutions. Amendments to clarify Codification sections relevant to the accounting for certain fees and costs related to exchanges or modifications of debt instruments within ASC 470, Debt, is also provided.

As the Company has already adopted the standards amended by this ASU, this guidance is effective upon issuance. Amendments to ASC 326 were applied under a modified retrospective approach through a cumulative-effect adjustment recognized by the Company directly to retained earnings on the Company's Consolidated Statements of Condition. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides temporary optional relief for contracts modified as a result of reference rate reform meeting certain modification criteria, generally allowing an entity to account for contract modifications occurring due to reference rate reform as an event that does not require contract remeasurement or reassessment of a previous accounting determination at the modification date. The guidance also includes temporary optional expedients intended to provide relief from various hedge effectiveness requirements for hedging relationships affected by reference rate reform, provided certain criteria are met, and allows a one-time election to sell or transfer to either available-for-sale or trading any held-to-maturity ("HTM") debt securities that refer to an interest rate affected by reference rate reform and were classified as HTM prior to January 1, 2020. This guidance is effective upon issuance and can be applied prospectively, with certain exceptions, through December 31, 2022. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

On May 24, 2019, the Company completed its acquisition of Rush-Oak Corporation ("ROC"). ROC was the parent company of Oak Bank. Through this business combination, the Company acquired Oak Bank's one banking location in Chicago, Illinois, as well as approximately $223.4 million in assets, including loans with a fair value of approximately $124.7 million, and deposits with a fair value of approximately $161.2 million. The Company recorded goodwill of $11.7 million on the acquisition.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$120,404	$1,266	$—	$121,670
U.S. Government agencies	362,969	5,674	—	368,643
Municipal	143,273	3,571	(235)	146,609
Corporate notes:
Financial issuers	111,718	90	(11,821)	99,987
Other	1,000	31	—	1,031
Mortgage-backed: (1)
Mortgage-backed securities	2,697,264	111,275	(4)	2,808,535
Collateralized mortgage obligations	24,077	416	(9)	24,484
Total available-for-sale securities	$3,460,705	$122,323	$(12,069)	$3,570,959
Held-to-maturity securities
U.S. Government agencies	$646,976	$5,996	$(4)	$652,968
Municipal	218,470	7,909	(155)	226,224
Total held-to-maturity securities	$865,446	$13,905	$(159)	$879,192
Less: Allowance for credit losses (2)	(70)
Held-to-maturity securities, net of allowance for credit losses	$865,376
Equity securities with readily determinable fair value	$48,060	$781	$(1,531)	$47,310

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$120,275	$813	$—	$121,088
U.S. Government agencies	365,639	3,557	(3,754)	365,442
Municipal	141,701	3,785	(168)	145,318
Corporate notes:
Financial issuers	97,051	761	(4,002)	93,810
Other	1,000	31	—	1,031
Mortgage-backed: (1)
Mortgage-backed securities	2,328,383	21,240	(3,013)	2,346,610
Collateralized mortgage obligations	32,775	280	(140)	32,915
Total available-for-sale securities	$3,086,824	$30,467	$(11,077)	$3,106,214
Held-to-maturity securities
U.S. Government agencies	$902,974	$2,159	$(5,460)	$899,673
Municipal	231,426	7,536	(239)	238,723
Total held-to-maturity securities	$1,134,400	$9,695	$(5,699)	$1,138,396
Equity securities with readily determinable fair value	$48,044	$3,511	$(715)	$50,840

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$126,236	$579	$(97)	$126,718
U.S. Government agencies	129,258	1,431	(2)	130,687
Municipal	132,870	3,701	(218)	136,353
Corporate notes:
Financial issuers	97,072	63	(4,802)	92,333
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,677,903	6,041	(27,662)	1,656,282
Collateralized mortgage obligations	42,514	293	(398)	42,409
Total available-for-sale securities	$2,206,853	$12,108	$(33,179)	$2,185,782
Held-to-maturity securities
U.S. Government agencies	$806,293	$1,945	$(14,580)	$793,658
Municipal	245,249	3,669	(881)	248,037
Total held-to-maturity securities	$1,051,542	$5,614	$(15,461)	$1,041,695
Equity securities with readily determinable fair value	$45,915	$2,708	$(970)	$47,653

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

(2)
As of January 1, 2020, the Company adopted ASU 2016-13 related to credit losses on financial assets held at amortized cost. As a result of such adoption, the Company measured an allowance for credit losses related to lifetime expected credit losses on held-to-maturity investment securities.

Equity securities without readily determinable fair values totaled $29.1 million as of March 31, 2020. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company recorded $393,000 of upward adjustments and no downward adjustments on such securities in the first quarter of 2020 related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change requiring adjustment to its carrying amount. During the three months ended March 31, 2020, the Company recorded $1.7 million of impairment of equity securities without readily determinable fair values. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	—	—	—	—
Municipal	39,637	(207)	1,006	(28)	40,643	(235)
Corporate notes:
Financial issuers	35,154	(1,518)	56,681	(10,303)	91,835	(11,821)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	1,007	(4)	—	—	1,007	(4)
Collateralized mortgage obligations	1,046	(9)	—	—	1,046	(9)
Total available-for-sale securities	$76,844	$(1,738)	$57,687	$(10,331)	$134,531	$(12,069)

The Company conducts a regular assessment of its investment securities to determine whether securities are experiencing credit losses considering, among other factors, the nature of the securities, credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows, market conditions and the Company’s ability to hold the securities through the anticipated recovery period.

The Company does not consider available-for-sale securities with unrealized losses at March 31, 2020 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes.

See Note 7—Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at March 31, 2020.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Realized gains on investment securities	$496	$17
Realized losses on investment securities	(5)	(84)
Net realized gains on investment securities	491	$(67)
Unrealized gains on equity securities with readily determinable fair value	—	1,431
Unrealized losses on equity securities with readily determinable fair value	(3,546)	—
Net unrealized (losses) gains on equity securities with readily determinable fair value	(3,546)	1,431
Upward adjustments of equity securities without readily determinable fair values	393	—
Downward adjustments of equity securities without readily determinable fair values	—	—
Impairment of equity securities without readily determinable fair values	(1,697)	—
Adjustment and impairment, net, of equity securities without readily determinable fair values	(1,304)	—
Other than temporary impairment charges (1)	—	—
(Losses) gains on investment securities, net	$(4,359)	$1,364
Proceeds from sales of available-for-sale securities(2)	$491	$263,456
Proceeds from sales of equity securities with readily determinable fair value	30	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	288	220

(1)	Applicable to periods prior to the adoption of ASU 2016-13.

(2)	Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2020, December 31, 2019 and March 31, 2019, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$186,538	$187,789	$183,996	$185,035	$68,996	$69,060
Due in one to five years	70,812	71,825	62,679	64,064	171,058	172,673
Due in five to ten years	174,262	164,479	186,683	184,666	116,901	113,825
Due after ten years	307,752	313,847	292,308	292,924	129,481	131,533
Mortgage-backed	2,721,341	2,833,019	2,361,158	2,379,525	1,720,417	1,698,691
Total available-for-sale securities	$3,460,705	$3,570,959	$3,086,824	$3,106,214	$2,206,853	$2,185,782
Held-to-maturity securities
Due in one year or less	$5,310	$5,333	$6,061	$6,074	$9,134	$9,112
Due in one to five years	23,801	24,158	28,697	28,986	27,477	27,539
Due in five to ten years	143,783	148,746	213,104	216,957	301,971	302,066
Due after ten years	692,552	700,955	886,538	886,379	712,960	702,978
Total held-to-maturity securities	$865,446	$879,192	$1,134,400	$1,138,396	$1,051,542	$1,041,695
Less: Allowance for credit losses(1)	(70)
Held-to-maturity securities, net of allowance for credit losses	$865,376

(1)
As of January 1, 2020, the Company adopted ASU 2016-13 related to credit losses on financial assets held at amortized cost. As a result of such adoption, the Company measured an allowance for credit losses in the three months ended March 31, 2020 related to lifetime expected credit losses on held-to-maturity investment securities.

Securities having a fair value of $1.5 billion at March 31, 2020 as well as securities having a fair value of $1.7 billion and $1.7 billion at December 31, 2019 and March 31, 2019, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At March 31, 2020, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2020	2019	2019
Balance:
Commercial	$9,025,886	$8,285,920	$7,994,191
Commercial real estate	8,185,531	8,020,276	6,973,505
Home equity	494,655	513,066	528,448
Residential real estate	1,377,389	1,354,221	1,053,524
Premium finance receivables
Commercial insurance	3,465,055	3,442,027	2,988,788
Life insurance	5,221,639	5,074,602	4,555,369
Consumer and other	37,166	110,178	120,804
Total loans, net of unearned income	$27,807,321	$26,800,290	$24,214,629
Mix:
Commercial	32%	31%	33%
Commercial real estate	29	30	29
Home equity	2	2	2
Residential real estate	5	5	4
Premium finance receivables
Commercial insurance	13	13	12
Life insurance	19	19	19
Consumer and other	0	0	1
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $115.2 million at March 31, 2020, $118.4 million at December 31, 2019 and $110.0 million at March 31, 2019.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $11.1 million at March 31, 2020, $9.1 million at December 31, 2019 and $6.4 million at March 31, 2019. Prior to January 1, 2020, PCI loans were recorded net of credit discounts. See “PCI Loans” below.

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

PCI Loans

Prior to January 1, 2020, PCI loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. Measurement of any allowance for loan losses on these loans were offset by the remaining discount related to the pool. Changes in expected cash flows would vary from period to period as the Company periodically updated its cash flow model assumptions for PCI loans. The factors that most significantly affect the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, included changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions and loss estimates. As a result of the implementation of CECL, beginning in the first quarter of 2020, PCI loans transitioned to a classification of PCD, which no longer maintains the prior pools and related accounting concepts. The following tables present the required disclosures for PCI loans before the adoption of CECL.

Acquired Loan Information at Acquisition—PCI Loans

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	December 31, 2019
(In thousands)	Unpaid Principal Balance	Carrying Value

PCI loans	$455,784	$425,372

Accretable Yield Activity - PCI Loans

The following table provides activity for the accretable yield of PCI loans as of March 31, 2019:

Three Months Ended
(In thousands)	March 31, 2019
Accretable yield, beginning balance	$34,876
Accretable yield amortized to interest income	(3,829)
Reclassification from non-accretable difference (1)	1,574
Increases in interest cash flows due to payments and changes in interest rates	1,471
Accretable yield, ending balance	$34,092

(1)	Reclassification is the result of subsequent increases in expected principal cash flows.

Accretion to interest income accounted for under ASC 310-30 totaled $3.8 million in the first quarter of 2019.

(7) Allowance for Credit Losses

In accordance with ASC 326, the Company is required to measure the allowance for credit losses of financial assets with similar risk characteristics on a collective or pooled basis. In considering the segmentation of financial assets measured at amortized cost into pools, the Company considered various risk characteristics in its analysis. Generally, the segmentation utilized represents the level at which the Company develops and documents its systematic methodology to determine the allowance for credit losses for the financial asset held at amortized cost, specifically the Company's loan portfolio and debt securities classified as held-to-maturity. Below is a summary of the Company's loan portfolio segments and major debt security types:

Commercial loans: The Company makes commercial loans for many purposes, including working capital lines and leasing arrangements, that are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Underlying collateral includes receivables, inventory, enterprise value and the assets of the business . Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. This portfolio includes a range of industries, including manufacturing, restaurants, franchise, professional services, equipment finance and leasing, mortgage warehouse lending and industrial.

Commercial real estate loans, including construction and development, and non-construction: The Company's commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the underlying property. Since most of the Company's bank branches are located in the Chicago metropolitan area and southern Wisconsin, a significant portion of the

Company's commercial real estate loan portfolio is located in this region. As the risks and circumstances of such loans in construction phase vary from that of non-construction commercial real estate loans, the Company assessed the allowance for credit losses separately for these two segments.

Home equity loans: The Company's home equity loans and lines of credit are primarily originated by each of the bank subsidiaries in their local markets where there is a strong understanding of the underlying real estate value. The Company's banks monitor and manage these loans, and conduct an automated review of all home equity loans and lines of credit at least twice per year. The banks subsidiaries use this information to manage loans that may be higher risk and to determine whether to obtain additional credit information or updated property valuations. In a limited number of cases, the Company may issue home equity credit together with first mortgage financing, and requests for such financing are evaluated on a combined basis.

Residential real estate loans: The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. The Company's adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. The Company believes that since this loan portfolio consists primarily of locally originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company faces a relatively low risk of borrower default and delinquency. It is not the Company's current practice to underwrite, and there are no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans.

Premium finance receivables: The Company makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are indirectly originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. The Company performs ongoing credit and other reviews of the agents and brokers to mitigate against the risk of fraud.

The Company also originates life insurance premium finance receivables. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, the Company may make a loan that has a partially unsecured position.

Consumer and other loans: Included in the consumer and other loan category is a wide variety of personal and consumer loans to individuals. The Company originates consumer loans in order to provide a wider range of financial services to their customers. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans due to the type and nature of the collateral.

U.S. government agency securities: This security type includes debt obligations of certain government-sponsored entities of the U.S. government such as the Federal Home Loan Bank, Federal Agricultural Mortgage Corporation, Federal Farm Credit Banks Funding Corporation and Fannie Mae. Such securities often contain an explicit or implicit guarantee of the U.S. government.

Municipal securities: The Company's municipal securities portfolio include bond issues for various municipal government entities located throughout the United States, including the Chicago metropolitan area and southern Wisconsin, some of which are privately placed and non-rated. Though the risk of loss is typically low, including within the Company, default history exists on municipal securities within the United States.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at March 31, 2020, December 31, 2019 and March 31, 2019. For periods prior to January 1, 2020, PCI loans are disclosed in segmentation consistent with that discussed above for comparative purposes. For accounting purposes, including recognition of interest income, PCI loans were aggregated into pools by common risk characteristics separate from non-acquired loans. As a result of the implementation of ASU 2016-13, beginning in the first quarter of 2020, PCI loans transitioned to a classification of purchased financial assets with credit deterioration ("PCD"), which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loans is considered at the individual asset level following the Company's accrual policies, instead of based upon the entire pool of loans. As a result, such PCD loans are included within nonaccrual status, if applicable.

As of March 31, 2020		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$49,916	$1,241	$8,873	$86,129	$8,879,727	$9,025,886
Commercial real estate
Construction and development	7,422	147	1,859	16,938	1,274,987	1,301,353
Non-construction	55,408	369	8,353	58,130	6,761,918	6,884,178
Home equity	7,243	—	214	2,096	485,102	494,655
Residential real estate	18,965	605	345	28,983	1,328,491	1,377,389
Premium finance receivables
Commercial insurance loans	21,058	16,505	10,327	32,811	3,384,354	3,465,055
Life insurance loans	—	—	2,403	37,374	5,181,862	5,221,639
Consumer and other	403	78	625	207	35,853	37,166
Total loans, net of unearned income	$160,415	$18,945	$32,999	$262,668	$27,332,294	$27,807,321

As of December 31, 2019		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:(1)
Commercial
Commercial, industrial and other	$37,224	$1,855	$3,275	$77,324	$8,166,242	$8,285,920
Commercial real estate
Construction and development	2,112	3,514	5,292	48,964	1,223,567	1,283,449
Non-construction	24,001	11,432	26,254	48,603	6,626,537	6,736,827
Home equity	7,363	—	454	3,533	501,716	513,066
Residential real estate	13,797	5,771	3,089	18,041	1,313,523	1,354,221
Premium finance receivables
Commercial insurance loans	20,590	11,517	12,119	18,783	3,379,018	3,442,027
Life insurance loans	590	—	—	32,559	5,041,453	5,074,602
Consumer and other	231	287	40	344	109,276	110,178
Total loans, net of unearned income	$105,908	$34,376	$50,523	$248,151	$26,361,332	$26,800,290

As of March 31, 2019		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:(1)
Commercial
Commercial, industrial and other	$55,792	$2,499	$1,787	$49,700	$7,884,413	$7,994,191
Commercial real estate
Construction and development	1,084	621	496	7,879	946,614	956,694
Non-construction	14,849	3,644	5,116	46,993	5,946,209	6,016,811
Home equity	7,885	—	810	4,315	515,438	528,448
Residential real estate	15,879	1,481	509	11,112	1,024,543	1,053,524
Premium finance receivables
Commercial insurance loans	14,797	6,558	5,628	20,767	2,941,038	2,988,788
Life insurance loans	—	168	4,788	35,046	4,515,367	4,555,369
Consumer and other	326	280	47	350	119,801	120,804
Total loans, net of unearned income	$110,612	$15,251	$19,181	$176,162	$23,893,423	$24,214,629

(1)
Includes PCD loans and, for periods prior to the adoption of ASU 2016-13, PCI loans. PCI loans represented loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings disclosed in comparative periods are based upon contractually required payments. As a result of the adoption of ASU 2016-13, the Company transitioned all previously classified PCI loans to PCD loans effective January 1, 2020.

Credit Quality Indicators

Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represents factors used by the Company when measuring the allowance for credit losses. The following discusses the Company's credit quality indicators by financial asset.

Loan portfolios

The Company's ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which credit management personnel assign a credit risk rating (1 to 10 rating) to each loan at the time of origination and review loans on a regular basis. These credit risk ratings are also an important aspect of the Company's allowance for credit losses measurement methodology. The credit risk rating structure and classifications are shown below:

Pass (risk rating 1 to 5): Based on various factors (liquidity, leverage, etc.), the Company believes asset quality is acceptable and is deemed to not require additional monitoring by the Company.

Special mention (risk rating 6): Assets in this category are currently protected, potentially weak, but not to the point of substandard classification. Loss potential is moderate if corrective action is not taken.

Substandard accrual (risk rating 7): Assets in this category have well defined weaknesses that jeopardize the liquidation of the debt. Loss potential is distinct but with no discernible impairment.

Substandard nonaccrual/doubtful (risk rating 8 and 9): Assets have all the weaknesses in those classified “substandard accrual” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, improbable.

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

The Company’s Problem Loan Reporting system includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible and, as a result, no longer share similar risk characteristics as its related pool. If that is the case, the individual loan is considered collateral dependent loan and individually assessed for an allowance for credit loss. The Company’s individual assessment utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions.

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status or a charge-off. If the Company determines that a loan amount or portion thereof is uncollectible the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at March 31, 2020:

As of March 31, 2020	Year of Origination							Revolving	Total
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$618,352	$1,562,959	$1,203,626	$798,697	$488,105	$601,508	$3,145,103	$11,952	$8,430,302
Special mention	22,183	37,476	55,148	30,076	6,700	27,144	121,137	433	300,297
Substandard accrual	4,548	37,744	46,576	46,417	5,332	29,650	74,665	439	245,371
Substandard nonaccrual/doubtful	432	3,752	16,200	6,416	6,941	11,626	4,260	289	49,916
Total commercial, industrial and other	$645,515	$1,641,931	$1,321,550	$881,606	$507,078	$669,928	$3,345,165	$13,113	$9,025,886
Construction and development
Pass	$63,190	$403,322	$330,219	$212,686	$89,499	$76,101	$11,972	$—	$1,186,989
Special mention	—	16,294	55,734	10,590	—	5,975	—	—	88,593
Substandard accrual	—	3,076	6,467	1,561	4,022	3,223	—	—	18,349
Substandard nonaccrual/doubtful	—	—	321	3,091	1,072	2,938	—	—	7,422
Total construction and development	$63,190	$422,692	$392,741	$227,928	$94,593	$88,237	$11,972	$—	$1,301,353
Non-construction
Pass	$366,096	$1,164,916	$1,045,948	$905,495	$813,990	$2,078,191	$171,039	$6,111	$6,551,786
Special mention	—	23,738	27,198	33,401	31,072	71,686	8,494	121	195,710
Substandard accrual	—	6,414	1,531	1,195	14,099	57,848	187	—	81,274
Substandard nonaccrual/doubtful	—	1,130	2,488	3,016	10,955	37,819	—	—	55,408
Total non-construction	$366,096	$1,196,198	$1,077,165	$943,107	$870,116	$2,245,544	$179,720	$6,232	$6,884,178
Home equity
Pass	$—	$521	$1,722	$1,072	$727	$9,306	$444,235	$—	$457,583
Special mention	—	89	248	970	—	5,313	7,359	571	14,550
Substandard accrual	—	—	136	—	322	11,765	2,866	190	15,279
Substandard nonaccrual/doubtful	—	57	200	29	247	5,163	1,547	—	7,243
Total home equity	$—	$667	$2,306	$2,071	$1,296	$31,547	$456,007	$761	$494,655
Residential real estate
Pass	$62,874	$445,862	$185,226	$181,659	$146,159	$298,502	$—	$—	$1,320,282
Special mention	—	1,432	2,815	3,950	3,094	10,665	—	—	21,956
Substandard accrual	—	495	919	2,980	5,830	5,962	—	—	16,186
Substandard nonaccrual/doubtful	—	212	615	3,102	2,255	12,781	—	—	18,965
Total residential real estate	$62,874	$448,001	$189,575	$191,691	$157,338	$327,910	$—	$—	$1,377,389
Premium finance receivables - commercial
Pass	$1,754,440	$1,668,244	$12,149	$1,282	$—	$—	$—	$—	$3,436,115
Special mention	6	2,027	11	—	—	—	—	—	2,044
Substandard accrual	62	5,515	261	—	—	—	—	—	5,838
Substandard nonaccrual/doubtful	98	18,137	2,812	11	—	—	—	—	21,058
Total premium finance receivables - commercial	$1,754,606	$1,693,923	$15,233	$1,293	$—	$—	$—	$—	$3,465,055
Premium finance receivables - life
Pass	$107,266	$475,143	$550,086	$569,225	$761,057	$2,758,272	$—	$—	$5,221,049
Special mention	—	—	—	590	—	—	—	—	590
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$107,266	$475,143	$550,086	$569,815	$761,057	$2,758,272	$—	$—	$5,221,639
Consumer and other
Pass	$1,129	$4,189	$2,515	$908	$691	$7,136	$19,297	$—	$35,865
Special mention	—	33	3	131	1	454	2	—	624
Substandard accrual	—	22	2	—	—	246	4	—	274
Substandard nonaccrual/doubtful	—	—	4	—	—	399	—	—	403
Total consumer and other	$1,129	$4,244	$2,524	$1,039	$692	$8,235	$19,303	$—	$37,166

Held-to-maturity debt securities

The Company conducts an assessment of its investment securities, including those classified as held-to-maturity, at the time of purchase and on at least an annual basis to ensure such investment securities remain within appropriate levels of risk and continue to perform satisfactorily in fulfilling its obligations. The Company considers, among other factors, the nature of the securities and credit ratings or financial condition of the issuer. If available, the Company obtains a credit rating for issuers from a Nationally Recognized Statistical Rating Organization (“NRSRO”) for consideration. If no such rating is available for an issuer, the Company performs an internal rating based on the scale utilized within the loan portfolio as discussed above. For purposes of the table below, the Company has converted any issuer rating from an NRSRO into the Company’s internal ratings based on Investment Policy and review by the Company’s management.

As of March 31, 2020	Year of Origination						Total
(In thousands)	2020	2019	2018	2017	2016	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$124,575	$397,534	$101,450	$—	$20,000	$3,417	$646,976
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$124,575	$397,534	$101,450	$—	$20,000	$3,417	$646,976
Municipal
1-4 internal grade	$—	$162	$7,631	$44,101	$10,218	$156,358	$218,470
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$162	$7,631	$44,101	$10,218	$156,358	$218,470
Total held-to-maturity securities							$865,446
Less: Allowance for credit losses							(70)
Held-to-maturity securities, net of allowance for credit losses							$865,376

Measurement of Allowance for Credit Losses

The Company's allowance for credit losses consists of the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity debt security losses. In accordance with ASC 326, the Company measures the allowance for credit losses at the time of origination or purchase of a financial asset, representing an estimate of lifetime expected credit losses on the related asset. When developing its estimate, the Company considers available information relevant to assessing the collectability of cash flows, from both internal and external sources. Historical credit loss experience is one input in the estimation process as well as inputs relevant to current conditions and reasonable and supportable forecasts. In considering past events, the Company considers the relevance, or lack thereof, of historical information due to changes in such things as financial asset underwriting or collection practices, or changes in portfolio mix due to changing business plans and strategies. In considering current conditions and forecasts, the Company considers both the current economic environment and the forecasted direction of the economic environment with emphasis on those factors deemed relevant to or driving changes in expected credit losses. As significant judgment is required, the review of the appropriateness of the allowance for credit losses is performed quarterly by various committees with participation by the Company's executive management.

	March 31,	December 31,	March 31,
(In thousands)	2020	2019	2019
Allowance for loan losses	$216,050	$156,828	$158,212
Allowance for unfunded lending-related commitments losses	37,362	1,633	1,410
Allowance for held-to-maturity securities losses	70	—	—
Allowance for credit losses	$253,482	$158,461	$159,622

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis. Reasonable and supportable forecasts consider the macro-economic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macro-economic scenario provided by a third-party and reviewed within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are only considered when either 1) the expected extension, renewal or modification is contained within the existing agreement and are not unconditionally cancelable, or 2) the expected extension, renewal or modification is reasonably expected to result in a troubled debt restructuring ("TDR"). The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

Assets that do not share similar risk characteristic with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including substandard nonaccrual assets and assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of March 31, 2020, substandard nonaccrual loans totaling $75.0 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Loans identified as being reasonably expected to be modified into TDRs in the future totaled $8.3 million as of March 31, 2020.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for three months ended March 31, 2020 and 2019 is as follows. Periods prior to January 1, 2020 are presented in accordance with accounting rules effective at that time.

Three months ended March 31, 2020		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$64,920	$68,511	$3,878	$9,800	$9,647	$1,705	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	9,039	32,064	9,061	3,002	(4,959)	(863)	47,344
Other adjustments	—	—	—	—	(73)	—	(73)
Charge-offs	(2,153)	(570)	(1,001)	(401)	(3,184)	(128)	(7,437)
Recoveries	384	263	294	60	1,110	41	2,152
Provision for credit losses	35,156	12,528	162	89	5,339	(309)	52,965
Allowance for credit losses at period end	$107,346	$112,796	$12,394	$12,550	$7,880	$446	$253,412
Individually measured	$12,524	$9,108	$290	$466	$—	$104	$22,492
Collectively measured	94,822	103,688	12,104	12,084	7,880	342	230,920
Loans at period end
Individually measured	$56,416	$80,873	$23,060	$27,854	$—	$537	$188,740
Collectively measured	8,969,470	8,104,658	471,595	1,207,268	8,686,694	36,629	27,476,314
Loans held at fair value	—	—	—	142,267	—	—	142,267

Three months ended March 31, 2019	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$67,826	$61,661	$8,507	$7,194	$7,715	$1,261	$154,164
Other adjustments	—	(24)	(7)	(7)	11	—	(27)
Charge-offs	(503)	(3,734)	(88)	(3)	(2,210)	(102)	(6,640)
Recoveries	318	480	62	29	556	56	1,501
Provision for credit losses	6,997	877	153	417	2,147	33	10,624
Allowance for credit losses at period end	$74,638	$59,260	$8,627	$7,630	$8,219	$1,248	$159,622
Individually measured	$11,858	$517	$796	$302	$—	$133	$13,606
Collectively measured	62,317	58,623	7,831	7,267	8,219	1,115	145,372
Loans acquired with deteriorated credit quality (1)	463	120	—	61	—	—	644
Loans at period end
Individually measured	$75,442	$30,300	$15,779	$22,464	$—	$376	$144,361
Collectively measured	7,893,419	6,832,544	512,669	921,204	7,378,387	117,753	23,655,976
Loans acquired with deteriorated credit quality (1)	25,330	110,661	—	8,785	165,770	2,675	313,221
Loans held at fair value	—	—	—	101,071	—	—	101,071

(1)
Prior to January 1, 2020, measurement of any allowance for loan losses on PCI loans were offset by the remaining discount related to the acquired pool. As a result of the adoption of ASU 2016-13, PCI loans transitioned to a classification of PCD. Measurement of any allowance for loan losses on PCD loans is no longer offset by the remaining discount.

At January 1, 2020, the Company adopted ASU 2016-13, which replaced the previous incurred loss methodology for measuring the allowance for credit losses with a lifetime expected loss methodology. At adoption, the allowance for credit losses related to loans and lending agreements increased approximately $47.3 million, including an increase of approximately $33.2 million recorded to the allowance for unfunded commitment losses within accrued interest and other liabilities on the Company's Consolidated Statements of Condition, with an offsetting amount recorded directly to retained earnings, net of taxes. The remaining $14.2 million cumulative effect adjustment was recorded to the allowance for loan losses, presented separately on the Company's Consolidated Statements of Condition. Of the amount recorded to the allowance for loan losses, $11.0 million related to PCD loans with such offsetting amount added directly to the carrying balance of the loans and the remaining $3.2 million not related to PCD loans recorded directly to retained earnings, net of taxes, on the Company's Consolidated Statements of Condition.

For the three months ended March 31, 2020, the Company recognized approximately $53.0 million of provision for credit losses related to loans and lending agreements, primarily as a result of changing economic conditions created by the COVID-19 pandemic and the impact on the Company's macro-economic forecasts of key model inputs (Baa corporate credit spreads, Commercial Real-Estate Price Index, gross domestic product, Dow Jones Total Stock Market Index). Such macro-economic forecast assumes an economic recovery in 2021. The Company also considered certain qualitative factors, including its low exposure to industries with highest risk factors and the impact of government-sponsored stimulus programs. Net charge-off in the first quarter of 2020 totaled $5.3 million.

Held-to-maturity debt securities

At January 1, 2020, the Company established an allowance for credit losses on its held-to-maturity debt securities totaling approximately $74,000, which is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. Such adjustment was recorded directly to the Company's retained earnings, net of taxes. For the three months ended March 31, 2020, the Company recognized an approximately $4,000 credit to provision for credit losses related to held-to-maturity securities.

TDRs

At March 31, 2020, the Company had $83.6 million in loans modified in TDRs. The $83.6 million in TDRs represents 263 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are individually assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at March 31, 2020 and approximately $7.8 million of reserve was present and appropriately reserved for through the Company’s reserving methodology in the Company’s allowance for credit losses.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At March 31, 2020, the Company had $1.7 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $10.6 million and $14.2 million at March 31, 2020 and 2019, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended March 31, 2020 and 2019, respectively, which represent TDRs:

Three months ended March 31, 2020 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$5,602	3	$4,316	—	$—	—	$—	1	$432
Commercial real estate
Non-construction	13	16,053	11	13,511	3	921	5	3,463	—	—
Residential real estate and other	20	2,142	12	1,890	5	786	—	—	—	—
Total loans	38	$23,797	26	$19,717	8	$1,707	5	$3,463	1	$432

Three months ended March 31, 2019 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	9	$18,930	2	$508	—	$—	7	$18,422	—	$—
Commercial real estate
Non-construction	1	302	—	—	—	—	1	302	—	—
Residential real estate and other	20	4,486	20	4,486	6	1,547	—	—	—	—
Total loans	30	$23,718	22	$4,994	6	$1,547	8	$18,724	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended March 31, 2020, 38 loans totaling $23.8 million were determined to be TDRs, compared to 30 loans totaling $23.7 million during the three months ended March 31, 2019. Of these loans extended at below market terms, the weighted average extension had a term of approximately eight months during the quarter ended March 31, 2020 compared to 12 months for the quarter ended March 31, 2019. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 173 basis points and 211 basis points during the three months ended March 31, 2020 and 2019, respectively. Interest-only payment terms were approximately 21 months and three months during the three months ended March 31, 2020 and 2019, respectively. Additionally, $453,000 of principal balances were forgiven in the first quarter of 2020.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended March 31, 2020 and 2019, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of March 31, 2020		Three Months Ended March 3,1 2020		As of March 31, 2019		Three Months Ended March 31, 2019
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	20	$13,013	8	$4,836	17	$37,801	3	$283
Commercial real estate
Non-construction	19	22,770	3	758	3	757	3	757
Residential real estate and other	145	17,863	11	2,510	74	13,411	9	1,759
Total loans	184	$53,646	22	$8,104	94	$51,969	15	$2,799

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(Dollars in thousands)	December 31, 2019	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2020
Community banking	$536,396	$—	$—	$—	$536,396
Specialty finance	39,451	—	—	(1,779)	37,672
Wealth management	69,373	—	—	—	69,373
Total	$645,220	$—	$—	$(1,779)	$643,441

The specialty finance unit's goodwill decreased $1.8 million in the first three months of 2020 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At October 1, 2019, the Company utilized a quantitative approach for its annual goodwill impairment test of the specialty finance and wealth management reporting units and determined that no impairment existed at that time. The Company utilized a qualitative approach as of October 1, 2019 for its annual goodwill impairment test of the community banking reporting unit and determined that it was not more likely than not that an impairment existed at that time. The Company previously performed a quantitative approach for its annual goodwill impairment test of the community banking reporting unit as of June 30, 2017.

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value for the specialty finance and wealth management units in the most recent quantitative analysis and sensitivities performed.

At the conclusion of the assessment of the specialty finance and wealth management reporting units, the Company determined that as of March 31, 2020 it was more likely than not that the fair value of both reporting units exceeded its respective carrying values. For the community banking unit, the Company utilized a quantitative approach as of March 31, 2020 to assess potential goodwill impairment and determined that no impairment existed at that time.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of March 31, 2020 is as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,447
Accumulated amortization	(28,024)	(26,326)	(31,022)
Net carrying amount	$27,182	$28,880	$24,425
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$32,982	$34,680	$30,225
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,956	$1,965	$1,961
Accumulated amortization	(1,574)	(1,552)	(1,468)
Net carrying amount	$382	$413	$493
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$20,430
Accumulated amortization	(9,609)	(8,466)	(4,582)
Net carrying amount	$10,821	$11,964	$15,848
Total intangible assets:
Gross carrying amount	$83,392	$83,401	$83,638
Accumulated amortization	(39,207)	(36,344)	(37,072)
Total intangible assets, net	$44,185	$47,057	$46,566

Estimated amortization
Actual in 3 months ended March 31, 2020	$2,863
Estimated remaining in 2020	8,155
Estimated—2021	7,692
Estimated—2022	6,135
Estimated—2023	4,670
Estimated—2024	3,263

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

Total amortization expense associated with finite-lived intangibles totaled approximately $2.9 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2020	2019
Balance at beginning of the period	$85,638	$75,183
Additions from loans sold with servicing retained	9,447	6,580
Estimate of changes in fair value due to:
Payoffs and paydowns	(7,024)	(1,997)
Changes in valuation inputs or assumptions	(14,557)	(8,744)
Fair value at end of the period	$73,504	$71,022
Unpaid principal balance of mortgage loans serviced for others	$8,314,634	$7,014,269

The Company recognizes MSR assets upon the sale of residential real estate loans to external third parties when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. The initial recognition of MSR assets from loans sold with servicing retained and subsequent changes in fair value of all MSRs are recognized in mortgage banking revenue. MSRs are subject to changes in value from actual and expected prepayment of the underlying loans. Starting in 2019, the Company periodically purchased options for the right to purchase securities not currently held within the banks' investment portfolios and entered into interest rate swaps in which the Company elected to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to MSRs. The Company did not specifically hedge the value of its MSRs during the first quarter of 2019. For more information regarding the hedges in 2020, see Note 15 - Derivative Financial Instruments in Item 1 of this report.

The MSR asset fair value is determined by using a discounted cash flow model that incorporates the objective characteristics of the portfolio as well as subjective valuation parameters that purchasers of servicing would apply to such portfolios sold into the secondary market. The subjective factors include loan prepayment speeds, discount rates, servicing costs and other economic factors. The Company uses a third party to assist in the valuation of MSRs.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Balance:
Non-interest bearing	$7,556,755	$7,216,758	$6,353,456
NOW and interest bearing demand deposits	3,181,159	3,093,159	2,948,576
Wealth management deposits	3,936,968	3,123,063	3,328,781
Money market	8,114,659	7,854,189	6,093,596
Savings	3,282,340	3,196,698	2,729,626
Time certificates of deposit	5,389,779	5,623,271	5,350,707
Total deposits	$31,461,660	$30,107,138	$26,804,742
Mix:
Non-interest bearing	24%	24%	24%
NOW and interest bearing demand deposits	10	10	11
Wealth management deposits	13	10	12
Money market	26	26	23
Savings	10	11	10
Time certificates of deposit	17	19	20
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC ("Wintrust Investments"), CDEC, trust and asset management customers of the Company and brokerage customers from unaffiliated companies.
(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019
FHLB advances	$1,174,894	$674,870	$576,353
Other borrowings:
Notes payable	167,746	123,090	139,119
Short-term borrowings	12,127	20,520	16,212
Other	66,266	46,447	47,394
Secured borrowings	241,364	228,117	169,469
Total other borrowings	487,503	418,174	372,194
Subordinated notes	436,179	436,095	139,235
Total FHLB advances, other borrowings and subordinated notes	$2,098,576	$1,529,139	$1,087,782

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At March 31,

2020, the Company had a notes payable balance of $117.7 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. At March 31, 2020, the Company had a $50.0 million outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.
Borrowings under the Credit Agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 50 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the federal funds rate plus 50 basis points, (b) the lender's prime rate, or (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points. Borrowings under the agreement that are considered “Eurodollar Rate Loans” bear interest at a rate equal to the sum of (1) 125 basis points (in the case of a borrowing under the Revolving Credit Facility) or 125 basis points (in the case of a borrowing under the Term Facility) plus (2) the LIBOR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.20% of the actual daily amount by which the lenders' commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2020, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $12.1 million at March 31, 2020 compared to $20.5 million at December 31, 2019 and $16.2 million at March 31, 2019. At March 31, 2020, December 31, 2019 and March 31, 2019, securities sold under repurchase agreements represent $12.1 million, $20.5 million and $16.2 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of March 31, 2020, the Company had pledged securities related to its customer balances in sweep accounts of $31.2 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of March 31, 2020 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$8,109
Collateralized mortgage obligations	2,481
Held-to-maturity securities pledged
U.S. Government agencies	20,572
Total collateral pledged	$31,162
Excess collateral	19,035
Securities sold under repurchase agreements	$12,127

Other Borrowings

Other borrowings at March 31, 2020 represent a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 ("Fixed-Rate Promissory Note") related to and secured by three office buildings owned by the Company. At March 31, 2020, the Fixed-Rate Promissory Note had a balance of $66.3 million compared to $46.4 million at December 31, 2019 and $47.4 million at March 31, 2019. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At March 31, 2020, the Company was in compliance with all such covenants. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025.

Secured Borrowings

Secured borrowings at March 31, 2020 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At March 31, 2020, the translated balance of the secured borrowing totaled $227.4 million compared to $215.5 million at December 31, 2019 and $157.2 million at March 31, 2019. Additionally, the interest rate under the Receivables Purchase Agreement at March 31, 2020 was 2.5544%. The remaining $14.0 million within secured borrowings at March 31, 2020 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At March 31, 2020, the Company had outstanding subordinated notes totaling $436.2 million compared to $436.1 million and $139.2 million outstanding at December 31, 2019 and March 31, 2019, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(12) Junior Subordinated Debentures

As of March 31, 2020, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2020. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 3/31/2020	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	5.08%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	4.25%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	4.05%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.69%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	2.90%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	2.37%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	4.76%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	4.76%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	4.45%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	2.49%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	2.36%	06/2007	09/2037	06/2012
Total			$253,566		3.36%

The junior subordinated debentures totaled $253.6 million at March 31, 2020, December 31, 2019 and March 31, 2019.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At March 31, 2020, the weighted average contractual interest rate on the junior subordinated debentures was 3.36%. The Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted contractual interest rate on the junior subordinated debentures as of March 31, 2020, was 4.31%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At March 31, 2020, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(13) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended
Revenue from contracts with customers	Location in income statement	March 31, 2020	March 31, 2019
Brokerage and insurance product commissions	Wealth management	$5,281	$4,516
Trust	Wealth management	5,291	5,327
Asset management	Wealth management	15,369	14,134
Total wealth management		25,941	23,977
Mortgage broker fees	Mortgage banking	53	182
Service charges on deposit accounts	Service charges on deposit accounts	11,265	8,848
Administrative services	Other non-interest income	1,112	1,030
Card related fees	Other non-interest income	2,106	2,556
Other deposit related fees	Other non-interest income	3,178	2,789
Total revenue from contracts with customers		$43,655	$39,382

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Contract assets	$—	$—	$—

Contract liabilities	$728	$1,356	$1,639

Mortgage broker fees receivable	$11	$19	$34
Administrative services receivable	214	194	147
Wealth management receivable	8,218	9,118	10,397
Card related fees receivable	422	266	385
Total receivables from contracts with customer	$8,865	$9,597	$10,963

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $628,000 and $92,000 for the three months ended March 31, 2020 and 2019, respectively. Receivables are recognized in the period the Company provides services when the

Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated remaining in 2020	$129
Estimated—2021	303
Estimated—2022	153
Estimated—2023	143
Estimated—2024	—
Total	$728

Practical Expedients and Exemptions

The Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service to a customer and when the customer pays for that service is one year or less.

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

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2019 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	March 31, 2020	March 31, 2019
Net interest income:
Community Banking	$206,835	$211,424	$(4,589)	(2)%
Specialty Finance	40,712	37,706	3,006	8
Wealth Management	7,792	7,502	290	4
Total Operating Segments	255,339	256,632	(1,293)	(1)
Intersegment Eliminations	6,104	5,354	750	14
Consolidated net interest income	$261,443	$261,986	$(543)	—%
Non-interest income:
Community Banking	$81,003	$48,267	$32,736	68%
Specialty Finance	21,308	19,606	1,702	9
Wealth Management	24,130	25,035	(905)	(4)
Total Operating Segments	126,441	92,908	33,533	36
Intersegment Eliminations	(13,199)	(11,251)	(1,948)	(17)
Consolidated non-interest income	$113,242	$81,657	$31,585	39%
Net revenue:
Community Banking	$287,838	$259,691	$28,147	11%
Specialty Finance	62,020	57,312	4,708	8
Wealth Management	31,922	32,537	(615)	(2)
Total Operating Segments	381,780	349,540	32,240	9
Intersegment Eliminations	(7,095)	(5,897)	(1,198)	(20)
Consolidated net revenue	$374,685	$343,643	$31,042	9%
Segment profit:
Community Banking	$34,589	$60,326	$(25,737)	(43)%
Specialty Finance	22,133	21,848	285	1
Wealth Management	6,090	6,972	(882)	(13)
Consolidated net income	$62,812	$89,146	$(26,334)	(30)%
Segment assets:
Community Banking	$31,499,899	$25,997,025	$5,502,874	21%
Specialty Finance	6,133,548	5,234,210	899,338	17
Wealth Management	1,166,400	1,127,386	39,014	3
Consolidated total assets	$38,799,847	$32,358,621	$6,441,226	20%

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

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2020, December 31, 2019 and March 31, 2019:

	Derivative Assets			Derivative Liabilities
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019	March 31, 2020	December 31, 2019	March 31, 2019
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$—	$—	$3,353	$57,274	$19,385	$2,589
Interest rate derivatives designated as Fair Value Hedges	—	310	1,260	16,123	6,523	3,167
Total derivatives designated as hedging instruments under ASC 815	$—	$310	$4,613	$73,397	$25,908	$5,756
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$259,986	$100,259	$63,704	$256,193	$100,897	$63,536
Interest rate lock commitments	39,816	2,860	4,387	1,105	259	—
Forward commitments to sell mortgage loans	1,514	142	2,416	36,872	2,070	4,180
Foreign exchange contracts	52	73	384	53	70	396
Total derivatives not designated as hedging instruments under ASC 815	$301,368	$103,334	$70,891	$294,223	$103,296	$68,112
Total Derivatives	$301,368	$103,644	$75,504	$367,620	$129,204	$73,868

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

As of March 31, 2020, the Company had 24 interest rate swap derivatives designated as cash flow hedges of variable rate deposits and certain junior subordinated debentures, and one interest rate collar derivative designated as a cash flow hedge of the Company's variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of March 31, 2020:

	March 31, 2020
(In thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
October 2021	$25,000	$(715)
November 2021	20,000	(624)
December 2021	165,000	(5,560)
March 2022	500,000	(365)
May 2022	370,000	(14,922)
June 2022	160,000	(6,620)
July 2022	230,000	(9,596)
August 2022	235,000	(10,226)
March 2023	250,000	(603)
April 2024	250,000	(989)
Interest Rate Collars:
September 2023	117,857	(7,054)
Total Cash Flow Hedges	$2,322,857	$(57,274)

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Unrealized (loss) gain at beginning of period	$(17,943)	$10,742
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	1,090	(3,562)
Amount of loss recognized in other comprehensive income	(39,783)	(1,434)
Unrealized (loss) gain at end of period	$(56,636)	$5,746

As of March 31, 2020, the Company estimates that during the next twelve months $23.6 million will be reclassified from accumulated other comprehensive income or loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2020, the Company has 15 interest rate swaps with an aggregate notional amount of $162.2 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of March 31, 2020:

		March 31, 2020
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$176,662	$15,769	$—
	Available-for-sale debt securities	1,423	145	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended
		March 31, 2020
Interest rate swaps	Interest and fees on loans	$19
	Interest income - investment securities	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most notably the LIBOR index. As of March 31, 2020, the Company held interest rate caps with an aggregate notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2020, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $8.7 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from April 2020 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $2.3 billion and interest rate lock commitments with an aggregate notional amount of approximately $1.5 billion. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of March 31, 2020, the Company held foreign currency derivatives with an aggregate notional amount of approximately $7.1 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2020, December 31, 2019 or March 31, 2019.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options outstanding as of March 31, 2020 or December 31, 2019. As of March 31, 2020, the Company held four interest rate swaps with an aggregate notional value of $55.0 million for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2020	March 31, 2019
Interest rate swaps and caps	Trading (losses) gains, net	$(428)	$(191)
Mortgage banking derivatives	Mortgage banking revenue	17,267	50
Foreign exchange contracts	Trading (losses) gains, net	(4)	(12)
Covered call options	Fees from covered call options	2,292	1,784
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	4,160	—

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2020, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $330.9 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019	March 31, 2020	December 31, 2019	March 31, 2019
Gross Amounts Recognized	$259,986	$100,569	$68,317	$329,590	$126,805	$69,292
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$259,986	$100,569	$68,317	$329,590	$126,805	$69,292
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(1,048)	(2,561)	(18,878)	(1,048)	(2,561)	(18,878)
Collateral Posted	—	—	—	(328,542)	(124,244)	(45,540)
Net Credit Exposure	$258,938	$98,008	$49,439	$—	$—	$4,874

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

At March 31, 2020, the Company classified $113.3 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $2.5 million of U.S. Government agencies as Level 3 at March 31, 2020. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the first quarter of 2020, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2020 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. Government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At March 31, 2020, the Company classified $9.6 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at March 31, 2020 was 3.40% with discount rates applied ranging from 3%-4%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 15.69% at March 31, 2020. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.25% with credit loss discount ranging from 0%-6% at March 31, 2020.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At March 31, 2020, the Company classified $73.5 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at March 31, 2020 was 9.98% with discount rates applied ranging from 4%-21%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-94% or a weighted average prepayment speed of 15.69%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $77 and $386, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At March 31, 2020, the Company classified $39.8 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at March 31, 2020 was 86% with pull-through rates applied ranging from 10% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$121,670	$121,670	$—	$—
U.S. Government agencies	368,643	—	366,186	2,457
Municipal	146,609	—	33,342	113,267
Corporate notes	101,018	—	101,018	—
Mortgage-backed	2,833,019	—	2,833,019	—
Trading account securities	2,257	—	2,257	—
Equity securities with readily determinable fair value	47,310	39,244	8,066	—
Mortgage loans held-for-sale	656,934	—	656,934	—
Loans held-for-investment	142,267	—	132,699	9,568
MSRs	73,504	—	—	73,504
Nonqualified deferred compensation assets	12,253	—	12,253	—
Derivative assets	301,368	—	261,552	39,816
Total	$4,806,852	$160,914	$4,407,326	$238,612
Derivative liabilities	$367,620	$—	$367,620	$—

	December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$121,088	$121,088	$—	$—
U.S. Government agencies	365,442	—	362,796	2,646
Municipal	145,318	—	33,368	111,950
Corporate notes	94,841	—	94,841	—
Mortgage-backed	2,379,525	—	2,379,525	—
Trading account securities	1,068	—	1,068	—
Equity securities with readily determinable fair value	50,840	42,774	8,066	—
Mortgage loans held-for-sale	377,313	—	377,313	—
Loans held-for-investment	132,718	—	123,098	9,620
MSRs	85,638	—	—	85,638
Nonqualified deferred compensation assets	14,213	—	14,213	—
Derivative assets	103,644	—	101,013	2,631
Total	$3,871,648	$163,862	$3,495,301	$212,485
Derivative liabilities	$129,204	$—	$129,204	$—

	March 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$126,718	$126,718	$—	$—
U.S. Government agencies	130,687	—	127,694	2,993
Municipal	136,353	—	32,519	103,834
Corporate notes	93,333	—	93,333	—
Mortgage-backed	1,698,691	—	1,698,691	—
Trading account securities	559	—	559	—
Equity securities with readily determinable fair value	47,653	39,587	8,066	—
Mortgage loans held-for-sale	248,557	—	248,557	—
Loans held-for-investment	101,071	—	89,822	11,249
MSRs	71,022	—	—	71,022
Nonqualified deferred compensation assets	13,230	—	13,230	—
Derivative assets	75,504	—	72,415	3,089
Total	$2,743,378	$166,305	$2,384,886	$192,187
Derivative liabilities	$73,868	$—	$73,868	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2020, December 31, 2019 and March 31, 2019 for mortgage loans held-for-sale measured at fair value under ASC 825 was $618.7 million, $368.0 million and $243.6 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $656.9 million, $377.3 million and $248.6 million, for the same respective periods, as shown in the above tables. There were $358,000 of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of March 31, 2020 compared to $1.8 million as of December 31, 2019 and $1.9 million as of March 31, 2019.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2020 and 2019 are summarized as follows:

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2020	$111,950	$2,646	$9,620	$85,638	$2,631
Total net gains (losses) included in:
Net income (1)	—	—	(78)	(12,134)	37,185
Other comprehensive income (loss)	(1,249)	(32)	—	—	—
Purchases	5,875	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3,309)	(157)	(96)	—	—
Net transfers into/(out of) Level 3	—	—	122	—	—
Balance at March 31, 2020	$113,267	$2,457	$9,568	$73,504	$39,816

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2019	$108,926	$3,150	$11,347	$75,183	$2,457
Total net gains (losses) included in:
Net income (1)	—	—	167	(4,161)	632
Other comprehensive income (loss)	1,537	1	—	—	—
Purchases	969	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(7,598)	(158)	(465)	—	—
Net transfers into/(out of) Level 3	—	—	200	—	—
Balance at March 31, 2019	$103,834	$2,993	$11,249	$71,022	$3,089

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2020.

	March 31, 2020				Three Months Ended March 31, 2020 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$147,443	$—	$—	$147,443	$4,060
Other real estate owned (1)	11,026	—	—	11,026	306
Total	$158,469	$—	$—	$158,469	$4,366

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

Individually assessed loans—In accordance with ASC 326, the allowance for credit losses for loans and other financial assets held at amortized cost should be measured on a collective or pooled basis when such assets exhibit similar risk characteristics. In instances in which a financial asset does not exhibit similar risk characteristics to a pool, the Company is required to measure such allowance for credit losses on an individual asset basis. For the Company's loan portfolio, nonaccrual loans and TDRs are considered to not exhibit similar risk characteristics as pools and thus are individually assessed. Credit losses are measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Individually assessed loans are considered a fair value measurement where an allowance for credit loss is established based on the fair value of collateral. Appraised values, which may require adjustments to market-based valuation inputs, are generally used on real estate foreclosure probable and collateral-dependent loans.

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 7 – Allowance for Credit Losses. At March 31, 2020, the Company had $188.7 million of impaired loans classified as Level 3. Of the $188.7 million of impaired loans, $147.4 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $41.3 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At March 31, 2020, the Company had $11.0 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2020 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$113,267	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	2,457	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	9,568	Discounted cash flows	Discount rate	3%-4%	3.40%	Decrease
			Credit discount	0%-6%	1.25%	Decrease
			Constant prepayment rate (CPR)	15.69%	15.69%	Decrease
MSRs	73,504	Discounted cash flows	Discount rate	4%-21%	9.98%	Decrease
			Constant prepayment rate (CPR)	0%-94%	15.69%	Decrease
			Cost of servicing	$70-$200	$77	Decrease
			Cost of servicing - delinquent	$200-$1,000	$386	Decrease
Derivatives	39,816	Discounted cash flows	Pull-through rate	10%-100%	86%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	$147,443	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	11,026	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2020		At December 31, 2019		At March 31, 2019
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$349,427	$349,427	$286,476	$286,476	$270,823	$270,823
Interest bearing deposits with banks	1,943,743	1,943,743	2,164,560	2,164,560	1,609,852	1,609,852
Available-for-sale securities	3,570,959	3,570,959	3,106,214	3,106,214	2,185,782	2,185,782
Held-to-maturity securities	865,376	879,192	1,134,400	1,138,396	1,051,542	1,041,695
Trading account securities	2,257	2,257	1,068	1,068	559	559
Equity securities with readily determinable fair value	47,310	47,310	50,840	50,840	47,653	47,653
FHLB and FRB stock, at cost	134,546	134,546	100,739	100,739	89,013	89,013
Brokerage customer receivables	16,293	16,293	16,573	16,573	14,219	14,219
Mortgage loans held-for-sale, at fair value	656,934	656,934	377,313	377,313	248,557	248,557
Loans held-for-investment, at fair value	142,267	142,267	132,718	132,718	101,071	101,071
Loans held-for-investment, at amortized cost	27,665,054	27,469,489	26,667,572	26,659,903	24,113,558	24,123,328
Nonqualified deferred compensation assets	12,253	12,253	14,213	14,213	13,230	13,230
Derivative assets	301,368	301,368	103,644	103,644	75,504	75,504
Accrued interest receivable and other	275,499	275,499	303,090	303,090	275,464	275,464
Total financial assets	$35,983,286	$35,801,537	$34,459,420	$34,455,747	$30,096,827	$30,096,750
Financial Liabilities
Non-maturity deposits	$26,071,881	$26,071,881	$24,483,867	$24,483,867	$21,454,035	$21,454,035
Deposits with stated maturities	5,389,779	5,394,523	5,623,271	5,635,475	5,350,707	5,377,388
FHLB advances	1,174,894	1,130,327	674,870	715,129	576,353	604,976
Other borrowings	487,503	487,503	418,174	418,174	372,194	372,194
Subordinated notes	436,179	487,745	436,095	458,796	139,235	144,019
Junior subordinated debentures	253,566	224,523	253,566	243,158	253,566	252,451
Derivative liabilities	367,620	367,620	129,204	129,204	73,868	73,868
Accrued interest payable	27,696	27,696	19,940	19,940	19,569	19,569
Total financial liabilities	$34,209,118	$34,191,818	$32,038,987	$32,103,743	$28,239,527	$28,298,500

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

(17) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of March 31, 2020, approximately 2.1 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants since 2017 have consisted of a combination of performance-based stock awards and performance-based cash awards; however grants had previously included nonqualified-stock options in the mix. Stock options granted under the LTIP have a term of seven years and generally vested equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested and shares are issued. Shares that are vested but not issuable pursuant to deferred compensation arrangements accrue additional shares based on the value of dividends otherwise paid. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair value of restricted share and performance-based stock awards is determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes various assumptions. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Management periodically reviews and adjusts the assumptions used to calculate the fair value of an option in periods when options are granted. No options were granted since 2016.

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $(2.8) million in the first quarter of 2020 and $3.3 million in the first quarter of 2019.

A summary of the Company's stock option activity for the three months ended March 31, 2020 and March 31, 2019 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2020	755,332	$42.43
Granted	—	—
Exercised	(94,653)	38.69
Forfeited or canceled	—	—
Outstanding at March 31, 2020	660,679	$42.97	2.5	$—
Exercisable at March 31, 2020	650,456	$42.95	2.4	$1

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2019	795,014	$42.25
Granted	—	—
Exercised	(78,667)	37.41
Forfeited or canceled	—	—
Outstanding at March 31, 2019	716,347	$42.79	2.9	$17,583
Exercisable at March 31, 2019	701,227	$42.75	2.9	$17,234

(1)	Represents the remaining weighted average contractual life in years.

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

The aggregate intrinsic value of options exercised during the three months ended March 31, 2020 and March 31, 2019, was $2.7 million and $2.8 million, respectively. Cash received from option exercises under the Plans for the three months ended March 31, 2020 and March 31, 2019 was $3.7 million and $2.9 million, respectively.

A summary of the Plans' restricted share activity for the three months ended March 31, 2020 and March 31, 2019 is presented below:

	Three months ended March 31, 2020		Three months ended March 31, 2019
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	144,328	$60.37	143,263	$60.80
Granted	99,963	64.10	9,673	71.66
Vested and issued	(9,633)	75.69	(11,042)	75.00
Forfeited or canceled	(3,538)	81.89	(215)	93.14
Outstanding at March 31	231,120	$61.02	141,679	$60.38
Vested, but not issuable at March 31	92,244	$52.23	90,824	$52.02

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2020 and March 31, 2019 is presented below:

	Three months ended March 31, 2020		Three months ended March 31, 2019
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	465,515	$74.37	396,855	$67.71
Granted	166,547	64.10	173,856	71.57
Added by performance factor at vesting	48,831	72.59	33,950	40.99
Vested and issued	(180,596)	72.59	(128,238)	41.00
Expired, canceled or forfeited	(6,071)	73.66	(2,747)	67.85
Outstanding at March 31	494,226	$71.39	473,676	$74.44
Vested, but deferred at March 31	34,166	$43.27	33,451	$42.70

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

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized (Losses) Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$14,982	$(13,141)	$(36,519)	$(34,678)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	67,007	(29,170)	(11,145)	26,692
Amount reclassified from accumulated other comprehensive gain (loss) into net income, net of tax	(359)	799	—	440
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(57)	—	—	(57)
Net other comprehensive income (loss) during the period, net of tax	$66,591	$(28,371)	$(11,145)	$27,075
Balance at March 31, 2020	$81,573	$(41,512)	$(47,664)	$(7,603)

Balance at January 1, 2019	$(42,353)	$7,857	$(42,376)	$(76,872)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	27,956	(1,039)	2,277	29,194
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	49	(2,612)	—	(2,563)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(103)	—	—	(103)
Net other comprehensive income (loss) during the period, net of tax	$27,902	$(3,651)	$2,277	$26,528
Balance at March 31, 2019	$(14,451)	$4,206	$(40,099)	$(50,344)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2020	2019
Accumulated unrealized gains (losses) on securities
Gains (losses) included in net income	$491	$(67)	Gains (losses) on investment securities, net
	491	(67)	Income before taxes
Tax effect	(132)	18	Income tax expense
Net of tax	$359	$(49)	Net income

Accumulated unrealized gains (losses) on derivative instruments
Amount reclassified to interest expense on deposits	$559	$(3,589)	Interest on deposits
Amount reclassified to interest expense on other borrowings	292	27	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	239	—	Interest on junior subordinated debentures
	(1,090)	3,562	Income before taxes
Tax effect	291	(950)	Income tax expense
Net of tax	$(799)	$2,612	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(In thousands, except per share data)		March 31, 2020	March 31, 2019
Net income		$62,812	$89,146
Less: Preferred stock dividends		2,050	2,050
Net income applicable to common shares	(A)	$60,762	$87,096

Weighted average common shares outstanding	(B)	$57,620	$56,529
Effect of dilutive potential common shares
Common stock equivalents		575	699
Weighted average common shares and effect of dilutive potential common shares	(C)	$58,195	$57,228
Net income per common share:
Basic	(A/B)	$1.05	$1.54
Diluted	(A/C)	$1.04	$1.52

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

(19) Subsequent Events

On March 27, 2020, the President of the United States signed the CARES Act which authorized the Small Business Administration ("SBA") to guarantee loans under the Paycheck Protection Program (“PPP”) for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. The Company began accepting applications on April 3, 2020 and as of April 30, 2020, the Company secured authorization from the SBA to fund approximately 11,000 PPP loans totaling approximately $3.5 billion.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 2020 compared with December 31, 2019 and March 31, 2019, and the results of operations for the three month periods ended March 31, 2020 and March 31, 2019, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2019 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic by the World Health Organization, resulting in unprecedented uncertainty and volatility in world-wide financial markets. Governments' actions calling for shelter in place and social distancing have led to rapid changes in business revenues, increased unemployment, and have impacted consumer activity; all of which have impacted and may continue to impact the Company's current and future results.

The Company activated its pandemic response plan in early March, as well as applicable elements of its business continuity plan. In order to protect the health of our customers and employees, and in accordance with applicable government directives, we have modified certain of our business protocols to direct employees to work from home unless their role requires them to be on site, in which case we have implemented enhanced safety measures including social distancing, enhanced cleaning and sanitization, and certain personal protective equipment, as well as the closure of most branch lobbies and the use of our branch drive-up facilities to meet our customer’s banking needs unless specific services require lobby service by appointment.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program ("PPP"), which is designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain banks, under the administration of the Small Business Administration ("SBA"). As of April 30, 2020, the Company had secured authorization from the SBA to fund approximately 11,000 PPP loans totaling approximately $3.5 billion. See Part I, Item 1, note 19 “Subsequent Events” of this Form 10-Q for the fiscal quarter ended March 31, 2020. PPP loans are forgivable under certain circumstances, including the borrower’s use of certain loan proceeds to fund employee payroll during the eight-week period following disbursement of the borrower’s PPP loan. Although the SBA has issued some recent guidance regarding the reporting of PPP loans by lenders as a prerequisite to receipt of lenders’ loan processing fees, the SBA has not yet issued definitive guidance as to the administration of the loan forgiveness and guaranty process and there can be no assurances as to such process or the timing or receipt of loan processing fees or guaranty proceeds. The Company estimates loan processing fees, net of deferred origination costs and agency fees as allowed by law, to be approximately 2.50% to 2.75% of the final loan principal balance, which would be recognized to net interest income over the life of the loans or shorter if repaid prior to maturity.

All of our three primary business segments, community banking, specialty finance and wealth management, have been uniquely impacted and will likely continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve.  As non-exclusive examples of such impacts, our community banking business, including our mortgage business, has received and will continue to receive borrower requests for temporary payment relief including payment deferrals. Our insurance premium finance business is impacted by certain state legislation prohibiting cancelling of insurance policies for designated periods. Our wealth management business is impacted by factors including increased stock market volatility.

Given the significant uncertainty regarding future economic conditions, the Company has taken actions to help ensure that it has adequate liquidity and capital to manage through the COVID-19 pandemic, including the temporary suspension of our common stock repurchase program. We believe the Company has adequate liquidity and capital to effectively manage through the COVID-19 pandemic. However, we will continue to prudently evaluate and expand liquidity sources, including the possible utilization of the PPP liquidity facility, if necessary.
We continue to monitor the impact of COVID-19 closely; however, the extent to which the COVID-19 pandemic will impact our operations and financial conditions is highly uncertain. Please also refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q for additional information.

First Quarter Highlights

The Company recorded net income of $62.8 million for the first quarter of 2020 compared to $89.1 million in the first quarter of 2019. The results for the first quarter of 2020 demonstrate continued momentum on our operating strengths including steady loan and deposit growth, and increased revenue from mortgage banking and wealth management services, offset by increased provision for credit losses primarily related to the implementation of CECL and the economic conditions created by the COVID-19 pandemic. Net interest income decreased in the current period as a result of a decrease in net interest margin partially mitigated by continued loan growth in the first quarter of 2020 compared to the same period of 2019.

The Company increased its loan portfolio from $24.2 billion at March 31, 2019 and $26.8 billion at December 31, 2019 to $27.8 billion at March 31, 2020. The increase in the current period compared to the prior periods was primarily a result of the Company’s growth in the commercial, commercial real estate, commercial premium finance receivables and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $261.4 million in the first quarter of 2020 compared to $262.0 million in the first quarter of 2019. The nearly sustained level of net interest income recorded in the first quarter of 2020 compared to the first quarter of 2019 resulted primarily from a $3.1 billion increase in average loans, and a $1.9 billion increase in other earning assets, offset by a reduction in the yield on earning assets. This was partially offset by a $4.0 billion increase in the average balance of interest-bearing liabilities at a lower cost of funds, (see "Net Interest Income" for further detail).

Non-interest income totaled $113.2 million in the first quarter of 2020 compared to $81.7 million in the first quarter of 2019. This increase was primarily the result of higher mortgage banking revenue and wealth management revenue (see “Non-Interest Income” for further detail).

Non-interest expense totaled $234.6 million in the first quarter of 2020, increasing $20.3 million, or 9%, compared to the first quarter of 2019. The increase compared to the first quarter of 2019 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from acquisitions and increased staffing as the Company grows and increased equipment expense (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the first quarter of 2020, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At March 31, 2020, the Company had approximately $2.3 billion in overnight liquid funds and interest-bearing deposits with banks. Total cash inflows by the Company during the first quarter of 2020 were offset by $204.3 million in cash collateral posted to unaffiliated derivative counterparties in which the Company held a net liability position in such derivative transactions as well as the origination of mortgage loans pending the ultimate sale of such loans into the secondary market following March 31, 2020.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three months ended March 31, 2020, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2020	March 31, 2019	Percentage (%) or Basis Point (bp) Change
Net income	$62,812	$89,146	(30)%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	140,044	129,269	8
Pre-tax income, excluding provision for credit losses and MSR valuation adjustments (non-GAAP) (2)	150,441	138,013	9
Net income per common share—Diluted	1.04	1.52	(32)
Net revenue (1)	374,685	343,643	9
Net interest income	261,443	261,986	—
Net interest margin	3.12%	3.70%	(58)bp
Net interest margin - fully taxable-equivalent (non-GAAP) (2)	3.14	3.72	(58)
Net overhead ratio (3)	1.33	1.72	(39)
Return on average assets	0.69	1.16	(47)
Return on average common equity	6.82	11.09	(427)
Return on average tangible common equity (non-GAAP) (2)	8.73	14.14	(541)

At end of period
Total assets	$38,799,847	$32,358,621	20%
Total loans, excluding loans held-for-sale	27,807,321	24,214,629	15
Total loans, including loans held-for-sale	28,464,255	24,463,186	16
Total deposits	31,461,660	26,804,742	17
Total shareholders’ equity	3,700,393	3,371,972	10
Book value per common share (2)	62.13	57.33	8
Tangible common book value per share (2)	50.18	46.38	8
Market price per common share	32.86	67.33	(51)
Allowance for loan and unfunded lending-related commitment losses to total loans	0.91%	0.66%	25 bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)
The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

Certain returns, yields, performance ratios, and quarterly growth rates are “annualized” throughout this report to represent an annual time period. This is done for analytical purposes to better discern for decision-making purposes underlying performance trends when compared to full-year or year-over-year amounts. For example, balance sheet growth rates are most often expressed in terms of an annual rate. As such, 5% growth during a quarter would represent an annualized growth rate of 20%.

SUPPLEMENTAL FINANCIAL MEASURES/RATIOS

The accounting and reporting policies of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), taxable-equivalent net interest margin (including its individual components), the taxable-equivalent efficiency ratio, tangible common equity ratio, tangible book value per common share, return on average tangible common equity and pre-tax income, excluding provision for credit losses and pre-tax income, excluding provision for credit losses and MSR valuation adjustment. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the Company's interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable-equivalent basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Management considers (i) pre-tax income excluding provision for credit losses and (ii) pre-tax income excluding provision for credit losses and MSR valuation adjustment as useful measurements of the Company's core net income.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	March 31,
(Dollars and shares in thousands)	2020	2019
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$344,067	$333,970
Taxable-equivalent adjustment:
- Loans	860	1,034
- Liquidity Management Assets	551	565
- Other Earning Assets	2	2
(B) Interest Income (non-GAAP)	$345,480	$335,571
(C) Interest Expense (GAAP)	82,624	71,984
(D) Net Interest Income (GAAP) (A minus C)	261,443	261,986
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	262,856	263,587
Net interest margin (GAAP)	3.12%	3.70%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.14	3.72
(F) Non-interest income	$113,242	$81,657
(G) (Losses) gains on investment securities, net	(4,359)	1,364
(H) Non-interest expense	234,641	214,374
Efficiency ratio (H/(D+F-G))	61.90%	62.63%
Efficiency ratio (non-GAAP) (H/(E+F-G))	61.67%	62.34%
Reconciliation of Non-GAAP Tangible Common Equity ratio
Total shareholders’ equity	$3,700,393	$3,371,972
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(687,626)	(620,224)
(I) Total tangible common shareholders’ equity	$2,887,767	$2,626,748
(J) Total assets	$38,799,847	$32,358,621
Less: Intangible assets	(687,626)	(620,224)
(K) Total tangible assets	$38,112,221	$31,738,397
Common equity to assets ratio (GAAP) (L/J)	9.2%	10.0%
Tangible common equity ratio (non-GAAP) (I/K)	7.6%	8.3%
Reconciliation of tangible book value per share
Total shareholders’ equity	$3,700,393	$3,371,972
Less: Preferred stock	(125,000)	(125,000)
(L) Total common equity	$3,575,393	$3,246,972
(M) Actual common shares outstanding	57,545	56,639
Book value per common share (L/M)	$62.13	$57.33
Tangible common book value per share (non-GAAP) (I/M)	$50.18	$46.38

Reconciliation of non-GAAP return on average tangible common equity
(N) Net income applicable to common shares	$60,762	$87,096
Add: Intangible asset amortization	2,863	2,942
Less: Tax effect of intangible asset amortization	(799)	(731)
After-tax intangible asset amortization	2,064	2,211
(O) Tangible net income applicable to common shares (non-GAAP)	62,826	89,307
Total average shareholders' equity	3,710,169	3,309,078
Less: Average preferred stock	(125,000)	(125,000)
(P) Total average common shareholders' equity	3,585,169	3,184,078
Less: Average intangible assets	(690,777)	(622,240)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	2,894,392	2,561,838
Return on average common equity, annualized (N/P)	6.82%	11.09%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	8.73%	14.14%

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income and Pre-Tax, Pre-Provision, Pre-MSR Adjustment Income:
Income before taxes	$87,083	$118,645
Add: Provision for credit losses	52,961	10,624
Pre-tax income, excluding provision for credit losses (non-GAAP)	$140,044	$129,269
Less: MSR valuation adjustment, net of (loss)/gain on derivative contract held as an economic hedge	$(10,397)	$(8,744)
Pre-tax income, excluding provision for credit losses and MSR valuation adjustments (non-GAAP)	$150,441	$138,013

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for credit losses, including the allowance for loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 53 of the Company’s 2019 Form 10-K.

The COVID-19 pandemic, specifically the uncertainty related to the ultimate magnitude of impact on the economy and banking industry, is expected to impact many of the estimates, assumptions, and judgments noted above that are used by management. This could result in volatility in the related accounting estimates, which will directly impact the Company's financial results. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

Net Income

Net income for the quarter ended March 31, 2020 totaled $62.8 million, a decrease of $26.3 million, or 30%, compared to the quarter ended March 31, 2019. On a per share basis, net income for the first quarter of 2020 totaled $1.04 per diluted common share compared to $1.52 for the first quarter of 2019.

The most significant factors impacting net income for the first quarter of 2020 as compared to the same period in the prior year include increased mortgage banking revenue, partially offset by an increase in the provision for credit losses as a result of the adoption of CECL and economic conditions created by the COVID–19 pandemic as well as increased salaries and employee benefits expense. See "Net Interest Income", "Non-interest Income", "Non-interest Expense" and "Loan Portfolio and Asset Quality" for further detail.

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

Quarter Ended March 31, 2020 compared to the Quarters Ended December 31, 2019 and March 31, 2019

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the first quarter of 2020 as compared to the fourth quarter of 2019 (sequential quarters) and first quarter of 2019 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2019
Interest-bearing deposits with banks and cash equivalents(1)	$1,418,809	$2,206,251	$897,629	$4,854	$9,361	$5,300	1.38%	1.68%	2.39%
Investment securities (2)	4,780,709	3,909,699	3,630,577	33,018	28,184	28,521	2.78	2.86	3.19
FHLB and FRB stock	114,829	94,843	94,882	1,577	1,328	1,355	5.52	5.55	5.79
Liquidity management assets(3)(8)	$6,314,347	$6,210,793	$4,623,088	$39,449	$38,873	$35,176	2.51%	2.48%	3.09%
Other earning assets(3)(4)(8)	19,166	18,353	13,591	167	176	165	3.50	3.83	4.91
Mortgage loans held-for-sale	403,262	381,878	188,190	3,165	3,201	2,209	3.16	3.33	4.76
Loans, net of unearned income(3)(5)(8)	26,936,728	26,137,722	23,880,916	302,699	308,947	298,021	4.52	4.69	5.06
Total earning assets(8)	$33,673,503	$32,748,746	$28,705,785	$345,480	$351,197	$335,571	4.13%	4.25%	4.74%
Allowance for loan losses	(176,291)	(167,759)	(157,782)
Cash and due from banks	321,982	316,631	283,019
Other assets	2,806,296	2,747,572	2,385,149
Total assets	$36,625,490	$35,645,190	$31,216,171

NOW and interest bearing demand deposits	$3,113,733	$3,016,991	$2,803,338	$3,665	$4,622	$4,613	0.47%	0.61%	0.67%
Wealth management deposits	2,838,719	2,934,292	2,614,035	6,935	7,867	7,000	0.98	1.06	1.09
Money market accounts	7,990,775	7,647,635	5,915,525	22,363	25,603	19,460	1.13	1.33	1.33
Savings accounts	3,189,835	3,028,763	2,715,422	5,790	6,145	4,249	0.73	0.80	0.63
Time deposits	5,526,407	5,682,449	5,267,796	28,682	30,487	25,654	2.09	2.13	1.98
Interest-bearing deposits	$22,659,469	$22,310,130	$19,316,116	$67,435	$74,724	$60,976	1.20%	1.33%	1.29%
Federal Home Loan Bank advances	951,613	596,594	594,335	3,360	1,461	2,450	1.42	0.97	1.67
Other borrowings	469,577	415,092	465,571	3,546	3,273	3,633	3.04	3.13	3.16
Subordinated notes	436,119	436,025	139,217	5,472	5,504	1,775	5.02	5.05	5.10
Junior subordinated debentures	253,566	253,566	253,566	2,811	2,890	3,150	4.39	4.46	4.97
Total interest-bearing liabilities	$24,770,344	$24,011,407	$20,768,805	$82,624	$87,852	$71,984	1.34%	1.45%	1.40%
Non-interest bearing deposits	7,235,177	7,128,166	6,444,378
Other liabilities	909,800	883,433	693,910
Equity	3,710,169	3,622,184	3,309,078
Total liabilities and shareholders’ equity	$36,625,490	$35,645,190	$31,216,171
Interest rate spread(6)(8)							2.79%	2.80%	3.34%
Less: Fully tax-equivalent adjustment				(1,413)	(1,466)	(1,601)	(0.02)	(0.02)	(0.02)
Net free funds/contribution(7)	$8,903,159	$8,737,339	$7,936,980				0.35	0.39	0.38
Net interest income/ margin (GAAP)(8)				$261,443	$261,879	$261,986	3.12%	3.17%	3.70%
Fully taxable-equivalent adjustment				1,413	1,466	1,601	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$262,856	$263,345	$263,587	3.14%	3.19%	3.72%

(1)	Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019 were $1.4 million, $1.5 million and $1.6 million, respectively.

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

For the first quarter of 2020, net interest income totaled $261.4 million, a decrease of $0.4 million as compared to the fourth quarter of 2019, and a decrease of $543,000 as compared to the first quarter of 2019. Net interest margin was 3.12% (3.14% on a fully taxable-equivalent basis, non-GAAP) during the first quarter of 2020 compared to 3.17% (3.19% on a fully taxable-equivalent basis, non-GAAP) during the fourth quarter of 2019, and 3.70% (3.72% on a fully taxable-equivalent basis, non-GAAP) during the first quarter of 2019.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended March 31, 2020 to December 31, 2019 and March 31, 2019. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2020 Compared to Fourth Quarter of 2019	First Quarter of 2020 Compared to First Quarter of 2019
(In thousands)
Net interest income (GAAP) for comparative period	$261,879	$261,986
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	5,504	34,620
Change due to interest rate fluctuations (rate)	(3,062)	(38,042)
Change due to number of days in each period	(2,878)	2,879
Net interest income (GAAP) for the period ended March 31, 2020	$261,443	$261,443
Fully taxable-equivalent adjustment	1,413	1,413
Net interest income, fully taxable-equivalent (non-GAAP)	$262,856	$262,856

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2020	March 31, 2019
Brokerage	$5,281	$4,516	$765	17%
Trust and asset management	20,660	19,461	1,199	6
Total wealth management	25,941	23,977	1,964	8
Mortgage banking	48,326	18,158	30,168	NM
Service charges on deposit accounts	11,265	8,848	2,417	27
(Losses) gains on investment securities, net	(4,359)	1,364	(5,723)	NM
Fees from covered call options	2,292	1,784	508	28
Trading (losses) gains, net	(451)	(171)	(280)	NM
Operating lease income, net	11,984	10,796	1,188	11
Other:
Interest rate swap fees	6,066	2,831	3,235	NM
BOLI	(1,284)	1,591	(2,875)	NM
Administrative services	1,112	1,030	82	8
Foreign currency remeasurement (losses) gains	(151)	464	(615)	NM
Early pay-offs of capital leases	74	5	69	NM
Miscellaneous	12,427	10,980	1,447	13
Total Other	18,244	16,901	1,343	8
Total Non-interest Income	$113,242	$81,657	$31,585	39%
NM - Not meaningful.

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased in the first quarter of 2020 as compared to the first quarter of 2019 due to increased asset management fees and brokerage commissions. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Service charges on deposits increased in the first quarter of 2020 as compared to the first quarter of 2019 due to increased account analysis fees.

The net losses recognized on investment securities in the first quarter of 2020 were a result of unrealized losses on market sensitive securities held by the Company.

Other non-interest income increased in the first quarter of 2020 as compared to the first quarter of 2019 due to increased interest rate swap fees, partially offset by market losses on BOLI investments related to non-qualified deferred compensation accounts recorded in BOLI income.

Mortgage banking revenue increased in the first quarter of 2020 as compared to the first quarter of 2019 as a result of recognizing $17.4 million of derivative income associated with mandatory commitments to fund originations for sale and higher production revenue. Mortgage loans originated for sale totaled $1.2 billion in the first quarter of 2020 as compared to $678.5 million in the first quarter of 2019. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During the first quarter of 2020, the fair value of the mortgage servicing rights portfolio decreased due to a negative fair value adjustment of $14.6 million as well as a reduction in value of $7.0 million due to payoffs and paydowns of the existing portfolio, partially offset by the gain on interest rate swaps held as an economic hedge of $4.2 million and the capitalization of MSRs in the current period of $9.4 million. Starting in 2019, the Company purchased options and entered into interest rate swaps to economically hedge a portion of the fair value changes recorded in earnings related to its MSRs portfolio. There were no such options outstanding as of March 31, 2020. As of March 31, 2020, the Company held four interest rate swaps with an aggregate notional value of $55.0 million for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Originations:
Retail originations	$773,144	$365,602
Correspondent originations	—	148,100
Veterans First originations	442,957	164,762
Total originations for sale (A)	$1,216,101	$678,464
Originations for investment	73,727	93,689
Total originations	$1,289,828	$772,153

Purchases as a percentage of originations for sale	37%	67%
Refinances as a percentage of originations for sale	63	33
Total	100%	100%

Mandatory commitments to fund originations for sale(1)	$1,375,162	$285,917

Production Margin:
Production revenue (B) (2)	$31,964	$16,942
Production margin (B/A)	2.63%	2.50%

Mortgage Servicing:
Loans serviced for others (C)	$8,314,634	$7,014,269
MSRs, at fair value (D)	73,504	71,022
Percentage of MSRs to loans serviced for others (D/C)	0.88%	1.01%
Servicing income	$7,031	$5,460

Components of Mortgage Banking Revenue:
MSR current period capitalization	9,447	6,580
MSR collection of expected cash flow - paydowns	(547)	(505)
MSR collection of expected cash flow - payoffs	(6,477)	(1,492)
Valuation:
MSR changes in fair value model assumptions	(14,557)	(8,744)
Gain on derivative contract held as an economic hedge, net	4,160	—
MSR valuation adjustment, net of gain on derivative contract held as an economic hedge	(10,397)	(8,744)

(1)	Certain volume adjusted for the estimated pull-through rate of the loan, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund.

(2)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in the fair value of servicing rights. Excludes changes to the mortgage recourse obligation, derivative income from interest rate lock commitments and other non-production revenue.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at March 31, 2020 and March 31, 2019.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	March 31, 2020	March 31, 2019
Salaries and employee benefits:
Salaries	$81,286	$74,037	$7,249	10%
Commissions and incentive compensation	31,575	31,599	(24)	0
Benefits	23,901	20,087	3,814	19
Total salaries and employee benefits	136,762	125,723	11,039	9
Equipment	14,834	11,770	3,064	26
Operating lease equipment depreciation	9,260	8,319	941	11
Occupancy, net	17,547	16,245	1,302	8
Data processing	8,373	7,525	848	11
Advertising and marketing	10,862	9,858	1,004	10
Professional fees	6,721	5,556	1,165	21
Amortization of other intangible assets	2,863	2,942	(79)	(3)
FDIC insurance	4,135	3,576	559	16
OREO expense, net	(876)	632	(1,508)	NM
Other:
Commissions—3rd party brokers	865	718	147	20
Postage	1,949	2,450	(501)	(20)
Miscellaneous	21,346	19,060	2,286	12
Total other	24,160	22,228	1,932	9
Total Non-interest Expense	$234,641	$214,374	$20,267	9%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the first quarter of 2020 compared to the first quarter of 2019 primarily as a result of the addition of employees from acquisitions, increased staffing as the Company grows and higher employee benefits.

Equipment expense increased in the first quarter of 2020 compared to the first quarter of 2019 as a result of higher software license fees, software and computer depreciation expense.

Other miscellaneous expense increased in the first quarter of 2020 compared to the first quarter of 2019 as a result of various other expenses. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $24.3 million in the first quarter of 2020 compared to $29.5 million in the first quarter of 2019. The effective tax rates were 27.87% in the first quarter of 2020 compared to 24.86% in the first quarter of 2019.

The effective tax rates in these quarterly periods were significantly impacted by the tax benefits related to share-based compensation. In the first quarter of 2020, the actual tax benefits were $486,000 lower than the expected tax benefits and in the first quarter of 2019, the actual tax benefits exceeded the expected tax benefits by $1.6 million. Actual tax benefits are based on the Company's stock price when stock options are exercised or restricted share and performance-based stock awards are vested, while the expected tax benefits from these awards are based on the fair value of the awards when they are granted. The impact of the difference in tax benefit from share based awards is expected to be higher in the first quarter of each year when the majority of the Company's shared-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

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

The community banking segment’s net interest income for the quarter ended March 31, 2020 totaled $206.8 million as compared to $211.4 million for the same period in 2019, a decrease of $4.6 million, or 2%. The decrease in the three month period is primarily attributable to compression of the net interest margin attributable to the decrease in interest rates in the environment. The community banking segment’s non-interest income totaled $81.0 million in the first quarter of 2020, an increase of $32.7 million, or 68%, when compared to the first quarter of 2019 total of $48.3 million. The increase is primarily the result of increased mortgage banking revenue from significantly increased mortgage originations during the current period. The community banking segment’s net income for the quarter ended March 31, 2020 totaled $34.6 million, a decrease of $25.7 million as compared to net income in the first quarter of 2019 of $60.3 million. The decrease in net income is primarily attributable to higher provision for credit losses in the first quarter of 2020 due to the implementation of CECL and the economic conditions created by the COVID-19 pandemic. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

The specialty finance segment's net interest income totaled $40.7 million for the quarter ended March 31, 2020, compared to $37.7 million for the same period in 2019, an increase of $3.0 million, or 8%. The increase is primarily attributable to growth in earning assets on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $21.3 million and $19.6 million for the three month periods ended March 31, 2020 and 2019, respectively. The increase in non-interest income in the current year period is primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company's leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 35%, 38%, 23% and 4%, respectively, of the total revenues of our specialty finance business for the three month period ended March 31, 2020. The net income of the specialty finance segment for the quarter ended March 31, 2020 totaled $22.1 million as compared to $21.8 million for the quarter ended March 31, 2019.

The wealth management segment reported net interest income of $7.8 million for the first quarter of 2020 compared to $7.5 million in the same quarter of 2019, an increase of $290,000, or 4%. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.8 billion and $1.7 billion in the first three months of 2020 and 2019, respectively. This segment recorded non-interest income of $24.1 million for the first quarter of 2020 compared to $25.0 million for the first quarter of 2019. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $6.1 million for the first quarter of 2020 compared to $7.0 million for the first quarter of 2019.

Financial Condition

Total assets were $38.8 billion at March 31, 2020, representing an increase of $6.4 billion, or 20%, when compared to March 31, 2019 and an increase of approximately $2.2 billion, or 24% on an annualized basis, when compared to December 31, 2019. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $33.8 billion at March 31, 2020, $31.9 billion at December 31, 2019, and $28.1 billion at March 31, 2019. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$403,262	1%	$381,878	1%	$188,190	1%
Loans, net of unearned income
Commercial	$8,414,315	25%	$8,126,776	25%	$7,854,451	27%
Commercial real estate	8,125,827	24	7,819,665	24	6,963,852	24
Home equity	499,369	1	520,877	2	540,121	2
Residential real estate	1,243,031	4	1,188,477	4	938,364	3
Premium finance receivables	8,591,980	26	8,360,630	25	7,468,706	26
Other loans	62,206	—	121,297	—	115,422	1
Total average loans (1)	$26,936,728	80%	$26,137,722	80%	$23,880,916	83%
Liquidity management assets (2)	6,314,347	19	6,210,793	19	4,623,088	16
Other earning assets (3)	19,166	—	18,353	—	13,591	—
Total average earning assets	$33,673,503	100%	$32,748,746	100%	$28,705,785	100%
Total average assets	$36,625,490		$35,645,190		$31,216,171
Total average earning assets to total average assets		92%		92%		92%

(1)	Includes non-accrual loans.

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $403.3 million in the first quarter 2020, compared to $381.9 million in the fourth quarter of 2019 and $188.2 million in the first quarter 2019. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $26.9 billion in the first quarter of 2020, increasing $3.1 billion, or 13%, from the first quarter of 2019 and $799.0 million, or 12% on an annualized basis, from the fourth quarter of 2019. Combined, the commercial and commercial real estate loan categories comprised 61% of the average loan portfolio in both the first quarter of 2020 and fourth quarter of 2019 as compared to 62% in the first quarter of 2019. Growth realized in these categories for the first quarter of 2020 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. Additionally, growth realized in the first quarter 2020 as compared to the first quarter 2019 was partially attributable to the acquisition of ROC, SBC and STC in 2019.

Home equity loan portfolio averaged $499.4 million in the first quarter of 2020, and decreased $40.8 million, or 8% from the average balance of $540.1 million in same period of 2019. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.2 billion in the first quarter of 2020, and increased $304.7 million, or 32% from the average balance of $938.4 million in same period of 2019. Additionally, compared to the quarter ended December 31, 2019, the average balance increased $54.6 million, or 18% on an annualized basis. The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgage loans that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.

Average premium finance receivables totaled $8.6 billion in the first quarter of 2020, and accounted for 32% of the Company’s average total loans. The increase during the first quarter of 2020 compared to both the fourth quarter of 2019 and the first quarter of 2019 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $2.5 billion of premium finance receivables were originated in the first quarter of 2020 compared to $2.1 billion during the same period of 2019. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 40% and 60%, respectively, of the average total balance of premium finance receivables for the first quarter of 2020, and 39% and 61%, respectively, for the first quarter of 2019.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Total average loans for the first three months of 2020 increased $3.1 billion or 13% over the previous year period. Similar to the quarterly discussion above, approximately $559.9 million of this increase relates to the commercial portfolio, $1.2 billion of this increase relates to the commercial real estate portfolio and $1.1 billion of this increase relates to the premium finance receivables portfolio.

Liquidity management assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. In response to the COVID-19 pandemic, the Company will continue to prudently evaluate and expand liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview and - Liquidity sections of this report for additional discussion of the impact of the COVID-19 pandemic.

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

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2020		December 31, 2019		March 31, 2019
		% of		% of		% of
(In thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$9,025,886	32%	$8,285,920	31%	$7,994,191	33%
Commercial real estate	8,185,531	29	8,020,276	30	6,973,505	29
Home equity	494,655	2	513,066	2	528,448	2
Residential real estate	1,377,389	5	1,354,221	5	1,053,524	4
Premium finance receivables—commercial	3,465,055	13	3,442,027	13	2,988,788	12
Premium finance receivables—life insurance	5,221,639	19	5,074,602	19	4,555,369	19
Consumer and other	37,166	0	110,178	0	120,804	1
Total loans, net of unearned income	$27,807,321	100%	$26,800,290	100%	$24,214,629	100%
Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of March 31, 2020 and 2019:

	As of March 31, 2020			As of March 31, 2019
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other	$9,025,886	52.4%	$107,346	$7,994,191	53.4%	$74,638
Commercial Real Estate:
Construction and development	1,301,353	7.6	$33,862	956,694	6.4	13,336
Non-construction	6,884,178	40.0	78,934	6,016,811	40.2	45,924
Total commercial real estate	$8,185,531	47.6%	$112,796	$6,973,505	46.6%	$59,260
Total commercial and commercial real estate	$17,211,417	100.0%	$220,142	$14,967,696	100.0%	$133,898

Commercial real estate - collateral location by state:
Illinois	$6,171,606	75.4%		$5,331,784	76.5%
Wisconsin	793,145	9.7		758,097	10.9
Total primary markets	$6,964,751	85.1%		$6,089,881	87.4%
Indiana	249,680	3.1		175,350	2.5
Florida	126,786	1.5		55,528	0.8
Arizona	72,214	0.9		61,375	0.9
California	63,883	0.8		67,545	1.0
Other	708,217	8.6		523,826	7.4
Total commercial real estate	$8,185,531	100.0%		$6,973,505	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of the adoption of CECL and changes in economic conditions related to COVID-19, our allowance for credit losses in our commercial loan portfolio increased to $107.3 million as of March 31, 2020 compared to $74.6 million as of March 31, 2019.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 85.1% of our commercial real estate loan portfolio is located in this region as of March 31, 2020. We have been able to effectively manage our total non-performing commercial real estate loans. As of March 31, 2020, our allowance for credit losses related to this portfolio is $112.8 million compared to $59.3 million as of March 31, 2019. Similar to the commercial loan portfolio, the increase in the allowance for credit losses is primarily due to the adoption of CECL and changes in economic conditions related to COVID-19.

The Company also participates in mortgage warehouse lending, which is included above within commercial, industrial and other, by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2020, our residential loan portfolio totaled $1.4 billion, or 5% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of March 31, 2020, $19.0 million of our residential real estate mortgages, or 1.4% of our residential real estate loan portfolio were classified as nonaccrual, $605,000 were 90 or more days past due and still accruing (less than 0.1%), $29.3 million were 30 to 89 days past due (2.1%) and $1.3 billion were current (96.4%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of March 31, 2020 and 2019 was $8.3 billion and $7.0 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $132.7 million at March 31, 2020, compared to $89.8 million balance at March 31, 2019.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2020, approximately $977,000 of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $2.2 billion in commercial insurance premium finance receivables in the first quarter of 2020 as compared to $1.9 billion of originations in the first quarter of 2019. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $290.9 million in life insurance premium finance receivables in the first quarter of 2020 as compared to $244.1 million of originations in the first quarter of 2019. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at March 31, 2020 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2020	One year or less	From one to five years	Over five years
(In thousands)				Total
Commercial
Fixed rate	$295,238	$1,747,321	$808,067	$2,850,626
Variable rate	6,153,781	21,347	132	6,175,260
Total commercial	$6,449,019	$1,768,668	$808,199	$9,025,886
Commercial real estate
Fixed rate	518,259	2,242,979	434,901	3,196,139
Variable rate	4,952,584	36,808	—	4,989,392
Total commercial real estate	$5,470,843	$2,279,787	$434,901	$8,185,531
Home equity
Fixed rate	24,813	4,070	570	29,453
Variable rate	465,202	—	—	465,202
Total home equity	$490,015	$4,070	$570	$494,655
Residential real estate
Fixed rate	40,814	15,607	398,189	454,610
Variable rate	90,205	338,495	494,079	922,779
Total residential real estate	$131,019	$354,102	$892,268	$1,377,389
Premium finance receivables - commercial
Fixed rate	3,378,077	86,978	—	3,465,055
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$3,378,077	$86,978	$—	$3,465,055
Premium finance receivables - life insurance
Fixed rate	16,164	142,886	23,785	182,835
Variable rate	5,038,804	—	—	5,038,804
Total premium finance receivables - life insurance	$5,054,968	$142,886	$23,785	$5,221,639
Consumer and other
Fixed rate	8,478	8,304	1,669	18,451
Variable rate	18,715	—	—	18,715
Total consumer and other	$27,193	$8,304	$1,669	$37,166
Total per category
Fixed rate	4,281,843	4,248,145	1,667,181	10,197,169
Variable rate	16,719,291	396,650	494,211	17,610,152
Total loans, net of unearned income	$21,001,134	$4,644,795	$2,161,392	$27,807,321
Variable Rate Loan Pricing by Index:
Prime				$2,431,566
One- month LIBOR				8,888,190
Three- month LIBOR				332,833
Twelve- month LIBOR				5,696,796
Other				260,767
Total variable rate				$17,610,152

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
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. A third party loan review firm independently reviews a significant portion of the loan portfolio at each of the Company’s subsidiary banks to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the OCC, and are also reviewed by our internal audit staff.

The Company’s Problem Loan Reporting system includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible and, as a result, no longer share similar risk characteristics as its related pool. If that is the case, the individual loan is considered collateral dependent loan and individually assessed for an allowance for credit loss. The Company’s individual assessment utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions.

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status or a charge-off. If the Company determines that a loan amount or portion thereof is uncollectible the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

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

TDRs are individually assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve.

For non-TDR loans, if based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a loan is individually assessed for measuring the allowance for credit losses and if necessary, a reserve is established. In determining the appropriate reserve for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Non-performing Assets

The following table sets forth the Company's non-performing assets and TDRs performing under the contractual terms of the loan agreement as of the dates shown. Prior to January 1, 2020, PCI loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. As a result of the implementation of CECL, beginning in the first quarter of 2020, PCI loans transitioned to a classification of PCD loans, which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loans is considered at the individual asset level following the Company's accrual policies, instead of based upon the entire pool of loans. Due to the first quarter of 2020 adoption of CECL, the Company included $35.4 million in non-performing PCD loans in total non-performing loans as of March 31, 2020.

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Loans past due greater than 90 days and still accruing (1):
Commercial	$1,241	$—	$—
Commercial real estate	516	—	—
Home equity	—	—	—
Residential real estate	605	—	30
Premium finance receivables—commercial	16,505	11,517	6,558
Premium finance receivables—life insurance	—	—	168
Consumer and other	78	163	218
Total loans past due greater than 90 days and still accruing	18,945	11,680	6,974
Non-accrual loans (2):
Commercial	49,916	37,224	55,792
Commercial real estate	62,830	26,113	15,933
Home equity	7,243	7,363	7,885
Residential real estate	18,965	13,797	15,879
Premium finance receivables—commercial	21,058	20,590	14,797
Premium finance receivables—life insurance	—	590	—
Consumer and other	403	231	326
Total non-accrual loans	160,415	105,908	110,612
Total non-performing loans(3):
Commercial	51,157	37,224	55,792
Commercial real estate	63,346	26,113	15,933
Home equity	7,243	7,363	7,885
Residential real estate	19,570	13,797	15,909
Premium finance receivables—commercial	37,563	32,107	21,355
Premium finance receivables—life insurance	—	590	168
Consumer and other	481	394	544
Total non-performing loans	$179,360	$117,588	$117,586
Other real estate owned	2,701	5,208	9,154
Other real estate owned—from acquisitions	8,325	9,963	12,366
Other repossessed assets	—	4	270
Total non-performing assets	$190,386	$132,763	$139,376
Accruing TDRs not included within non-performing assets	47,049	36,725	48,305
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.57%	0.45%	0.70%
Commercial real estate	0.77	0.33	0.23
Home equity	1.46	1.44	1.49
Residential real estate	1.42	1.02	1.51
Premium finance receivables—commercial	1.08	0.93	0.71
Premium finance receivables—life insurance	0.00	0.01	0.00
Consumer and other	1.29	0.36	0.45
Total non-performing loans	0.65%	0.44%	0.49%
Total non-performing assets, as a percentage of total assets	0.49%	0.36%	0.43%
Allowance for loan losses as a percentage of total non-performing loans	120.46%	133.37%	134.55%

(1)	As of the dates shown no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $36.6 million, $27.1 million, and $40.1 million as of March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

(3)	Includes PCD loans. As a result of the adoption of ASU 2016-13, the Company transitioned all previously classified PCI loans to PCD loans effective January 1, 2020.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb losses that are expected upon the ultimate resolution of these credits. While the ultimate effect of the COVID-19 pandemic on non-performing assets is currently unknown, significant increases may occur in subsequent periods. Management will continue to actively review and monitor its loan portfolios, in an effort to identify problem credits in a timely manner. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at March 31, 2020 and December 31, 2019:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of March 31, 2020
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$49,916	$1,241	$8,873	$86,129	$8,879,727	$9,025,886
Commercial real estate
Construction and development	7,422	147	1,859	16,938	1,274,987	1,301,353
Non-construction	55,408	369	8,353	58,130	6,761,918	6,884,178
Home equity	7,243	—	214	2,096	485,102	494,655
Residential real estate	18,965	605	345	28,983	1,328,491	1,377,389
Premium finance receivables
Commercial insurance loans	21,058	16,505	10,327	32,811	3,384,354	3,465,055
Life insurance loans	—	—	2,403	37,374	5,181,862	5,221,639
Consumer and other	403	78	625	207	35,853	37,166
Total loans, net of unearned income	$160,415	$18,945	$32,999	$262,668	$27,332,294	$27,807,321

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of December 31, 2019
(Dollars in thousands)
Loan Balances:(1)
Commercial
Commercial, industrial and other	$37,224	$1,855	$3,275	$77,324	$8,166,242	$8,285,920
Commercial real estate
Construction and development	2,112	3,514	5,292	48,964	1,223,567	1,283,449
Non-construction	24,001	11,432	26,254	48,603	6,626,537	6,736,827
Home equity	7,363	—	454	3,533	501,716	513,066
Residential real estate	13,797	5,771	3,089	18,041	1,313,523	1,354,221
Premium finance receivables
Commercial insurance loans	20,590	11,517	12,119	18,783	3,379,018	3,442,027
Life insurance loans	590	—	—	32,559	5,041,453	5,074,602
Consumer and other	231	287	40	344	109,276	110,178
Total loans, net of unearned income	$105,908	$34,376	$50,523	$248,151	$26,361,332	$26,800,290

(1)
Includes PCD loans and, for periods prior to the adoption of ASU 2016-13, purchased credit impaired ("PCI") loans. PCI loans represented loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings disclosed in comparative periods are based upon contractually required payments. As a result of the adoption of ASU 2016-13, the Company transitioned all previously classified PCI loans to PCD loans effective January 1, 2020.

As of March 31, 2020, $33.0 million of all loans, or 0.1%, were 60 to 89 days past due and $262.7 million of all loans or 0.9%, were 30 to 59 days (or one payment) past due. As of December 31, 2019, $50.5 million of all loans or 0.2%, were 60 to 89 days past due and $248.2 million, or 0.9%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2020 that were current with regard to the contractual terms of the loan agreement represent 98.1% of the total home equity portfolio. Residential real estate loans at March 31, 2020 that were current with regards to the contractual terms of the loan agreements comprise 96.4% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2020	2019
Balance at beginning of period	$117,588	$113,234
Additions, net	32,195	24,030
Additions from the adoption of ASU 2016-13	37,285	—
Return to performing status	(486)	(14,077)
Payments received	(7,949)	(4,024)
Transfer to OREO and other repossessed assets	(1,297)	(82)
Charge-offs	(2,551)	(3,992)
Net change for niche loans (1)	4,575	2,497
Balance at end of period	$179,360	$117,586

(1)	This includes activity for premium finance receivables and indirect consumer loans.

Prior to January 1, 2020, PCI loans were excluded from non-performing loans as they continued to earn interest income from the related accretable yield, independent of performance with contractual terms of the loan. As a result of the adoption of ASU 2016-13 effective January 1, 2020, the Company transitioned all previously classified PCI loans to PCD loans, which no longer maintain the prior pools and related accounting concepts. Specifically, recognition of interest income on PCD loans is considered at the individual asset level following the Company's accrual policies, instead of based upon the entire pool of loans. As such, after adoption, the Company includes PCD loans in total non-performing loans.

Allowance for Credit Losses

The allowance for credit losses, specifically the allowance for loans losses and the allowance for unfunded commitment losses, represents management’s estimate of lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan, as described below under “How We Determine the Allowance for Credit Losses” in this Item 2. This process is subject to review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago, and the OCC.

Management determined that the allowance for credit losses was appropriate at March 31, 2020, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks, overall levels of net charge-offs and expectations of future forecasts. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Allowance for credit losses at beginning of period	$158,461	$154,164
Cumulative effect adjustment from the adoption of ASU 2016-13	47,344	—
Provision for credit losses	52,965	10,624
Other adjustments	(73)	(27)
Charge-offs:
Commercial	2,153	503
Commercial real estate	570	3,734
Home equity	1,001	88
Residential real estate	401	3
Premium finance receivables	3,184	2,210
Consumer and other	128	102
Total charge-offs	7,437	6,640
Recoveries:
Commercial	384	318
Commercial real estate	263	480
Home equity	294	62
Residential real estate	60	29
Premium finance receivables	1,110	556
Consumer and other	41	56
Total recoveries	2,152	1,501
Net charge-offs	(5,285)	(5,139)
Allowance for credit losses at period end	$253,412	$159,622
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.08%	0.01%
Commercial real estate	0.02	0.19
Home equity	0.57	0.02
Residential real estate	0.11	(0.01)
Premium finance receivables	0.10	0.23
Consumer and other	0.56	0.16
Total loans, net of unearned income	0.08%	0.09%
Net charge-offs as a percentage of the provision for credit losses	9.98%	48.37%
Loans at period-end	$27,807,321	$24,214,629
Allowance for loan losses as a percentage of loans at period end	0.78%	0.65%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.91%	0.66%

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $37.4 million and $1.4 million as of March 31, 2020 and March 31, 2019, respectively.

Additions to the allowance for credit losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for credit losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for credit losses. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of activity within the allowance for credit losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio.

How We Determine the Allowance for Credit Losses

The allowance for credit losses is measured on a collective or pooled basis by loans that share similar risk characteristics. If the loan no longer exhibits risk characteristics similar to that of a pool, typically due to credit deterioration of the related borrower, the Company analyzes the loan for purposes of individually assessing a specific allowance for credit loss as part of the Problem Loan Reporting system review. A separate reserve is collectively measured for loans continuing to share risk characteristics and, as a result, remaining in the pools. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of the allowance for credit losses measurement process.

Collective Measurement

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis. Reasonable and supportable forecasts consider the macro-economic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macro-economic scenario provided by a third-party and reviewed within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are only considered when either 1) the expected extension, renewal or modification is contained within the existing agreement and are not unconditionally cancelable, or 2) the expected extension, renewal or modification is reasonably expected to result in a troubled debt restructuring ("TDR"). The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

Individual Assessment

Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan. In cases in which collectability is not probable, the loan is considered to no longer exhibit shared risk characteristics of a pool and as a result, is individually assessed for allowance for credit losses measurement purposes. If a loan is individually assessed, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for foreclosure-probable and collateral dependent loans, to the fair value of the collateral less the estimated cost to sell, when appropriate under accounting rules. Any shortfall is recorded as a specific reserve within the allowance for credit losses.

Home Equity, Residential Real Estate and Consumer Loans

The determination of the appropriate allowance for loan losses for home equity, residential real estate and consumer loans differs from the process used for commercial and commercial real estate loans. These portfolios utilize the weighted-average remaining maturity ("WARM") methodology. The WARM methodology is an assumption-based approach that utilizes historical loss and prepayment information as the basis to estimate prepayment and credit adjusted contractual cash flows. The Company considers a qualitative factor to adjust historical information for current conditions and reasonable and supportable forecasts. The same credit risk rating system and Problem Loan Reporting systems are used. The only significant difference is in how the credit risk ratings are assigned to these loans.

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

Premium Finance Receivables

The determination of the appropriate allowance for credit losses for premium finance receivables is an assumption-based approach focusing on historical loss rates in the portfolio, adjusted qualitatively for current conditions and reasonable and supportable forecasts.

Methodology in Assessing Impairment and Charge-off Amounts

In determining the amount of reserves or charge-offs associated with collateral dependent loans, the Company values the loan generally by starting with a valuation obtained from an appraisal of the underlying collateral and then deducting estimated selling costs, if appropriate, to arrive at a net appraised value. We obtain the appraisals of the underlying collateral typically on an annual basis from one of a pre-approved list of independent, third party appraisal firms. Types of appraisal valuations include “as-is,” “as-complete,” “as-stabilized,” bulk, fair market, liquidation and “retail sellout” values.

In many cases, the Company simultaneously values the underlying collateral by marketing the property to market participants interested in purchasing properties of the same type. If the Company receives offers or indications of interest, we will analyze the price and review market conditions to assess whether in light of such information the appraised value overstates the likely price and that a lower price would be a better assessment of the market value of the property and would enable us to liquidate the collateral. Additionally, the Company takes into account the strength of any guarantees or other credit enhancements, and the ability of the borrower to provide value related to those guarantees in determining the ultimate charge-off or reserve associated with any individually assessed loans. Accordingly, the Company may charge-off a loan to a value below the net appraised value if it believes that an expeditious liquidation is desirable in the circumstance and it has legitimate offers or other indications of interest to support a value that is less than the net appraised value. Alternatively, the Company may carry a loan at a value that is in excess of the appraised value if the Company has a guarantee from a borrower or other credit enhancements that the Company believes has realizable value. In evaluating the strength of any guarantee, the Company evaluates the financial wherewithal of the guarantor, the guarantor’s reputation, and the guarantor’s willingness and desire to work with the Company. The Company then conducts a review of the strength of a guarantee on a frequency established as the circumstances and conditions of the borrower warrant.

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

Having determined the net value based on the factors such as those noted above and compared that value to the book value of the loan, the Company arrives at a charge-off amount or a specific reserve included in the allowance for loan losses. In summary, for collateral dependent loans, appraisals are used as the fair value starting point in the estimate of net value. Estimated costs to sell are deducted from the appraised value, when appropriate under current accounting rules, to arrive at the net appraised value. Although an external appraisal is the primary source of valuation utilized for charge-offs on collateral dependent loans, alternative sources of valuation may become available between appraisal dates. As a result, we may utilize values obtained through these alternative sources, which include purchase and sale agreements, legitimate indications of interest, negotiated short sales, realtor price opinions, sale of the note or support from guarantors, as the basis for charge-offs. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. In addition, if an appraisal is not deemed current, a discount to appraised value may be utilized. Any adjustments from appraised value to net value are detailed and justified in an impairment analysis, which is reviewed and approved by the Company’s Managed Assets Division.

TDRs

At March 31, 2020, the Company had $83.6 million in loans modified in TDRs. The $83.6 million in TDRs represents 263 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $63.8 million representing 255 credits at December 31, 2019 and decreased slightly from $88.4 million representing 163 credits at March 31, 2019.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was individually assessed when measuring the allowance for credit losses at March 31, 2020 and approximately $7.8 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at March 31, 2020, the Company was committed to lend an additional $132,000 of funds to borrowers under the contractual terms of TDRs.

On March 22, 2020, interagency guidance was issued titled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effect of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The modifications that were completed in the three months ended March 31, 2020 were not material.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(In thousands)	2020	2019	2019
Accruing TDRs:
Commercial	$6,500	$4,905	$19,650
Commercial real estate	18,043	9,754	14,123
Residential real estate and other	22,506	22,066	14,532
Total accruing TDRs	$47,049	$36,725	$48,305
Non-accrual TDRs: (1)
Commercial	$17,206	$13,834	$34,390
Commercial real estate	14,420	7,119	1,517
Residential real estate and other	4,962	6,158	4,150
Total non-accrual TDRs	$36,588	$27,111	$40,057
Total TDRs:
Commercial	$23,706	$18,739	$54,040
Commercial real estate	32,463	16,873	15,640
Residential real estate and other	27,468	28,224	18,682
Total TDRs	$83,637	$63,836	$88,362

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of March 31, 2020 and March 31, 2019, and shows the changes in the balance during those periods:

Three Months Ended March 31, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,739	$16,873	$28,224	$63,836
Additions during the period	5,602	16,053	2,142	23,797
Reductions:
Charge-offs	—	—	(345)	(345)
Transferred to OREO and other repossessed assets	—	—	(945)	(945)
Removal of TDR loan status (1)	—	—	—	—
Payments received	(635)	(463)	(1,608)	(2,706)
Balance at period end	$23,706	$32,463	$27,468	$83,637

Three Months Ended March 31, 2019 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$36,319	$15,447	$14,336	$66,102
Additions during the period	18,930	302	4,486	23,718
Reductions:
Charge-offs	—	—	—	—
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	—	—	—
Payments received	(1,209)	(109)	(140)	(1,458)
Balance at period end	$54,040	$15,640	$18,682	$88,362

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

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Balance at beginning of period	$15,171	$24,820
Disposal/resolved	(4,793)	(2,758)
Transfers in at fair value, less costs to sell	954	32
Fair value adjustments	(306)	(574)
Balance at end of period	$11,026	$21,520

	Period End
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Residential real estate	$1,684	$1,016	$3,037
Residential real estate development	—	810	1,139
Commercial real estate	9,342	13,345	17,344
Total	$11,026	$15,171	$21,520

Deposits

Total deposits at March 31, 2020 were $31.5 billion, an increase of $4.7 billion, or 17%, compared to total deposits at March 31, 2019. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2020:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2020 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$1,424	$22,260	$66,464	$1,270,123	$1,360,271	2.00%
4-6 months	1,686	23,324	—	627,255	652,265	1.88
7-9 months	609	20,482	—	506,943	528,034	1.70
10-12 months	—	9,319	—	762,874	772,193	1.98
13-18 months	1,401	18,348	—	1,503,823	1,523,572	2.31
19-24 months	—	6,631	—	368,831	375,462	2.00
24+ months	88	2,794	—	175,100	177,982	1.75
Total	$5,208	$103,158	$66,464	$5,214,949	$5,389,779	2.03%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$7,235,177	24%	$7,128,166	25%	$6,444,378	25%
NOW and interest bearing demand deposits	3,113,733	11	3,016,991	10	2,803,338	11
Wealth management deposits	2,838,719	9	2,934,292	10	2,614,035	10
Money market	7,990,775	27	7,647,635	26	5,915,525	23
Savings	3,189,835	11	3,028,763	10	2,715,422	11
Time certificates of deposit	5,526,407	18	5,682,449	19	5,267,796	20
Total average deposits	$29,894,646	100%	$29,438,296	100%	$25,760,494	100%

Total average deposits for the first quarter of 2020 were $29.9 billion, an increase of $4.1 billion, or 16%, from the first quarter of 2019. The increase in average deposits is primarily attributable to the various acquisitions and branch openings along with additional deposits associated with relationships from marketing efforts.

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

	March 31,		December 31,
(Dollars in thousands)	2020	2019	2019	2018	2017
Total deposits	$31,461,660	$26,804,742	$30,107,138	$26,094,678	$23,183,347
Brokered deposits	2,181,090	1,622,842	1,011,404	1,071,562	1,445,306
Brokered deposits as a percentage of total deposits	6.9%	6.1%	3.4%	4.1%	6.2%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2020	2019	2019
FHLB advances	$951,613	$596,594	$594,335
Other borrowings:
Notes payable	127,978	128,319	144,284
Short-term borrowings	45,089	14,801	111,413
Secured borrowings	250,054	225,416	162,367
Other	46,456	46,556	47,507
Total other borrowings	$469,577	$415,092	$465,571
Subordinated notes	436,119	436,025	139,217
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$2,110,875	$1,701,277	$1,452,689
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $1.2 billion at March 31, 2020, compared to $674.9 million at December 31, 2019 and $576.4 million at March 31, 2019.

Notes payable balances as of March 31, 2020 and December 31, 2019 represent the balances on a $200.0 million loan agreement with unaffiliated banks consisting of a $50.0 million revolving credit facility and a $150.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2020 and December 31, 2019, the Company had a balance under the term facility of $117.7 million and $123.1 million, respectively. The Company was contractually required to borrow the entire amount of the term facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At March 31, 2020, the Company had a $50.0 million outstanding balance under the Revolving Credit Facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $12.1 million at March 31, 2020 compared to $20.5 million at December 31, 2019 and $16.2 million at March 31, 2019. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $227.4 million at March 31, 2020 compared to $215.5 million at December 31, 2019 and $157.2 million at March 31, 2019. At March 31, 2020, the interest rate of the Canadian Secured Borrowing was 2.5544%. The remaining balance within secured borrowings at March 31, 2020 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other borrowings at March 31, 2020 include a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company. At March 31, 2020, the Fixed-Rate Promissory Note had a balance of $66.3 million compared to $46.4 million at December 31, 2019 and $47.4 million at March 31, 2019. Under the Fixed-Rate Promissory Note, the Company makes monthly principal payments and pays interest at a fixed rate until maturity. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025.

At March 31, 2020, the Company had outstanding subordinated notes totaling $436.2 million compared to $436.1 million and $139.2 million outstanding at December 31, 2019 and March 31, 2019, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized costs paid related to the different issuances of such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of March 31, 2020, December 31, 2019 and March 31, 2019. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At March 31, 2020, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

In response to the COVID-19 pandemic, the Company will continue to manage funding sources discussed above, including the utilization of availability with the FHLB and FRB and the revolving credit facility with unaffiliated banks, to access needed liquidity in a timely manner. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview and - Liquidity sections of this report for additional discussion of the impact of the COVID-19 pandemic.

See Notes 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	March 31, 2020	December 31, 2019	March 31, 2019
Tier 1 leverage ratio	8.5%	8.7%	9.1%
Risk-based capital ratios:
Tier 1 capital ratio	9.3	9.6	9.8
Common equity tier 1 capital ratio	8.9	9.2	9.3
Total capital ratio	11.9	12.2	11.7
Other ratio:
Total average equity-to-total average assets(1)	10.1	10.2	10.6

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January 2020 the Company declared a quarterly cash dividend of $0.28 per common share. In January, April, July and October of 2019, the Company declared a quarterly cash dividend of $0.25 per common share.

In response to the COVID-19 pandemic, the Company continues to leverage its capital management framework to assess and monitor risk when making capital decisions. The Company will continuously evaluate the adequacy of capital as a result of the uncertainty from the COVID-19 pandemic. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

See Note 18 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D preferred stock in June 2015. The Company hereby incorporates by reference Note 18 of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

LIQUIDITY

Wintrust manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers’ needs for loans and deposit withdrawals. The management process includes the utilization of stress testing processes and other aspects of the Company's liquidity management framework to assess and monitor risk, and inform decision making. The liquidity to meet the demands of customers is provided by maturing assets, liquid assets that can be converted to cash and the ability to attract funds from external sources. Liquid assets refer to money market assets such as Federal funds sold and interest bearing deposits with banks, as well as available-for-sale debt securities and equity securities with readily determinable fair values which are not pledged to secure public funds. In addition, trade date receivables represent certain sales or calls of available-for-sale securities that await cash settlement, typically in the month following the trade date.

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In the first quarter of 2020, we increased our liquid assets to ensure that we have the balance sheet strength to serve our clients through the COVID-19 pandemic. As a result, the Company believes that it has sufficient funds and access to funds to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate and expand liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, such as the potential impacts of the COVID-19 pandemic, and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2019 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•
the severity, magnitude and duration of the COVID-19 pandemic and the direct and indirect impact of such pandemic, as well as responses to the pandemic by the government, business and consumers, on our operations and personnel, commercial activity and demand across our business and our customers’ businesses;

•
the disruption of global, national, state and local economies associated with the COVID-19 pandemic, which could affect the Company’s liquidity and capital positions, impair the ability of our borrowers to repay outstanding loans, impair collateral values and further increase our allowance for credit losses;

•	the impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges;

•
economic conditions that affect the economy, housing prices, the job market and other factors that may adversely affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

•	negative effects suffered by us or our customers resulting from changes in U.S. trade policies;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	the financial success and economic viability of the borrowers of our commercial loans;

•	commercial real estate market conditions in the Chicago metropolitan area and southern Wisconsin;

•	the extent of commercial and consumer delinquencies and declines in real estate values, which may require further increases in the Company’s allowance for loan losses;

•	inaccurate assumptions in our analytical and forecasting models used to manage our loan portfolio;

•
changes in the level and volatility of interest rates, the capital markets and other market indices (including developments and volatility arising from or related to the COVID-19 pandemic) that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•
competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services), which may result in loss of market share and reduced income from deposits, loans, advisory fees and income from other products;

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of the Company’s recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions;

•	harm to the Company’s reputation;

•	any negative perception of the Company’s financial strength;

•	ability of the Company to raise additional capital on acceptable terms when needed;

•	disruption in capital markets, which may lower fair values for the Company’s investment portfolio;

•	ability of the Company to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations and to manage risks associated therewith;

•	failure or breaches of our security systems or infrastructure, or those of third parties;

•	security breaches, including denial of service attacks, hacking, social engineering attacks, malware intrusion or data corruption attempts and identity theft;

•	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;

•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;

•	increased costs as a result of protecting our customers from the impact of stolen debit card information;

•	accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;

•	ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	environmental liability risk associated with lending activities;

•	the impact of any claims or legal actions to which the Company is subject, including any effect on our reputation;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages and increases in reserves associated therewith;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the soundness of other financial institutions;

•	the expenses and delayed returns inherent in opening new branches and de novo banks;

•	examinations and challenges by tax authorities, and any unanticipated impact of the Tax Act;

•	changes in accounting standards, rules and interpretations such as the new CECL standard and related changes to address the impact of COVID-19, and the impact on the Company’s financial statements;

•	the ability of the Company to receive dividends from its subsidiaries;

•	uncertainty about the discontinued use of LIBOR and transition to an alternative rate;

•	a decrease in the Company’s capital ratios, including as a result of declines in the value of its loan portfolios, or otherwise;

•
legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those changes that are in response to the COVID-19 pandemic, including without limitation the CARES Act and the rules and regulations that may be promulgated thereunder;

•	a lowering of our credit rating;

•	changes in U.S. monetary policy and changes to the Federal Reserve’s balance sheet, including changes in response to the COVID-19 pandemic or otherwise;

•	regulatory restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the regulatory environment;

•	the impact of heightened capital requirements;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	the Company’s ability to comply with covenants under its credit facility; and

•	fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation.

Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events after the date of this report. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the Securities and Exchange Commission and in its press releases.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2020, December 31, 2019 and March 31, 2019 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2020	22.5%	10.6%	(9.4)%
December 31, 2019	18.6	9.7	(10.9)
March 31, 2019	14.9	7.8	(8.5)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2020	7.7%	3.7%	(3.8)%
December 31, 2019	9.3	4.8	(5.0)
March 31, 2019	6.7	3.5	(3.3)

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

During the first three months of 2020 and 2019, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2020 and 2019.

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

PART II —

Item 1: Legal Proceedings

In accordance with applicable accounting principles, the Company establishes an accrued liability for litigation and threatened litigation actions and proceedings when those actions present loss contingencies, which are both probable and estimable. In actions for which a loss is reasonably possible in future periods, the Company determines whether it can estimate a loss or range of possible loss. To determine whether a possible loss is estimable, the Company reviews and evaluates its material litigation on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. This review may include information learned through the discovery process, rulings on substantive or dispositive motions, and settlement discussions.

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following an adverse ruling by the federal Court of Appeals for the Tenth Circuit concerning the applicable statute of limitations on certain Lehman Holdings claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. On March 16, 2016, Wintrust Mortgage participated in the court-ordered mediation, but the mediation did not result in a consensual resolution of the dispute. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On March 31, 2017, Wintrust Mortgage moved to dismiss the amended complaint for lack of subject matter jurisdiction and improper venue or to transfer venue. Argument on the motions to dismiss were heard on June 12, 2018. The motion to dismiss for lack of subject matter jurisdiction was denied on August 14, 2018 and the defendants’ motion to transfer venue denied on October 2, 2018. Wintrust Mortgage appealed the denial of its motion to dismiss based on improper venue and the denial of its motion to transfer venue.

Lehman Holdings Matter

On October 2, 2018, Lehman Holdings asked the court for permission to amend its complaints against Wintrust Mortgage and the other defendants to add loans allegedly purchased from the defendants and sold to various RMBS trusts. The court granted this request and allowed Lehman Holdings to assert the additional claims against existing defendants as a supplemental complaint. Lehman Holdings filed its supplemental complaint against Wintrust Mortgage on December 4, 2018. Wintrust Mortgage filed its response to the supplemental complaint on May 13, 2019. Fact discovery is ongoing. Wintrust Mortgage is currently evaluating whether it has obtained sufficient information to assess the merits of Lehman Holding's additional claims and to estimate the likelihood or amount of any potential liability for the additional claims.

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

Wintrust Mortgage Matter

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit in the Superior Court of Los Angeles County, California against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California from October 17, 2014 through the present. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage filed its response to the complaint on February 25, 2019. On November 1, 2019, the plaintiff’s counsel filed a letter with the California Department of Labor advising that it was initiating an action under California’s Private Attorney General Act statute based on the same alleged violations. In November 2019, the parties reached a settlement agreement. The parties executed a settlement agreement and on February 26, 2020, plaintiff moved the court for approval. A hearing on the motion to approve settlement is set for June 16, 2020. The Company has reserved an amount for this proposed settlement that is immaterial to its results of operations or financial condition.

Northbrook Bank Matter

On October 17, 2018, two individual plaintiffs filed suit in the Circuit Court of Cook County, Illinois against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen.

Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which the court granted on March 5, 2019. On April 3, 2019, Plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank did not believe the amended complaint cured the pleading defects recognized by the court and filed a motion to dismiss the Amended Complaint on May 17, 2019. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook again moved to dismiss the complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs filed an appeal on December 2, 2019. This appeal remains pending before the Illinois First District Appellate Court. Northbrook Bank believes plaintiffs’ allegations are legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

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

Item 1A: Risk Factors

The following constitute material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impact on our business, financial condition, results of operations and cash flows could be material.

The COVID-19 pandemic has negatively impacted us and many of our customers, and could continue to affect significantly more households and businesses in our geographic area as well as the overall domestic and global economy. U.S. federal, state and foreign governments have taken actions to address the pandemic, including travel bans, school and business closures and “shelter in place” orders. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disruption of global supply chains, market downturns and volatility, changes in consumer behavior and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes may have a significant adverse effect on the markets in which we conduct our business, the demand for our products and services, and our ability to operate in the normal course.

We have increased our allowance for loan losses in response to the COVID-19 pandemic. The effects of the pandemic could cause us to recognize heightened credit losses in our loan portfolio and additional increases in our allowance for loan losses. Certain portions of our lending portfolio are particularly vulnerable to the COVID-19 pandemic, including commercial and industrial and commercial real estate loans. Until the effects of the pandemic subside, we could experience additional draws on lines of credit, downward pressure on deposits, and increased loan delinquencies. The effects of COVID-19 may impair the value of collateral securing our loans, especially commercial and residential real estate loans. Further, a significantly larger amount of delinquent mortgage loans may result in us having to repurchase or substitute loans that we have sold in the secondary market.

Market interest rates have declined significantly during the pandemic. The lower interest rate environment has negatively affected our interest rate margin and, especially if prolonged, could adversely affect our net interest income and profitability. The sharp deterioration in the U.S. economy has negatively affected the value of our market sensitive investment securities portfolio. Further, the pandemic could cause us to recognize impairment of our goodwill and other financial assets, may increase our cost of capital, may prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, and could result in a downgrade in our credit ratings. The economic recession caused by the COVID-19 pandemic, especially if prolonged, may have a material adverse effect on our business, financial condition and results of operations.

To protect the health and safety of our employees and communities, many of our employees are working remotely. We may experience increased costs of operations or other operational difficulties, including increased cybersecurity risk, due to the remote working environments of our employees. We may also experience additional operational risk due to difficulties experienced by our vendors. The effects of the pandemic and measures taken in response may subject us to increased risk of litigation and governmental and regulatory scrutiny.

Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of the pandemic or when normal economic and operating conditions will resume. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the virus’s impact on the domestic and global economy. Accordingly, the extent to which the COVID-19 pandemic may affect our business, financial condition, results of operations and cash flows (including without limitation our liquidity, regulatory capital ratios and credit ratings) is highly uncertain, unpredictable and depends on factors including, among other things, new information that may emerge regarding the COVID-19 pandemic, the duration and severity of the pandemic and responses to the pandemic by the government, businesses and consumers.

Material risks relating to our business that are heightened due to the COVID-19 pandemic are listed in in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended December 31, 2019 under the headings:

•	Deterioration in economic conditions may materially adversely affect the financial services industry and our business, financial condition, results of operations and cash flows.

•	Since our business is concentrated in the Chicago metropolitan and southern Wisconsin market areas, economic declines in the economy of this region could adversely affect our business.

•	If our allowance for loan losses is not sufficient to absorb losses that may occur in our loan portfolio, our financial condition and liquidity could suffer.

•	A significant portion of our loan portfolio is comprised of commercial loans, the repayment of which is largely dependent upon the financial success and economic viability of the borrower.

•
A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to additional losses, which could have a material adverse effect on our financial condition and results of operations.

•	Events impacting collateral consisting of real property could lead to additional losses which could have a material adverse effect on our financial condition and results of operations.

•
Any inaccurate assumptions in our analytical and forecasting models could cause us to miscalculate our projected revenue, capital, liquidity or losses, which could adversely affect our financial condition.

•	Changes in prevailing interest rates could adversely affect our net interest income, which is our largest source of income.

•	Our liquidity position may be negatively impacted if economic conditions do not continue to improve or if they decline.

•	Damage to our reputation may harm our business.

•	An actual or perceived reduction in our financial strength may cause others to reduce or cease doing business with us, which could result in a decrease in our net interest income and fee revenues.

•	If our credit rating is lowered, our financing costs could increase.

•	If our growth requires us to raise additional capital, that capital may not be available when it is needed or the cost of that capital may be very high.

•	Disruption in the financial markets could result in lower fair values for our investment securities portfolio.

•	Our controls and procedures may fail or be circumvented.

•
Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

•
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

•	Our vendors may be responsible for failures that adversely affect our operations.

•	We are subject to claims and legal actions that could negatively affect our results of operations or financial condition.

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

•	We may be adversely impacted by the soundness of other financial institutions.

•	Changes in accounting policies or accounting standards could materially adversely affect how we report our financial results and financial condition.

•	We are a bank holding company, and our sources of funds, including to pay dividends, are limited.

•	Our business could be adversely affected by the occurrence of extraordinary events, such as acts of war, terrorist attacks, natural disasters and public health threats.

•	If we fail to meet our regulatory capital ratios, we may be forced to raise capital or sell assets.

•	Changes in the United States’ monetary policy may restrict our ability to conduct our business in a profitable manner.

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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening the other risks described in Part I, Item 1A, “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended December 31, 2019 as well as any subsequent filing with the SEC. If the pandemic is prolonged, the adverse impacts and heightened risks noted above could worsen.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On October 24, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $125 million of its outstanding shares of common stock. In the first quarter of 2020, the Company repurchased approximately $37.1 million of the Company's common stock on the open market. The Company has temporarily suspended the common stock repurchase program, as a prudential measure in light of the COVID-19 pandemic.

The table below provides information of such repurchases by month in the first quarter of 2020.

Month Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2020 to January 31, 2020	139,494	$63.96	138,089	$116,096
February 1, 2020 to February 29, 2020	452,378	64.19	438,380	87,884
March 1, 2020 to March 31, 2020	0	—	0	87,884
Total	591,872	$64.14	576,469	$87,884

Item 6: Exhibits:

(a)	Exhibits

3.1
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2020, and incorporated herein by reference).

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	May 4, 2020	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)