Form 10-Q
period 2020-06-30
WINTRUST FINANCIAL CORP
filed 2020-08-10
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-35077
_____________________________________
WINTRUST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
9700 W. Higgins Road, Suite 800
Rosemont, Illinois 60018
(Address of principal executive offices)
(847) 939-9000
(Registrant’s telephone number, including area code)

Title of Each Class	Ticker Symbol	Name of Each Exchange on Which Registered
Common Stock, no par value	WTFC	The NASDAQ Global Select Market
Series D Preferred Stock, no par value	WTFCM	The NASDAQ Global Select Market
Depositary Shares, Each Representing a 1/1,000th Interest in a Share of	WTFCP	The NASDAQ Global Select Market
6.875% Fixed-Rate Reset Non-Cumulative Perpetual Series E Preferred Stock, no par value
____________________________________
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
Common Stock — no par value, 57,600,765 shares, as of July 31, 2020

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2020	December 31, 2019	June 30, 2019
Assets
Cash and due from banks	$344,999	$286,167	$300,934
Federal funds sold and securities purchased under resale agreements	58	309	58
Interest bearing deposits with banks	4,015,072	2,164,560	1,437,105
Available-for-sale securities, at fair value	3,194,961	3,106,214	2,186,154
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $65 at June 30, 2020 ($744.3 million, $1.1 billion and $1.2 billion fair value at June 30, 2020, December 31, 2019 and June 30, 2019 respectively)	728,465	1,134,400	1,191,634
Trading account securities	890	1,068	2,430
Equity securities with readily determinable fair value	52,460	50,840	44,319
Federal Home Loan Bank and Federal Reserve Bank stock	135,571	100,739	92,026
Brokerage customer receivables	14,623	16,573	13,569
Mortgage loans held-for-sale, at fair value	833,163	377,313	394,975
Loans, net of unearned income	31,402,903	26,800,290	25,304,659
Allowance for loan losses	(313,510)	(156,828)	(160,421)
Net loans	31,089,393	26,643,462	25,144,238
Premises and equipment, net	769,909	754,328	711,214
Lease investments, net	237,040	231,192	230,111
Accrued interest receivable and other assets	1,437,832	1,061,141	1,023,896
Trade date securities receivable	—	—	237,607
Goodwill	644,213	645,220	584,911
Other intangible assets	41,368	47,057	46,588
Total assets	$43,540,017	$36,620,583	$33,641,769
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$10,204,791	$7,216,758	$6,719,958
Interest bearing	25,447,083	22,890,380	20,798,857
Total deposits	35,651,874	30,107,138	27,518,815
Federal Home Loan Bank advances	1,228,416	674,870	574,823
Other borrowings	508,535	418,174	418,057
Subordinated notes	436,298	436,095	436,021
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,471,110	1,039,490	993,537
Total liabilities	39,549,799	32,929,333	30,194,819
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2020, December 31, 2019 and June 30, 2019	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at June 30, 2020 and no shares issued and outstanding at December 31, 2019 and June 30, 2019	287,500	—	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2020, December 31, 2019 and June 30, 2019; 58,294,456 shares issued at June 30, 2020, 57,950,803 shares issued at December 31, 2019 and 56,794,328 shares issued at June 30, 2019	58,294	57,951	56,794
Surplus	1,643,864	1,650,278	1,569,969
Treasury stock, at cost, 720,784 shares at June 30, 2020, 128,912 shares at December 31, 2019, and 126,482 shares at June 30, 2019	(44,891)	(6,931)	(6,650)
Retained earnings	1,921,048	1,899,630	1,747,266
Accumulated other comprehensive loss	(597)	(34,678)	(45,429)
Total shareholders’ equity	3,990,218	3,691,250	3,446,950
Total liabilities and shareholders’ equity	$43,540,017	$36,620,583	$33,641,769
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income
Interest and fees on loans	$294,746	$309,161	$596,585	$606,148
Mortgage loans held-for-sale	4,764	3,104	7,929	5,313
Interest bearing deposits with banks	1,310	5,206	6,078	10,506
Federal funds sold and securities purchased under resale agreements	16	—	102	—
Investment securities	27,105	27,721	59,572	55,677
Trading account securities	13	5	20	13
Federal Home Loan Bank and Federal Reserve Bank stock	1,765	1,439	3,342	2,794
Brokerage customer receivables	97	178	255	333
Total interest income	329,816	346,814	673,883	680,784
Interest expense
Interest on deposits	50,057	67,024	117,492	128,000
Interest on Federal Home Loan Bank advances	4,934	4,193	8,294	6,643
Interest on other borrowings	3,436	3,525	6,982	7,158
Interest on subordinated notes	5,506	2,806	10,978	4,581
Interest on junior subordinated debentures	2,752	3,064	5,563	6,214
Total interest expense	66,685	80,612	149,309	152,596
Net interest income	263,131	266,202	524,574	528,188
Provision for credit losses	135,053	24,580	188,014	35,204
Net interest income after provision for credit losses	128,078	241,622	336,560	492,984
Non-interest income
Wealth management	22,636	24,139	48,577	48,116
Mortgage banking	102,324	37,411	150,650	55,569
Service charges on deposit accounts	10,420	9,277	21,685	18,125
Gains (losses) on investment securities, net	808	864	(3,551)	2,228
Fees from covered call options	—	643	2,292	2,427
Trading losses, net	(634)	(44)	(1,085)	(215)
Operating lease income, net	11,785	11,733	23,769	22,529
Other	14,654	14,135	32,898	31,036
Total non-interest income	161,993	98,158	275,235	179,815
Non-interest expense
Salaries and employee benefits	154,156	133,732	290,918	259,455
Equipment	15,846	12,759	30,680	24,529
Operating lease equipment depreciation	9,292	8,768	18,552	17,087
Occupancy, net	16,893	15,921	34,440	32,166
Data processing	10,406	6,204	18,779	13,729
Advertising and marketing	7,704	12,845	18,566	22,703
Professional fees	7,687	6,228	14,408	11,784
Amortization of other intangible assets	2,820	2,957	5,683	5,899
FDIC insurance	7,081	4,127	11,216	7,703
OREO expense, net	237	1,290	(639)	1,922
Other	27,246	24,776	51,406	47,004
Total non-interest expense	259,368	229,607	494,009	443,981
Income before taxes	30,703	110,173	117,786	228,818
Income tax expense	9,044	28,707	33,315	58,206
Net income	$21,659	$81,466	$84,471	$170,612
Preferred stock dividends	2,050	2,050	4,100	4,100
Net income applicable to common shares	$19,609	$79,416	$80,371	$166,512
Net income per common share—Basic	$0.34	$1.40	$1.40	$2.94
Net income per common share—Diluted	$0.34	$1.38	$1.38	$2.91
Cash dividends declared per common share	$0.28	$0.25	$0.56	$0.50
Weighted average common shares outstanding	57,567	56,662	57,593	56,596
Dilutive potential common shares	414	699	481	700
Average common shares and dilutive common shares	57,981	57,361	58,074	57,296
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$21,659	$81,466	$84,471	$170,612
Unrealized gains on available-for-sale securities
Before tax	5,068	26,177	96,422	64,452
Tax effect	(1,350)	(6,977)	(25,697)	(17,296)
Net of tax	3,718	19,200	70,725	47,156
Reclassification of net (losses) gains on available-for-sale securities included in net income
Before tax	(341)	523	150	456
Tax effect	92	(140)	(40)	(122)
Net of tax	(249)	383	110	334
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	46	214	124	358
Tax effect	(12)	(57)	(33)	(98)
Net of tax	34	157	91	260
Net unrealized gains on available-for-sale securities	3,933	18,660	70,524	46,562
Unrealized losses on derivative instruments
Before tax	(2,867)	(22,168)	(41,560)	(27,164)
Tax effect	773	5,918	11,095	7,263
Net unrealized losses on derivative instruments	(2,094)	(16,250)	(30,465)	(19,901)
Foreign currency adjustment
Before tax	6,677	3,232	(7,655)	6,123
Tax effect	(1,510)	(727)	1,677	(1,341)
Net foreign currency adjustment	5,167	2,505	(5,978)	4,782
Total other comprehensive income	7,006	4,915	34,081	31,443
Comprehensive income	$28,665	$86,381	$118,552	$202,055
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at March 31, 2019	$125,000	$56,765	$1,565,185	$(6,650)	$1,682,016	$(50,344)	$3,371,972
Net income	—	—	—	—	81,466	—	81,466
Other comprehensive income, net of tax	—	—	—	—	—	4,915	4,915
Cash dividends declared on common stock, $0.25 per share	—	—	—	—	(14,166)	—	(14,166)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	2,965	—	—	—	2,965
Common stock issued for:
Exercise of stock options and warrants	—	16	643	—	—	—	659
Restricted stock awards	—	3	(3)	—	—	—	—
Employee stock purchase plan	—	10	656	—	—	—	666
Director compensation plan	—	—	523	—	—	—	523
Balance at June 30, 2019	$125,000	$56,794	$1,569,969	$(6,650)	$1,747,266	$(45,429)	$3,446,950

Balance at January 1, 2019	$125,000	$56,518	$1,557,984	$(5,634)	$1,610,574	$(76,872)	$3,267,570
Cumulative effect adjustment from the adoption of ASU 2017-08	—	—	—	—	(1,531)	—	(1,531)
Net income	—	—	—	—	170,612	—	170,612
Other comprehensive income, net of tax	—	—	—	—	—	31,443	31,443
Cash dividends declared on common stock, $0.50 per share	—	—	—	—	(28,289)	—	(28,289)
Dividends on preferred stock, $0.82 per share	—	—	—	—	(4,100)	—	(4,100)
Stock-based compensation	—	—	6,283	—	—	—	6,283
Common stock issued for:
Exercise of stock options and warrants	—	95	3,507	(575)	—	—	3,027
Restricted stock awards	—	142	(142)	(441)	—	—	(441)
Employee stock purchase plan	—	21	1,328	—	—	—	1,349
Director compensation plan	—	18	1,009	—	—	—	1,027
Balance at June 30, 2019	$125,000	$56,794	$1,569,969	$(6,650)	$1,747,266	$(45,429)	$3,446,950

Balance at March 31, 2020	$125,000	$58,266	$1,652,063	$(44,891)	$1,917,558	$(7,603)	$3,700,393
Net income	—	—	—	—	21,659	—	21,659
Other comprehensive income, net of tax	—	—	—	—	—	7,006	7,006
Cash dividends declared on common stock, $0.28 per share	—	—	—	—	(16,119)	—	(16,119)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Common stock repurchases	—	—	—	—	—	—	—
Stock-based compensation	—	—	541	—	—	—	541
Issuance of Series E preferred stock	287,500	—	(10,125)	—	—	—	277,375
Common stock issued for:
Exercise of stock options and warrants	—	3	158	—	—	—	161
Restricted stock awards	—	3	(3)	—	—	—	—
Employee stock purchase plan	—	22	654	—	—	—	676
Director compensation plan	—	—	576	—	—	—	576
Balance at June 30, 2020	$412,500	$58,294	$1,643,864	$(44,891)	$1,921,048	$(597)	$3,990,218

Balance at January 1, 2020	$125,000	$57,951	$1,650,278	$(6,931)	$1,899,630	$(34,678)	$3,691,250
Cumulative effect adjustment from the adoption of ASU 2016-13, net of tax	—	—	—	—	(26,717)	—	(26,717)
Net income	—	—	—	—	84,471	—	84,471
Other comprehensive income, net of tax	—	—	—	—	—	34,081	34,081
Cash dividends declared on common stock, $0.56 per share	—	—	—	—	(32,236)	—	(32,236)
Dividends on preferred stock, $0.82 per share	—	—	—	—	(4,100)	—	(4,100)
Common stock repurchases	—	—	—	(37,116)	—	—	(37,116)
Stock-based compensation	—	—	(2,278)	—	—	—	(2,278)
Issuance of Series E preferred stock	287,500	—	(10,125)	—	—	—	277,375
Common stock issued for:
Exercise of stock options and warrants	—	98	3,701	(92)	—	—	3,707
Restricted stock awards	—	193	(193)	(752)	—	—	(752)
Employee stock purchase plan	—	32	1,353	—	—	—	1,385
Director compensation plan	—	20	1,128	—	—	—	1,148
Balance at June 30, 2020	$412,500	$58,294	$1,643,864	$(44,891)	$1,921,048	$(597)	$3,990,218
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019
Operating Activities:
Net income	$84,471	$170,612
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Provision for credit losses	188,014	35,204
Depreciation, amortization and accretion, net	47,138	43,322
Stock-based compensation expense	(2,278)	6,283
Net amortization of premium on securities	4,694	2,971
Accretion of discount and deferred fees on loans, net	(41,304)	(11,746)
Mortgage servicing rights fair value change, net	35,509	19,122
Originations and purchases of mortgage loans held-for-sale	(3,426,911)	(1,832,264)
Proceeds from sales of mortgage loans held-for-sale	3,035,641	1,736,063
Bank owned life insurance ("BOLI") income	(666)	(2,740)
Decrease (increase) in trading securities, net	178	(738)
Net decrease (increase) in brokerage customer receivables	1,950	(960)
Gains on mortgage loans sold	(155,108)	(51,086)
Losses (gains) on investment securities, net	3,551	(2,228)
Losses on sales of premises and equipment, net	3	37
Net (gains) losses on sales and fair value adjustments of other real estate owned	(694)	1,115
Increase in accrued interest receivable and other assets, net	(171,099)	(139,971)
Increase in accrued interest payable and other liabilities, net	27,244	49,233
Net Cash (Used for) Provided by Operating Activities	(369,667)	22,229
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	549,981	231,198
Proceeds from maturities and calls of held-to-maturity securities	529,974	51,393
Proceeds from sales of available-for-sale securities	502,676	667,918
Proceeds from sales of equity securities with readily determinable fair value	4,030	11,000
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	444	609
Purchases of available-for-sale securities	(1,048,539)	(871,269)
Purchases of held-to-maturity securities	(124,802)	(178,331)
Purchases of equity securities with readily determinable fair value	(7,659)	(18,677)
Purchases of equity securities without readily determinable fair value	(3,166)	(1,072)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(34,832)	(672)
(Purchases of) distributions from investments in partnerships, net	(355)	772
Net cash received (paid) in business combinations	—	748
Proceeds from sales of other real estate owned	5,405	5,155
Net increase in interest bearing deposits with banks	(1,852,194)	(337,581)
Net increase in loans	(4,460,325)	(1,340,204)
Purchases of premises and equipment, net	(38,132)	(31,297)
Net Cash Used for Investing Activities	(5,977,494)	(1,810,310)
Financing Activities:
Increase in deposit accounts, net	5,545,133	1,262,941
Increase in other borrowings, net	98,974	16,243
Increase in Federal Home Loan Bank advances, net	553,500	148,441
Proceeds from the issuance of subordinated notes, net	—	296,741
Proceeds from the issuance of preferred stock, net	277,375	—
Cash payments to settle contingent consideration liabilities recognized in business combinations	(1,276)	(66)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	6,332	5,978
Common stock repurchases authorized	(37,116)	—
Common stock repurchases for tax withholdings related to stock-based compensation	(844)	(1,016)
Dividends paid	(36,336)	(32,389)
Net Cash Provided by Financing Activities	6,405,742	1,696,873
Net Increase (Decrease) in Cash and Cash Equivalents	58,581	(91,208)
Cash and Cash Equivalents at Beginning of Period	286,476	392,200
Cash and Cash Equivalents at End of Period	$345,057	$300,992
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

(2) Recent Accounting Developments

Allowance for Credit Losses

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining lifetime credit loss estimates. This impacts the calculation of an allowance for credit losses for all financial assets measured under the amortized cost basis, including held-to-maturity debt securities and purchased credit deteriorated ("PCD") assets at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities.

The FASB has continued to issue various updates to clarify and improve specific areas of ASU No. 2016-13. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” to clarify the implementation guidance within ASU No. 2016-13 surrounding narrow aspects of Topic 326, including the impact of the guidance on operating lease receivables. In May 2019, FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," allowing for the irrevocable election of the fair value option for certain financial assets, on an instrument-by-instrument basis, within the scope previously measured at amortized cost basis. In February 2020, the FASB issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842),” which adds and amends SEC Staff Guidance paragraphs within these Topics in the Codification to reflect the issuance of SEC Staff Accounting Bulletin (SAB) No. 119, which includes the SEC's general statement on measuring current expected credit losses, and information on developing, reporting, and validating a systematic methodology. ASU No. 2020-02 was effective upon issuance.

In May 2020, federal and state banking regulators issued the final “Interagency Policy Statement on Allowance for Credit Losses." The policy statement was issued to maintain conformance with GAAP and FASB ASC Topic 326 and does not prescribe how estimation methods are used, nor how key assumptions are determined. The final guidance describes the measurement of expected credit losses, including the design, documentation, and validation of expected credit loss estimation processes, internal controls over these processes, and the responsibilities of boards of directors and management, in addition to examiner reviews of the allowance for credit losses. The final Policy Statement replaces the existing policy statements related to the allowance for loan and lease losses under the prior incurred loss methodology and was effective upon adoption of ASC Topic 326.

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

•
The Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $109.1 million at June 30, 2020.

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

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current troubled debt restructuring ("TDR") accounting guidance under Accounting Standards Codification ("ASC") 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan modifications. Further, in April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for credit losses on its loan portfolio.

The Act also provided financial institutions with the option to defer adoption of ASU No. 2016-13 until the earlier of the date the COVID-19 national emergency comes to an end or December 31, 2020. The Company did not elect to defer adoption and elected to adopt ASU No. 2016-13 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2020.

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

SEC Amendments to Financial Disclosures about Acquired and Disposed Businesses

In May 2020, the SEC issued a final rule on “Amendments to Financial Disclosures about Acquired and Disposed Businesses,” which provides for specific disclosure changes, including revising the investment and income significance tests, conforming the significance threshold and tests for a disposed business to those used for an acquired business, permitting abbreviated financial statements for certain acquisitions of a component of an entity, and reducing the maximum number of years for which financial statements are required for acquired businesses from three years to two years, among other amendments. This guidance is effective on January 1, 2021 and early compliance is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

(3) Business Combinations and Asset Acquisitions

Bank Acquisitions

On November 1, 2019, the Company completed its acquisition of SBC, Incorporated ("SBC"). SBC was the parent company of Countryside Bank. Through this business combination, the Company acquired Countryside Bank's six banking offices located in Countryside, Burbank, Darien, Homer Glen, Oak Brook and Chicago, Illinois. As of the acquisition date, the Company acquired approximately $619.8 million in assets, including approximately $423.0 million in loans, and approximately $507.8 million in deposits. The Company recorded goodwill of approximately $40.3 million related to the acquisition.

On October 7, 2019, the Company completed its acquisition of STC Bancshares Corp. ("STC"). STC was the parent company of STC Capital Bank. Through this business combination, the Company acquired STC Capital Bank's five banking offices located in the communities of St. Charles, Geneva and South Elgin, Illinois. As of the acquisition date, the Company acquired approximately $250.1 million in assets, including approximately $174.3 million in loans, and approximately $201.2 million in deposits. The Company recorded goodwill of approximately $19.1 million related to the acquisition.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$59,949	$590	$—	$60,539
U.S. Government agencies	287,811	5,696	—	293,507
Municipal	147,411	3,721	(253)	150,879
Corporate notes:
Financial issuers	106,744	514	(5,398)	101,860
Other	1,000	19	—	1,019
Mortgage-backed: (1)
Mortgage-backed securities	2,459,274	110,354	(7)	2,569,621
Collateralized mortgage obligations	17,110	427	(1)	17,536
Total available-for-sale securities	$3,079,299	$121,321	$(5,659)	$3,194,961
Held-to-maturity securities
U.S. Government agencies	$514,404	$4,961	$—	$519,365
Municipal	214,126	10,952	(157)	224,921
Total held-to-maturity securities	$728,530	$15,913	$(157)	$744,286
Less: Allowance for credit losses (2)	(65)
Held-to-maturity securities, net of allowance for credit losses	$728,465
Equity securities with readily determinable fair value	$51,673	$1,164	$(377)	$52,460

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

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

	June 30, 2019
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

Equity securities without readily determinable fair values totaled $31.1 million as of June 30, 2020. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward adjustments related to such observable price changes for the three months ended June 30, 2020 and $393,000 of upward adjustments for the six months ended June 30, 2020. No downward adjustments on such securities were recorded for the three and six month periods ended June 30, 2020. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three and six months ended June 30, 2020, the Company recorded $388,000 and $2.1 million, respectively, of impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	—	—	—	—
Municipal	42,604	(238)	944	(15)	43,548	(253)
Corporate notes:
Financial issuers	6,469	(526)	62,112	(4,872)	68,581	(5,398)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	1,068	(7)	—	—	1,068	(7)
Collateralized mortgage obligations	396	(1)	—	—	396	(1)
Total available-for-sale securities	$50,537	$(772)	$63,056	$(4,887)	$113,593	$(5,659)

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

The Company does not consider available-for-sale securities with unrealized losses at June 30, 2020 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes.

See Note 7—Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at June 30, 2020.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Realized gains on investment securities	$151	$530	$647	$547
Realized losses on investment securities	(492)	(7)	(497)	(91)
Net realized (losses) gains on investment securities	(341)	523	150	456
Unrealized gains on equity securities with readily determinable fair value	1,647	703	1,647	2,134
Unrealized losses on equity securities with readily determinable fair value	(110)	(209)	(3,656)	(209)
Net unrealized gains (losses) on equity securities with readily determinable fair value	1,537	494	(2,009)	1,925
Upward adjustments of equity securities without readily determinable fair values	—	110	393	110
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	(388)	(263)	(2,085)	(263)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(388)	(153)	(1,692)	(153)
Other than temporary impairment charges (1)	—	—	—	—
Gains (losses) on investment securities, net	$808	$864	$(3,551)	$2,228
Proceeds from sales of available-for-sale securities(2)	$502,185	$404,462	$502,676	$667,918
Proceeds from sales of equity securities with readily determinable fair value	4,000	11,000	4,030	11,000
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	156	396	444	609

(1)	Applicable to periods prior to the adoption of ASU 2016-13.

(2)	Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2020, December 31, 2019 and June 30, 2019, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$120,316	$121,023	$183,996	$185,035	$114,853	$115,231
Due in one to five years	74,427	76,284	62,679	64,064	137,427	139,958
Due in five to ten years	173,429	169,249	186,683	184,666	114,428	109,246
Due after ten years	234,743	241,248	292,308	292,924	168,539	172,296
Mortgage-backed	2,476,384	2,587,157	2,361,158	2,379,525	1,646,323	1,649,423
Total available-for-sale securities	$3,079,299	$3,194,961	$3,086,824	$3,106,214	$2,181,570	$2,186,154
Held-to-maturity securities
Due in one year or less	$6,988	$7,028	$6,061	$6,074	$7,573	$7,566
Due in one to five years	21,818	22,362	28,697	28,986	27,768	27,952
Due in five to ten years	146,937	153,664	213,104	216,957	321,474	325,009
Due after ten years	552,787	561,232	886,538	886,379	834,819	837,951
Total held-to-maturity securities	$728,530	$744,286	$1,134,400	$1,138,396	$1,191,634	$1,198,478
Less: Allowance for credit losses(1)	(65)
Held-to-maturity securities, net of allowance for credit losses	$728,465

(1)
As of January 1, 2020, the Company adopted ASU 2016-13 related to credit losses on financial assets held at amortized cost. As a result of such adoption, the Company measured an allowance for credit losses as of June 30, 2020 related to lifetime expected credit losses on held-to-maturity investment securities.

Securities having a carrying value of $3.2 billion at June 30, 2020 as well as securities having a carrying value of $1.7 billion and $1.9 billion at December 31, 2019 and June 30, 2019, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances and available lines of credit, securities sold under repurchase agreements and derivatives. At June 30, 2020, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2020	2019	2019
Balance:
Commercial	$11,859,232	$8,285,920	$8,270,774
Commercial real estate	8,200,745	8,020,276	7,276,244
Home equity	466,596	513,066	527,370
Residential real estate	1,427,429	1,354,221	1,118,178
Premium finance receivables
Commercial insurance	3,999,774	3,442,027	3,368,423
Life insurance	5,400,802	5,074,602	4,634,478
Consumer and other	48,325	110,178	109,192
Total loans, net of unearned income	$31,402,903	$26,800,290	$25,304,659
Mix:
Commercial	38%	31%	33%
Commercial real estate	26	30	29
Home equity	1	2	2
Residential real estate	5	5	4
Premium finance receivables
Commercial insurance	13	13	13
Life insurance	17	19	18
Consumer and other	0	0	1
Total loans, net of unearned income	100%	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses located within the geographic market areas that the banks serve. Additionally, to provide short-term relief due to macroeconomic deterioration from the COVID-19 pandemic to small businesses within such market areas, the Company originates loans through the Paycheck Protection Program ("PPP"), an expansion of guaranteed lending under Section 7(a) of the Small Business Act within the CARES Act. As of June 30, 2020, the Company's commercial portfolio included approximately $3.3 billion of such PPP loans. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $114.8 million at June 30, 2020, $118.4 million at December 31, 2019 and $119.7 million at June 30, 2019.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(61.7) million at June 30, 2020, $9.1 million at December 31, 2019 and $5.6 million at June 30, 2019. Prior to January 1, 2020, PCI loans were recorded net of credit discounts. See “PCI Loans” below.

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

PCI Loans

Prior to January 1, 2020, PCI loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. Measurement of any allowance for loan losses on these loans were offset by the remaining credit discount related to the pool. Changes in expected cash flows would vary from period to period as the Company periodically updated its cash flow model assumptions for PCI loans. The factors that most significantly affect the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, included changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions and loss estimates. As a result of the implementation of CECL, beginning in the first quarter of 2020, PCI loans transitioned to a classification of PCD, which no longer maintains the prior pools and related accounting concepts. The following tables present the required disclosures for PCI loans before the adoption of CECL.

Acquired Loan Information at Acquisition—PCI Loans

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	December 31, 2019
(In thousands)	Unpaid Principal Balance	Carrying Value

PCI loans	$455,784	$425,372

Accretable Yield Activity - PCI Loans

The following table provides activity for the accretable yield of PCI loans as of June 30, 2019:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Accretable yield, beginning balance	$34,092	$34,876
Acquisitions	1,874	1,874
Accretable yield amortized to interest income	(4,084)	(7,913)
Reclassification from non-accretable difference (1)	432	2,006
Increases in interest cash flows due to payments and changes in interest rates	1,975	3,446
Accretable yield, ending balance	$34,289	$34,289

(1)	Reclassification is the result of subsequent increases in expected principal cash flows.

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

Commercial loans, including PPP loans: The Company makes commercial loans for many purposes, including working capital lines and leasing arrangements, that are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Underlying collateral includes receivables, inventory, enterprise value and the assets of the business. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. This portfolio includes a range of industries, including manufacturing, restaurants, franchise, professional services, equipment finance and leasing, mortgage warehouse lending and industrial.

The Company also originates loans through PPP. Administered by the Small Business Administration ("SBA"), PPP provides short-term relief primarily related to the disruption from COVID-19 to companies and non-profits that meet the SBA’s definition of an eligible small business. Under the program, the SBA will forgive all or a portion of the loan if, during a certain period, loans are used for qualifying expenses. If all or a portion of the loan is not forgiven, the borrower is responsible for repayment. PPP loans are fully guaranteed by the SBA, including any portion not forgiven. The SBA guarantee exists at the inception of the loan and throughout its life and is not separated from the loan if the loan is subsequently sold or transferred. As it is not considered a freestanding contract, the Company considers the impact of the SBA guarantee when measuring the allowance for credit losses.

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

Residential real estate loans: The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. The Company's adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. The Company believes that since this loan portfolio consists primarily of locally originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company faces a relatively low risk of borrower default and delinquency. It is not the Company's current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans.

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

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at June 30, 2020, December 31, 2019 and June 30, 2019. For periods prior to January 1, 2020, PCI loans are disclosed in segmentation consistent with that discussed above for comparative purposes. For accounting purposes, including recognition of interest income, PCI loans were aggregated into pools by common risk characteristics separate from non-acquired loans. As a result of the implementation of ASU 2016-13, beginning in the first quarter of 2020, PCI loans transitioned to a classification of purchased financial assets with credit deterioration ("PCD"), which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loans is considered at the individual asset level following the Company's accrual policies, instead of based upon the entire pool of loans. As a result, such PCD loans are included within nonaccrual status, if applicable.

As of June 30, 2020		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$42,882	$1,374	$8,952	$23,720	$8,446,936	$8,523,864
Commercial PPP loans	—	—	—	—	3,335,368	3,335,368
Commercial real estate
Construction and development	9,829	—	1,944	17,313	1,310,962	1,340,048
Non-construction	54,728	—	24,536	58,215	6,723,218	6,860,697
Home equity	7,261	—	—	1,296	458,039	466,596
Residential real estate	19,529	—	1,506	4,400	1,401,994	1,427,429
Premium finance receivables
Commercial insurance loans	16,445	35,638	35,967	46,556	3,865,168	3,999,774
Life insurance loans	15	—	6,386	14,604	5,379,797	5,400,802
Consumer and other	427	156	4	281	47,457	48,325
Total loans, net of unearned income	$151,116	$37,168	$79,295	$166,385	$30,968,939	$31,402,903

As of December 31, 2019		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:(1)
Commercial
Commercial, industrial and other, excluding PPP loans	$37,224	$1,855	$3,275	$77,324	$8,166,242	$8,285,920
Commercial PPP loans	—	—	—	—	—	—
Commercial real estate
Construction and development	2,112	3,514	5,292	48,964	1,223,567	1,283,449
Non-construction	24,001	11,432	26,254	48,603	6,626,537	6,736,827
Home equity	7,363	—	454	3,533	501,716	513,066
Residential real estate	13,797	5,771	3,089	18,041	1,313,523	1,354,221
Premium finance receivables
Commercial insurance loans	20,590	11,517	12,119	18,783	3,379,018	3,442,027
Life insurance loans	590	—	—	32,559	5,041,453	5,074,602
Consumer and other	231	287	40	344	109,276	110,178
Total loans, net of unearned income	$105,908	$34,376	$50,523	$248,151	$26,361,332	$26,800,290

As of June 30, 2019		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:(1)
Commercial
Commercial, industrial and other, excluding PPP loans	$47,604	$1,939	$5,283	$16,102	$8,199,846	$8,270,774
Commercial PPP loans	—	—	—	—	—	—
Commercial real estate
Construction and development	2,256	—	577	25,929	971,631	1,000,393
Non-construction	18,619	5,124	10,622	47,058	6,194,428	6,275,851
Home equity	8,489	—	321	2,155	516,405	527,370
Residential real estate	14,236	1,867	1,306	1,832	1,098,937	1,118,178
Premium finance receivables
Commercial insurance loans	13,833	6,940	17,977	16,138	3,313,535	3,368,423
Life insurance loans	590	—	18,580	19,673	4,595,635	4,634,478
Consumer and other	220	235	242	227	108,268	109,192
Total loans, net of unearned income	$105,847	$16,105	$54,908	$129,114	$24,998,685	$25,304,659

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

The Company’s Problem Loan Reporting system includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible and, as a result, no longer share similar risk characteristics as its related pool. If that is the case, the individual loan is considered collateral dependent and individually assessed for an allowance for credit loss. The Company’s individual assessment utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions.

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status or a charge-off. If the Company determines that a loan amount or portion thereof is uncollectible, the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at June 30, 2020:

As of June 30, 2020	Year of Origination							Revolving	Total
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$1,072,045	$1,333,365	$1,070,718	$749,203	$349,600	$549,941	$2,434,548	$7,480	$7,566,900
Special mention	42,463	132,621	64,833	46,902	73,195	22,074	122,136	—	504,224
Substandard accrual	8,334	109,572	76,045	54,875	26,689	37,065	97,278	—	409,858
Substandard nonaccrual/doubtful	1,266	3,135	8,983	6,248	7,596	11,662	3,992	—	42,882
Total commercial, industrial and other	$1,124,108	$1,578,693	$1,220,579	$857,228	$457,080	$620,742	$2,657,954	$7,480	$8,523,864
Commercial PPP
Pass	$3,335,368	$—	$—	$—	$—	$—	$—	$—	$3,335,368
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total commercial PPP	$3,335,368	$—	$—	$—	$—	$—	$—	$—	$3,335,368
Construction and development
Pass	$97,379	$445,363	$352,613	$180,506	$86,444	$65,689	$22,102	$—	$1,250,096
Special mention	—	19,198	25,776	—	—	13,214	—	—	58,188
Substandard accrual	—	1,140	10,161	3,403	4,011	3,220	—	—	21,935
Substandard nonaccrual/doubtful	—	—	1,997	3,082	1,072	3,678	—	—	9,829
Total construction and development	$97,379	$465,701	$390,547	$186,991	$91,527	$85,801	$22,102	$—	$1,340,048
Non-construction
Pass	$578,157	$1,047,153	$945,334	$835,676	$701,769	$1,818,599	$169,035	$379	$6,096,102
Special mention	1,914	75,935	82,827	66,962	98,309	164,795	1,573	—	492,315
Substandard accrual	1,376	24,969	17,159	30,774	21,377	121,063	834	—	217,552
Substandard nonaccrual/doubtful	—	1,127	6,193	3,376	8,753	35,279	—	—	54,728
Total non-construction	$581,447	$1,149,184	$1,051,513	$936,788	$830,208	$2,139,736	$171,442	$379	$6,860,697
Home equity
Pass	$—	$—	$47	$28	$43	$7,701	$422,478	$—	$430,297
Special mention	—	—	—	393	83	5,007	8,975	—	14,458
Substandard accrual	—	—	135	—	239	11,084	2,430	692	14,580
Substandard nonaccrual/doubtful	—	57	—	90	240	5,138	1,736	—	7,261
Total home equity	$—	$57	$182	$511	$605	$28,930	$435,619	$692	$466,596
Residential real estate
Pass	$108,260	$404,584	$165,085	$168,879	$136,930	$388,898	$—	$—	$1,372,636
Special mention	54	2,217	2,238	2,811	2,811	9,105	—	—	19,236
Substandard accrual	—	519	1,286	2,563	5,744	5,916	—	—	16,028
Substandard nonaccrual/doubtful	—	338	757	3,611	2,629	12,194	—	—	19,529
Total residential real estate	$108,314	$407,658	$169,366	$177,864	$148,114	$416,113	$—	$—	$1,427,429
Premium finance receivables - commercial
Pass	$3,347,679	$579,537	$8,624	$404	$—	$—	$—	$—	$3,936,244
Special mention	31,769	11,350	3	—	—	—	—	—	43,122
Substandard accrual	431	3,393	139	—	—	—	—	—	3,963
Substandard nonaccrual/doubtful	2,756	11,807	1,878	4	—	—	—	—	16,445
Total premium finance receivables - commercial	$3,382,635	$606,087	$10,644	$408	$—	$—	$—	$—	$3,999,774
Premium finance receivables - life
Pass	$253,869	$488,256	$572,343	$591,854	$733,692	$2,760,183	$—	$—	$5,400,197
Special mention	—	—	—	590	—	—	—	—	590
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	15	—	—	15
Total premium finance receivables - life	$253,869	$488,256	$572,343	$592,444	$733,692	$2,760,198	$—	$—	$5,400,802

Consumer and other
Pass	$1,279	$3,351	$2,351	$786	$581	$20,530	$18,219	$—	$47,097
Special mention	16	30	1	130	1	353	2	—	533
Substandard accrual	15	8	—	—	—	242	3	—	268
Substandard nonaccrual/doubtful	—	14	4	17	—	392	—	—	427
Total consumer and other	$1,310	$3,403	$2,356	$933	$582	$21,517	$18,224	$—	$48,325
Total loans (1)
Pass	$8,794,036	$4,301,609	$3,117,115	$2,527,336	$2,009,059	$5,611,541	$3,066,382	$7,859	$29,434,937
Special mention	76,216	241,351	175,678	117,788	174,399	214,548	132,686	—	1,132,666
Substandard accrual	10,156	139,601	104,925	91,615	58,060	178,590	100,545	692	684,184
Substandard nonaccrual/doubtful	4,022	16,478	19,812	16,428	20,290	68,358	5,728	—	151,116
Total loans	$8,884,430	$4,699,039	$3,417,530	$2,753,167	$2,261,808	$6,073,037	$3,305,341	$8,551	$31,402,903

(1)
Includes $702.7 million of loans with COVID-19 related modifications that migrated from pass as of March 1, 2020 to special mention or substandard accrual as of June 30, 2020. These loans were qualitatively evaluated as a part of the measurement of the allowance for credit losses as of June 30, 2020.

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

As of June 30, 2020	Year of Origination						Total
(In thousands)	2020	2019	2018	2017	2016	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$124,575	$284,973	$101,450	$—	$—	$3,406	$514,404
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$124,575	$284,973	$101,450	$—	$—	$3,406	$514,404
Municipal
1-4 internal grade	$—	$162	$7,611	$44,073	$10,200	$152,080	$214,126
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$162	$7,611	$44,073	$10,200	$152,080	$214,126
Total held-to-maturity securities							$728,530
Less: Allowance for credit losses							(65)
Held-to-maturity securities, net of allowance for credit losses							$728,465

Measurement of Allowance for Credit Losses

The Company's allowance for credit losses consists of the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity debt security losses. In accordance with ASC 326, the Company measures the allowance for credit losses at the time of origination or purchase of a financial asset, representing an estimate of lifetime expected credit losses on the related asset. When developing its estimate, the Company considers available information relevant to assessing the collectability of cash flows, from both internal and external sources. Historical credit loss experience is one input in the estimation process as well as inputs relevant to current conditions and reasonable and supportable forecasts. In considering past events, the Company considers the relevance, or lack thereof, of historical information due to changes in such things as financial asset underwriting or collection practices, and changes in portfolio mix due to changing business plans and strategies. In considering current conditions and forecasts, the Company considers both the current economic environment and the forecasted direction of the economic environment with emphasis on those factors deemed relevant to or driving changes in expected credit losses. As significant judgment is required, the review of the appropriateness of the allowance for credit losses is performed quarterly by various committees with participation by the Company's executive management.

	June 30,	December 31,	June 30,
(In thousands)	2020	2019	2019
Allowance for loan losses	$313,510	156,828	$160,421
Allowance for unfunded lending-related commitments losses	59,599	1,633	1,480
Allowance for loan losses and unfunded lending-related commitments losses	373,109	158,461	161,901
Allowance for held-to-maturity securities losses	65	—	—
Allowance for credit losses	$373,174	$158,461	$161,901

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macroeconomic scenario provided by a third-party and reviewed within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are only considered when either 1) the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable, or 2) the expected extension, renewal or modification is reasonably expected to result in a TDR. The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

Assets that do not share similar risk characteristic with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including substandard nonaccrual assets and assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of June 30, 2020, substandard nonaccrual loans totaling $83.4 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Considering accounting relief provided under Section 4013 of the CARES Act, loans identified as being reasonably expected to be modified into TDRs in the future totaled $4.4 million as of June 30, 2020.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and six months ended June 30, 2020 and 2019 is as follows. Periods prior to January 1, 2020 are presented in accordance with accounting rules effective at that time.

Three months ended June 30, 2020		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$107,346	$112,796	$12,394	$12,550	$7,880	$446	$253,412
Other adjustments	—	—	—	—	42	—	42
Charge-offs	(5,686)	(7,224)	(239)	(293)	(3,434)	(99)	(16,975)
Recoveries	112	493	46	30	833	58	1,572
Provision for credit losses	31,825	91,061	(12)	(372)	12,271	285	135,058
Allowance for credit losses at period end	$133,597	$197,126	$12,189	$11,915	$17,592	$690	$373,109
Individually measured	$12,689	$5,023	$264	$393	$—	$114	$18,483
Collectively measured	120,908	192,103	11,925	11,522	17,592	576	354,626
Loans at period end
Individually measured	$48,220	$83,664	$22,782	$28,145	$—	$554	$183,365
Collectively measured	11,811,012	8,117,081	443,814	1,144,670	9,400,576	47,771	30,964,924
Loans held at fair value	—	—	—	254,614	—	—	254,614

Three months ended June 30, 2019	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses
Allowance for credit losses at beginning of period	$74,638	$59,260	$8,627	$7,630	$8,219	$1,248	$159,622
Other adjustments	—	(11)	(13)	(8)	21	—	(11)
Charge-offs	(17,380)	(326)	(690)	(287)	(5,009)	(136)	(23,828)
Recoveries	289	247	68	140	734	60	1,538
Provision for credit losses	17,346	5,580	(4,361)	671	4,975	369	24,580
Allowance for credit losses at period end	$74,893	$64,750	$3,631	$8,146	$8,940	$1,541	$161,901
Individually measured	$10,588	$3,979	$209	$321	$—	$109	$15,206
Collectively measured	63,891	60,717	3,422	7,762	8,940	1,432	146,164
Loans acquired with deteriorated credit quality (1)	414	54	—	63	—	—	531
Loans at period end
Individually measured	$63,528	$33,749	$18,303	$21,663	$—	$271	$137,514
Collectively measured	8,182,921	7,115,504	509,067	980,167	7,856,344	106,276	24,750,279
Loans acquired with deteriorated credit quality (1)	24,325	126,991	—	10,267	146,557	2,645	310,785
Loans held at fair value	—	—	—	106,081	—	—	106,081

Six months ended June 30, 2020		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$64,920	$68,511	$3,878	$9,800	$9,647	$1,705	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	9,039	32,064	9,061	3,002	(4,959)	(863)	47,344
Other adjustments	—	—	—	—	(31)	—	(31)
Charge-offs	(7,839)	(7,794)	(1,240)	(694)	(6,618)	(227)	(24,412)
Recoveries	495	756	340	90	1,943	100	3,724
Provision for credit losses	66,982	103,589	150	(283)	17,610	(25)	188,023
Allowance for credit losses at period end	$133,597	$197,126	12,189	11,915	17,592	690	373,109

Six months ended June 30, 2019		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$67,826	$61,661	$8,507	$7,194	$7,715	$1,261	$154,164
Other adjustments	—	(35)	(20)	(15)	32	—	(38)
Charge-offs	(17,883)	(4,060)	(778)	(290)	(7,219)	(238)	(30,468)
Recoveries	607	727	130	169	1,290	116	3,039
Provision for credit losses	24,343	6,457	(4,208)	1,088	7,122	402	35,204
Allowance for credit losses at period end	$74,893	$64,750	$3,631	$8,146	$8,940	$1,541	$161,901

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

For the three and six month periods ended June 30, 2020, the Company recognized approximately $135.1 million and $188.0 million of provision for credit losses, respectively, related to loans and lending agreements, primarily as a result of the continued change to macroeconomic conditions created by the COVID-19 pandemic, and the impact on the Company's macroeconomic forecasts of the Commercial Real-Estate Price Index as well as other key model inputs (Baa corporate credit spreads, gross domestic product and Dow Jones Total Stock Market Index). The Company's macroeconomic forecasts of key model inputs assumes economic recovery from the impact of the COVID-19 pandemic during 2021. The Company also considered certain qualitative factors, including its low exposure to industries with highest risk factors and the impact of government-sponsored stimulus programs. Net charge-offs in the three and six month periods ending June 30, 2020 totaled $15.4 million and $20.7 million, respectively.

Held-to-maturity debt securities

At January 1, 2020, the Company established an allowance for credit losses on its held-to-maturity debt securities totaling approximately $74,000, which is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. Such adjustment was recorded directly to the Company's retained earnings, net of taxes. For the three and six month periods ended June 30, 2020, the Company recognized an approximately $5,000 and $9,000 credit to provision for credit losses related to held-to-maturity securities, respectively.

TDRs

At June 30, 2020, the Company had $83.5 million in loans modified in TDRs. The $83.5 million in TDRs represents 278 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

The Company’s approach to restructuring loans is built on its credit risk rating system, which requires credit management personnel to assign a credit risk rating to each loan. In each case, the loan officer is responsible for recommending a credit risk rating for each loan and ensuring the credit risk ratings are appropriate. These credit risk ratings are then reviewed and approved by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors, including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company’s credit risk rating scale is one through ten with higher scores indicating higher risk. In the case of loans rated six or worse following modification, the Company’s Managed Assets Division evaluates the loan and the credit risk rating and determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms and is supported by a current, well-documented credit assessment of the borrower’s financial condition and prospects for repayment under the revised terms.

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

TDRs are individually assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at June 30, 2020 and approximately $7.9 million of reserve was present and appropriately reserved for through the Company’s reserving methodology in the Company’s allowance for credit losses.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At June 30, 2020, the Company had $1.4 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $10.7 million and $10.4 million at June 30, 2020 and 2019, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and six months ended June 30, 2020 and 2019, respectively, which represent TDRs:

Three months ended June 30, 2020 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	7	$3,431	5	$443	—	$—	4	$3,257	—	$—
Commercial real estate
Non-construction	1	2,082	—	—	—	—	1	2,082	—	—
Residential real estate and other	21	3,504	21	3,505	10	1,590	—	—	—	—
Total loans	29	$9,017	26	$3,948	10	$1,590	5	$5,339	—	$—

Three months ended June 30, 2019 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$2,455	5	$2,455	1	$550	2	$1,494	—	$—
Commercial real estate
Non-construction	3	1,273	3	1,273	—	—	—	—	—	—
Residential real estate and other	22	5,761	22	5,761	9	1,942	—	—	—	—
Total loans	30	$9,489	30	$9,489	10	$2,492	2	$1,494	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended June 30, 2020, 29 loans totaling $9.0 million were determined to be TDRs, compared to 30 loans totaling $9.5 million during the three months ended June 30, 2019. Of these loans extended at below market terms, the weighted average extension had a term of approximately 18 months during the quarter ended June 30, 2020 compared to 15 months for the quarter ended June 30, 2019. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 142 basis points and 219 basis points during the three months ended June 30, 2020 and 2019, respectively. Interest-only payment terms were approximately eight months and six months during the three months ended June 30, 2020 and 2019, respectively. Additionally, no principal balances were forgiven in the second quarter of 2020 and 2019.

Six months ended June 30, 2020 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	12	$9,033	8	$4,759	—	$—	4	$3,257	1	$432
Commercial real estate
Non-construction	14	18,135	11	13,511	3	921	6	5,545	—	—
Residential real estate and other	41	5,646	33	5,395	15	2,376	—	—	—	—
Total loans	67	$32,814	52	$23,665	18	$3,297	10	$8,802	1	$432

Six months ended June 30, 2019 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	14	$21,385	7	$2,963	1	$550	9	$19,916	—	$—
Commercial real estate
Non-construction	4	1,575	3	1,273	—	—	1	302	—	—
Residential real estate and other	42	10,247	42	10,247	15	3,489	—	—	—	—
Total loans	60	$33,207	52	$14,483	16	$4,039	10	$20,218	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the six months ended June 30, 2020, 67 loans totaling $32.8 million were determined to be TDRs, compared to 60 loans totaling $33.2 million during the six months ended June 30, 2019. Of these loans extended at below market terms, the weighted average extension had a term of approximately 10 months during the six months ended June 30, 2020 compared to 14 months for the six months ended June 30, 2019. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 158 basis points and 216 basis points for the year-to-date periods June 30, 2020 and 2019, respectively. Interest-only payment terms were approximately 13 months and three months during the six months ended June 30, 2020 and 2019, respectively. Additionally, $453,000 of principal balances were forgiven in the first six months of 2020.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2020 and 2019, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2020		Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	22	$13,989	7	$4,252	8	$5,013
Commercial real estate
Non-construction	17	23,578	6	6,181	6	6,181
Residential real estate and other	144	15,606	12	2,507	13	2,818
Total loans	183	$53,173	25	$12,940	27	$14,012

(Dollars in thousands)	As of June 30, 2019		Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	17	$22,067	7	$12,220	7	$12,220
Commercial real estate
Non-construction	5	1,945	3	984	3	984
Residential real estate and other	90	17,842	7	1,100	8	1,229
Total loans	112	$41,854	17	$14,304	18	$14,433

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(Dollars in thousands)	December 31, 2019	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2020
Community banking	$536,396	$—	$—	$—	$536,396
Specialty finance	39,451	—	—	(1,007)	38,444
Wealth management	69,373	—	—	—	69,373
Total	$645,220	$—	$—	$(1,007)	$644,213

The specialty finance unit's goodwill decreased $1.0 million in the first six months of 2020 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether such events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. The Company further considered the amount by which fair value exceeded book value for each reporting unit in its most recent quantitative analysis and sensitivities performed.

At the conclusion of this assessment of all reporting units, the Company determined that as of June 30, 2020, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of June 30, 2020 is as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$58,423
Accumulated amortization	(29,673)	(26,326)	(32,652)
Net carrying amount	$25,533	$28,880	$25,771
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$31,333	$34,680	$31,571
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,959	$1,965	$1,964
Accumulated amortization	(1,602)	(1,552)	(1,500)
Net carrying amount	$357	$413	$464
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$20,430
Accumulated amortization	(10,752)	(8,466)	(5,877)
Net carrying amount	$9,678	$11,964	$14,553
Total intangible assets:
Gross carrying amount	$83,395	$83,401	$86,617
Accumulated amortization	(42,027)	(36,344)	(40,029)
Total intangible assets, net	$41,368	$47,057	$46,588

Estimated amortization
Actual in six months ended June 30, 2020	$5,683
Estimated remaining in 2020	5,335
Estimated—2021	7,692
Estimated—2022	6,135
Estimated—2023	4,670
Estimated—2024	3,263

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

Total amortization expense associated with finite-lived intangibles totaled approximately $5.7 million and $5.9 million for the six months ended June 30, 2020 and 2019, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2020	2019	2020	2019
Balance at beginning of the period	$73,504	$71,022	$85,638	$75,183
Additions from loans sold with servicing retained	20,351	9,802	29,798	16,382
Additions from acquisitions	—	407	—	407
Estimate of changes in fair value due to:
Payoffs and paydowns	(8,670)	(4,076)	(15,694)	(6,073)
Changes in valuation inputs or assumptions	(7,982)	(4,305)	(22,539)	(13,049)
Fair value at end of the period	$77,203	$72,850	$77,203	$72,850
Unpaid principal balance of mortgage loans serviced for others	$9,188,285	$7,515,186

The Company recognizes MSR assets upon the sale of residential real estate loans to external third parties when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. The initial recognition of MSR assets from loans sold with servicing retained and subsequent changes in fair value of all MSRs are recognized in mortgage banking revenue. MSRs are subject to changes in value from actual and expected prepayment of the underlying loans. Starting in 2019, the Company periodically purchased options for the right to purchase securities not currently held within the banks' investment portfolios and entered into interest rate swaps in which the Company elected to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to MSRs. For more information regarding these hedges, see Note 15 - Derivative Financial Instruments in Item 1 of this report.

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

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Balance:
Non-interest bearing	$10,204,791	$7,216,758	$6,719,958
NOW and interest bearing demand deposits	3,440,348	3,093,159	2,788,976
Wealth management deposits	4,433,020	3,123,063	3,220,256
Money market	9,288,976	7,854,189	6,460,098
Savings	3,447,352	3,196,698	2,823,904
Time certificates of deposit	4,837,387	5,623,271	5,505,623
Total deposits	$35,651,874	$30,107,138	$27,518,815
Mix:
Non-interest bearing	29%	24%	24%
NOW and interest bearing demand deposits	10	10	10
Wealth management deposits	12	10	12
Money market	25	26	24
Savings	10	11	10
Time certificates of deposit	14	19	20
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC ("Wintrust Investments"), CDEC, trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019
FHLB advances	$1,228,416	$674,870	$574,823
Other borrowings:
Notes payable	112,401	123,090	133,776
Short-term borrowings	8,458	20,520	10,182
Other	65,980	46,447	47,072
Secured borrowings	321,696	228,117	227,027
Total other borrowings	508,535	418,174	418,057
Subordinated notes	436,298	436,095	436,021
Total FHLB advances, other borrowings and subordinated notes	$2,173,249	$1,529,139	$1,428,901

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At June 30, 2020, the Company had a notes payable balance of $112.4 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. At June 30, 2020, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.
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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2020, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $8.5 million at June 30, 2020 compared to $20.5 million at December 31, 2019 and $10.2 million at June 30, 2019. At June 30, 2020, December 31, 2019 and June 30, 2019, securities sold under repurchase agreements represent $8.5 million, $20.5 million and $10.2 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of June 30, 2020, the Company had pledged securities related to its customer balances in sweep accounts of $20.5 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of June 30, 2020 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$3,598
Collateralized mortgage obligations	2,363
Held-to-maturity securities pledged
U.S. Government agencies	14,575
Total collateral pledged	$20,536
Excess collateral	12,078
Securities sold under repurchase agreements	$8,458

Other Borrowings

Other borrowings at June 30, 2020 represent a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 ("Fixed-Rate Promissory Note") related to and secured by three office buildings owned by the Company. At June 30, 2020, the Fixed-Rate Promissory Note had a balance of $66.0 million compared to $46.4 million at December 31, 2019 and $47.1 million at June 30, 2019. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At June 30, 2020, the Company was in compliance with all such covenants. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025.

Secured Borrowings

Secured borrowings at June 30, 2020 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. In May 2020, the unrelated third party paid an additional C$100 million, which increased the total payments to C$420 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At June 30, 2020, the translated balance of the secured borrowing totaled $309.1 million compared to $215.5 million at December 31, 2019 and $213.7 million at June 30, 2019. Additionally, the interest rate under the Receivables Purchase Agreement at June 30, 2020 was 1.7771%. The remaining $12.6 million within secured borrowings at June 30, 2020 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At June 30, 2020, the Company had outstanding subordinated notes totaling $436.3 million compared to $436.1 million and $436.0 million outstanding at December 31, 2019 and June 30, 2019, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(12) Junior Subordinated Debentures

As of June 30, 2020, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2020. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 6/30/2020	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	4.47%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.11%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.91%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.26%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	1.76%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	1.94%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.69%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.69%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.31%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	2.06%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	1.93%	06/2007	09/2037	06/2012
Total			$253,566		2.62%

The junior subordinated debentures totaled $253.6 million at June 30, 2020, December 31, 2019 and June 30, 2019.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2020, the weighted average contractual interest rate on the junior subordinated debentures was 2.62%. The Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted contractual interest rate on the junior subordinated debentures as of June 30, 2020, was 4.12%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At June 30, 2020, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(13) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Revenue from contracts with customers	Location in income statement	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Brokerage and insurance product commissions	Wealth management	$4,147	$4,764	$9,428	$9,280
Trust	Wealth management	4,248	4,640	9,539	9,967
Asset management	Wealth management	14,241	14,735	29,610	28,869
Total wealth management		22,636	24,139	48,577	48,116
Mortgage broker fees	Mortgage banking	174	191	227	373
Service charges on deposit accounts	Service charges on deposit accounts	10,420	9,277	21,685	18,125
Administrative services	Other non-interest income	933	1,009	2,045	2,039
Card related fees	Other non-interest income	1,379	2,156	3,485	4,712
Other deposit related fees	Other non-interest income	2,914	3,293	6,092	6,082
Total revenue from contracts with customers		$38,456	$40,065	$82,111	$79,447

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Contract assets	$—	$—	$—

Contract liabilities	$665	$1,356	$1,540

Mortgage broker fees receivable	$59	$19	$16
Administrative services receivable	161	194	48
Wealth management receivable	10,297	9,118	9,909
Card related fees receivable	—	266	—
Total receivables from contracts with customer	$10,517	$9,597	$9,973

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $1.1 million and $382,000 for the six months ended June 30, 2020 and 2019, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated remaining in 2020	$495
Estimated—2021	160
Estimated—2022	10
Estimated—2023	—
Estimated—2024	—
Total	$665

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2020	June 30, 2019
Net interest income:
Community Banking	$205,678	$214,309	$(8,631)	(4)%
Specialty Finance	42,415	39,397	3,018	8
Wealth Management	8,586	6,936	1,650	24
Total Operating Segments	256,679	260,642	(3,963)	(2)
Intersegment Eliminations	6,452	5,560	892	16
Consolidated net interest income	$263,131	$266,202	$(3,071)	(1)%
Non-interest income:
Community Banking	$129,698	$65,370	$64,328	98%
Specialty Finance	21,831	19,579	2,252	12
Wealth Management	24,465	24,950	(485)	(2)
Total Operating Segments	175,994	109,899	66,095	60
Intersegment Eliminations	(14,001)	(11,741)	(2,260)	(19)
Consolidated non-interest income	$161,993	$98,158	$63,835	65%
Net revenue:
Community Banking	$335,376	$279,679	$55,697	20%
Specialty Finance	64,246	58,976	5,270	9
Wealth Management	33,051	31,886	1,165	4
Total Operating Segments	432,673	370,541	62,132	17
Intersegment Eliminations	(7,549)	(6,181)	(1,368)	(22)
Consolidated net revenue	$425,124	$364,360	$60,764	17%
Segment (loss) profit:
Community Banking	$(7,315)	$53,435	$(60,750)	(114)%
Specialty Finance	22,688	21,129	1,559	7
Wealth Management	6,286	6,902	(616)	(9)
Consolidated net income	$21,659	$81,466	$(59,807)	(73)%
Segment assets:
Community Banking	$35,560,107	$27,005,555	$8,554,552	32%
Specialty Finance	6,708,493	5,566,067	1,142,426	21
Wealth Management	1,271,417	1,070,147	201,270	19
Consolidated total assets	$43,540,017	$33,641,769	$9,898,248	29%

	Six months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2020	June 30, 2019
Net interest income:
Community Banking	$412,513	$425,733	$(13,220)	(3)%
Specialty Finance	83,127	77,103	6,024	8
Wealth Management	16,378	14,438	1,940	13
Total Operating Segments	512,018	517,274	(5,256)	(1)
Intersegment Eliminations	12,556	10,914	1,642	15
Consolidated net interest income	$524,574	$528,188	$(3,614)	(1)%
Non-interest income:
Community Banking	$210,701	$113,637	$97,064	85%
Specialty Finance	43,139	39,185	3,954	10
Wealth Management	48,595	49,985	(1,390)	(3)
Total Operating Segments	302,435	202,807	99,628	49
Intersegment Eliminations	(27,200)	(22,992)	(4,208)	18
Consolidated non-interest income	$275,235	$179,815	$95,420	53%
Net revenue:
Community Banking	$623,214	$539,370	$83,844	16%
Specialty Finance	126,266	116,288	9,978	9
Wealth Management	64,973	64,423	550	1
Total Operating Segments	814,453	720,081	94,372	13
Intersegment Eliminations	(14,644)	(12,078)	(2,566)	21
Consolidated net revenue	$799,809	$708,003	$91,806	13%
Segment profit:
Community Banking	$27,274	$113,761	$(86,487)	(76)%
Specialty Finance	44,821	42,977	1,844	4
Wealth Management	12,376	13,874	(1,498)	(11)
Consolidated net income	$84,471	$170,612	$(86,141)	(50)%

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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2020, December 31, 2019 and June 30, 2019:

	Derivative Assets			Derivative Liabilities
(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019	June 30, 2020	December 31, 2019	June 30, 2019
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$—	$—	$616	$59,573	$19,385	$20,851
Interest rate derivatives designated as Fair Value Hedges	—	310	417	17,052	6,523	6,698
Total derivatives designated as hedging instruments under ASC 815	$—	$310	$1,033	$76,625	$25,908	$27,549
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$268,709	$100,259	$103,529	$266,894	$100,897	$103,486
Interest rate lock commitments	58,841	2,860	4,054	25	259	96
Forward commitments to sell mortgage loans	27	142	96	11,667	2,070	5,112
Foreign exchange contracts	47	73	72	54	70	69
Total derivatives not designated as hedging instruments under ASC 815	$327,624	$103,334	$107,751	$278,640	$103,296	$108,763
Total Derivatives	$327,624	$103,644	$108,784	$355,265	$129,204	$136,312

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

As of June 30, 2020, the Company had 27 interest rate swap derivatives designated as cash flow hedges of variable rate deposits and certain junior subordinated debentures, and one interest rate collar derivative designated as a cash flow hedge of the Company's variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of June 30, 2020:

	June 30, 2020
(In thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
October 2021	$25,000	$(681)
November 2021	20,000	(604)
December 2021	165,000	(5,239)
March 2022	500,000	(1,080)
May 2022	370,000	(13,819)
June 2022	160,000	(6,198)
July 2022	230,000	(9,013)
August 2022	235,000	(9,715)
March 2023	250,000	(1,469)
April 2024	250,000	(2,439)
July 2027	1,000,000	(2,356)
Interest Rate Collars:
September 2023	112,500	(6,960)
Total Cash Flow Hedges	$3,317,500	$(59,573)

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Unrealized (loss) gain at beginning of period	$(56,636)	$5,746	$(17,943)	$10,742
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	5,451	(4,081)	6,541	(7,643)
Amount of loss recognized in other comprehensive income	(8,318)	(18,087)	(48,101)	(19,521)
Unrealized loss at end of period	$(59,503)	$(16,422)	$(59,503)	$(16,422)

As of June 30, 2020, the Company estimates that during the next twelve months $20.1 million will be reclassified from accumulated other comprehensive income or loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2020, the Company has 16 interest rate swaps with an aggregate notional amount of $166.4 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of June 30, 2020:

		June 30, 2020
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$181,803	$16,691	$—
	Available-for-sale debt securities	1,393	147	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Six Months Ended
		June 30, 2020	June 30, 2020
Interest rate swaps	Interest and fees on loans	$(37)	$(18)
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most notably the LIBOR index. As of June 30, 2020, the Company held interest rate caps with an aggregate notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2020, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $8.3 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from July 2020 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $2.3 billion and interest rate lock commitments with an aggregate notional amount of approximately $1.4 billion. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of June 30, 2020, the Company held foreign currency derivatives with an aggregate notional amount of approximately $6.8 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2020, December 31, 2019 or June 30, 2019.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options or swaps outstanding as of June 30, 2020.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest rate swaps and caps	Trading (losses) gains, net	$(703)	$(126)	$(1,131)	$(317)
Mortgage banking derivatives	Mortgage banking revenue	43,292	13	60,559	63
Foreign exchange contracts	Trading (losses) gains, net	(9)	30	(13)	18
Covered call options	Fees from covered call options	—	643	2,292	2,427
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	589	920	4,749	920

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2020, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $346.5 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	June 30, 2020	December 31, 2019	June 30, 2019	June 30, 2020	December 31, 2019	June 30, 2019
Gross Amounts Recognized	$268,709	$100,569	$104,562	$343,519	$126,805	$131,035
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$268,709	$100,569	$104,562	$343,519	$126,805	$131,035
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(697)	(2,561)	(3,934)	(697)	(2,561)	(3,934)
Collateral Posted	—	—	—	(342,276)	(124,244)	(127,101)
Net Credit Exposure	$268,012	$98,008	$100,628	$546	$—	$—

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

At June 30, 2020, the Company classified $117.3 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $2.3 million of U.S. Government agency securities as Level 3 at June 30, 2020. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the second quarter of 2020, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2020 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. Government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At June 30, 2020, the Company classified $14.0 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at June 30, 2020 was 2.80% with discount rates applied ranging from 2%-3%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 17.25% at June 30, 2020. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.24% with credit loss discount ranging from 0%-6% at June 30, 2020.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At June 30, 2020, the Company classified $77.2 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at June 30, 2020 was 10.21% with discount rates applied ranging from 3%-21%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-95% or a weighted average prepayment speed of 17.25%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $77 and $442, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At June 30, 2020, the Company classified $58.4 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at June 30, 2020 was 79% with pull-through rates applied ranging from 0% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$60,539	$60,539	$—	$—
U.S. Government agencies	293,507	—	291,214	2,293
Municipal	150,879	—	33,624	117,255
Corporate notes	102,879	—	102,879	—
Mortgage-backed	2,587,157	—	2,587,157	—
Trading account securities	890	—	890	—
Equity securities with readily determinable fair value	52,460	44,394	8,066	—
Mortgage loans held-for-sale	833,163	—	833,163	—
Loans held-for-investment	254,614	—	240,661	13,953
MSRs	77,203	—	—	77,203
Nonqualified deferred compensation assets	13,576	—	13,576	—
Derivative assets	327,624	—	269,191	58,433
Total	$4,754,491	$104,933	$4,380,421	$269,137
Derivative liabilities	$355,265	$—	$355,265	$—

	December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$121,088	$121,088	$—	$—
U.S. Government agencies	365,442	—	362,796	2,646
Municipal	145,318	—	33,368	111,950
Corporate notes	94,841	—	94,841	—
Mortgage-backed	2,379,525	—	2,379,525	—
Trading account securities	1,068	—	1,068	—
Equity securities with readily determinable fair value	50,840	42,774	8,066	—
Mortgage loans held-for-sale	377,313	—	377,313	—
Loans held-for-investment	132,718	—	123,098	9,620
MSRs	85,638	—	—	85,638
Nonqualified deferred compensation assets	14,213	—	14,213	—
Derivative assets	103,644	—	101,013	2,631
Total	$3,871,648	$163,862	$3,495,301	$212,485
Derivative liabilities	$129,204	$—	$129,204	$—

	June 30, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$132,269	$132,269	$—	$—
U.S. Government agencies	170,940	—	167,963	2,977
Municipal	142,609	—	32,313	110,296
Corporate notes	90,913	—	90,913	—
Mortgage-backed	1,649,423	—	1,649,423	—
Trading account securities	2,430	—	2,430	—
Equity securities with readily determinable fair value	44,319	36,253	8,066	—
Mortgage loans held-for-sale	394,975	—	394,975	—
Loans held-for-investment	106,081	—	95,600	10,481
MSRs	72,850	—	—	72,850
Nonqualified deferred compensation assets	13,672	—	13,672	—
Derivative assets	108,784	—	105,188	3,596
Total	$2,929,265	$168,522	$2,560,543	$200,200
Derivative liabilities	$136,312	$—	$136,312	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2020, December 31, 2019 and June 30, 2019 for mortgage loans held-for-sale measured at fair value under ASC 825 was $781.8 million, $368.0 million and $378.8 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $833.2 million, $377.3 million and $395.0 million, for the same respective periods, as shown in the above tables. There were $1.3 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of June 30, 2020 compared to $1.8 million as of December 31, 2019 and $1.3 million as of June 30, 2019.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2020 and 2019 are summarized as follows:

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at April 1, 2020	$113,267	$2,457	$9,568	$73,504	$39,816
Total net gains (losses) included in:
Net income (1)	—	—	200	3,699	18,617
Other comprehensive income (loss)	(546)	(7)	—	—	—
Purchases	6,997	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,463)	(157)	(1,364)	—	—
Net transfers into/(out of) Level 3	—	—	5,549	—	—
Balance at June 30, 2020	$117,255	$2,293	$13,953	$77,203	$58,433

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2020	$111,950	$2,646	$9,620	$85,638	$2,631
Total net gains (losses) included in:
Net income (1)	—	—	122	(8,435)	55,802
Other comprehensive income (loss)	(1,795)	(39)	—	—	—
Purchases	12,872	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(5,772)	(314)	(1,460)	—	—
Net transfers into/(out of) Level 3	—	—	5,671	—	—
Balance at June 30, 2020	$117,255	$2,293	$13,953	$77,203	$58,433

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at April 1, 2019	$103,834	$2,993	$11,249	$71,022	$3,089
Total net gains (losses) included in:
Net income (1)	—	—	118	1,421	507
Other comprehensive income (loss)	6,519	142	—	—	—
Purchases	555	—	—	407	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(612)	(158)	(886)	—	—
Net transfers into/(out of) Level 3	—	—	—	—	—
Balance at June 30, 2019	$110,296	$2,977	$10,481	$72,850	$3,596

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2019	$108,926	$3,150	$11,347	$75,183	$2,457
Total net gains (losses) included in:
Net income (1)	—	—	285	(2,740)	1,139
Other comprehensive income (loss)	8,056	143	—	—	—
Purchases	1,524	—	—	407	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(8,210)	(316)	(1,351)	—	—
Net transfers into/(out of) Level 3	—	—	200	—	—
Balance at June 30, 2019	$110,296	$2,977	$10,481	$72,850	$3,596

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2020:

	June 30, 2020				Three Months Ended June 30, 2020 Fair Value Losses Recognized, net	Six Months Ended June 30, 2020 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$140,473	$—	$—	$140,473	$13,414	$17,474
Other real estate owned (1)	10,197	—	—	10,197	217	523
Total	$150,670	$—	$—	$150,670	$13,631	$17,997

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 7 – Allowance for Credit Losses. At June 30, 2020, the

Company had $183.4 million of individually assessed loans classified as Level 3. Of the $183.4 million of individually assessed loans, $140.5 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $42.9 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At June 30, 2020, the Company had $10.2 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2020 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$117,255	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	2,293	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	13,953	Discounted cash flows	Discount rate	2%-3%	2.80%	Decrease
			Credit discount	0%-6%	1.24%	Decrease
			Constant prepayment rate (CPR)	17.25%	17.25%	Decrease
MSRs	77,203	Discounted cash flows	Discount rate	3%-21%	10.21%	Decrease
			Constant prepayment rate (CPR)	0%-95%	17.25%	Decrease
			Cost of servicing	$70-$200	$77	Decrease
			Cost of servicing - delinquent	$200-$1,000	$442	Decrease
Derivatives	58,433	Discounted cash flows	Pull-through rate	0%-100%	79%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	$140,473	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	10,197	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2020		At December 31, 2019		At June 30, 2019
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$345,057	$345,057	$286,476	$286,476	$300,992	$300,992
Interest bearing deposits with banks	4,015,072	4,015,072	2,164,560	2,164,560	1,437,105	1,437,105
Available-for-sale securities	3,194,961	3,194,961	3,106,214	3,106,214	2,186,154	2,186,154
Held-to-maturity securities	728,465	744,286	1,134,400	1,138,396	1,191,634	1,198,478
Trading account securities	890	890	1,068	1,068	2,430	2,430
Equity securities with readily determinable fair value	52,460	52,460	50,840	50,840	44,319	44,319
FHLB and FRB stock, at cost	135,571	135,571	100,739	100,739	92,026	92,026
Brokerage customer receivables	14,623	14,623	16,573	16,573	13,569	13,569
Mortgage loans held-for-sale, at fair value	833,163	833,163	377,313	377,313	394,975	394,975
Loans held-for-investment, at fair value	254,614	254,614	132,718	132,718	106,081	106,081
Loans held-for-investment, at amortized cost	31,148,289	31,004,403	26,667,572	26,659,903	25,198,578	25,086,371
Nonqualified deferred compensation assets	13,576	13,576	14,213	14,213	13,672	13,672
Derivative assets	327,624	327,624	103,644	103,644	108,784	108,784
Accrued interest receivable and other	263,743	263,743	303,090	303,090	271,988	271,988
Total financial assets	$41,328,108	$41,200,043	$34,459,420	$34,455,747	$31,362,307	$31,256,944
Financial Liabilities
Non-maturity deposits	$30,814,487	$30,814,487	$24,483,867	$24,483,867	$22,013,192	$22,013,192
Deposits with stated maturities	4,837,387	4,838,831	5,623,271	5,635,475	5,505,623	5,526,715
FHLB advances	1,228,416	1,181,462	674,870	715,129	574,823	596,689
Other borrowings	508,535	508,535	418,174	418,174	418,057	418,057
Subordinated notes	436,298	473,324	436,095	458,796	436,021	451,874
Junior subordinated debentures	253,566	170,449	253,566	243,158	253,566	250,697
Derivative liabilities	355,265	355,265	129,204	129,204	136,312	136,312
Accrued interest payable	17,200	17,200	19,940	19,940	17,503	17,503
Total financial liabilities	$38,451,154	$38,359,553	$32,038,987	$32,103,743	$29,355,097	$29,411,039

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

(17) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of June 30, 2020, approximately 2.1 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants in 2020 consisted of a combination of performance-based stock awards, performance-based cash awards and time vested restricted shares. LTIP grants prior to 2017 included nonqualified-stock options in the mix. Stock options granted under the LTIP have a term of seven years and generally vested equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $540,000 in the second quarter of 2020 and $3.0 million in the second quarter of 2019, and $(2.3) million and $6.3 million in the 2020 and 2019 year-to-date periods, respectively.

A summary of the Company's stock option activity for the six months ended June 30, 2020 and June 30, 2019 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2020	755,332	$42.43
Granted	—	—
Exercised	(98,659)	38.75
Forfeited or canceled	(648)	46.86
Outstanding at June 30, 2020	656,025	$42.98	2.2	$970
Exercisable at June 30, 2020	648,124	$42.97	2.2	$957

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2019	795,014	$42.25
Granted	—	—
Exercised	(94,767)	38.00
Forfeited or canceled	—	—
Outstanding at June 30, 2019	700,247	$42.83	2.7	$21,239
Exercisable at June 30, 2019	685,127	$42.80	2.7	$20,802

(1)	Represents the remaining weighted average contractual life in years.

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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2020 and June 30, 2019, was $2.7 million and $3.3 million, respectively. Cash received from option exercises under the Plans for the six months ended June 30, 2020 and June 30, 2019 was $3.8 million and $3.6 million, respectively.

A summary of the Plans' restricted share activity for the six months ended June 30, 2020 and June 30, 2019 is presented below:

	Six months ended June 30, 2020		Six months ended June 30, 2019
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	144,328	$60.37	143,263	$60.80
Granted	106,139	62.53	11,121	72.01
Vested and issued	(12,099)	76.98	(13,401)	76.29
Forfeited or canceled	(4,162)	79.22	(1,158)	78.36
Outstanding at June 30	234,206	$60.16	139,825	$60.06
Vested, but not issuable at June 30	92,910	$52.14	91,148	$52.08

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2020 and June 30, 2019 is presented below:

	Six months ended June 30, 2020		Six months ended June 30, 2019
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	465,515	$74.37	396,855	$67.71
Granted	169,642	63.65	174,187	71.58
Added by performance factor at vesting	48,831	72.59	33,950	40.99
Vested and issued	(180,789)	72.59	(128,238)	41.00
Expired, canceled or forfeited	(8,666)	72.74	(6,590)	72.96
Outstanding at June 30	494,533	$71.19	470,164	$74.43
Vested, but deferred at June 30	34,219	$43.07	33,570	$42.84

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

Series E Preferred Stock

In May 2020, the Company issued 11,500 shares of fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a $287.5 million public offering of 11,500,000 depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock. When, as and if declared, dividends on the Series E Preferred Stock are payable quarterly in arrears at a fixed rate of 6.875% per annum starting on October 15, 2020.

Other

At the January 2020 Board of Directors meeting, a quarterly cash dividend of $0.28 per share ($1.12 on an annualized basis) was declared. It was paid on February 20, 2020 to shareholders of record as of February 6, 2020. At the April 2020 Board of Directors meeting, a quarterly cash dividend of $0.28 per share ($1.12 on an annualized basis) was declared. It was paid on May 21, 2020 to shareholders of record as of May 7, 2020.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized (Losses) Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at April 1, 2020	$81,573	$(41,512)	$(47,664)	$(7,603)
Other comprehensive income during the period, net of tax, before reclassifications	3,718	(6,092)	5,167	2,793
Amount reclassified from accumulated other comprehensive gain (loss) into net income, net of tax	249	3,998	—	4,247
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(34)	—	—	(34)
Net other comprehensive income (loss) during the period, net of tax	$3,933	$(2,094)	$5,167	$7,006
Balance at June 30, 2020	$85,506	$(43,606)	$(42,497)	$(597)

Balance at January 1, 2020	$14,982	$(13,141)	$(36,519)	$(34,678)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	70,725	(35,262)	(5,978)	29,485
Amount reclassified from accumulated other comprehensive gain (loss) into net income, net of tax	(110)	4,797	—	4,687
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(91)	—	—	(91)
Net other comprehensive income (loss) during the period, net of tax	$70,524	$(30,465)	$(5,978)	$34,081
Balance at June 30, 2020	$85,506	$(43,606)	$(42,497)	$(597)

Balance at April 1, 2019	$(14,451)	$4,206	$(40,099)	$(50,344)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	19,200	(13,257)	2,505	8,448
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(383)	(2,993)	—	(3,376)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(157)	—	—	(157)
Net other comprehensive income (loss) during the period, net of tax	$18,660	$(16,250)	$2,505	$4,915
Balance at June 30, 2019	$4,209	$(12,044)	$(37,594)	$(45,429)

Balance at January 1, 2019	$(42,353)	$7,857	$(42,376)	$(76,872)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	47,156	(14,296)	4,782	37,642
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(334)	(5,605)	—	(5,939)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(260)	—	—	(260)
Net other comprehensive income (loss) during the period, net of tax	$46,562	$(19,901)	$4,782	$31,443
Balance at June 30, 2019	$4,209	$(12,044)	$(37,594)	$(45,429)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2020	2019	2020	2019
Accumulated unrealized gains (losses) on securities
Gains (losses) included in net income	$(341)	$523	$150	$456	Gains (losses) on investment securities, net
	(341)	523	150	456	Income before taxes
Tax effect	92	(140)	(40)	(122)	Income tax expense
Net of tax	$(249)	$383	$110	$334	Net income

Accumulated unrealized gains (losses) on derivative instruments
Amount reclassified to interest expense on deposits	$4,363	$(4,179)	$4,922	$(7,768)	Interest on deposits
Amount reclassified to interest expense on other borrowings	426	98	718	125	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	662	—	901	—	Interest on junior subordinated debentures
	(5,451)	4,081	(6,541)	7,643	Income before taxes
Tax effect	1,453	(1,088)	1,744	(2,038)	Income tax expense
Net of tax	$(3,998)	$2,993	$(4,797)	$5,605	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(In thousands, except per share data)		June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income		$21,659	$81,466	$84,471	$170,612
Less: Preferred stock dividends		2,050	2,050	4,100	4,100
Net income applicable to common shares	(A)	$19,609	$79,416	$80,371	$166,512

Weighted average common shares outstanding	(B)	$57,567	$56,662	$57,593	$56,596
Effect of dilutive potential common shares
Common stock equivalents		414	699	481	700
Weighted average common shares and effect of dilutive potential common shares	(C)	$57,981	$57,361	$58,074	$57,296
Net income per common share:
Basic	(A/B)	$0.34	$1.40	$1.40	$2.94
Diluted	(A/C)	$0.34	$1.38	$1.38	$2.91

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 2020 compared with December 31, 2019 and June 30, 2019, and the results of operations for the three and six month periods ended June 30, 2020 and June 30, 2019, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K"). This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

The Company activated its pandemic response plan in early March, as well as applicable elements of its business continuity plan. In order to protect the health of our customers and employees, and in accordance with applicable government directives, we modified certain of our business protocols to direct employees to work from home unless their role required them to be on site, in which case we have implemented enhanced safety measures including social distancing, enhanced cleaning and sanitization, and certain personal protective equipment. With the phased reopening of certain state and municipal areas, the Company has developed a comprehensive plan that permits certain remote employees to return to their respective workplaces, where enhanced safety measures also have been implemented. At present, however, the majority of the Company’s workforce continues to work remotely on a nearly daily basis.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program ("PPP"), which is designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain banks, under the administration of the Small Business Administration ("SBA"). As of June 30, 2020, the Company secured authorization from the SBA and funded over 11,000 PPP loans with a carrying balance of approximately $3.3 billion. PPP loans are forgivable under certain circumstances, including the borrower’s use of certain loan proceeds to fund employee payroll during a specific period (i.e. eight weeks, 24 weeks) following disbursement of the borrower’s PPP loan. The SBA continues to issue guidance as to the administration of the loan forgiveness and guaranty process. The Company generated net fees of $91.0 million to be recognized over the life of the PPP loan adjusted for estimated prepayments.

All of our three primary business segments, community banking, specialty finance and wealth management, have been uniquely impacted and will likely continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve.  As non-exclusive examples of such impacts, our community banking business, including our mortgage business, has received borrower requests for temporary payment relief including payment deferrals. As of June 30, 2020, loans totaling approximately $1.7 billion were modified as a result of COVID-19 disruption to our borrowers. Our insurance premium finance business is impacted by certain state legislation prohibiting canceling of insurance policies for designated periods. Our wealth management business is impacted by factors including increased stock market volatility.

Given the continued uncertainty regarding future economic conditions, the Company continues to take actions to help ensure that it has adequate liquidity and capital to manage through the COVID-19 pandemic, including the temporary suspension of our common stock repurchase program and the issuance of fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a public offering of depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock (the “Depositary Shares”). We believe the Company currently has adequate liquidity and capital to effectively manage through the COVID-19 pandemic. However, we will continue to prudently evaluate and expand liquidity sources, including the possible utilization of the PPP liquidity facility, if necessary.

We continue to monitor the impact of COVID-19 closely; however, the extent to which the COVID-19 pandemic will impact our operations and financial conditions remains highly uncertain. Please also refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q for additional information.

Second Quarter Highlights

The Company recorded net income of $21.7 million for the second quarter of 2020 compared to $81.5 million in the second quarter of 2019. The results for the second quarter of 2020 demonstrate continued momentum on our operating strengths including strong loan and deposit growth driven by the Company's participation in PPP, and increased revenue from mortgage banking services, offset by increased provision for credit losses primarily related to the implementation of CECL and the economic conditions created by the COVID-19 pandemic. Net interest income decreased in the current period as a result of a decrease in net interest margin partially mitigated by continued loan growth in the second quarter of 2020 compared to the same period of 2019.

The Company increased its loan portfolio from $25.3 billion at June 30, 2019 and $26.8 billion at December 31, 2019 to $31.4 billion at June 30, 2020. The increase in the current period compared to the prior periods was primarily a result of the Company’s participation in PPP lending as well as growth in commercial premium finance receivables and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $263.1 million in the second quarter of 2020 compared to $266.2 million in the second quarter of 2019. The decrease in net interest income recorded in the second quarter of 2020 compared to the second quarter of 2019 resulted primarily from a lower net interest margin of 2.73% (2.74% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2020 compared to 3.62% (3.64% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2019. The reduction in net interest margin was partially offset by a $5.8 billion increase in average loans, and a $3.0 billion increase in average liquidity management assets (see "Net Interest Income" for further detail).

Non-interest income totaled $162.0 million in the second quarter of 2020 compared to $98.2 million in the second quarter of 2019. This increase was primarily the result of higher mortgage banking revenue (see “Non-Interest Income” for further detail).

Non-interest expense totaled $259.4 million in the second quarter of 2020, increasing $29.8 million, or 13%, compared to the second quarter of 2019. The increase compared to the second quarter of 2019 was primarily attributable to addition of employees from acquisitions, increased staffing as the Company grows and higher commissions and incentive compensation due to increased origination volume associated with the Company's mortgage business (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the second quarter of 2020, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At June 30, 2020, the Company had approximately $4.4 billion in overnight liquid funds and interest-bearing deposits with banks. Total cash inflows by the Company during the first six months of 2020 were offset by $220.8 million in cash collateral posted to unaffiliated derivative counterparties in which the Company held a net liability position in such derivative transactions as well as the origination of mortgage loans pending the ultimate sale of such loans into the secondary market following June 30, 2020.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and six months ended June 30, 2020, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	June 30, 2020	June 30, 2019	Percentage (%) or Basis Point (bp) Change
Net income	$21,659	$81,466	(73)%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	165,756	134,753	23
Pre-tax income, excluding provision for credit losses and MSR valuation adjustments (non-GAAP) (2)	173,149	138,138	25
Net income per common share—Diluted	0.34	1.38	(75)
Net revenue (1)	425,124	364,360	17
Net interest income	263,131	266,202	(1)
Net interest margin	2.73%	3.62%	(89) bp
Net interest margin - fully taxable-equivalent (non-GAAP) (2)	2.74	3.64	(90)
Net overhead ratio (3)	0.93	1.64	(71)
Return on average assets	0.21	1.02	(81)
Return on average common equity	2.17	9.68	(751)
Return on average tangible common equity (non-GAAP) (2)	2.95	12.28	(933)

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2020	June 30, 2019	Percentage (%) or Basis Point (bp) Change
Net income	$84,471	$170,612	(50)%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	305,800	264,022	16
Pre-tax income, excluding provision for credit losses and MSR valuation adjustments (non-GAAP) (2)	323,590	276,151	17
Net income per common share—Diluted	1.38	2.91	(53)
Net revenue (1)	799,809	708,003	13
Net interest income	524,574	528,188	(1)
Net interest margin	2.91%	3.66%	(75) bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	2.93%	3.68%	(75)
Net overhead ratio (3)	1.12%	1.68%	(56)
Return on average assets	0.43%	1.09%	(66)
Return on average common equity	4.48%	10.37%	(589)
Return on average tangible common equity (non-GAAP) (2)	5.81%	13.19%	(738)
At end of period
Total assets	$43,540,017	$33,641,769	29%
Total loans, excluding loans held-for-sale	31,402,903	25,304,659	24
Total loans, including loans held-for-sale	32,236,066	25,699,634	25
Total deposits	35,651,874	27,518,815	30
Total shareholders’ equity	3,990,218	3,446,950	16
Book value per common share (2)	62.14	58.62	6
Tangible common book value per share (2)	50.23	47.48	6
Market price per common share	43.62	73.16	(40)
Allowance for loan and unfunded lending-related commitment losses to total loans	1.19%	0.64%	55 bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2020	2019	2020	2019
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$329,816	$346,814	$673,883	$680,784
Taxable-equivalent adjustment:
- Loans	576	1,031	1,436	2,065
- Liquidity Management Assets	538	568	1,089	1,133
- Other Earning Assets	3	1	5	3
(B) Interest Income (non-GAAP)	$330,933	$348,414	$676,413	$683,985
(C) Interest Expense (GAAP)	66,685	80,612	149,309	152,596
(D) Net Interest Income (GAAP) (A minus C)	263,131	266,202	524,574	528,188
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	264,248	267,802	527,104	531,389
Net interest margin (GAAP)	2.73%	3.62%	2.91%	3.66%
Net interest margin, fully taxable-equivalent (non-GAAP)	2.74	3.64	2.93	3.68
(F) Non-interest income	$161,993	$98,158	$275,235	$179,815
Gains (losses) on investment securities, net	808	864	(3,551)	2,228
(H) Non-interest expense	259,368	229,607	494,009	443,981
Efficiency ratio (H/(D+F-G))	61.13%	63.17%	61.49%	62.91%
Efficiency ratio (non-GAAP) (H/(E+F-G))	60.97%	62.89%	61.30%	62.62%
Reconciliation of Non-GAAP Tangible Common Equity ratio
Total shareholders’ equity	$3,990,218	$3,446,950
Less: Non-convertible preferred stock	(412,500)	(125,000)
Less: Intangible assets	(685,581)	(631,499)
(I) Total tangible common shareholders’ equity	$2,892,137	$2,690,451
(J) Total assets	$43,540,017	$33,641,769
Less: Intangible assets	(685,581)	(631,499)
(K) Total tangible assets	$42,854,436	$33,010,270
Common equity to assets ratio (GAAP) (L/J)	8.2%	9.9%
Tangible common equity ratio (non-GAAP) (I/K)	6.7%	8.2%
Reconciliation of tangible book value per share
Total shareholders’ equity	$3,990,218	$3,446,950
Less: Preferred stock	(412,500)	(125,000)
(L) Total common equity	$3,577,718	$3,321,950
(M) Actual common shares outstanding	57,574	56,668
Book value per common share (L/M)	$62.14	$58.62
Tangible common book value per share (non-GAAP) (I/M)	$50.23	$47.48

Reconciliation of non-GAAP return on average tangible common equity
(N) Net income applicable to common shares	$19,609	$79,416	$80,371	$166,512
Add: Intangible asset amortization	2,820	2,957	5,683	5,899
Less: Tax effect of intangible asset amortization	(832)	(771)	(1,608)	(1,502)
After-tax intangible asset amortization	1,988	2,186	4,075	4,397
(O) Tangible net income applicable to common shares (non-GAAP)	21,597	81,602	84,446	170,909
Total average shareholders' equity	3,908,846	3,414,340	3,809,508	3,362,000
Less: Average preferred stock	(273,489)	(125,000)	(199,245)	(125,000)
(P) Total average common shareholders' equity	3,635,357	3,289,340	3,610,263	3,237,000
Less: Average intangible assets	(686,526)	(624,794)	(688,652)	(623,524)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	2,948,831	2,664,546	2,921,611	2,613,476
Return on average common equity, annualized (N/P)	2.17%	9.68%	4.48%	10.37%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	2.95%	12.28%	5.81%	13.19%

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income and Pre-Tax, Pre-Provision, Pre-MSR Adjustment Income:
Income before taxes	$30,703	$110,173	$117,786	$228,818
Add: Provision for credit losses	135,053	24,580	188,014	35,204
Pre-tax income, excluding provision for credit losses (non-GAAP)	$165,756	$134,753	$305,800	$264,022
Less: MSR valuation adjustment, net of (loss)/gain on derivative contract held as an economic hedge	(7,393)	(3,385)	(17,790)	(12,129)
Pre-tax income, excluding provision for credit losses and MSR valuation adjustments (non-GAAP)	$173,149	$138,138	$323,590	$276,151

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

Net Income

Net income for the quarter ended June 30, 2020 totaled $21.7 million, a decrease of $59.8 million, or 73%, compared to the quarter ended June 30, 2019. On a per share basis, net income for the second quarter of 2020 totaled $0.34 per diluted common share compared to $1.38 for the second quarter of 2019.

The most significant factors impacting net income for the second quarter of 2020 as compared to the same period in the prior year include an increase in the provision for credit losses as a result of the adoption of CECL and economic conditions created by the COVID–19 pandemic as well as increased salaries and employee benefits expense, partially offset by increased mortgage banking revenue. See "Net Interest Income", "Non-interest Income", "Non-interest Expense" and "Loan Portfolio and Asset Quality" for further detail.

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

Quarter Ended June 30, 2020 compared to the Quarters Ended March 31, 2020 and June 30, 2019

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the second quarter of 2020 as compared to the first quarter of 2020 (sequential quarters) and second quarter of 2019 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Jun 30, 2020	Mar 31, 2020	Jun 30, 2019	Jun 30, 2020	Mar 31, 2020	Jun 30, 2019	Jun 30, 2020	Mar 31, 2020	Jun 30, 2019
Interest-bearing deposits with banks and cash equivalents(1)	$3,240,167	$1,418,809	$893,332	$1,326	$4,854	$5,206	0.16%	1.38%	2.34%
Investment securities (2)	4,309,471	4,780,709	3,653,580	27,643	33,018	28,290	2.58	2.78	3.11
FHLB and FRB stock	135,360	114,829	105,491	1,765	1,577	1,439	5.24	5.52	5.47
Liquidity management assets(3)(8)	$7,684,998	$6,314,347	$4,652,403	$30,734	$39,449	$34,935	1.61%	2.51%	3.01%
Other earning assets(3)(4)(8)	16,917	19,166	15,719	113	167	184	2.71	3.50	4.68
Mortgage loans held-for-sale	705,702	403,262	281,732	4,764	3,165	3,104	2.72	3.16	4.42
Loans, net of unearned income(3)(5)(8)	30,336,626	26,936,728	24,553,263	295,322	302,699	310,191	3.92	4.52	5.07
Total earning assets(8)	$38,744,243	$33,673,503	$29,503,117	$330,933	$345,480	$348,414	3.44%	4.13%	4.74%
Allowance for loan losses	(222,485)	(176,291)	(164,231)
Cash and due from banks	352,423	321,982	273,679
Other assets	3,168,548	2,806,296	2,443,204
Total assets	$42,042,729	$36,625,490	$32,055,769

NOW and interest bearing demand deposits	$3,323,124	$3,113,733	$2,878,021	$1,561	$3,665	$5,553	0.19%	0.47%	0.77%
Wealth management deposits	4,380,996	2,838,719	2,605,690	7,244	6,935	7,091	0.67	0.98	1.09
Money market accounts	8,727,966	7,990,775	6,095,285	13,140	22,363	21,451	0.61	1.13	1.41
Savings accounts	3,394,480	3,189,835	2,752,828	3,840	5,790	4,959	0.45	0.73	0.72
Time deposits	5,104,701	5,526,407	5,322,384	24,272	28,682	27,970	1.91	2.09	2.11
Interest-bearing deposits	$24,931,267	$22,659,469	$19,654,208	$50,057	$67,435	$67,024	0.81%	1.20%	1.37%
Federal Home Loan Bank advances	1,214,375	951,613	869,812	4,934	3,360	4,193	1.63	1.42	1.93
Other borrowings	493,350	469,577	419,064	3,436	3,546	3,525	2.80	3.04	3.37
Subordinated notes	436,226	436,119	220,771	5,506	5,472	2,806	5.05	5.02	5.08
Junior subordinated debentures	253,566	253,566	253,566	2,752	2,811	3,064	4.29	4.39	4.78
Total interest-bearing liabilities	$27,328,784	$24,770,344	$21,417,421	$66,685	$82,624	$80,612	0.98%	1.34%	1.51%
Non-interest bearing deposits	9,607,528	7,235,177	6,487,627
Other liabilities	1,197,571	909,800	736,381
Equity	3,908,846	3,710,169	3,414,340
Total liabilities and shareholders’ equity	$42,042,729	$36,625,490	$32,055,769
Interest rate spread(6)(8)							2.46%	2.79%	3.23%
Less: Fully tax-equivalent adjustment				(1,117)	(1,413)	(1,600)	(0.01)	(0.02)	(0.02)
Net free funds/contribution(7)	$11,415,459	$8,903,159	$8,085,696				0.28	0.35	0.41
Net interest income/ margin (GAAP)(8)				$263,131	$261,443	$266,202	2.73%	3.12%	3.62%
Fully taxable-equivalent adjustment				1,117	1,413	1,600	0.01	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$264,248	$262,856	$267,802	2.74%	3.14%	3.64%

(1)	Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019 were $1.1 million, $1.4 million and $1.6 million, respectively.

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

For the second quarter of 2020, net interest income totaled $263.1 million, an increase of $1.7 million as compared to the first quarter of 2020, and a decrease of $3.1 million as compared to the second quarter of 2019. Net interest margin was 2.73% (2.74% on a fully taxable-equivalent basis, non-GAAP) during the second quarter of 2020 compared to 3.12% (3.14% on a fully taxable-equivalent basis, non-GAAP) during the first quarter of 2020, and 3.62% (3.64% on a fully taxable-equivalent basis, non-GAAP) during the second quarter of 2019.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest-bearing deposits with banks and cash equivalents(1)	$2,329,488	$895,497	$6,180	$10,506	0.53%	2.37%
Investment securities (2)	4,545,090	3,642,142	60,661	56,811	2.68	3.15
FHLB and FRB stock	125,094	100,187	3,342	2,794	5.37	5.62
Liquidity management assets(3)(8)	$6,999,672	$4,637,826	$70,183	$70,111	2.02%	3.05%
Other earning assets(3)(4)(8)	18,041	14,661	280	349	3.13	4.79
Mortgage loans held-for-sale	554,482	235,220	7,929	5,313	2.88	4.55
Loans, net of unearned income(3)(5)(8)	28,636,678	24,218,946	598,021	608,212	4.20	5.06
Total earning assets(8)	$36,208,873	$29,106,653	$676,413	$683,985	3.76%	4.74%
Allowance for loan losses	(199,388)	(161,024)
Cash and due from banks	337,202	278,324
Other assets	2,987,422	2,414,336
Total assets	$39,334,109	$31,638,289

NOW and interest bearing demand deposits	$3,218,429	$2,840,886	$5,227	$10,166	0.33%	0.72%
Wealth management deposits	3,609,857	2,609,839	14,179	14,091	0.79	1.09
Money market accounts	8,359,370	6,005,902	35,503	40,911	0.85	1.37
Savings accounts	3,292,158	2,734,228	9,630	9,208	0.59	0.68
Time deposits	5,315,554	5,295,241	52,953	53,624	2.00	2.04
Interest-bearing deposits	$23,795,368	$19,486,096	$117,492	$128,000	0.99%	1.32%
FHLB advances	1,082,994	732,834	8,294	6,643	1.54	1.83
Other borrowings	481,463	442,189	6,982	7,158	2.92	3.26
Subordinated notes	436,173	180,219	10,978	4,581	5.03	5.08
Junior subordinated debentures	253,566	253,566	5,563	6,214	4.34	4.88
Total interest-bearing liabilities	$26,049,564	$21,094,904	$149,309	$152,596	1.15%	1.46%
Non-interest bearing deposits	8,421,353	6,466,122
Other liabilities	1,053,684	715,263
Equity	3,809,508	3,362,000
Total liabilities and shareholders’ equity	$39,334,109	$31,638,289
Interest rate spread(6)(8)					2.61%	3.28%
Less: Fully tax-equivalent adjustment			(2,530)	(3,201)	(0.02)	(0.02)
Net free funds/contribution(7)	$10,159,309	$8,011,749			0.32	0.40
Net interest income/ margin (GAAP)(8)			$524,574	$528,188	2.91%	3.66%
Fully taxable-equivalent adjustment			2,530	3,201	0.02	0.02
Net interest income/ margin, fully taxable-equivalent (non-GAAP)(8)			$527,104	$531,389	2.93%	3.68%

(1)	Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the six months ended June 30, 2020 and June 30, 2019 were $2.5 million and $3.2 million, respectively.

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

For the six months ended June 30, 2020, net interest income totaled $524.6 million, a decrease of $3.6 million as compared to the first six months of 2019. Net interest margin was 2.91% (2.93% on a fully taxable-equivalent basis, non-GAAP) for the six months ended June 30, 2020 compared to 3.66% (3.68% on a fully taxable-equivalent basis, non-GAAP) for the same period of 2019. The decrease in net interest margin compared to the first six months of 2019 is primarily the result of a decrease in the yield earned on interest earning assets, partially offset by a decrease in the rate paid on interest bearing liabilities.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended June 30, 2020 to March 31, 2020 and June 30, 2019, and six month periods ended June 30, 2020 and 2019. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2020 Compared to First Quarter of 2020	Second Quarter of 2020 Compared to Second Quarter of 2019	First Six Months of 2020 Compared to First Six Months of 2019
(In thousands)
Net interest income (GAAP) for comparative period	$261,443	$266,202	$528,188
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	37,707	64,933	101,394
Change due to interest rate fluctuations (rate)	(36,019)	(68,004)	(107,910)
Change due to number of days in each period	—	—	2,902
Net interest income (GAAP) for the period ended June 30, 2020	$263,131	$263,131	$524,574
Fully taxable-equivalent adjustment	1,117	1,117	2,530
Net interest income, fully taxable-equivalent (non-GAAP)	$264,248	$264,248	$527,104

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2020	June 30, 2019
Brokerage	$4,147	$4,764	$(617)	(13)%
Trust and asset management	18,489	19,375	(886)	(5)
Total wealth management	22,636	24,139	(1,503)	(6)
Mortgage banking	102,324	37,411	64,913	174
Service charges on deposit accounts	10,420	9,277	1,143	12
Gains on investment securities, net	808	864	(56)	(6)
Fees from covered call options	—	643	(643)	(100)
Trading losses, net	(634)	(44)	(590)	NM
Operating lease income, net	11,785	11,733	52	—
Other:
Interest rate swap fees	5,693	3,224	2,469	77
BOLI	1,950	1,149	801	70
Administrative services	933	1,009	(76)	(8)
Foreign currency remeasurement (losses) gains	(208)	113	(321)	NM
Early pay-offs of capital leases	275	—	275	NM
Miscellaneous	6,011	8,640	(2,629)	(30)
Total Other	14,654	14,135	519	4
Total Non-interest Income	$161,993	$98,158	$63,835	65%
NM - Not meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2020	June 30, 2019
Brokerage	$9,428	$9,280	$148	2%
Trust and asset management	39,149	38,836	313	1
Total wealth management	48,577	48,116	461	1
Mortgage banking	150,650	55,569	95,081	171
Service charges on deposit accounts	21,685	18,125	3,560	20
(Losses) gains on investment securities, net	(3,551)	2,228	(5,779)	NM
Fees from covered call options	2,292	2,427	(135)	(6)
Trading (losses) gains, net	(1,085)	(215)	(870)	NM
Operating lease income, net	23,769	22,529	1,240	6
Other:
Interest rate swap fees	11,759	6,055	5,704	94
BOLI	666	2,740	(2,074)	(76)
Administrative services	2,045	2,039	6	—
Foreign currency remeasurement (losses) gains	(359)	577	(936)	NM
Early pay-offs of capital leases	349	5	344	NM
Miscellaneous	18,438	19,620	(1,182)	(6)
Total Other	32,898	31,036	1,862	6
Total Non-interest Income	$275,235	$179,815	$95,420	53%
NM - Not meaningful.

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue decreased in the second quarter of 2020 as compared to the second quarter of 2019 due to a decline in asset management fees and brokerage commissions. Declines in asset management and trust fees are primarily due to volatile equity markets since year end. Brokerage commissions were negatively impacted in the second quarter of 2020 due to lower transactional volume as compared to the prior year quarter. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Mortgage banking revenue increased in the second quarter of 2020 as compared to the second quarter of 2019 as a result of an increase in loans originated for sale and higher production revenue. Mortgage loans originated for sale totaled $2.2 billion in the second quarter of 2020 as compared to $1.2 billion in the second quarter of 2019. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During the second quarter of 2020, the fair value of the mortgage servicing rights portfolio decreased due to a negative fair value adjustment of $8.0 million as well as a reduction in value of $8.7 million due to payoffs and paydowns of the existing portfolio, partially offset by the gain on interest rate swaps held as an economic hedge of $589,000 and the capitalization of MSRs in the current period of $20.4 million. Starting in 2019, the Company purchased options and entered into interest rate swaps to economically hedge a portion of the fair value changes recorded in earnings related to its MSRs portfolio. During the second quarter of 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of June 30, 2020.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Originations:
Retail originations	$1,588,932	$669,510	$2,362,076	$1,035,112
Correspondent originations	—	182,966	—	331,066
Veterans First originations	621,878	301,324	1,064,835	466,086
Total originations for sale (A)	$2,210,810	$1,153,800	$3,426,911	$1,832,264
Originations for investment	56,954	106,237	130,681	199,926
Total originations	$2,267,764	$1,260,037	$3,557,592	$2,032,190

Purchases as a percentage of originations for sale	30%	63%	32%	64%
Refinances as a percentage of originations for sale	70	37	68	36
Total	100%	100%	100%	100%

Mandatory commitments to fund originations for sale(1)	$1,275,648	$475,618

Production Margin:
Production revenue (B) (2)	$93,433	$29,895	$142,760	$46,501
Production margin (B/A)	4.23%	2.59%	4.17%	2.54%

Mortgage Servicing:
Loans serviced for others (C)	$9,188,285	$7,515,186
MSRs, at fair value (D)	77,203	72,850
Percentage of MSRs to loans serviced for others (D/C)	0.84%	0.97%
Servicing income	$6,908	$5,460	$13,939	$10,920

Components of Mortgage Banking Revenue:
MSR - current period capitalization	$20,351	$9,802	$29,798	$16,382
MSR - collection of expected cash flow - paydowns	(419)	(457)	(966)	(962)
MSR - collection of expected cash flow - payoffs	(8,252)	(3,619)	(14,728)	(5,111)
Valuation:
MSR - changes in fair value model assumptions	(7,982)	(4,305)	(22,539)	(13,049)
Gain on derivative contract held as an economic hedge, net	589	920	4,749	920
MSR valuation adjustment, net of gain on derivative contract held as an economic hedge	$(7,393)	$(3,385)	$(17,790)	$(12,129)

Summary of Mortgage Banking Revenue:
Production revenue	$93,433	$29,895	$142,760	$46,501
Servicing income	6,908	5,460	13,939	10,920
MSR activity	4,287	2,341	(3,686)	(1,820)
Other	(2,304)	(285)	(2,363)	(32)
Total mortgage banking revenue	$102,324	$37,411	$150,650	$55,569

(1)	Certain volume adjusted for the estimated pull-through rate of the loan, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund.

(2)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in the fair value of servicing rights and changes to the mortgage recourse obligation and other non-production revenue.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at June 30, 2020 and June 30, 2019.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2020	June 30, 2019
Salaries and employee benefits:
Salaries	$87,105	$75,360	$11,745	16%
Commissions and incentive compensation	46,151	36,486	9,665	26
Benefits	20,900	21,886	(986)	(5)
Total salaries and employee benefits	154,156	133,732	20,424	15
Equipment	15,846	12,759	3,087	24
Operating lease equipment depreciation	9,292	8,768	524	6
Occupancy, net	16,893	15,921	972	6
Data processing	10,406	6,204	4,202	68
Advertising and marketing	7,704	12,845	(5,141)	(40)
Professional fees	7,687	6,228	1,459	23
Amortization of other intangible assets	2,820	2,957	(137)	(5)
FDIC insurance	7,081	4,127	2,954	72
OREO expense, net	237	1,290	(1,053)	(82)
Other:
Commissions—3rd party brokers	707	749	(42)	(6)
Postage	1,591	2,606	(1,015)	(39)
Miscellaneous	24,948	21,421	3,527	16
Total other	27,246	24,776	2,470	10
Total Non-interest Expense	$259,368	$229,607	$29,761	13%
NM - Not meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2020	June 30, 2019
Salaries and employee benefits:
Salaries	$168,391	$149,397	$18,994	13%
Commissions and incentive compensation	77,726	68,085	9,641	14
Benefits	44,801	41,973	2,828	7
Total salaries and employee benefits	290,918	259,455	31,463	12
Equipment	30,680	24,529	6,151	25
Operating lease equipment depreciation	18,552	17,087	1,465	9
Occupancy, net	34,440	32,166	2,274	7
Data processing	18,779	13,729	5,050	37
Advertising and marketing	18,566	22,703	(4,137)	(18)
Professional fees	14,408	11,784	2,624	22
Amortization of other intangible assets	5,683	5,899	(216)	(4)
FDIC insurance	11,216	7,703	3,513	46
OREO expense, net	(639)	1,922	(2,561)	NM
Other:
Commissions—3rd party brokers	1,572	1,467	105	7
Postage	3,540	5,056	(1,516)	(30)
Miscellaneous	46,294	40,481	5,813	14
Total other	51,406	47,004	4,402	9
Total Non-interest Expense	$494,009	$443,981	$50,028	11%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the second quarter of 2020 compared to the second quarter of 2019 primarily as a result of the addition of employees from acquisitions, increased staffing as the Company grows and higher commissions and incentive compensation due to increased origination volume associated with the Company's mortgage business.

Equipment expense increased in the second quarter of 2020 compared to the second quarter of 2019 as a result of higher software license fees, software and computer depreciation expense.

Data processing expense increased in the second quarter of 2020 compared to the second quarter of 2019 primarily as a result of the $4.5 million of conversion costs associated with the Countryside Bank acquisition.

Advertising and marketing expenses decreased in the second quarter of 2020 compared to the second quarter of 2019 as a result of decreased sponsorship costs due to the cancellation of events, including sports sponsorships, as a result of the COVID-19 pandemic. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities, the Company's various products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the timing of sponsorship programs utilized which are determined based on the market area, targeted audience, competition and various other factors.

FDIC insurance expense increased in the second quarter of 2020 compared to the second quarter of 2019 as a result of higher assessment rates impacted by declines in the Tier 1 Leverage Ratio at the Company's bank affiliates as a result of asset growth, including PPP loans.

Other miscellaneous expense increased in the second quarter of 2020 compared to the second quarter of 2019 primarily as a result of increased contingent consideration expense accrued in the second quarter of 2020 related to the previous acquisitions of mortgage operations. The increase in the contingent consideration accrual is a result of higher anticipated payments resulting from increases in both current and forecasted revenues related to the acquired businesses due to the favorable mortgage banking environment. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $9.0 million in the second quarter of 2020 compared to $28.7 million in the second quarter of 2019. The effective tax rates were 29.46% in the second quarter of 2020 compared to 26.06% in the second quarter of 2019. During the first six months of 2020, the Company recorded income tax expense of $33.3 million compared to $58.2 million for the first six months of 2019. The effective tax rates were 28.28% for the first six months of 2020 and 25.44% for the first six months of 2019.

The higher effective tax rates in the 2020 quarterly and year-to-date periods compared to 2019 were a result of a higher level of nondeductible expenses net of tax-exempt income relative to pretax net income in the 2020 periods. The increase in the year-to-date rate was also impacted by the tax effects related to share-based compensation. The tax effects of share-based compensation fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share-based awards. The Company recorded additional tax expense related to share-based compensation of $521,000 in the first six months of 2020, and tax benefits of $1.6 million in the first six months of 2019, the majority of which was recognized in the first quarter of each year.

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

The community banking segment’s net interest income for the quarter ended June 30, 2020 totaled $205.7 million as compared to $214.3 million for the same period in 2019, a decrease of $8.6 million, or 4%. On a year-to-date basis, net interest income for the segment decreased by $13.2 million from $425.7 million for the six months ended June 30, 2019 to $412.5 million for the six months ended June 30, 2020. The decrease in the three and six month periods is primarily attributable to compression of the net interest margin attributable to the decrease in interest rates in the environment. The community banking segment’s non-interest income totaled $129.7 million in the second quarter of 2020, an increase of $64.3 million, or 98%, when compared to the second quarter of 2019 total of $65.4 million. On a year-to-date basis, non-interest income totaled $210.7 million for the six months ended June 30, 2020, an increase of $97.1 million, or 85%, compared to $113.6 million in the six months ended June 30, 2019. The increase in the three and six month periods is primarily the result of increased mortgage banking revenue from significantly increased mortgage originations during 2020. The community banking segment’s net loss for the quarter ended June 30, 2020 totaled $7.3 million, a decrease of $60.8 million as compared to net income in the second quarter of 2019 of $53.4 million. On a year-to-date basis, the community banking segment's net income was $27.3 million for the first six months of 2020 as compared to $113.8 million for the first six months of 2019. The decrease in net income in the three and six month periods is primarily attributable to higher provision for credit losses in 2020 due to the implementation of CECL and the macroeconomic conditions created by the COVID-19 pandemic. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

The specialty finance segment's net interest income totaled $42.4 million for the quarter ended June 30, 2020, compared to $39.4 million for the same period in 2019, an increase of $3.0 million, or 8%. On a year-to-date basis, net interest income increased by $6.0 million in the first six months of 2020 as compared to the first six months of 2019. The increase in the three and six month periods is primarily attributable to growth in earning assets on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $21.8 million and $19.6 million for the three month periods ended June 30, 2020 and 2019, respectively. On a year-to-date basis, non-interest income increased by $4.0 million in the first six months of 2020 as compared to the first six months of 2019. The increase in non-interest income in the three and six month periods is primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company's leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 41%, 32%, 23% and 4%, respectively, of the total revenues of our specialty finance business for the six month period ended June 30, 2020. The net income of the specialty finance segment for the quarter ended June 30, 2020 totaled $22.7 million as compared to $21.1 million for the quarter ended June 30, 2019. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2020 totaled $44.8 million as compared to $43.0 million for the six months ended June 30, 2019.

The wealth management segment reported net interest income of $8.6 million for the second quarter of 2020 compared to $6.9 million in the same quarter of 2019, an increase of $1.7 million, or 24%. On a year-to-date basis, net interest income totaled $16.4 million for the first six months of 2020 as compared to $14.4 million for the first six months of 2019. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.0 billion and $1.6 billion in the first six months of 2020 and 2019, respectively. This segment recorded non-interest income of $24.5 million for the second quarter of 2020 compared to $25.0 million for the second quarter of 2019. On a year-to-date basis, the wealth management segment's non-interest income totaled $48.6 million during the first six months of 2020 as compared to $50.0 million in the first six months of 2019. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $6.3 million for the second quarter of 2020 compared to $6.9 million for the second quarter of 2019. On a year-to-date basis, the wealth management segment's net income totaled $12.4 million and $13.9 million for the six month periods ended June 30, 2020 and 2019, respectively.

Financial Condition

Total assets were $43.5 billion at June 30, 2020, representing an increase of $9.9 billion, or 29%, when compared to June 30, 2019 and an increase of approximately $4.7 billion, or 25% on an annualized basis, when compared to March 31, 2020. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $38.1 billion at June 30, 2020, $33.8 billion at March 31, 2020, and $29.2 billion at June 30, 2019. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2020		March 31, 2020		June 30, 2019
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$705,702	2%	$403,262	1%	$281,732	1%
Loans, net of unearned income
Commercial, excluding PPP	$8,685,218	22%	$8,414,315	25%	$8,110,690	27%
Commercial - PPP	2,679,662	7	—	—	—	—
Commercial real estate	8,177,259	21	8,125,827	24	7,120,936	24
Home equity	478,302	1	499,369	1	527,784	2
Residential real estate	1,223,635	3	1,243,031	4	995,417	3
Premium finance receivables	9,014,719	23	8,591,980	26	7,696,745	26
Other loans	77,831	1	62,206	—	101,691	1
Total average loans (1)	$30,336,626	78%	$26,936,728	80%	$24,553,263	83%
Liquidity management assets (2)	7,684,998	20	6,314,347	19	4,652,403	16
Other earning assets (3)	16,917	—	19,166	—	15,719	—
Total average earning assets	$38,744,243	100%	$33,673,503	100%	$29,503,117	100%
Total average assets	$42,042,729		$36,625,490		$32,055,769
Total average earning assets to total average assets		92%		92%		92%

(1)	Includes non-accrual loans.

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $705.7 million in the second quarter of 2020, compared to $403.3 million in the first quarter of 2020 and $281.7 million in the second quarter of 2019. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The increase in average balances compared to both periods was primarily the result of increased mortgage demand associated with historically low long-term interest rates.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $30.3 billion in the second quarter of 2020, increasing $5.8 billion, or 24%, from the second quarter of 2019 and $3.4 billion, or 51% on an annualized basis, from the first quarter of 2020. Combined, the commercial and commercial real estate loan categories comprised 64% of the average loan portfolio in the second quarter of 2020 as compared to 61% in the first quarter of 2020 and 62% in the second quarter of 2019. Growth realized in these aggregated categories for the second quarter of 2020 as compared to the sequential and prior year periods is primarily attributable to PPP lending and increased business development efforts. Additionally, growth realized in the second quarter 2020 as compared to the second quarter 2019 was partially attributable to the acquisition of ROC, SBC and STC in 2019 and originations of PPP loans in the second quarter 2020.

Home equity loan portfolio averaged $478.3 million in the second quarter of 2020, and decreased $49.5 million, or 9% from the average balance of $527.8 million in same period of 2019. The decrease in the home equity loan portfolio is primarily the result of borrowers preferring to finance through longer term, low rate mortgage loans. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.2 billion in the second quarter of 2020, and increased $228.2 million, or 23% from the average balance of $995.4 million in same period of 2019. Additionally, compared to the quarter ended March 31, 2020, the average balance decreased $19.4 million, or 6% on an annualized basis. The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgage loans that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.

Average premium finance receivables totaled $9.0 billion in the second quarter of 2020, and accounted for 30% of the Company’s average total loans. The increase during the second quarter of 2020 compared to both the first quarter of 2020 and the second quarter of 2019 was the result of continued originations within the portfolio in part due to hardening insurance market conditions increasing the average size of new commercial insurance premium finance receivables to approximately $38,000 in the second quarter of 2020. Approximately $3.1 billion of premium finance receivables were originated in the second quarter of 2020 compared to $2.4 billion during the same period of 2019. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 41% and 59%, respectively, of the average total balance of premium finance receivables for the second quarter of 2020, and 41% and 59%, respectively, for the second quarter of 2019.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Total average loans for the first six months of 2020 increased $4.4 billion or 18% over the previous year period. Similar to the quarterly discussion above, approximately $1.9 billion of this increase relates to the commercial portfolio including PPP loans, $1.1 billion of this increase relates to the commercial real estate portfolio and $1.2 billion of this increase relates to the premium finance receivables portfolio.

Liquidity management assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. In response to the COVID-19 pandemic, the Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview and - Liquidity sections of this report for additional discussion of the impact of the COVID-19 pandemic.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Six Months Ended
	June 30, 2020		June 30, 2019
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$554,482	2%	$235,220	1%
Loans:
Commercial	$8,549,767	24%	$7,983,279	27%
Commercial - PPP	1,339,831	4	—	—
Commercial real estate	8,151,543	23	7,042,828	24
Home equity	488,836	1	533,918	2
Residential real estate	1,233,333	3	967,048	3
Premium finance receivables	8,803,350	24	7,583,355	26
Other loans	70,018	—	108,518	1
Total average loans(1)	$28,636,678	79%	$24,218,946	83%
Liquidity management assets (2)	6,999,672	19	4,637,826	16
Other earning assets (3)	18,041	—	14,661	—
Total average earning assets	$36,208,873	100%	$29,106,653	100%
Total average assets	$39,334,109		$31,638,289
Total average earning assets to total average assets		92%		92%

(1)	Includes non-accrual loans.

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2020		December 31, 2019		June 30, 2019
		% of		% of		% of
(In thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$11,859,232	38%	$8,285,920	31%	$8,270,774	33%
Commercial real estate	8,200,745	26	8,020,276	30	7,276,244	29
Home equity	466,596	1	513,066	2	527,370	2
Residential real estate	1,427,429	5	1,354,221	5	1,118,178	4
Premium finance receivables—commercial	3,999,774	13	3,442,027	13	3,368,423	13
Premium finance receivables—life insurance	5,400,802	17	5,074,602	19	4,634,478	18
Consumer and other	48,325	0	110,178	0	109,192	1
Total loans, net of unearned income	$31,402,903	100%	$26,800,290	100%	$25,304,659	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of June 30, 2020 and 2019:

	As of June 30, 2020			As of June 30, 2019
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other, excluding commercial PPP	$8,523,864	42.5%	$133,593	$8,270,774	53.3%	$74,893
Commercial PPP	3,335,368	16.6	4	—	—	—
Total commercial	$11,859,232	59.1%	$133,597	$8,270,774	53.3%	$74,893
Commercial Real Estate:
Construction and development	$1,340,048	6.7%	$73,316	$1,000,393	6.2%	$13,536
Non-construction	6,860,697	34.2	123,810	6,275,851	40.5	49,734
Total commercial real estate	$8,200,745	40.9%	$197,126	$7,276,244	46.7%	$63,270
Total commercial and commercial real estate	$20,059,977	100.0%	$330,723	$15,547,018	100.0%	$138,163

Commercial real estate - collateral location by state:
Illinois	$6,198,486	75.6%		$5,505,290	75.7%
Wisconsin	760,839	9.3		740,288	10.2
Total primary markets	$6,959,325	84.9%		$6,245,578	85.9%
Indiana	249,423	3.0		179,977	2.5
Florida	133,810	1.6		60,343	0.8
Arizona	78,135	1.0		62,607	0.9
California	81,634	1.0		68,497	0.9
Other	698,418	8.5		659,242	9.0
Total commercial real estate	$8,200,745	100.0%		$7,276,244	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. In addition, the Company has participated in PPP starting in the second quarter of 2020 as a result of COVID-19 disruption to the economy. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of the adoption of CECL and deterioration in macroeconomic conditions related to COVID-19, our allowance for credit losses in our commercial loan portfolio increased to $133.6 million as of June 30, 2020 compared to $74.9 million as of June 30, 2019.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 84.9% of our commercial real estate loan portfolio is located in this region as of June 30, 2020. We have been able to effectively manage our total non-performing commercial real estate loans. As of June 30, 2020, our allowance for credit losses related to this portfolio is $197.1 million compared to $63.3 million as of June 30, 2019. Similar to the commercial loan portfolio, the increase in the allowance for credit losses is primarily due to the adoption of CECL and deterioration in macroeconomic conditions related to COVID-19.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2020, our residential loan portfolio totaled $1.4 billion, or 5% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of June 30, 2020, $19.5 million of our residential real estate mortgages, or 1.4% of our residential real estate loan portfolio were classified as nonaccrual, no loans were 90 or more days past due and still accruing, $5.9 million were 30 to 89 days past due (0.4%) and $1.4 billion were current (98.2%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of June 30, 2020 and 2019 was $9.2 billion and $7.5 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $240.7 million at June 30, 2020, compared to $95.6 million balance at June 30, 2019.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2020, approximately $977,000 of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $2.8 billion in commercial insurance premium finance receivables in the second quarter of 2020 as compared to $2.2 billion of originations in the second quarter of 2019. During the six months ended June 30, 2020 and 2019, FIRST Insurance Funding and FIFC Canada originated approximately $4.9 billion and $4.1 billion, respectively, in commercial insurance premium finance receivables. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $354.3 million in life insurance premium finance receivables in the second quarter of 2020 as compared to $230.9 million of originations in the second quarter of 2019. During the six months ended June 30, 2020 and 2019, Wintrust Life Finance originated approximately $645.2 million and $474.9 million, respectively, in life insurance premium finance receivables. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at June 30, 2020 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2020	One year or less	From one to five years	Over five years
(In thousands)				Total
Commercial
Fixed rate	$270,078	$1,782,100	$822,542	$2,874,720
Fixed rate - PPP	—	3,335,368	—	3,335,368
Variable rate	5,628,606	20,411	127	5,649,144
Total commercial	$5,898,684	$5,137,879	$822,669	$11,859,232
Commercial real estate
Fixed rate	542,353	2,163,918	431,543	3,137,814
Variable rate	5,021,539	41,392	—	5,062,931
Total commercial real estate	$5,563,892	$2,205,310	$431,543	$8,200,745
Home equity
Fixed rate	23,244	4,807	27	28,078
Variable rate	438,518	—	—	438,518
Total home equity	$461,762	$4,807	$27	$466,596
Residential real estate
Fixed rate	38,039	11,576	487,530	537,145
Variable rate	60,409	341,479	488,396	890,284
Total residential real estate	$98,448	$353,055	$975,926	$1,427,429
Premium finance receivables - commercial
Fixed rate	3,909,677	90,096	1	3,999,774
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$3,909,677	$90,096	$1	$3,999,774
Premium finance receivables - life insurance
Fixed rate	43,954	153,947	21,576	219,477
Variable rate	5,181,325	—	—	5,181,325
Total premium finance receivables - life insurance	$5,225,279	$153,947	$21,576	$5,400,802
Consumer and other
Fixed rate	22,190	6,456	1,583	30,229
Variable rate	18,096	—	—	18,096
Total consumer and other	$40,286	$6,456	$1,583	$48,325
Total per category
Fixed rate	4,849,535	4,212,900	1,764,802	10,827,237
Fixed rate - PPP	—	3,335,368	—	3,335,368
Variable rate	16,348,493	403,282	488,523	17,240,298
Total loans, net of unearned income	$21,198,028	$7,951,550	$2,253,325	$31,402,903
Variable Rate Loan Pricing by Index:
Prime				$2,164,995
One- month LIBOR				8,661,027
Three- month LIBOR				301,327
Twelve- month LIBOR				5,846,946
Other				266,003
Total variable rate				$17,240,298

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

The Company’s Problem Loan Reporting system includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible and, as a result, no longer share similar risk characteristics as its related pool. If that is the case, the individual loan is considered collateral dependent and individually assessed for an allowance for credit loss. The Company’s individual assessment utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions.

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status or a charge-off. If the Company determines that a loan amount or portion thereof is uncollectible, the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

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

Non-performing Assets

The following table sets forth the Company's non-performing assets and TDRs performing under the contractual terms of the loan agreement as of the dates shown. Prior to January 1, 2020, PCI loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. As a result of the implementation of CECL, beginning in the first quarter of 2020, PCI loans transitioned to a classification of PCD loans, which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loans is considered at the individual asset level following the Company's accrual policies, instead of based upon the entire pool of loans. Due to the first quarter of 2020 adoption of CECL, the Company included $30.3 million and $35.4 million in non-performing PCD loans in total non-performing loans as of June 30, 2020 and March 31, 2020, respectively.

(Dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019
Loans past due greater than 90 days and still accruing (1):
Commercial	$1,374	$1,241	$—	$488
Commercial real estate	—	516	—	—
Home equity	—	—	—	—
Residential real estate	—	605	—	—
Premium finance receivables—commercial	35,638	16,505	11,517	6,940
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	156	78	163	172
Total loans past due greater than 90 days and still accruing	37,168	18,945	11,680	7,600
Non-accrual loans (2):
Commercial	42,882	49,916	37,224	47,604
Commercial real estate	64,557	62,830	26,113	20,875
Home equity	7,261	7,243	7,363	8,489
Residential real estate	19,529	18,965	13,797	14,236
Premium finance receivables—commercial	16,445	21,058	20,590	13,833
Premium finance receivables—life insurance	15	—	590	590
Consumer and other	427	403	231	220
Total non-accrual loans	151,116	160,415	105,908	105,847
Total non-performing loans(3):
Commercial	44,256	51,157	37,224	48,092
Commercial real estate	64,557	63,346	26,113	20,875
Home equity	7,261	7,243	7,363	8,489
Residential real estate	19,529	19,570	13,797	14,236
Premium finance receivables—commercial	52,083	37,563	32,107	20,773
Premium finance receivables—life insurance	15	—	590	590
Consumer and other	583	481	394	392
Total non-performing loans	$188,284	$179,360	$117,588	$113,447
Other real estate owned	2,409	2,701	5,208	9,920
Other real estate owned—from acquisitions	7,788	8,325	9,963	9,917
Other repossessed assets	—	—	4	263
Total non-performing assets	$198,481	$190,386	$132,763	$133,547
Accruing TDRs not included within non-performing assets	48,609	47,049	36,725	45,862
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.37%	0.57%	0.45%	0.58%
Commercial real estate	0.79	0.77	0.33	0.29
Home equity	1.56	1.46	1.44	1.61
Residential real estate	1.37	1.42	1.02	1.27
Premium finance receivables—commercial	1.30	1.08	0.93	0.62
Premium finance receivables—life insurance	0.00	0.00	0.01	0.01
Consumer and other	1.21	1.29	0.36	0.36
Total non-performing loans	0.60%	0.65%	0.44%	0.45%
Total non-performing assets, as a percentage of total assets	0.46%	0.49%	0.36%	0.40%
Allowance for loan losses as a percentage of total non-performing loans	166.51%	120.46%	133.37%	141.41%

(1)	As of the dates shown no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $34.9 million, $36.6 million, $27.1 million and $30.1 million as of June 30, 2020, March 31, 2020, December 31, 2019 and June 30, 2019, respectively.

(3)	Includes PCD loans. As a result of the adoption of ASU 2016-13, the Company transitioned all previously classified PCI loans to PCD loans effective January 1, 2020.

State emergency orders and pandemic delays on processing of return premiums, which serve as our collateral, contributed to the increase in 90 day past due premium finance receivables. Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb losses that are expected upon the ultimate resolution of these credits. While the ultimate effect of the COVID-19 pandemic on non-performing assets remains unknown, significant increases may occur in subsequent periods. Management will continue to actively review and monitor its loan portfolios, in an effort to identify problem credits in a timely manner. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at June 30, 2020 and March 31, 2020:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of June 30, 2020
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$42,882	$1,374	$8,952	$23,720	$8,446,936	$8,523,864
Commercial PPP loans	—	—	—	—	3,335,368	3,335,368
Commercial real estate
Construction and development	9,829	—	1,944	17,313	1,310,962	1,340,048
Non-construction	54,728	—	24,536	58,215	6,723,218	6,860,697
Home equity	7,261	—	—	1,296	458,039	466,596
Residential real estate	19,529	—	1,506	4,400	1,401,994	1,427,429
Premium finance receivables
Commercial insurance loans	16,445	35,638	35,967	46,556	3,865,168	3,999,774
Life insurance loans	15	—	6,386	14,604	5,379,797	5,400,802
Consumer and other	427	156	4	281	47,457	48,325
Total loans, net of unearned income	$151,116	$37,168	$79,295	$166,385	$30,968,939	$31,402,903

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of March 31, 2020
(Dollars in thousands)
Loan Balances:(1)
Commercial
Commercial, industrial and other, excluding PPP loans	$49,916	$1,241	$8,873	$86,129	$8,879,727	$9,025,886
Commercial PPP loans	—	—	—	—	—	—
Commercial real estate
Construction and development	7,422	147	1,859	16,938	1,274,987	1,301,353
Non-construction	55,408	369	8,353	58,130	6,761,918	6,884,178
Home equity	7,243	—	214	2,096	485,102	494,655
Residential real estate	18,965	605	345	28,983	1,328,491	1,377,389
Premium finance receivables
Commercial insurance loans	21,058	16,505	10,327	32,811	3,384,354	3,465,055
Life insurance loans	—	—	2,403	37,374	5,181,862	5,221,639
Consumer and other	403	78	625	207	35,853	37,166
Total loans, net of unearned income	$160,415	$18,945	$32,999	$262,668	$27,332,294	$27,807,321

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

As of June 30, 2020, $79.3 million of all loans, or 0.3%, were 60 to 89 days past due and $166.4 million of all loans or 0.5%, were 30 to 59 days (or one payment) past due. As of March 31, 2020, $33.0 million of all loans or 0.1%, were 60 to 89 days past due and $262.7 million, or 0.9%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2020 that were current with regard to the contractual terms of the loan agreement represent 98.2% of the total home equity portfolio. Residential real estate loans at June 30, 2020 that were current with regards to the contractual terms of the loan agreements comprise 98.2% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2020	2019	2020	2019
Balance at beginning of period	$179,360	$117,586	$117,588	$113,234
Additions from becoming non-performing in the respective period	20,803	20,567	52,998	44,597
Additions from the adoption of ASU 2016-13	—	—	37,285	—
Return to performing status	(2,566)	(47)	(3,052)	(14,124)
Payments received	(11,201)	(5,438)	(19,150)	(9,462)
Transfer to OREO and other repossessed assets	—	(1,486)	(1,297)	(1,568)
Charge-offs	(12,884)	(16,817)	(15,435)	(20,809)
Net change for niche loans (1)	14,772	(918)	19,347	1,579
Balance at end of period	$188,284	$113,447	$188,284	$113,447

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for credit losses was appropriate at June 30, 2020, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks, overall levels of net charge-offs and expectations of future forecasts. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Allowance for credit losses at beginning of period	$253,412	$159,622	$158,461	$154,164
Cumulative effect adjustment from the adoption of ASU 2016-13	—	—	47,344	—
Provision for credit losses	135,058	24,580	188,023	35,204
Other adjustments	42	(11)	(31)	(38)
Charge-offs:
Commercial	5,686	17,380	7,839	17,883
Commercial real estate	7,224	326	7,794	4,060
Home equity	239	690	1,240	778
Residential real estate	293	287	694	290
Premium finance receivables	3,434	5,009	6,618	7,219
Consumer and other	99	136	227	238
Total charge-offs	16,975	23,828	24,412	30,468
Recoveries:
Commercial	112	289	495	607
Commercial real estate	493	247	756	727
Home equity	46	68	340	130
Residential real estate	30	140	90	169
Premium finance receivables	833	734	1,943	1,290
Consumer and other	58	60	100	116
Total recoveries	1,572	1,538	3,724	3,039
Net charge-offs	(15,403)	(22,290)	(20,688)	(27,429)
Allowance for credit losses at period end	$373,109	$161,901	$373,109	$161,901
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.20%	0.85%	0.15%	0.44%
Commercial real estate	0.33	0.00	0.17	0.10
Home equity	0.16	0.47	0.37	0.25
Residential real estate	0.09	0.06	0.10	0.03
Premium finance receivables	0.12	0.22	0.11	0.16
Consumer and other	0.25	0.30	0.39	0.23
Total loans, net of unearned income	0.20%	0.36%	0.15%	0.23%
Net charge-offs as a percentage of the provision for credit losses	11.41%	90.68%	11.00%	77.92%
Loans at period-end	$31,402,903	$25,304,659
Allowance for loan losses as a percentage of loans at period end	1.00%	0.63%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	1.19	0.64
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end, excluding PPP loans	1.33	0.64
The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $59.6 million and $1.5 million as of June 30, 2020 and June 30, 2019, respectively.

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

Collective Measurement

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macroeconomic scenario provided by a third-party and reviewed within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are only considered when either 1) the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable, or 2) the expected extension, renewal or modification is reasonably expected to result in a TDR. The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

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

Premium Finance Receivables

The determination of the appropriate allowance for credit losses for premium finance receivables is an assumption-based approach focusing on historical loss rates in the portfolio, adjusted qualitatively for current macroeconomic conditions and reasonable and supportable forecasts.

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

TDRs

At June 30, 2020, the Company had $83.5 million in loans modified in TDRs. The $83.5 million in TDRs represents 278 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance slightly decreased from $83.6 million representing 263 credits at March 31, 2020 and increased from $76.0 million representing 182 credits at June 30, 2019.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was individually assessed when measuring the allowance for credit losses at June 30, 2020 and approximately $7.9 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at June 30, 2020, the Company was committed to lend an additional $114,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(In thousands)	2020	2020	2019
Accruing TDRs:
Commercial	$5,338	$6,500	$15,923
Commercial real estate	19,106	18,043	12,646
Residential real estate and other	24,165	22,506	17,293
Total accruing TDRs	$48,609	$47,049	$45,862
Non-accrual TDRs: (1)
Commercial	$20,788	$17,206	$21,850
Commercial real estate	8,545	14,420	2,854
Residential real estate and other	5,606	4,962	5,435
Total non-accrual TDRs	$34,939	$36,588	$30,139
Total TDRs:
Commercial	$26,126	$23,706	$37,773
Commercial real estate	27,651	32,463	15,500
Residential real estate and other	29,771	27,468	22,728
Total TDRs	$83,548	$83,637	$76,001

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of June 30, 2020 and June 30, 2019, and show the change in the balance during those periods:

Three Months Ended June 30, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$23,706	$32,463	$27,468	$83,637
Additions during the period	3,431	2,082	3,504	9,017
Reductions:
Charge-offs	—	(6,069)	(41)	(6,110)
Transferred to OREO and other repossessed assets	—	—	—	—
Payments received	(1,011)	(825)	(1,160)	(2,996)
Balance at period end	$26,126	$27,651	$29,771	$83,548

Three Months Ended June 30, 2019 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$54,040	$15,640	$18,682	$88,362
Additions during the period	2,454	1,274	5,762	9,490
Reductions:
Charge-offs	(15,607)	(127)	128	(15,606)
Transferred to OREO and other repossessed assets	—	—	—	—
Payments received	(3,114)	(1,287)	(1,844)	(6,245)
Balance at period end	$37,773	$15,500	$22,728	$76,001

Six Months Ended June 30, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,739	$16,873	$28,224	$63,836
Additions during the period	9,033	18,135	5,646	32,814
Reductions:
Charge-offs	—	(6,069)	(386)	(6,455)
Transferred to OREO and other repossessed assets	—	—	(945)	(945)
Payments received	(1,646)	(1,288)	(2,768)	(5,702)
Balance at period end	$26,126	$27,651	$29,771	$83,548

Six Months Ended June 30, 2019 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$36,319	$15,447	$14,336	$66,102
Additions during the period	21,384	1,576	10,248	33,208
Reductions:
Charge-offs	(15,607)	(127)	128	(15,606)
Transferred to OREO and other repossessed assets	—	—	—	—
Payments received	(4,323)	(1,396)	(1,984)	(7,703)
Balance at period end	$37,773	$15,500	$22,728	$76,001

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

On March 22, 2020, interagency guidance was issued titled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effect of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are generally insignificant. Modifications qualifying for the exemption from TDR classification totaled approximately $1.7 billion as of June 30, 2020.

The table below presents a summary of all COVID-19 related modified loans as of June 30, 2020, presented by loan category and type of modification:

(in thousands)	Interest-only	Full Payment Deferral	Line Increases	Other	Total
Commercial	$482,477	$312,012	$34,009	$53,592	$882,090
Commercial real estate	439,125	348,618	—	34,854	822,597
Home equity	—	12,900	—	252	13,152
Residential real estate	—	955	—	—	955
Premium finance receivables	—	1,116	—	11,030	12,146
Consumer and other	—	467	123	—	590
Total loans, net of unearned income	$921,602	$676,068	$34,132	$99,728	$1,731,530

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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance at beginning of period	$11,026	$21,520	$15,171	$24,820
Disposal/resolved	(612)	(2,397)	(5,405)	(5,155)
Transfers in at fair value, less costs to sell	—	1,746	954	1,778
Fair value adjustments	(217)	(1,032)	(523)	(1,606)
Balance at end of period	$10,197	$19,837	$10,197	$19,837

	Period End
(In thousands)	June 30, 2020	March 31, 2020	June 30, 2019
Residential real estate	$1,382	$1,684	$1,312
Residential real estate development	—	—	1,282
Commercial real estate	8,815	9,342	17,243
Total	$10,197	$11,026	$19,837

Deposits

Total deposits at June 30, 2020 were $35.7 billion, an increase of $8.1 billion, or 30%, compared to total deposits at June 30, 2019. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2020:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2020 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$1,690	$33,600	$59,988	$651,964	$747,242	1.65%
4-6 months	609	31,127	—	561,696	593,432	1.53
7-9 months	—	9,547	—	802,262	811,809	1.91
10-12 months	—	14,830	—	1,223,365	1,238,195	1.93
13-18 months	1,401	15,049	—	1,012,797	1,029,247	1.99
19-24 months	—	4,580	—	200,078	204,658	1.19
24+ months	88	4,395	—	208,321	212,804	1.38
Total	$3,788	$113,128	$59,988	$4,660,483	$4,837,387	1.79%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2020		March 31, 2020		June 30, 2019
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$9,607,528	27%	$7,235,177	24%	$6,487,627	25%
NOW and interest bearing demand deposits	3,323,124	10	3,113,733	11	2,878,021	11
Wealth management deposits	4,380,996	13	2,838,719	9	2,605,690	10
Money market	8,727,966	25	7,990,775	27	6,095,285	23
Savings	3,394,480	10	3,189,835	11	2,752,828	11
Time certificates of deposit	5,104,701	15	5,526,407	18	5,322,384	20
Total average deposits	$34,538,795	100%	$29,894,646	100%	$26,141,835	100%

Total average deposits for the second quarter of 2020 were $34.5 billion, an increase of $8.4 billion, or 32%, from the second quarter of 2019. The increase in average deposits is primarily attributable to the various acquisitions and branch openings along with additional deposits related to PPP lending and organic growth of retail deposits.

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

	June 30,		December 31,
(Dollars in thousands)	2020	2019	2019	2018	2017
Total deposits	$35,651,874	$27,518,815	$30,107,138	$26,094,678	$23,183,347
Brokered deposits	2,344,851	1,764,261	1,011,404	1,071,562	1,445,306
Brokered deposits as a percentage of total deposits	6.6%	6.4%	3.4%	4.1%	6.2%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(In thousands)	2020	2020	2019
FHLB advances	$1,214,375	$951,613	$869,812
Other borrowings:
Notes payable	141,316	127,978	142,571
Short-term borrowings	9,881	45,089	42,214
Secured borrowings	276,030	250,054	187,100
Other	66,123	46,456	47,179
Total other borrowings	$493,350	$469,577	$419,064
Subordinated notes	436,226	436,119	220,771
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$2,397,517	$2,110,875	$1,763,213
FHLB advances provide the banks with access to fixed rate funds that are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $1.2 billion at June 30, 2020, compared to $1.2 billion at March 31, 2020 and $574.8 million at June 30, 2019.

Notes payable balances as of June 30, 2020 and December 31, 2019 represent the balances on our $200.0 million loan agreement with unaffiliated banks consisting of a $50.0 million revolving credit facility and a $150.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2020 and December 31, 2019, the Company had a balance under the term facility of $112.4 million and $123.1 million, respectively. The Company was contractually required to borrow the entire amount of the term facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At June 30, 2020, the Company had no outstanding balance under the Revolving Credit Facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $8.5 million at June 30, 2020 compared to $12.1 million at March 31, 2020 and $10.2 million at June 30, 2019. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. In May 2020, the unrelated third party paid an additional C$100 million, which increased the total payments to C$420 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $309.1 million at June 30, 2020 compared to $227.4 million at March 31, 2020 and $213.7 million at June 30, 2019. At June 30, 2020, the interest rate of the Canadian Secured Borrowing was 1.7771%. The remaining balance within secured borrowings at June 30, 2020 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other borrowings at June 30, 2020 include a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by three office buildings owned by the Company. At June 30, 2020, the Fixed-Rate Promissory Note had a balance of $66.0 million compared to $66.3 million at March 31, 2020 and $47.1 million at June 30, 2019. Under the Fixed-Rate Promissory Note, the Company makes monthly principal payments and pays interest at a fixed rate until maturity. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025.

At June 30, 2020, the Company had outstanding subordinated notes totaling $436.3 million compared to $436.2 million and $436.0 million outstanding at March 31, 2020 and June 30, 2019, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized costs paid related to the different issuances of such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of June 30, 2020, March 31, 2020 and June 30, 2019. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to 11 trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At June 30, 2020, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	June 30, 2020	March 31, 2020	June 30, 2019
Tier 1 leverage ratio	8.1%	8.5%	9.1%
Risk-based capital ratios:
Tier 1 capital ratio	10.1	9.3	9.6
Common equity tier 1 capital ratio	8.8	8.9	9.2
Total capital ratio	12.8	11.9	12.4
Other ratio:
Total average equity-to-total average assets(1)	9.3	10.1	10.7

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

In February 2019, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC issued a final rule to address the changes to the measurement of the allowance for credit losses, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the adverse effects on regulatory capital that may result from the adoption of the new accounting standard as of its date of adoption, or January 1, 2020. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period.

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D and Series E preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January and April of 2020 the Company declared a quarterly cash dividend of $0.28 per common share. In January, April, July and October of 2019, the Company declared a quarterly cash dividend of $0.25 per common share.

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

See Note 18 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D preferred stock in June 2015 and Series E Preferred Stock and associated Depositary Shares in May 2020. The Company hereby incorporates by reference Note 18 of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

LIQUIDITY

The Company manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers’ needs for loans and deposit withdrawals. The management process includes the utilization of stress testing processes and other aspects of the Company's liquidity management framework to assess and monitor risk, and inform decision making. The liquidity to meet the demands of customers is provided by maturing assets, liquid assets that can be converted to cash and the ability to attract funds from external sources. Liquid assets refer to money market assets such as Federal funds sold and interest bearing deposits with banks, as well as available-for-sale debt securities and equity securities with readily determinable fair values which are not pledged to secure public funds. In addition, trade date receivables represent certain sales or calls of available-for-sale securities that await cash settlement, typically in the month following the trade date.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, such as the impacts of the COVID-19 pandemic, and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2020, March 31, 2020 and June 30, 2019 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2020	25.9%	12.6%	(8.3)%
March 31, 2020	22.5	10.6	(9.4)
June 30, 2019	17.3	8.9	(10.2)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2020	13.0%	6.7%	(3.2)%
March 31, 2020	7.7	3.7	(3.8)
June 30, 2019	8.3	4.3	(4.6)

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

During the first six months of 2020 and 2019, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2020 and 2019.

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

Wintrust Mortgage Matter
On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit in the Superior Court of Los Angeles County, California against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California from October 17, 2014 through the present. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage filed its response to the complaint on February 25, 2019. On November 1, 2019, the plaintiff’s counsel filed a letter with the California Department of Labor advising that it was initiating an action under California’s Private Attorney General Act statute based on the same alleged violations. In November 2019, the parties reached a settlement agreement. The parties executed a settlement agreement and on February 26, 2020, plaintiff moved the court for approval. A hearing on the motion to approve settlement was originally set for June 16, 2020, but the court continued the motion to September 8, 2020. The Company has reserved an amount for this proposed settlement that is immaterial to its results of operations or financial condition.

Northbrook Bank Matter

On October 17, 2018, two individual plaintiffs filed suit in the Circuit Court of Cook County, Illinois against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen. Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which the court granted on March 5, 2019. On April 3, 2019, Plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank did not believe the amended complaint cured the pleading defects recognized by the court and filed a motion to dismiss the Amended Complaint on May 17, 2019. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook again moved to dismiss the complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs filed an appeal on December 2, 2019. This appeal has been fully briefed and remains pending before the Illinois First District Appellate Court. Northbrook Bank believes plaintiffs’ allegations are legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

Wintrust Bank Matter

On April 30, 2020, A.D. Sims LLC on behalf of itself and other similarly situated plaintiffs filed suit in the federal district court for the Northern District of Illinois against Wintrust Financial Corporation, Wintrust Bank, N.A., Bank of America, N.A., Cross River Bank, and an additional 4,971 named and unnamed defendants alleging the defendant financial institutions’ failure to pay agent fees on loans issued by them under the federal CARES Act’s Payroll Protection Program (“PPP”). Plaintiffs allege the collective damages could exceed $3.8 billion and have asked the court to require the defendants to establish, on a pro rata basis, a fund which could be used to pay agent fees due. Plaintiffs voluntarily dismissed Wintrust Financial Corporation as a defendant in this suit on June 29, 2020. Plaintiffs’ attorneys have filed similar actions across the country and have moved the federal panel for Multi-District Litigation to consolidate these PPP Agent Fee class actions before a single judge. This motion was heard on July 30, 2020 and denied on August 5, 2020. Wintrust Bank believes plaintiffs’ allegations are legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

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

The COVID-19 pandemic has negatively impacted us and many of our customers, and could continue to affect significantly more households and businesses in our geographic area as well as the overall domestic and global economy. U.S. federal, state and foreign governments have taken actions to address the pandemic, including travel bans, school and business closures and “shelter in place” orders. Even as restrictions have been lifted, it remains possible that such restrictions may be reinstated. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disruption of global supply chains, market downturns and volatility, changes in consumer behavior and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes may have a significant adverse effect on the markets in which we conduct our business, the demand for our products and services, and our ability to operate in the normal course. All of our three primary business segments: community banking, specialty finance and wealth management, have been uniquely impacted and will likely continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve.

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

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and its banks are subject to additional risks of litigation from the banks’ customers or other parties regarding the banks’ processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act into law, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Company’s banks are participating in the PPP as lenders. As of June 30, 2020, we have originated approximately 11,000 PPP loans with a carrying balance totaling approximately $3.3 billion.

The PPP opened to borrower applications on April 3, 2020; due to the short timeframe between the passing of the CARES Act and the launch of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP. Subsequent rounds of legislation and associated agency guidance have not provided necessary clarity and have created potential additional inconsistencies and ambiguities. Accordingly, the Company is exposed to risks relating to compliance with the PPP requirements.

Additionally, since the launch of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, as well as litigation regarding the alleged nonpayment of fees that may be due to certain agents who facilitated PPP loan applications. The Company and the banks may be exposed to the risk of litigation, from both customers and non-customers that approached the banks regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or its banks and is not resolved in a manner favorable to the Company or the banks, it may result in significant financial liability or adversely affect the Company’s reputation. The Company and one of its banks were named as defendants in a putative class action regarding the alleged nonpayment of agency fees. See Part II, Item 1 “Legal Proceedings.” Regardless of outcome, litigation can be costly and distracting. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, the banks face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the PPP loans are guaranteed by the SBA, various regulatory requirements will apply to the banks’ ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty.

The banks also have credit risk with respect to PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the banks, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On October 24, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $125 million of its outstanding shares of common stock. In the first quarter of 2020, the Company repurchased approximately $37.1 million of the Company's common stock on the open market. Commencing in March, 2020, the Company temporarily suspended the common stock repurchase program, as a prudential measure to preserve liquidity in light of the COVID-19 pandemic.

Item 6: Exhibits:

(a)	Exhibits

3.1
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2020, and incorporated herein by reference).

4.1
Form of Subordinated Indenture between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 6, 2020).

4.2
Certificate of Designations of the Company filed on May 7, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2020).

4.3
Deposit Agreement, dated May 15, 2020, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

4.4
Form of Depositary Receipt (included as Exhibit A to Exhibit 4.3 hereto) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

10.1
Eighth Amending Agreement to the Receivables Purchase Agreement, dated May 20, 2020, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.2
Performance Guarantee Confirmation, made as of May 20, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.3
Fee Letter, dated May 20, 2020, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	August 7, 2020	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)