Form 10-Q
period 2020-09-30
WINTRUST FINANCIAL CORP
filed 2020-11-06
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Common Stock — no par value, 57,635,908 shares, as of November 2, 2020

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2020	December 31, 2019	September 30, 2019
Assets
Cash and due from banks	$308,639	$286,167	$448,755
Federal funds sold and securities purchased under resale agreements	56	309	59
Interest-bearing deposits with banks	3,825,823	2,164,560	2,260,806
Available-for-sale securities, at fair value	2,946,459	3,106,214	2,270,059
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $63 at September 30, 2020 ($575.9 million, $1.1 billion and $1.1 billion fair value at September 30, 2020, December 31, 2019 and September 30, 2019 respectively)	560,267	1,134,400	1,095,802
Trading account securities	1,720	1,068	3,204
Equity securities with readily determinable fair value	54,398	50,840	46,086
Federal Home Loan Bank and Federal Reserve Bank stock	135,568	100,739	92,714
Brokerage customer receivables	16,818	16,573	14,943
Mortgage loans held-for-sale, at fair value	959,671	377,313	464,727
Loans, net of unearned income	32,135,555	26,800,290	25,710,171
Allowance for loan losses	(325,959)	(156,828)	(161,763)
Net loans	31,809,596	26,643,462	25,548,408
Premises and equipment, net	774,288	754,328	721,856
Lease investments, net	230,373	231,192	228,647
Accrued interest receivable and other assets	1,424,728	1,061,141	1,087,864
Goodwill	644,644	645,220	584,315
Other intangible assets	38,670	47,057	43,657
Total assets	$43,731,718	$36,620,583	$34,911,902
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$10,409,747	$7,216,758	$7,067,960
Interest bearing	25,434,675	22,890,380	21,642,419
Total deposits	35,844,422	30,107,138	28,710,379
Federal Home Loan Bank advances	1,228,422	674,870	574,847
Other borrowings	507,395	418,174	410,488
Subordinated notes	436,385	436,095	435,979
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	—	—	226
Accrued interest payable and other liabilities	1,387,439	1,039,490	986,092
Total liabilities	39,657,629	32,929,333	31,371,577
Shareholders' Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at September 30, 2020, December 31, 2019 and September 30, 2019	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at September 30, 2020 and no shares issued and outstanding at December 31, 2019 and September 30, 2019	287,500	—	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2020, December 31, 2019 and September 30, 2019; 58,322,775 shares issued at September 30, 2020, 57,950,803 shares issued at December 31, 2019 and 56,824,911 shares issued at September 30, 2019	58,323	57,951	56,825
Surplus	1,647,049	1,650,278	1,574,011
Treasury stock, at cost, 720,784 shares at September 30, 2020, 128,912 shares at December 31, 2019, and 126,482 shares at September 30, 2019	(44,891)	(6,931)	(6,799)
Retained earnings	2,001,949	1,899,630	1,830,165
Accumulated other comprehensive loss	(841)	(34,678)	(38,877)
Total shareholders’ equity	4,074,089	3,691,250	3,540,325
Total liabilities and shareholders’ equity	$43,731,718	$36,620,583	$34,911,902
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income
Interest and fees on loans	$280,479	$314,277	$877,064	$920,425
Mortgage loans held-for-sale	5,791	3,478	13,720	8,791
Interest-bearing deposits with banks	1,181	10,326	7,259	20,832
Federal funds sold and securities purchased under resale agreements	—	310	102	310
Investment securities	21,819	24,758	81,391	80,435
Trading account securities	6	20	26	33
Federal Home Loan Bank and Federal Reserve Bank stock	1,774	1,294	5,116	4,088
Brokerage customer receivables	106	164	361	497
Total interest income	311,156	354,627	985,039	1,035,411
Interest expense
Interest on deposits	39,084	76,168	156,576	204,168
Interest on Federal Home Loan Bank advances	4,947	1,774	13,241	8,417
Interest on other borrowings	3,012	3,466	9,994	10,624
Interest on subordinated notes	5,474	5,470	16,452	10,051
Interest on junior subordinated debentures	2,703	2,897	8,266	9,111
Total interest expense	55,220	89,775	204,529	242,371
Net interest income	255,936	264,852	780,510	793,040
Provision for credit losses	25,026	10,834	213,040	46,038
Net interest income after provision for credit losses	230,910	254,018	567,470	747,002
Non-interest income
Wealth management	24,957	23,999	73,534	72,115
Mortgage banking	108,544	50,864	259,194	106,433
Service charges on deposit accounts	11,497	9,972	33,182	28,097
Gains (losses) on investment securities, net	411	710	(3,140)	2,938
Fees from covered call options	—	—	2,292	2,427
Trading gains (losses), net	183	11	(902)	(204)
Operating lease income, net	11,717	12,025	35,486	34,554
Other	13,284	17,556	46,182	48,592
Total non-interest income	170,593	115,137	445,828	294,952
Non-interest expense
Salaries and employee benefits	164,042	141,024	454,960	400,479
Equipment	17,251	13,314	47,931	37,843
Operating lease equipment depreciation	9,425	8,907	27,977	25,994
Occupancy, net	15,830	14,991	50,270	47,157
Data processing	5,689	6,522	24,468	20,251
Advertising and marketing	7,880	13,375	26,446	36,078
Professional fees	6,488	8,037	20,896	19,821
Amortization of other intangible assets	2,701	2,928	8,384	8,827
FDIC insurance	6,772	148	17,988	7,851
OREO expense, net	(168)	1,170	(807)	3,092
Other	28,309	24,138	79,715	71,142
Total non-interest expense	264,219	234,554	758,228	678,535
Income before taxes	137,284	134,601	255,070	363,419
Income tax expense	29,969	35,480	63,284	93,686
Net income	$107,315	$99,121	$191,786	$269,733
Preferred stock dividends	10,286	2,050	14,386	6,150
Net income applicable to common shares	$97,029	$97,071	$177,400	$263,583
Net income per common share—Basic	$1.68	$1.71	$3.08	$4.65
Net income per common share—Diluted	$1.67	$1.69	$3.06	$4.60
Cash dividends declared per common share	$0.28	$0.25	$0.84	$0.75
Weighted average common shares outstanding	57,597	56,690	57,595	56,627
Dilutive potential common shares	449	773	469	724
Average common shares and dilutive common shares	58,046	57,463	58,064	57,351
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$107,315	$99,121	$191,786	$269,733
Unrealized (losses) gains on available-for-sale securities
Before tax	(14,563)	18,231	81,859	82,683
Tax effect	3,881	(4,860)	(21,816)	(22,156)
Net of tax	(10,682)	13,371	60,043	60,527
Reclassification of net gains on available-for-sale securities included in net income
Before tax	50	400	200	856
Tax effect	(14)	(108)	(54)	(230)
Net of tax	36	292	146	626
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	54	58	178	416
Tax effect	(14)	(16)	(47)	(114)
Net of tax	40	42	131	302
Net unrealized (losses) gains on available-for-sale securities	(10,758)	13,037	59,766	59,599
Unrealized gains (losses) on derivative instruments
Before tax	10,393	(6,848)	(31,167)	(34,012)
Tax effect	(2,770)	1,834	8,325	9,097
Net unrealized gains (losses) on derivative instruments	7,623	(5,014)	(22,842)	(24,915)
Foreign currency adjustment
Before tax	3,716	(1,889)	(3,939)	4,234
Tax effect	(825)	418	852	(923)
Net foreign currency adjustment	2,891	(1,471)	(3,087)	3,311
Total other comprehensive (loss) income	(244)	6,552	33,837	37,995
Comprehensive income	$107,071	$105,673	$225,623	$307,728
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at June 30, 2019	$125,000	$56,794	$1,569,969	$(6,650)	$1,747,266	$(45,429)	$3,446,950
Net income	—	—	—	—	99,121	—	99,121
Other comprehensive income, net of tax	—	—	—	—	—	6,552	6,552
Cash dividends declared on common stock, $0.25 per share	—	—	—	—	(14,172)	—	(14,172)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	1,995	—	—	—	1,995
Common stock issued for:
Exercise of stock options and warrants	—	17	718	(149)	—	—	586
Restricted stock awards	—	2	(2)	—	—	—	—
Employee stock purchase plan	—	11	771	—	—	—	782
Director compensation plan	—	1	560	—	—	—	561
Balance at September 30, 2019	$125,000	$56,825	$1,574,011	$(6,799)	$1,830,165	$(38,877)	$3,540,325

Balance at January 1, 2019	$125,000	$56,518	$1,557,984	$(5,634)	$1,610,574	$(76,872)	$3,267,570
Cumulative effect adjustment from the adoption of ASU 2017-08	—	—	—	—	(1,531)	—	(1,531)
Net income	—	—	—	—	269,733	—	269,733
Other comprehensive income, net of tax	—	—	—	—	—	37,995	37,995
Cash dividends declared on common stock, $0.75 per share	—	—	—	—	(42,461)	—	(42,461)
Dividends on preferred stock, $1.23 per share	—	—	—	—	(6,150)	—	(6,150)
Stock-based compensation	—	—	8,278	—	—	—	8,278
Common stock issued for:
Exercise of stock options and warrants	—	112	4,225	(724)	—	—	3,613
Restricted stock awards	—	144	(144)	(441)	—	—	(441)
Employee stock purchase plan	—	32	2,099	—	—	—	2,131
Director compensation plan	—	19	1,569	—	—	—	1,588
Balance at September 30, 2019	$125,000	$56,825	$1,574,011	$(6,799)	$1,830,165	$(38,877)	$3,540,325

Balance at June 30, 2020	$412,500	$58,294	$1,643,864	$(44,891)	$1,921,048	$(597)	$3,990,218
Net income	—	—	—	—	107,315	—	107,315
Other comprehensive loss, net of tax	—	—	—	—	—	(244)	(244)
Cash dividends declared on common stock, $0.28 per share	—	—	—	—	(16,128)	—	(16,128)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $716.15 per share	—	—	—	—	(10,286)	—	(10,286)
Stock-based compensation	—	—	1,255	—	—	—	1,255
Common stock issued for:
Exercise of stock options and warrants	—	7	490	—	—	—	497
Restricted stock awards	—	2	(2)	—	—	—	—
Employee stock purchase plan	—	20	827	—	—	—	847
Director compensation plan	—	—	615	—	—	—	615
Balance at September 30, 2020	$412,500	$58,323	$1,647,049	$(44,891)	$2,001,949	$(841)	$4,074,089

Balance at January 1, 2020	$125,000	$57,951	$1,650,278	$(6,931)	$1,899,630	$(34,678)	$3,691,250
Cumulative effect adjustment from the adoption of ASU 2016-13, net of tax	—	—	—	—	(26,717)	—	(26,717)
Net income	—	—	—	—	191,786	—	191,786
Other comprehensive income, net of tax	—	—	—	—	—	33,837	33,837
Cash dividends declared on common stock, $0.84 per share	—	—	—	—	(48,364)	—	(48,364)
Dividends on Series D preferred stock, $1.23 per share and Series E preferred stock, $716.15 per share	—	—	—	—	(14,386)	—	(14,386)
Common stock repurchased under authorized program	—	—	—	(37,116)	—	—	(37,116)
Stock-based compensation	—	—	(1,023)	—	—	—	(1,023)
Issuance of Series E preferred stock	287,500	—	(9,857)	—	—	—	277,643
Common stock issued for:
Exercise of stock options and warrants	—	105	3,923	(92)	—	—	3,936
Restricted stock awards	—	195	(195)	(752)	—	—	(752)
Employee stock purchase plan	—	52	2,180	—	—	—	2,232
Director compensation plan	—	20	1,743	—	—	—	1,763
Balance at September 30, 2020	$412,500	$58,323	$1,647,049	$(44,891)	$2,001,949	$(841)	$4,074,089
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019
Operating Activities:
Net income	$191,786	$269,733
Adjustments to reconcile net income to net cash used for operating activities
Provision for credit losses	213,040	46,038
Depreciation, amortization and accretion, net	71,295	64,838
Stock-based compensation expense	(1,023)	8,278
Net amortization of premium on securities	8,079	4,501
Accretion of discount and deferred fees on loans, net	(60,451)	(17,335)
Mortgage servicing rights fair value change, net	48,497	30,417
Originations and purchases of mortgage loans held-for-sale	(5,653,486)	(3,252,539)
Proceeds from sales of mortgage loans held-for-sale	5,208,962	3,118,102
Bank owned life insurance ("BOLI") income	(1,884)	(3,469)
Increase in trading securities, net	(652)	(1,512)
Net increase in brokerage customer receivables	(245)	(2,334)
Gains on mortgage loans sold	(260,622)	(96,631)
Losses (gains) on investment securities, net	3,140	(2,938)
Losses on sales of premises and equipment, net	192	43
Net (gains) losses on sales and fair value adjustments of other real estate owned	(933)	1,823
Increase in accrued interest receivable and other assets, net	(154,912)	(181,144)
Decrease in accrued interest payable and other liabilities, net	(33,935)	(8,826)
Net Cash Used for Operating Activities	(423,152)	(22,955)
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	1,005,968	391,434
Proceeds from maturities and calls of held-to-maturity securities	698,305	341,912
Proceeds from sales of available-for-sale securities	502,676	905,926
Proceeds from sales of equity securities with readily determinable fair value	6,530	16,200
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,691	1,461
Purchases of available-for-sale securities	(1,273,798)	(1,098,566)
Purchases of held-to-maturity securities	(125,220)	(373,394)
Purchases of equity securities with readily determinable fair value	(11,367)	(25,677)
Purchases of equity securities without readily determinable fair value	(3,666)	(1,847)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(34,829)	(1,360)
(Purchases of) distributions from investments in partnerships, net	(606)	1,532
Net cash received in business combinations	—	748
Proceeds from sales of other real estate owned	6,937	9,656
Net increase in interest-bearing deposits with banks	(1,662,172)	(1,161,452)
Net increase in loans	(5,174,163)	(1,744,613)
Redemption of BOLI	—	326
Purchases of premises and equipment, net	(54,392)	(51,450)
Net Cash Used for Investing Activities	(6,118,106)	(2,789,164)
Financing Activities:
Increase in deposit accounts, net	5,737,721	2,454,510
Increase in other borrowings, net	91,823	10,950
Increase in Federal Home Loan Bank advances, net	553,500	148,442
Proceeds from the issuance of subordinated notes, net	—	296,617
Proceeds from the issuance of preferred stock, net	277,643	—
Cash payments to settle contingent consideration liabilities recognized in business combinations	(4,523)	(66)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	8,023	8,056
Common stock repurchases under authorized program	(37,116)	—
Common stock repurchases for tax withholdings related to stock-based compensation	(844)	(1,165)
Dividends paid	(62,750)	(48,611)
Net Cash Provided by Financing Activities	6,563,477	2,868,733
Net Increase in Cash and Cash Equivalents	22,219	56,614
Cash and Cash Equivalents at Beginning of Period	286,476	392,200
Cash and Cash Equivalents at End of Period	$308,695	$448,814
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The interim consolidated financial statements of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) presented herein are unaudited, but in the opinion of management, reflect all necessary adjustments of a normal or recurring nature for a fair presentation of results as of the dates and for the periods covered by the interim consolidated financial statements.

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

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company's significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the 2019 Form 10-K, some of which were superseded by the Company's adoption of certain accounting standards as of January 1, 2020. For further discussion of the Company's adoption of such accounting standards as of January 1, 2020, see Note 2 - “Recent Accounting Developments”.

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

In May 2020, federal and state banking regulators issued the final “Interagency Policy Statement on Allowance for Credit Losses." The policy statement was issued to maintain conformance with GAAP and FASB Accounting Standards Codification ("ASC") Topic 326 and does not prescribe how estimation methods are used, nor how key assumptions are determined. The final guidance describes the measurement of expected credit losses, including the design, documentation, and validation of expected credit loss estimation processes, internal controls over these processes, and the responsibilities of boards of directors and management, in addition to examiner reviews of the allowance for credit losses. The final Policy Statement replaces the existing policy statements related to the allowance for loan and lease losses under the prior incurred loss methodology and was effective upon adoption of ASC Topic 326.

The Company adopted ASU No. 2016-13 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2020. Guidance was adopted under a modified retrospective approach and, at January 1, 2020, the Company recognized a cumulative-effect adjustment to the allowance for credit losses of $47.4 million representing current expected credit losses on financial instruments. Of this amount, $33.2 million was recorded to the allowance for unfunded commitment losses within accrued interest and other liabilities and $74,000 was recorded to the allowance for held-to-maturity securities losses presented as a reduction to the carrying balance of held-to-maturity debt securities, both on the Company's Consolidated Statements of Condition, with an offsetting amount recorded directly to retained earnings, net of taxes. The remaining $14.2 million cumulative effect adjustment was recorded to the allowance for loan losses, presented separately on the Company's Consolidated Statements of Condition. Of the amount recorded to the allowance for loan losses, $11.0 million related to PCD loans with such offsetting amount added directly to the carrying balance of the loans and the remaining $3.2 million not related to PCD loans recorded directly to retained earnings, net of taxes, on the Company's Consolidated Statements of Condition.

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

•
The Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $116.9 million at September 30, 2020.

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

Legislation and Regulations Issued as a Result of the COVID-19 Pandemic

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act" or the "Act"), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP.

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current troubled debt restructuring ("TDR") accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan modifications.

In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide separate relief, specifically indicating that if a modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not considered to be experiencing financial difficulty and thus does not represent a TDR under ASC 310-40. Additionally, in August 2020, regulators issued the Joint Statement on Additional Loan Accommodations Related to COVID-19 Event to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers as loans near the end of initial loan accommodation periods applicable during the COVID-19 pandemic. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for credit losses on its loan portfolio.

The CARES Act also provided financial institutions with the option to defer adoption of ASU No. 2016-13 until the earlier of the date the COVID-19 national emergency comes to an end or December 31, 2020. The Company did not elect to defer adoption and elected to adopt ASU No. 2016-13 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2020.

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

Investment Securities

In January 2020, the FASB issued ASU No. 2020-01, “Clarifying the Interactions Between Investments-Equity Securities (ASC Topic 321), Investments-Equity Method and Joint Ventures (ASC Topic 323), and Derivatives and Hedging (ASC Topic 815),” which amends ASC 323, Investments-Equity Method & Joint Ventures to clarify that an entity should consider observable transactions that require it to either apply or discontinue using the equity method of accounting for purposes of applying the measurement alternative in accordance with ASC 321, Investments-Equity Securities, immediately before applying or discontinuing the equity method under ASC 323.

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

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides temporary optional relief for contracts modified as a result of reference rate reform meeting certain modification criteria, generally allowing an entity to account for contract modifications occurring due to reference rate reform as an event that does not require contract remeasurement or reassessment of a previous accounting determination at the modification date. The guidance also includes temporary optional expedients intended to provide relief from various hedge effectiveness requirements for hedging relationships affected by reference rate reform, provided certain criteria are met, and allows a one-time election to sell or transfer to either available-for-sale or trading any held-to-maturity ("HTM") debt securities that refer to an interest rate affected by reference rate reform and were classified as HTM prior to January 1, 2020. This guidance is effective upon issuance and can be applied prospectively, with certain exceptions, through December 31, 2022. The Company continues to evaluate the impact of adopting this new guidance on its consolidated financial statements.
Debt
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which includes provisions for reducing the number of accounting models used in accounting for convertible debt instruments and convertible preferred stock, amending derivatives and earnings-per-share (EPS) guidance and expanding disclosures for convertible debt instruments and EPS. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and is to be applied under either a full or modified retrospective approach. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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
SEC Update of Statistical Disclosures for Bank and Savings and Loan Registrants
In September 2020, the SEC issued a final rule on the “Update of Statistical Disclosures for Bank and Savings and Loan Registrants,” which adopts rules to update statistical disclosure requirements for banking registrants. The amendments update and expand the disclosures that registrants are required to provide, codify certain Industry Guide 3 disclosure items and eliminate other Guide 3 disclosures that overlap with SEC rules, GAAP or IFRS standards. In addition, Guide 3 is being rescinded and replaced with a new subpart of Regulation S-K. The SEC ruling is applicable to fiscal years beginning after December 15, 2021 and early compliance is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$279,903	$206	$(1)	$280,108
U.S. Government agencies	172,951	5,715	—	178,666
Municipal	150,333	3,996	(134)	154,195
Corporate notes:
Financial issuers	106,764	455	(4,110)	103,109
Other	1,000	26	—	1,026
Mortgage-backed: (1)
Mortgage-backed securities	2,121,423	94,543	(11)	2,215,955
Collateralized mortgage obligations	13,036	365	(1)	13,400
Total available-for-sale securities	$2,845,410	$105,306	$(4,257)	$2,946,459
Held-to-maturity securities
U.S. Government agencies	$349,415	$4,396	$—	$353,811
Municipal	210,915	11,339	(118)	222,136
Total held-to-maturity securities	$560,330	$15,735	$(118)	$575,947
Less: Allowance for credit losses (2)	(63)
Held-to-maturity securities, net of allowance for credit losses	$560,267
Equity securities with readily determinable fair value	$53,250	$1,537	$(389)	$54,398

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

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

	September 30, 2019
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

Equity securities without readily determinable fair values totaled $30.0 million as of September 30, 2020. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward adjustments related to such observable price changes for the three months ended September 30, 2020 and a $393,000 upward adjustment for the nine months ended September 30, 2020. No downward adjustments on such securities were recorded for the three and nine month periods ended September 30, 2020. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three months ended September 30, 2020, the Company recorded no impairment of equity securities without readily determinable fair values and $2.1 million of impairment during the nine month period ending September 30, 2020.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$109,968	$(1)	$—	$—	$109,968	$(1)
U.S. Government agencies	—	—	—	—	—	—
Municipal	38,446	(132)	113	(2)	38,559	(134)
Corporate notes:
Financial issuers	—	—	69,869	(4,110)	69,869	(4,110)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	989	(10)	62	(1)	1,051	(11)
Collateralized mortgage obligations	—	—	348	(1)	348	(1)
Total available-for-sale securities	$149,403	$(143)	$70,392	$(4,114)	$219,795	$(4,257)

The Company conducts a regular assessment of its investment securities to determine whether securities are experiencing credit losses. Factors for consideration include the nature of the securities, credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows, market conditions and the Company’s ability to hold the securities through the anticipated recovery period.

The Company does not consider available-for-sale securities with unrealized losses at September 30, 2020 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes.

See Note 7—Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at September 30, 2020.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Realized gains on investment securities	$78	$801	$725	$1,348
Realized losses on investment securities	(28)	(5)	(525)	(96)
Net realized gains on investment securities	50	796	200	1,252
Unrealized gains on equity securities with readily determinable fair value	471	165	2,118	2,299
Unrealized losses on equity securities with readily determinable fair value	(110)	(251)	(3,766)	(460)
Net unrealized gains (losses) on equity securities with readily determinable fair value	361	(86)	(1,648)	1,839
Upward adjustments of equity securities without readily determinable fair values	—	—	393	110
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	—	—	(2,085)	(263)
Adjustment and impairment, net, of equity securities without readily determinable fair values	—	—	(1,692)	(153)
Other than temporary impairment charges (1)	—	—	—	—
Gains (losses) on investment securities, net	$411	$710	$(3,140)	$2,938
Proceeds from sales of available-for-sale securities(2)	$—	$238,008	$502,676	$905,926
Proceeds from sales of equity securities with readily determinable fair value	2,500	5,200	6,530	16,200
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,247	852	1,691	1,461

(1)	Applicable to periods prior to the adoption of ASU 2016-13.

(2)	Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2020, December 31, 2019 and September 30, 2019, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2020		December 31, 2019		September 30, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$338,702	$338,954	$183,996	$185,035	$201,572	$201,866
Due in one to five years	76,843	78,843	62,679	64,064	141,319	143,804
Due in five to ten years	108,688	105,968	186,683	184,666	200,118	198,250
Due after ten years	186,718	193,339	292,308	292,924	139,007	143,317
Mortgage-backed	2,134,459	2,229,355	2,361,158	2,379,525	1,565,629	1,582,822
Total available-for-sale securities	$2,845,410	$2,946,459	$3,086,824	$3,106,214	$2,247,645	$2,270,059
Held-to-maturity securities
Due in one year or less	$6,911	$6,942	$6,061	$6,074	$7,748	$7,749
Due in one to five years	21,392	21,999	28,697	28,986	28,138	28,335
Due in five to ten years	144,468	151,175	213,104	216,957	231,021	235,138
Due after ten years	387,559	395,831	886,538	886,379	828,895	833,681
Total held-to-maturity securities	$560,330	$575,947	$1,134,400	$1,138,396	$1,095,802	$1,104,903
Less: Allowance for credit losses(1)	(63)
Held-to-maturity securities, net of allowance for credit losses	$560,267

(1)
As of January 1, 2020, the Company adopted ASU 2016-13 related to credit losses on financial assets held at amortized cost. As a result of such adoption, the Company measured an allowance for credit losses as of September 30, 2020 related to lifetime expected credit losses on held-to-maturity investment securities.

Securities having a carrying value of $3.0 billion at September 30, 2020 as well as securities having a carrying value of $1.7 billion and $1.9 billion at December 31, 2019 and September 30, 2019, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances and available lines of credit, securities sold under repurchase agreements and derivatives. At September 30, 2020, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2020	2019	2019
Balance:
Commercial	$12,276,999	$8,285,920	$8,195,602
Commercial real estate	8,423,142	8,020,276	7,448,667
Home equity	446,274	513,066	512,303
Residential real estate	1,384,810	1,354,221	1,218,666
Premium finance receivables
Commercial insurance	4,060,144	3,442,027	3,449,950
Life insurance	5,488,832	5,074,602	4,795,496
Consumer and other	55,354	110,178	89,487
Total loans, net of unearned income	$32,135,555	$26,800,290	$25,710,171
Mix:
Commercial	39%	31%	32%
Commercial real estate	26	30	29
Home equity	1	2	2
Residential real estate	4	5	5
Premium finance receivables
Commercial insurance	13	13	13
Life insurance	17	19	19
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses located within the geographic market areas that the banks serve. Additionally, to provide short-term relief due to macroeconomic deterioration from the COVID-19 pandemic to small businesses within such market areas, the Company originated loans through the Paycheck Protection Program ("PPP"), an expansion of guaranteed lending under Section 7(a) of the Small Business Act within the CARES Act. As of September 30, 2020, the Company's commercial portfolio included approximately $3.4 billion of such PPP loans. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $108.5 million at September 30, 2020, $118.4 million at December 31, 2019 and $117.5 million at September 30, 2019.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(42.3) million at September 30, 2020, $9.1 million at December 31, 2019 and $8.9 million at September 30, 2019. Prior to January 1, 2020, PCI loans were recorded net of credit discounts. See “PCI Loans” below. Net deferred fees as of September 30, 2020 includes $49.3 million of net deferred fees paid by the Small Business Administration ("SBA") for loans originated under PPP. As PPP loans share similar characteristics (loan terms), and prepayments are considered probable and can reasonably be estimated due to terms of the program, the Company considers estimated future principal prepayments in recognizing such deferred fee for determining a constant effective yield on the portfolio of loans.

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

PCI Loans

Prior to January 1, 2020, PCI loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. Measurement of any allowance for loan losses on these loans were offset by the remaining credit discount related to the pool. Changes in expected cash flows would vary from period to period as the Company periodically updated its cash flow model assumptions for PCI loans. The factors that most significantly affect the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, included changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions and loss estimates. As a result of the implementation of ASU No. 2016-13, beginning in the first quarter of 2020, PCI loans transitioned to a classification of PCD, which no longer maintains the prior pools and related accounting concepts. The following tables present the required disclosures for PCI loans before the adoption of ASU No. 2016-13.

Acquired Loan Information at Acquisition—PCI Loans

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	December 31, 2019
(In thousands)	Unpaid Principal Balance	Carrying Value

PCI loans	$455,784	$425,372

Accretable Yield Activity - PCI Loans

The following table provides activity for the accretable yield of PCI loans as of September 30, 2019:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Accretable yield, beginning balance	$34,289	$34,876
Acquisitions	—	1,874
Accretable yield amortized to interest income	(4,266)	(12,179)
Reclassification from non-accretable difference (1)	184	2,190
Increases in interest cash flows due to payments and changes in interest rates	1,164	4,610
Accretable yield, ending balance	$31,371	$31,371

(1)	Reclassification is the result of subsequent increases in expected principal cash flows.

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

The Company also originates loans through PPP. Administered by the SBA, PPP provides short-term relief primarily related to the disruption from COVID-19 to companies and non-profits that meet the SBA’s definition of an eligible small business. Under the program, the SBA will forgive all or a portion of the loan if, during a certain period, loans are used for qualifying expenses. If all or a portion of the loan is not forgiven, the borrower is responsible for repayment. PPP loans are fully guaranteed by the SBA, including any portion not forgiven. The SBA guarantee exists at the inception of the loan and throughout its life and is not separated from the loan if the loan is subsequently sold or transferred. As it is not considered a freestanding contract, the Company considers the impact of the SBA guarantee when measuring the allowance for credit losses.

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

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at September 30, 2020, December 31, 2019 and September 30, 2019. For periods prior to January 1, 2020, PCI loans are disclosed in segmentation consistent with that discussed above for comparative purposes. For accounting purposes, including recognition of interest income, PCI loans were aggregated into pools by common risk characteristics separate from non-acquired loans. As a result of the implementation of ASU 2016-13, beginning in the first quarter of 2020, PCI loans transitioned to a classification of purchased financial assets with credit deterioration ("PCD"), which no longer maintains the prior pools and related accounting concepts.

Recognition of interest income on PCD loans is considered at the individual asset level following the Company's accrual policies, instead of based upon the entire pool of loans. As a result, such PCD loans are included within nonaccrual status, if applicable.

As of September 30, 2020		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$42,036	$—	$2,168	$48,271	$8,805,511	$8,897,986
Commercial PPP loans	—	—	—	—	3,379,013	3,379,013
Commercial real estate
Construction and development	10,980	—	—	12,150	1,310,019	1,333,149
Non-construction	57,835	—	8,299	41,312	6,982,547	7,089,993
Home equity	6,329	—	70	1,148	438,727	446,274
Residential real estate	22,069	—	814	2,443	1,359,484	1,384,810
Premium finance receivables
Commercial insurance loans	21,080	12,177	7,495	18,839	4,000,553	4,060,144
Life insurance loans	—	—	30,791	61,893	5,396,148	5,488,832
Consumer and other	422	175	273	493	53,991	55,354
Total loans, net of unearned income	$160,751	$12,352	$49,910	$186,549	$31,725,993	$32,135,555

As of December 31, 2019		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:(1)
Commercial
Commercial, industrial and other, excluding PPP loans	$37,224	$1,855	$3,275	$77,324	$8,166,242	$8,285,920
Commercial PPP loans	—	—	—	—	—	—
Commercial real estate
Construction and development	2,112	3,514	5,292	48,964	1,223,567	1,283,449
Non-construction	24,001	11,432	26,254	48,603	6,626,537	6,736,827
Home equity	7,363	—	454	3,533	501,716	513,066
Residential real estate	13,797	5,771	3,089	18,041	1,313,523	1,354,221
Premium finance receivables
Commercial insurance loans	20,590	11,517	12,119	18,783	3,379,018	3,442,027
Life insurance loans	590	—	—	32,559	5,041,453	5,074,602
Consumer and other	231	287	40	344	109,276	110,178
Total loans, net of unearned income	$105,908	$34,376	$50,523	$248,151	$26,361,332	$26,800,290

As of September 30, 2019		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:(1)
Commercial
Commercial, industrial and other, excluding PPP loans	$43,931	$382	$12,860	$51,487	$8,086,942	$8,195,602
Commercial PPP loans	—	—	—	—	—	—
Commercial real estate
Construction and development	2,024	576	88	7,050	1,032,473	1,042,211
Non-construction	19,533	4,416	9,541	26,048	6,346,918	6,406,456
Home equity	7,920	—	95	3,100	501,188	512,303
Residential real estate	13,447	3,244	1,868	1,433	1,198,674	1,218,666
Premium finance receivables
Commercial insurance loans	15,950	10,612	8,853	16,972	3,397,563	3,449,950
Life insurance loans	590	—	17,753	27,795	4,749,358	4,795,496
Consumer and other	224	117	55	272	88,819	89,487
Total loans, net of unearned income	$103,619	$19,347	$51,113	$134,157	$25,401,935	$25,710,171

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

Loss/fully charged-off (risk rating 10): Assets in this category are considered fully uncollectible. As such, these assets have no carrying balance on the Company's Consolidated Statements of Condition.

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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at September 30, 2020:

As of September 30, 2020	Year of Origination							Revolving	Total
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$1,380,874	$1,246,209	$978,844	$688,865	$349,659	$554,865	$2,755,857	$17,970	$7,973,143
Special mention	38,670	115,731	75,859	69,144	53,537	21,993	128,730	138	503,802
Substandard accrual	15,054	134,060	74,803	43,066	13,169	31,280	66,437	1,136	379,005
Substandard nonaccrual/doubtful	1,254	1,027	4,483	6,143	7,517	12,285	9,045	282	42,036
Total commercial, industrial and other	$1,435,852	$1,497,027	$1,133,989	$807,218	$423,882	$620,423	$2,960,069	$19,526	$8,897,986
Commercial PPP
Pass	$3,379,013	$—	$—	$—	$—	$—	$—	$—	$3,379,013
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total commercial PPP	$3,379,013	$—	$—	$—	$—	$—	$—	$—	$3,379,013
Construction and development
Pass	$176,894	$454,031	$255,974	$157,559	$82,421	$63,379	$22,358	$—	$1,212,616
Special mention	—	20,058	48,593	13,842	2,741	6,862	—	—	92,096
Substandard accrual	—	1,194	9,848	3,562	—	2,853	—	—	17,457
Substandard nonaccrual/doubtful	—	—	3,312	2,917	1,072	3,679	—	—	10,980
Total construction and development	$176,894	$475,283	$317,727	$177,880	$86,234	$76,773	$22,358	$—	$1,333,149
Non-construction
Pass	$940,359	$1,024,971	$957,701	$797,355	$684,954	$1,736,025	$180,231	$7,007	$6,328,603
Special mention	2,379	88,103	78,047	69,884	91,313	164,465	737	2,765	497,693
Substandard accrual	1,135	19,448	26,611	24,928	20,523	112,350	867	—	205,862
Substandard nonaccrual/doubtful	—	1,107	6,031	3,602	8,138	38,957	—	—	57,835
Total non-construction	$943,873	$1,133,629	$1,068,390	$895,769	$804,928	$2,051,797	$181,835	$9,772	$7,089,993
Home equity
Pass	$47	$—	$47	$28	$37	$6,012	$406,565	$171	$412,907
Special mention	—	—	—	393	83	3,615	7,852	565	12,508
Substandard accrual	—	—	134	—	248	12,037	1,118	993	14,530
Substandard nonaccrual/doubtful	—	56	190	90	227	4,113	1,529	124	6,329
Total home equity	$47	$56	$371	$511	$595	$25,777	$417,064	$1,853	$446,274
Residential real estate
Pass	$171,033	$367,779	$142,761	$149,854	$122,718	$373,499	$—	$—	$1,327,644
Special mention	314	1,570	2,686	2,770	2,440	8,558	—	—	18,338
Substandard accrual	1,425	516	1,359	2,537	5,422	5,500	—	—	16,759
Substandard nonaccrual/doubtful	—	962	1,892	3,618	3,347	12,250	—	—	22,069
Total residential real estate	$172,772	$370,827	$148,698	$158,779	$133,927	$399,807	$—	$—	$1,384,810
Premium finance receivables - commercial
Pass	$3,898,133	$103,562	$6,077	$116	$—	$—	$—	$—	$4,007,888
Special mention	25,295	1,674	4	—	—	—	—	—	26,973
Substandard accrual	2,291	1,803	109	—	—	—	—	—	4,203
Substandard nonaccrual/doubtful	9,435	11,057	587	1	—	—	—	—	21,080
Total premium finance receivables - commercial	$3,935,154	$118,096	$6,777	$117	$—	$—	$—	$—	$4,060,144
Premium finance receivables - life
Pass	$408,171	$533,284	$565,371	$616,055	$733,758	$2,631,613	$—	$—	$5,488,252
Special mention	—	—	—	580	—	—	—	—	580
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$408,171	$533,284	$565,371	$616,635	$733,758	$2,631,613	$—	$—	$5,488,832

Consumer and other
Pass	$1,781	$2,618	$2,149	$663	$531	$26,768	$19,847	$—	$54,357
Special mention	24	26	—	127	—	147	2	—	326
Substandard accrual	10	6	—	—	—	230	3	—	249
Substandard nonaccrual/doubtful	1	12	3	17	—	389	—	—	422
Total consumer and other	$1,816	$2,662	$2,152	$807	$531	$27,534	$19,852	$—	$55,354
Total loans (1)
Pass	$10,356,305	$3,732,454	$2,908,924	$2,410,495	$1,974,078	$5,392,161	$3,384,858	$25,148	$30,184,423
Special mention	66,682	227,162	205,189	156,740	150,114	205,640	137,321	3,468	1,152,316
Substandard accrual	19,915	157,027	112,864	74,093	39,362	164,250	68,425	2,129	638,065
Substandard nonaccrual/doubtful	10,690	14,221	16,498	16,388	20,301	71,673	10,574	406	160,751
Total loans	$10,453,592	$4,130,864	$3,243,475	$2,657,716	$2,183,855	$5,833,724	$3,601,178	$31,151	$32,135,555

(1)
Includes $236.3 million of loans with COVID-19 related modifications that migrated from pass as of March 1, 2020 to special mention or substandard accrual as of September 30, 2020. These loans were qualitatively evaluated as a part of the measurement of the allowance for credit losses as of September 30, 2020.

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

As of September 30, 2020	Year of Origination						Total
(In thousands)	2020	2019	2018	2017	2016	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$124,575	$119,995	$101,450	$—	$—	$3,395	$349,415
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$124,575	$119,995	$101,450	$—	$—	$3,395	$349,415
Municipal
1-4 internal grade	$—	$162	$7,590	$43,863	$10,172	$149,128	$210,915
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$162	$7,590	$43,863	$10,172	$149,128	$210,915
Total held-to-maturity securities							$560,330
Less: Allowance for credit losses							(63)
Held-to-maturity securities, net of allowance for credit losses							$560,267

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

	September 30,	December 31,	September 30,
(In thousands)	2020	2019	2019
Allowance for loan losses	$325,959	$156,828	$161,763
Allowance for unfunded lending-related commitments losses	62,949	1,633	1,510
Allowance for loan losses and unfunded lending-related commitments losses	388,908	158,461	163,273
Allowance for held-to-maturity securities losses	63	—	—
Allowance for credit losses	$388,971	$158,461	$163,273

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including substandard nonaccrual assets and assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of September 30, 2020, substandard nonaccrual loans totaling $82.2 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Considering accounting relief provided under Section 4013 of the CARES Act, loans identified as being reasonably expected to be modified into TDRs in the future totaled $3.7 million as of September 30, 2020.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and nine months ended September 30, 2020 and 2019 is as follows. Periods prior to January 1, 2020 are presented in accordance with accounting rules effective at that time.

Three months ended September 30, 2020		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$133,597	$197,126	$12,189	$11,915	$17,592	$690	$373,109
Other adjustments	—	—	—	—	55	—	55
Charge-offs	(5,270)	(1,529)	(138)	(83)	(4,640)	(103)	(11,763)
Recoveries	428	175	111	25	1,720	20	2,479
Provision for credit losses	(15,861)	38,238	(485)	(67)	3,129	74	25,028
Allowance for credit losses at period end	$112,894	$234,010	$11,677	$11,790	$17,856	$681	$388,908
Individually measured	$10,642	$4,741	$196	$680	$—	$108	$16,367
Collectively measured	102,252	229,269	11,481	11,110	17,856	573	372,541
Loans at period end
Individually measured	$49,900	$79,661	$22,962	$30,596	$—	$548	$183,667
Collectively measured	12,227,099	8,343,481	423,312	1,100,699	9,548,976	54,806	31,698,373
Loans held at fair value	—	—	—	253,515	—	—	253,515

Three months ended September 30, 2019	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$74,893	$64,750	$3,631	$8,146	$8,940	$1,541	$161,901
Other adjustments	—	—	—	—	(13)	—	(13)
Charge-offs	(6,775)	(809)	(1,594)	(25)	(1,866)	(117)	(11,186)
Recoveries	367	385	183	203	563	36	1,737
Provision for credit losses	4,642	2,122	1,500	1,087	1,742	(259)	10,834
Allowance for credit losses at period end	$73,127	$66,448	$3,720	$9,411	$9,366	$1,201	$163,273
Individually measured	$10,606	$3,600	$313	$315	$—	$106	$14,940
Collectively measured	62,160	62,795	3,407	9,037	9,366	1,095	147,860
Loans acquired with deteriorated credit quality (1)	361	53	—	59	—	—	473
Loans at period end
Individually measured	$58,030	$32,155	$18,702	$21,889	$—	$274	$131,050
Collectively measured	8,122,040	7,299,229	493,601	1,070,795	8,104,538	86,887	25,177,090
Loans acquired with deteriorated credit quality (1)	15,532	117,283	—	9,960	140,908	2,326	286,009
Loans held at fair value	—	—	—	116,022	—	—	116,022

(1)
Prior to January 1, 2020, measurement of any allowance for loan losses on PCI loans were offset by the remaining discount related to the acquired pool. As a result of the adoption of ASU 2016-13, PCI loans transitioned to a classification of PCD. Measurement of any allowance for loan losses on PCD loans is no longer offset by the remaining discount.

Nine months ended September 30, 2020		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$64,920	$68,511	$3,878	$9,800	$9,647	$1,705	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	9,039	32,064	9,061	3,002	(4,959)	(863)	47,344
Other adjustments	—	—	—	—	24	—	24
Charge-offs	(13,109)	(9,323)	(1,378)	(777)	(11,258)	(330)	(36,175)
Recoveries	924	931	451	115	3,663	119	6,203
Provision for credit losses	51,120	141,827	(335)	(350)	20,739	50	213,051
Allowance for credit losses at period end	$112,894	$234,010	$11,677	$11,790	$17,856	$681	$388,908

Nine months ended September 30, 2019		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$67,826	$61,661	$8,507	$7,194	$7,715	$1,261	$154,164
Other adjustments	—	(35)	(20)	(15)	19	—	(51)
Charge-offs	(24,658)	(4,869)	(2,372)	(315)	(9,085)	(355)	(41,654)
Recoveries	974	1,112	313	372	1,853	152	4,776
Provision for credit losses	28,985	8,579	(2,708)	2,175	8,864	143	46,038
Allowance for credit losses at period end	$73,127	$66,448	$3,720	$9,411	$9,366	$1,201	$163,273

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

For the three and nine month periods ended September 30, 2020, the Company recognized approximately $25.0 million and $213.1 million of provision for credit losses, respectively, related to loans and lending agreements. The increased provision was primarily the result of the continued change to macroeconomic conditions created by the COVID-19 pandemic, and the impact on the Company's macroeconomic forecasts of key model inputs (Commercial Real Estate Price Index, Baa corporate credit spreads, gross domestic product and Dow Jones Total Stock Market Index) as well as changes in the Company's loan portfolios. As of September 30, 2020, the Company's macroeconomic forecasts of such model inputs assumed an improvement in the economic outlook compared to the macroeconomic forecasts used in the measurement of the allowance for credit losses as of June 30, 2020. While the uncertainties around the path of the recovery are still present, macroeconomic forecasts as of September 30, 2020 assume that the impact of those uncertainties on economic growth is relatively less severe compared to that assumed at June 30, 2020. The commercial loan portfolio realized a negative provision for credit losses for the three months ended September 30, 2020, which was primarily driven by improving Dow Jones Total Stock Market Index and Baa corporate credit spread macroeconomic scenario variables.  A deterioration in the Commercial Real Estate Price Index for the initial portion of the Company's reasonable and supportable forecast period was a primary driver of the provision for credit losses within the commercial real estate portfolio during the same period. Other key drivers of provision for credit losses changes in these portfolios include, but are not limited to, net new loan growth and loan risk rating migration. Net charge-offs in the three and nine month periods ending September 30, 2020 totaled $9.3 million and $30.0 million, respectively.

Held-to-maturity debt securities

At January 1, 2020, the Company established an allowance for credit losses on its held-to-maturity debt securities totaling approximately $74,000, which is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. Such adjustment was recorded directly to the Company's retained earnings, net of taxes. For the three and nine month periods ended September 30, 2020, the Company recognized an approximately $2,000 and $11,000 credit to provision for credit losses related to held-to-maturity securities, respectively.

TDRs

At September 30, 2020, the Company had $78.5 million in loans modified in TDRs. The $78.5 million in TDRs represents 291 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are individually assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at September 30, 2020 and approximately $2.8 million of reserve was present and appropriately reserved for through the Company’s reserving methodology in the Company’s allowance for credit losses.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At September 30, 2020, the Company had $1.8 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $17.7 million and $12.6 million at September 30, 2020 and 2019, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and nine months ended September 30, 2020 and 2019, respectively, which represent TDRs:

Three months ended September 30, 2020 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$1,013	5	$1,013	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	3	1,045	3	1,045	—	—	1	207	—	—
Residential real estate and other	28	5,538	21	5,281	13	1,829	1	190	—	—
Total loans	36	$7,596	29	$7,339	13	$1,829	2	$397	—	$—

Three months ended September 30, 2019 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$3,526	2	$2,721	—	$—	3	$807	—	$—
Commercial real estate
Non-construction	3	5,192	2	5,192	—	—	2	5,191	—	—
Residential real estate and other	60	4,879	59	4,568	9	1,048	1	311	—	—
Total loans	68	$13,597	63	$12,481	9	$1,048	6	$6,309	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended September 30, 2020, 36 loans totaling $7.6 million were determined to be TDRs, compared to 68 loans totaling $13.6 million during the three months ended September 30, 2019. Of these loans extended at below market terms, the weighted average extension had a term of approximately 26 months during the quarter ended September 30, 2020 compared to 13 months for the quarter ended September 30, 2019. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 116 basis points and 161 basis points during the three months ended September 30, 2020 and 2019, respectively. Interest-only payment terms were approximately five months and nine months during the three months ended September 30, 2020 and 2019, respectively. Additionally, no principal balances were forgiven in the third quarter of 2020 and 2019.

Nine months ended September 30, 2020 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	17	$10,046	13	$5,772	—	$—	4	$3,257	1	$432
Commercial real estate
Non-construction	17	19,180	14	14,556	3	921	7	5,752	—	—
Residential real estate and other	69	11,184	54	10,676	28	4,205	1	190	—	—
Total loans	103	$40,410	81	$31,004	31	$5,126	12	$9,199	1	$432

Nine months ended September 30, 2019 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	19	$24,911	9	$5,684	1	$550	12	$20,723	—	$—
Commercial real estate
Non-construction	6	6,767	5	6,465	—	—	3	5,493	—	—
Residential real estate and other	102	15,126	101	14,815	24	4,537	1	311	—	—
Total loans	127	$46,804	115	$26,964	25	$5,087	16	$26,527	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the nine months ended September 30, 2020, 103 loans totaling $40.4 million were determined to be TDRs, compared to 127 loans totaling $46.8 million during the nine months ended September 30, 2019. Of these loans extended at below market terms, the weighted average extension had a term of approximately 14 months during the nine months ended September 30, 2020 compared to 14 months for the nine months ended September 30, 2019. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 143 basis points and 205 basis points for the year-to-date periods September 30, 2020 and 2019, respectively. Interest-only payment terms were approximately 13 months and five months during the nine months ended September 30, 2020 and 2019, respectively. Additionally, $453,000 of principal balances were forgiven in the first nine months of 2020.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2020 and 2019, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2020		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	22	$11,476	7	$4,607	7	$4,607
Commercial real estate
Non-construction	18	19,432	13	14,595	13	14,595
Residential real estate and other	112	16,265	11	2,131	14	2,582
Total loans	152	$47,173	31	$21,333	34	$21,784

(Dollars in thousands)	As of September 30, 2019		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	20	$25,041	5	$1,949	8	$13,554
Commercial real estate
Non-construction	7	7,137	2	682	3	984
Residential real estate and other	130	19,041	11	3,914	12	4,154
Total loans	157	$51,219	18	$6,545	23	$18,692

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(Dollars in thousands)	December 31, 2019	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2020
Community banking	$536,396	$—	$—	$—	$536,396
Specialty finance	39,451	—	—	(576)	38,875
Wealth management	69,373	—	—	—	69,373
Total	$645,220	$—	$—	$(576)	$644,644

The specialty finance unit's goodwill decreased $576,000 in the first nine months of 2020 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of September 30, 2020, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of September 30, 2020 is as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$48,791
Accumulated amortization	(31,209)	(26,326)	(24,628)
Net carrying amount	$23,997	$28,880	$24,163
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$29,797	$34,680	$29,963
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,962	$1,965	$1,962
Accumulated amortization	(1,624)	(1,552)	(1,526)
Net carrying amount	$338	$413	$436
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$20,430
Accumulated amortization	(11,895)	(8,466)	(7,172)
Net carrying amount	$8,535	$11,964	$13,258
Total intangible assets:
Gross carrying amount	$83,398	$83,401	$76,983
Accumulated amortization	(44,728)	(36,344)	(33,326)
Total intangible assets, net	$38,670	$47,057	$43,657

Estimated amortization
Actual in nine months ended September 30, 2020	$8,384
Estimated remaining in 2020	2,634
Estimated—2021	7,692
Estimated—2022	6,135
Estimated—2023	4,670
Estimated—2024	3,263

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

Total amortization expense associated with finite-lived intangibles totaled approximately $8.4 million and $8.8 million for the nine months ended September 30, 2020 and 2019, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2020	2019	2020	2019
Balance at beginning of the period	$77,203	$72,850	$85,638	$75,183
Additions from loans sold with servicing retained	20,936	14,029	50,734	30,411
Additions from acquisitions	—	—	—	407
Estimate of changes in fair value due to:
Early buyout options ("EBO") exercised	(367)	—	(367)	—
Payoffs and paydowns	(7,863)	(7,236)	(23,557)	(13,309)
Changes in valuation inputs or assumptions	(3,002)	(4,058)	(25,541)	(17,107)
Fair value at end of the period	$86,907	$75,585	$86,907	$75,585
Unpaid principal balance of mortgage loans serviced for others	$10,139,878	$7,901,045

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

The estimation of fair value related to MSRs is partly impacted by the Company exercising its EBO on eligible loans previously sold to the Government National Mortgage Association ("GNMA"). Under such optional repurchase program, financial institutions acting as servicers are allowed to buy back from the securitized loan pool individual delinquent mortgage loans meeting certain criteria for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. At the time of such repurchase, any MSR value related to such loans is derecognized.

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

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Balance:
Non-interest bearing	$10,409,747	$7,216,758	$7,067,960
NOW and interest-bearing demand deposits	3,294,071	3,093,159	2,966,098
Wealth management deposits	4,235,583	3,123,063	2,795,838
Money market	9,423,653	7,854,189	7,326,899
Savings	3,415,073	3,196,698	2,934,348
Time certificates of deposit	5,066,295	5,623,271	5,619,236
Total deposits	$35,844,422	$30,107,138	$28,710,379
Mix:
Non-interest bearing	29%	24%	25%
NOW and interest-bearing demand deposits	9	10	10
Wealth management deposits	12	10	10
Money market	26	26	25
Savings	10	11	10
Time certificates of deposit	14	19	20
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC ("Wintrust Investments"), Chicago Deferred Exchange Company ("CDEC"), trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019
FHLB advances	$1,228,422	$674,870	$574,847
Other borrowings:
Notes payable	107,056	123,090	128,433
Short-term borrowings	7,983	20,520	9,677
Other	65,548	46,447	46,774
Secured borrowings	326,808	228,117	225,604
Total other borrowings	507,395	418,174	410,488
Subordinated notes	436,385	436,095	435,979
Total FHLB advances, other borrowings and subordinated notes	$2,172,202	$1,529,139	$1,421,314

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At September 30,

2020, the Company had a notes payable balance of $107.1 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. At September 30, 2020, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.
An amendment to the Credit Agreement was executed on and effective as of September 15, 2020. The amendment provided for, among other things, extension of the maturity date under the Revolving Credit Facility to September 14, 2021, revision of certain financial covenants; and the addition of a mechanism to replace LIBOR with an alternate benchmark rate.

Borrowings under the amended Credit Agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 60 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the federal funds rate plus 50 basis points, (b) the lender's prime rate, or (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points. Borrowings under the agreement that are considered “Eurodollar Rate Loans” bear interest at a rate equal to the sum of (1) 135 basis points (in the case of a borrowing under the Revolving Credit Facility) or 125 basis points (in the case of a borrowing under the Term Facility) plus (2) the LIBOR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.30% of the actual daily amount by which the lenders' commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

Borrowings under the amended Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. In September 2020, the required levels to maintain for certain restrictive covenants within the Credit Agreement were amended. At September 30, 2020, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $8.0 million at September 30, 2020 compared to $20.5 million at December 31, 2019 and $9.7 million at September 30, 2019. At September 30, 2020, December 31, 2019 and September 30, 2019, securities sold under repurchase agreements represent $8.0 million, $20.5 million and $9.7 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of September 30, 2020, the Company had pledged securities related to its customer balances in sweep accounts of $18.6 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of September 30, 2020 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$18,595
Total collateral pledged	18,595
Excess collateral	10,612
Securities sold under repurchase agreements	$7,983

Other Borrowings

Other borrowings at September 30, 2020 represent a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 ("Fixed-Rate Promissory Note") related to and secured by three office buildings owned by the Company. At

September 30, 2020, the Fixed-Rate Promissory Note had a balance of $65.5 million compared to $46.4 million at December 31, 2019 and $46.8 million at September 30, 2019. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At September 30, 2020, the Company was in compliance with all such covenants. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025.

Secured Borrowings

Secured borrowings at September 30, 2020 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. In May 2020, the unrelated third party paid an additional C$100 million, which increased the total payments to C$420 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At September 30, 2020, the translated balance of the secured borrowing totaled $315.1 million compared to $215.5 million at December 31, 2019 and $211.4 million at September 30, 2019. Additionally, the interest rate under the Receivables Purchase Agreement at September 30, 2020 was 1.2647%. The remaining $11.7 million within secured borrowings at September 30, 2020 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At September 30, 2020, the Company had outstanding subordinated notes totaling $436.4 million compared to $436.1 million and $436.0 million outstanding at December 31, 2019 and September 30, 2019, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(12) Junior Subordinated Debentures

As of September 30, 2020, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2020. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 9/30/2020	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.53%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.02%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.82%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.20%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	1.67%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	1.88%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.25%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.25%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.22%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	2.00%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	1.87%	06/2007	09/2037	06/2012
Total			$253,566		2.44%

The junior subordinated debentures totaled $253.6 million at September 30, 2020, December 31, 2019 and September 30, 2019.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2020, the weighted average contractual interest rate on the junior subordinated debentures was 2.44%. The Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted contractual interest rate on the junior subordinated debentures as of September 30, 2020, was 3.99%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At September 30, 2020, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(13) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Revenue from contracts with customers	Location in income statement	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Brokerage and insurance product commissions	Wealth management	$4,563	$4,686	$13,991	$13,966
Trust	Wealth management	4,179	4,399	13,718	14,366
Asset management	Wealth management	16,215	14,914	45,825	43,783
Total wealth management		24,957	23,999	73,534	72,115
Mortgage broker fees	Mortgage banking	85	235	312	608
Service charges on deposit accounts	Service charges on deposit accounts	11,497	9,972	33,182	28,097
Administrative services	Other non-interest income	1,077	1,086	3,122	3,125
Card related fees	Other non-interest income	2,021	2,220	5,506	6,932
Other deposit related fees	Other non-interest income	3,160	3,322	9,252	9,404
Total revenue from contracts with customers		$42,797	$40,834	$124,908	$120,281

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Contract assets	$—	$—	$—

Contract liabilities	$1,543	$1,356	$1,429

Mortgage broker fees receivable	$28	$19	$23
Administrative services receivable	191	194	222
Wealth management receivable	10,232	9,118	9,285
Card related fees receivable	201	266	114
Total receivables from contracts with customer	$10,652	$9,597	$9,644

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $1.3 million and $667,000 for the nine months ended September 30, 2020 and 2019, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated remaining in 2020	$234
Estimated—2021	549
Estimated—2022	310
Estimated—2023	300
Estimated—2024	150
Total	$1,543

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2020	September 30, 2019
Net interest income:
Community Banking	$196,803	$209,912	$(13,109)	(6)%
Specialty Finance	46,454	42,138	4,316	10
Wealth Management	6,894	7,290	(396)	(5)
Total Operating Segments	250,151	259,340	(9,189)	(4)
Intersegment Eliminations	5,785	5,512	273	5
Consolidated net interest income	$255,936	$264,852	$(8,916)	(3)%
Non-interest income:
Community Banking	$136,996	$82,870	$54,126	65%
Specialty Finance	21,409	20,003	1,406	7
Wealth Management	26,152	24,422	1,730	7
Total Operating Segments	184,557	127,295	57,262	45
Intersegment Eliminations	(13,964)	(12,158)	(1,806)	15
Consolidated non-interest income	$170,593	$115,137	$55,456	48%
Net revenue:
Community Banking	$333,799	$292,782	$41,017	14%
Specialty Finance	67,863	62,141	5,722	9
Wealth Management	33,046	31,712	1,334	4
Total Operating Segments	434,708	386,635	48,073	12
Intersegment Eliminations	(8,179)	(6,646)	(1,533)	23
Consolidated net revenue	$426,529	$379,989	$46,540	12%
Segment profit:
Community Banking	$70,584	$68,792	$1,792	3%
Specialty Finance	29,859	24,241	5,618	23
Wealth Management	6,872	6,088	784	13
Consolidated net income	$107,315	$99,121	$8,194	8%
Segment assets:
Community Banking	$35,729,021	$28,092,785	$7,636,236	27%
Specialty Finance	6,732,765	5,739,798	992,967	17
Wealth Management	1,269,932	1,079,319	190,613	18
Consolidated total assets	$43,731,718	$34,911,902	$8,819,816	25%

	Nine months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2020	September 30, 2019
Net interest income:
Community Banking	$609,316	$635,645	$(26,329)	(4)%
Specialty Finance	129,581	119,241	10,340	9
Wealth Management	23,272	21,728	1,544	7
Total Operating Segments	762,169	776,614	(14,445)	(2)
Intersegment Eliminations	18,341	16,426	1,915	12
Consolidated net interest income	$780,510	$793,040	$(12,530)	(2)%
Non-interest income:
Community Banking	$347,697	$196,507	$151,190	77%
Specialty Finance	64,548	59,188	5,360	9
Wealth Management	74,747	74,407	340	—
Total Operating Segments	486,992	330,102	156,890	48
Intersegment Eliminations	(41,164)	(35,150)	(6,014)	17
Consolidated non-interest income	$445,828	$294,952	$150,876	51%
Net revenue:
Community Banking	$957,013	$832,152	$124,861	15%
Specialty Finance	194,129	178,429	15,700	9
Wealth Management	98,019	96,135	1,884	2
Total Operating Segments	1,249,161	1,106,716	142,445	13
Intersegment Eliminations	(22,823)	(18,724)	(4,099)	22
Consolidated net revenue	$1,226,338	$1,087,992	$138,346	13%
Segment profit:
Community Banking	$97,858	$182,553	$(84,695)	(46)%
Specialty Finance	74,680	67,218	7,462	11
Wealth Management	19,248	19,962	(714)	(4)
Consolidated net income	$191,786	$269,733	$(77,947)	(29)%

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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2020, December 31, 2019 and September 30, 2019:

	Derivative Assets			Derivative Liabilities
(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019	September 30, 2020	December 31, 2019	September 30, 2019
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$—	$—	$—	$49,110	$19,385	$25,895
Interest rate derivatives designated as Fair Value Hedges	—	310	256	16,213	6,523	8,839
Total derivatives designated as hedging instruments under ASC 815	$—	$310	$256	$65,323	$25,908	$34,734
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$253,238	$100,259	$134,130	$253,530	$100,897	$134,163
Interest rate lock commitments	68,201	2,860	3,373	—	259	148
Forward commitments to sell mortgage loans	—	142	176	8,088	2,070	1,658
Foreign exchange contracts	49	73	351	49	70	306
Total derivatives not designated as hedging instruments under ASC 815	$321,488	$103,334	$138,030	$261,667	$103,296	$136,275
Total Derivatives	$321,488	$103,644	$138,286	$326,990	$129,204	$171,009

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

As of September 30, 2020, the Company had 27 interest rate swap derivatives designated as cash flow hedges of variable rate deposits and certain junior subordinated debentures, and one interest rate collar derivative designated as a cash flow hedge of the Company's variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of September 30, 2020:

	September 30, 2020
(In thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
October 2021	$25,000	$(555)
November 2021	20,000	(501)
December 2021	165,000	(4,383)
March 2022	500,000	(613)
May 2022	370,000	(11,681)
June 2022	160,000	(5,281)
July 2022	230,000	(7,704)
August 2022	235,000	(8,360)
March 2023	250,000	(1,068)
April 2024	250,000	(1,872)
July 2027	1,000,000	(882)
Interest Rate Collars:
September 2023	107,143	(6,210)
Total Cash Flow Hedges	$3,312,143	$(49,110)

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Unrealized (loss) gain at beginning of period	$(59,503)	$(16,422)	$(17,943)	$10,742
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	5,667	(2,428)	12,208	(10,071)
Amount of income (loss) recognized in other comprehensive income	4,726	(4,420)	(43,375)	(23,941)
Unrealized loss at end of period	$(49,110)	$(23,270)	$(49,110)	$(23,270)

As of September 30, 2020, the Company estimates that during the next twelve months $20.2 million will be reclassified from accumulated other comprehensive income or loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2020, the Company has 16 interest rate swaps with an aggregate notional amount of $163.1 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of September 30, 2020:

		September 30, 2020
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$177,727	$15,844	$—
	Available-for-sale debt securities	1,351	138	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Nine Months Ended
		September 30, 2020	September 30, 2020
Interest rate swaps	Interest and fees on loans	$(24)	$(42)
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most notably the LIBOR index. As of September 30, 2020, the Company held interest rate caps with an aggregate notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2020, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $8.8 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from October 2020 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $2.8 billion and interest rate lock commitments with an aggregate notional amount of approximately $1.8 billion. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of September 30, 2020, the Company held foreign currency derivatives with an aggregate notional amount of approximately $3.1 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2020, December 31, 2019 or September 30, 2019.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options or swaps outstanding as of September 30, 2020.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest rate swaps and caps	Trading gains (losses), net	$135	$(75)	$(996)	$(392)
Mortgage banking derivatives	Mortgage banking revenue	11,202	1,026	71,761	1,089
Foreign exchange contracts	Trading gains (losses), net	5	54	(8)	72
Covered call options	Fees from covered call options	—	—	2,292	2,427
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	—	82	4,749	1,002

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2020, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $323.5 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	September 30, 2020	December 31, 2019	September 30, 2019	September 30, 2020	December 31, 2019	September 30, 2019
Gross Amounts Recognized	$253,238	$100,569	$134,386	$318,853	$126,805	$168,897
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$253,238	$100,569	$134,386	$318,853	$126,805	$168,897
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(353)	(2,561)	(1,572)	(353)	(2,561)	(1,572)
Collateral Posted	—	—	—	(318,071)	(124,244)	(167,325)
Net Credit Exposure	$252,885	$98,008	$132,814	$429	$—	$—

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

At September 30, 2020, the Company classified $119.5 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $2.1 million of U.S. Government agency securities as Level 3 at September 30, 2020. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the third quarter of 2020, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2020 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. Government agency securities, the Investment Operations Department assigned a "AAA" rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At September 30, 2020, the Company classified $12.6 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at September 30, 2020 was 2.50% with discount rates applied ranging from 2%-3%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 17.63% at September 30, 2020. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.14% with credit loss discount ranging from 0%-6% at September 30, 2020.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At September 30, 2020, the Company classified $86.9 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at September 30, 2020 was 10.08% with discount rates applied ranging from 3%-20%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 6%-95% or a weighted average prepayment speed of 17.63%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $417, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At September 30, 2020, the Company classified $66.9 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at September 30, 2020 was 79% with pull-through rates applied ranging from 0% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$280,108	$280,108	$—	$—
U.S. Government agencies	178,666	—	176,537	2,129
Municipal	154,195	—	34,724	119,471
Corporate notes	104,135	—	104,135	—
Mortgage-backed	2,229,355	—	2,229,355	—
Trading account securities	1,720	—	1,720	—
Equity securities with readily determinable fair value	54,398	46,332	8,066	—
Mortgage loans held-for-sale	959,671	—	959,671	—
Loans held-for-investment	253,515	—	240,902	12,613
MSRs	86,907	—	—	86,907
Nonqualified deferred compensation assets	14,197	—	14,197	—
Derivative assets	321,488	—	254,601	66,887
Total	$4,638,355	$326,440	$4,023,908	$288,007
Derivative liabilities	$326,990	$—	$326,990	$—

	December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$121,088	$121,088	$—	$—
U.S. Government agencies	365,442	—	362,796	2,646
Municipal	145,318	—	33,368	111,950
Corporate notes	94,841	—	94,841	—
Mortgage-backed	2,379,525	—	2,379,525	—
Trading account securities	1,068	—	1,068	—
Equity securities with readily determinable fair value	50,840	42,774	8,066	—
Mortgage loans held-for-sale	377,313	—	377,313	—
Loans held-for-investment	132,718	—	123,098	9,620
MSRs	85,638	—	—	85,638
Nonqualified deferred compensation assets	14,213	—	14,213	—
Derivative assets	103,644	—	101,013	2,631
Total	$3,871,648	$163,862	$3,495,301	$212,485
Derivative liabilities	$129,204	$—	$129,204	$—

	September 30, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$221,670	$221,670	$—	$—
U.S. Government agencies	225,459	—	222,648	2,811
Municipal	146,104	—	33,046	113,058
Corporate notes	94,004	—	94,004	—
Mortgage-backed	1,582,822	—	1,582,822	—
Trading account securities	3,204	—	3,204	—
Equity securities with readily determinable fair value	46,086	38,020	8,066	—
Mortgage loans held-for-sale	464,727	—	464,727	—
Loans held-for-investment	116,022	—	106,023	9,999
MSRs	75,585	—	—	75,585
Nonqualified deferred compensation assets	13,750	—	13,750	—
Derivative assets	138,286	—	135,307	2,979
Total	$3,127,719	$259,690	$2,663,597	$204,432
Derivative liabilities	$171,009	$—	$171,009	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2020, December 31, 2019 and September 30, 2019 for mortgage loans held-for-sale measured at fair value under ASC 825 was $927.1 million, $368.0 million and $460.4 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $959.7 million, $377.3 million and $464.7 million, for the same respective periods, as shown in the above tables. There were $27.3 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of September 30, 2020 compared to $1.8 million as of December 31, 2019 and $1.3 million as of September 30, 2019. Of the loans past due greater than 90 days and still accruing as of September 30, 2020, $18.9 million were individual delinquent mortgage loans bought back from the GNMA at the unconditional option of the Company as servicer for those loans.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(Dollars in thousands)	Municipal
Balance at July 1, 2020	$117,255	$2,293	$13,953	$77,203	$58,433
Total net gains (losses) included in:
Net income (1)	—	—	47	9,704	8,454
Other comprehensive income (loss)	64	(7)	—	—	—
Purchases	3,221	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,069)	(157)	(7,877)	—	—
Net transfers into/(out of) Level 3	—	—	6,490	—	—
Balance at September 30, 2020	$119,471	$2,129	$12,613	$86,907	$66,887

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(Dollars in thousands)	Municipal
Balance at January 1, 2020	$111,950	$2,646	$9,620	$85,638	$2,631
Total net gains (losses) included in:
Net income (1)	—	—	169	1,269	64,256
Other comprehensive income (loss)	(1,731)	(46)	—	—	—
Purchases	16,093	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6,841)	(471)	(9,337)	—	—
Net transfers into/(out of) Level 3	—	—	12,161	—	—
Balance at September 30, 2020	$119,471	$2,129	$12,613	$86,907	$66,887

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(Dollars in thousands)	Municipal
Balance at July 1, 2019	$110,296	$2,977	$10,481	$72,850	$3,596
Total net gains (losses) included in:
Net income (1)	—	—	86	2,735	(617)
Other comprehensive income (loss)	(1,722)	(9)	—	—	—
Purchases	5,668	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,184)	(157)	(1,203)	—	—
Net transfers into/(out of) Level 3	—	—	635	—	—
Balance at September 30, 2019	$113,058	$2,811	$9,999	$75,585	$2,979

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(Dollars in thousands)	Municipal
Balance at January 1, 2019	$108,926	$3,150	$11,347	$75,183	$2,457
Total net gains (losses) included in:
Net income (1)	—	—	371	(5)	522
Other comprehensive income (loss)	6,334	134	—	—	—
Purchases	7,192	—	—	407	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(9,394)	(473)	(2,554)	—	—
Net transfers into/(out of) Level 3	—	—	835	—	—
Balance at September 30, 2019	$113,058	$2,811	$9,999	$75,585	$2,979

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2020:

	September 30, 2020				Three Months Ended September 30, 2020 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2020 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$144,151	$—	$—	$144,151	$6,964	$24,438
Other real estate owned (1)	9,217	—	—	9,217	225	748
Total	$153,368	$—	$—	$153,368	$7,189	$25,186

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 7 – Allowance for Credit Losses. At September 30, 2020,

the Company had $183.7 million of individually assessed loans classified as Level 3. Of the $183.7 million of individually assessed loans, $144.2 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $39.5 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At September 30, 2020, the Company had $9.2 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2020 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$119,471	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	2,129	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	12,613	Discounted cash flows	Discount rate	2%-3%	2.50%	Decrease
			Credit discount	0%-6%	1.14%	Decrease
			Constant prepayment rate (CPR)	17.63%	17.63%	Decrease
MSRs	86,907	Discounted cash flows	Discount rate	3%-20%	10.08%	Decrease
			Constant prepayment rate (CPR)	6%-95%	17.63%	Decrease
			Cost of servicing	$70-$200	$76	Decrease
			Cost of servicing - delinquent	$200-$1,000	$417	Decrease
Derivatives	66,887	Discounted cash flows	Pull-through rate	0%-100%	79%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	$144,151	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	9,217	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2020		At December 31, 2019		At September 30, 2019
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$308,695	$308,695	$286,476	$286,476	$448,814	$448,814
Interest-bearing deposits with banks	3,825,823	3,825,823	2,164,560	2,164,560	2,260,806	2,260,806
Available-for-sale securities	2,946,459	2,946,459	3,106,214	3,106,214	2,270,059	2,270,059
Held-to-maturity securities	560,267	575,947	1,134,400	1,138,396	1,095,802	1,104,903
Trading account securities	1,720	1,720	1,068	1,068	3,204	3,204
Equity securities with readily determinable fair value	54,398	54,398	50,840	50,840	46,086	46,086
FHLB and FRB stock, at cost	135,568	135,568	100,739	100,739	92,714	92,714
Brokerage customer receivables	16,818	16,818	16,573	16,573	14,943	14,943
Mortgage loans held-for-sale, at fair value	959,671	959,671	377,313	377,313	464,727	464,727
Loans held-for-investment, at fair value	253,515	253,515	132,718	132,718	116,022	116,022
Loans held-for-investment, at amortized cost	31,882,040	31,723,559	26,667,572	26,659,903	25,594,149	25,472,310
Nonqualified deferred compensation assets	14,197	14,197	14,213	14,213	13,750	13,750
Derivative assets	321,488	321,488	103,644	103,644	138,286	138,286
Accrued interest receivable and other	272,940	272,940	303,090	303,090	272,072	272,072
Total financial assets	$41,553,599	$41,410,798	$34,459,420	$34,455,747	$32,831,434	$32,718,696
Financial Liabilities
Non-maturity deposits	$30,778,127	$30,778,127	$24,483,867	$24,483,867	$23,091,143	$23,091,143
Deposits with stated maturities	5,066,295	5,063,732	5,623,271	5,635,475	5,619,236	5,635,597
FHLB advances	1,228,422	1,207,203	674,870	715,129	574,847	620,136
Other borrowings	507,395	507,395	418,174	418,174	410,488	410,488
Subordinated notes	436,385	473,825	436,095	458,796	435,979	451,947
Junior subordinated debentures	253,566	208,333	253,566	243,158	253,566	254,426
Derivative liabilities	326,990	326,990	129,204	129,204	171,009	171,009
Accrued interest payable	21,310	21,310	19,940	19,940	22,899	22,899
Total financial liabilities	$38,618,490	$38,586,915	$32,038,987	$32,103,743	$30,579,167	$30,657,645

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

(17) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of September 30, 2020, approximately 2.1 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. LTIP grants in 2020 consisted of a combination of performance-based stock awards, performance-based cash awards and time vested restricted shares. LTIP grants from 2017 through 2019 consisted of a combination of performance-based stock awards and performance-based cash awards, and prior to 2017, nonqualified stock options were in the mix of award types. Stock options granted under the LTIP have a term of seven years and generally vested equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $1.3 million in the third quarter of 2020 and $2.0 million in the third quarter of 2019, and $(1.0) million and $8.3 million in the 2020 and 2019 year-to-date periods, respectively.

A summary of the Company's stock option activity for the nine months ended September 30, 2020 and September 30, 2019 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2020	755,332	$42.43
Granted	—	—
Exercised	(104,703)	38.71
Forfeited or canceled	(5,608)	44.34
Outstanding at September 30, 2020	645,021	$43.02	1.9	$52
Exercisable at September 30, 2020	637,120	$43.01	1.8	$52

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2019	795,014	$42.26
Granted	—	—
Exercised	(112,230)	38.64
Forfeited or canceled	—	—
Outstanding at September 30, 2019	682,784	$42.85	2.4	$14,873
Exercisable at September 30, 2019	667,664	$42.81	2.4	$14,565

(1)	Represents the remaining weighted average contractual life in years.

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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020 and September 30, 2019, was $2.7 million and $3.8 million, respectively. Cash received from option exercises under the Plans for the nine months ended September 30, 2020 and September 30, 2019 was $4.1 million and $4.3 million, respectively.

A summary of the Plans' restricted share activity for the nine months ended September 30, 2020 and September 30, 2019 is presented below:

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	144,328	$60.37	143,263	$60.80
Granted	113,156	61.32	13,099	71.66
Vested and issued	(13,917)	77.77	(15,257)	76.69
Forfeited or canceled	(6,547)	73.71	(1,691)	79.50
Outstanding at September 30	237,020	$59.43	139,414	$59.85
Vested, but not issuable at September 30	93,514	$52.08	91,505	$52.13

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2020 and September 30, 2019 is presented below:

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	465,515	$74.37	396,855	$67.71
Granted	169,864	63.62	175,696	71.57
Added by performance factor at vesting	48,831	72.59	33,950	40.99
Vested and issued	(180,789)	72.59	(128,238)	41.00
Expired, canceled or forfeited	(18,727)	72.66	(10,430)	74.70
Outstanding at September 30	484,694	$71.15	467,833	$74.38
Vested, but deferred at September 30	34,441	$43.07	33,701	$42.92

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

Other

At the January 2020 Board of Directors meeting, a quarterly cash dividend of $0.28 per share ($1.12 on an annualized basis) was declared. It was paid on February 20, 2020 to shareholders of record as of February 6, 2020. At the April 2020 Board of Directors meeting, a quarterly cash dividend of $0.28 per share ($1.12 on an annualized basis) was declared. It was paid on May 21, 2020 to shareholders of record as of May 7, 2020. At the July 2020 Board of Directors meeting, a quarterly cash dividend of $0.28 per share ($1.12 on an annualized basis) was declared. It was paid on August 20, 2020 to shareholders of record as of August 6, 2020.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized (Losses) Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at July 1, 2020	$85,506	$(43,606)	$(42,497)	$(597)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(10,682)	3,466	2,891	(4,325)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(36)	4,157	—	4,121
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(40)	—	—	(40)
Net other comprehensive (loss) income during the period, net of tax	$(10,758)	$7,623	$2,891	$(244)
Balance at September 30, 2020	$74,748	$(35,983)	$(39,606)	$(841)

Balance at January 1, 2020	$14,982	$(13,141)	$(36,519)	$(34,678)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	60,043	(31,796)	(3,087)	25,160
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(146)	8,954	—	8,808
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(131)	—	—	(131)
Net other comprehensive income (loss) during the period, net of tax	$59,766	$(22,842)	$(3,087)	$33,837
Balance at September 30, 2020	$74,748	$(35,983)	$(39,606)	$(841)

Balance at July 1, 2019	$4,209	$(12,044)	$(37,594)	$(45,429)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	13,371	(3,233)	(1,471)	8,667
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(292)	(1,781)	—	(2,073)
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(42)	—	—	(42)
Net other comprehensive income (loss) during the period, net of tax	$13,037	$(5,014)	$(1,471)	$6,552
Balance at September 30, 2019	$17,246	$(17,058)	$(39,065)	$(38,877)

Balance at January 1, 2019	$(42,353)	$7,857	$(42,376)	$(76,872)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	60,527	(17,529)	3,311	46,309
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(626)	(7,386)	—	(8,012)
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(302)	—	—	(302)
Net other comprehensive income (loss) during the period, net of tax	$59,599	$(24,915)	$3,311	$37,995
Balance at September 30, 2019	$17,246	$(17,058)	$(39,065)	$(38,877)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2020	2019	2020	2019
Accumulated unrealized gains on securities
Gains included in net income	$50	$400	$200	$856	Gains (losses) on investment securities, net
	50	400	200	856	Income before taxes
Tax effect	(14)	(108)	(54)	(230)	Income tax expense
Net of tax	$36	$292	$146	$626	Net income

Accumulated unrealized gains (losses) on derivative instruments
Amount reclassified to interest expense on deposits	$3,884	$(2,635)	$8,806	$(10,403)	Interest on deposits
Amount reclassified to interest expense on other borrowings	740	196	1,458	321	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	1,043	11	1,944	11	Interest on junior subordinated debentures
	(5,667)	2,428	(12,208)	10,071	Income before taxes
Tax effect	1,510	(647)	3,254	(2,685)	Income tax expense
Net of tax	$(4,157)	$1,781	$(8,954)	$7,386	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(In thousands, except per share data)		September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income		$107,315	$99,121	$191,786	$269,733
Less: Preferred stock dividends		10,286	2,050	14,386	6,150
Net income applicable to common shares	(A)	$97,029	$97,071	$177,400	$263,583

Weighted average common shares outstanding	(B)	57,597	56,690	57,595	56,627
Effect of dilutive potential common shares
Common stock equivalents		449	773	469	724
Weighted average common shares and effect of dilutive potential common shares	(C)	58,046	57,463	58,064	57,351
Net income per common share:
Basic	(A/B)	$1.68	$1.71	$3.08	$4.65
Diluted	(A/C)	$1.67	$1.69	$3.06	$4.60

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, "Wintrust" or the "Company") as of September 30, 2020 compared with December 31, 2019 and September 30, 2019, and the results of operations for the three and nine month periods ended September 30, 2020 and September 30, 2019, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic by the World Health Organization, resulting in unprecedented uncertainty and volatility in world-wide financial markets. Governments' actions calling for shelter in place and social distancing have led to rapid changes in business revenues, increased unemployment, and have impacted consumer activity, all of which have impacted and may continue to impact the Company's current and future results.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program ("PPP"), which is designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain banks, under the administration of the Small Business Administration ("SBA"). As of September 30, 2020, the Company secured authorization from the SBA and funded over 12,000 PPP loans with a carrying balance of approximately $3.4 billion. PPP loans are forgivable under certain circumstances, including the borrower’s use of certain loan proceeds to fund employee payroll during a specific period (e.g., eight weeks, 24 weeks) following disbursement of the borrower’s PPP loan. The Company generated net fees of $91.9 million to be recognized over the life of the PPP loan adjusted for estimated prepayments.

All of our three primary business segments (community banking, specialty finance and wealth management), have been uniquely impacted and will likely continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve.  As non-exclusive examples of such impacts, our community banking business, including our mortgage business, has received borrower requests for temporary payment relief including payment deferrals. As of September 30, 2020, loans totaling approximately $413.4 million were modified as a result of COVID-19 disruption to our borrowers. Our insurance premium finance business is impacted by certain state legislation prohibiting canceling of insurance policies for designated periods. Our wealth management business is impacted by increased stock market volatility.

Given the continued uncertainty regarding future economic conditions, the Company has taken a number of actions to help ensure that it has adequate liquidity and capital to manage through the COVID-19 pandemic, including issuing fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a public offering of depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock (the “Depositary

Shares”). We believe the Company currently has adequate liquidity and capital to effectively manage through the COVID-19 pandemic. However, we will continue to prudently evaluate and expand liquidity sources, including the possible utilization of the PPP liquidity facility, if necessary.

We continue to monitor the impact of COVID-19 closely; however, the extent to which the COVID-19 pandemic will impact our operations and financial conditions remains highly uncertain. Please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q for additional information.

Third Quarter Highlights

The Company recorded net income of $107.3 million for the third quarter of 2020 compared to $99.1 million in the third quarter of 2019. The results for the third quarter of 2020 demonstrate continued momentum on our operating strengths, including strong loan and deposit growth driven by the Company's participation in PPP and increased revenue from mortgage banking services, offset by increased provision for credit losses primarily related to the implementation of the Current Expected Credit Losses ("CECL") standard and the economic conditions created by the COVID-19 pandemic. Net interest income decreased in the current period as a result of a decrease in net interest margin partially mitigated by continued loan growth in the third quarter of 2020 compared to the same period of 2019.

The Company increased its loan portfolio from $25.7 billion at September 30, 2019 and $26.8 billion at December 31, 2019 to $32.1 billion at September 30, 2020. The increase in the current period compared to the prior periods was primarily a result of the Company’s participation in PPP lending as well as growth in several portfolios, including the commercial, industrial and other, commercial real estate, commercial premium finance receivables and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $255.9 million in the third quarter of 2020 compared to $264.9 million in the third quarter of 2019. The decrease in net interest income recorded in the third quarter of 2020 compared to the third quarter of 2019 resulted primarily from a lower net interest margin of 2.56% (2.57% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2020 compared to 3.37% (3.39% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2019. The reduction in net interest margin was partially offset by a $6.3 billion increase in average loans (see "Net Interest Income" for further detail).

Non-interest income totaled $170.6 million in the third quarter of 2020 compared to $115.1 million in the third quarter of 2019. This increase was primarily the result of higher mortgage banking revenue (see “Non-Interest Income” for further detail).

Non-interest expense totaled $264.2 million in the third quarter of 2020, increasing $29.7 million, or 13%, compared to the third quarter of 2019. The increase compared to the third quarter of 2019 was primarily attributable to the addition of employees from acquisitions, increased staffing as the Company grows and higher commissions and incentive compensation due to increased origination volume associated with the Company's mortgage business (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the third quarter of 2020, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At September 30, 2020, the Company had approximately $4.1 billion in overnight liquid funds and interest-bearing deposits with banks. Total cash inflows by the Company during the first nine months of 2020 were offset by $206.0 million in cash collateral posted to unaffiliated derivative counterparties in which the Company held a net liability position in such derivative transactions as well as the origination of mortgage loans pending the ultimate sale of such loans into the secondary market following September 30, 2020.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and nine months ended September 30, 2020, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2020	September 30, 2019	Percentage (%) or Basis Point (bp) Change
Net income	$107,315	$99,121	8%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	162,310	145,435	12
Net income per common share—Diluted	1.67	1.69	(1)
Net revenue (1)	426,529	379,989	12
Net interest income	255,936	264,852	(3)
Net interest margin	2.56%	3.37%	(81	)bps
Net interest margin - fully taxable-equivalent (non-GAAP) (2)	2.57	3.39	(82)
Net overhead ratio (3)	0.87	1.40	(53)
Return on average assets	0.99	1.16	(17)
Return on average common equity	10.66	11.42	(76)
Return on average tangible common equity (non-GAAP) (2)	13.43	14.36	(93)

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2020	September 30, 2019	Percentage (%) or Basis Point (bp) Change
Net income	$191,786	$269,733	(29	) %
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	468,110	409,457	14
Net income per common share—Diluted	3.06	4.60	(33)
Net revenue (1)	1,226,338	1,087,992	13
Net interest income	780,510	793,040	(2)
Net interest margin	2.79%	3.56%	(77	)bps
Net interest margin - fully taxable equivalent (non-GAAP) (2)	2.80%	3.58%	(78)
Net overhead ratio (3)	1.03%	1.58%	(55)
Return on average assets	0.63%	1.11%	(48)
Return on average common equity	6.56%	10.74%	(418)
Return on average tangible common equity (non-GAAP) (2)	8.38%	13.60%	(522)
At end of period
Total assets	$43,731,718	$34,911,902	25%
Total loans, excluding loans held-for-sale	32,135,555	25,710,171	25
Total loans, including loans held-for-sale	33,095,226	26,174,898	26
Total deposits	35,844,422	28,710,379	25
Total shareholders’ equity	4,074,089	3,540,325	15
Book value per common share (2)	$63.57	$60.24	6
Tangible common book value per share (2)	51.70	49.16	5
Market price per common share	40.05	64.63	(38)
Allowance for loan and unfunded lending-related commitment losses to total loans	1.21%	0.64%	57 bps

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

SUPPLEMENTAL FINANCIAL MEASURES/RATIOS

The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), taxable-equivalent net interest margin (including its individual components), the taxable-equivalent efficiency ratio, tangible common equity ratio, tangible book value per common share, return on average tangible common equity and pre-tax income, excluding provision for credit losses. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the Company's interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable-equivalent basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Management considers pre-tax income excluding provision for credit losses as useful measurements of the Company's core net income.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2020	2019	2020	2019
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$311,156	$354,627	$985,039	$1,035,411
Taxable-equivalent adjustment:
- Loans	481	978	1,917	3,043
- Liquidity management assets	546	574	1,635	1,707
- Other earning assets	1	5	6	8
(B) Interest Income (non-GAAP)	$312,184	$356,184	$988,597	$1,040,169
(C) Interest Expense (GAAP)	55,220	89,775	204,529	242,371
(D) Net Interest Income (GAAP) (A minus C)	255,936	264,852	780,510	793,040
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	256,964	266,409	784,068	797,798
Net interest margin (GAAP)	2.56%	3.37%	2.79%	3.56%
Net interest margin, fully taxable-equivalent (non-GAAP)	2.57	3.39	2.80	3.58
(F) Non-interest income	$170,593	$115,137	$445,828	$294,952
(G) Gains (losses) on investment securities, net	411	710	(3,140)	2,938
(H) Non-interest expense	264,219	234,554	758,228	678,535
Efficiency ratio (H/(D+F-G))	62.01%	61.84%	61.67%	62.53%
Efficiency ratio (non-GAAP) (H/(E+F-G))	61.86%	61.59%	61.49%	62.26%

Reconciliation of Non-GAAP Tangible Common Equity ratio
Total shareholders’ equity	$4,074,089	$3,540,325
Less: Non-convertible preferred stock	(412,500)	(125,000)
Less: Intangible assets	(683,314)	(627,972)
(I) Total tangible common shareholders’ equity	$2,978,275	$2,787,353
(J) Total assets	$43,731,718	$34,911,902
Less: Intangible assets	(683,314)	(627,972)
(K) Total tangible assets	$43,048,404	$34,283,930
Common equity to assets ratio (GAAP) (L/J)	8.4%	9.8%
Tangible common equity ratio (non-GAAP) (I/K)	6.9%	8.1%

Reconciliation of tangible book value per common share
Total shareholders’ equity	$4,074,089	$3,540,325
Less: Preferred stock	(412,500)	(125,000)
(L) Total common equity	$3,661,589	$3,415,325
(M) Actual common shares outstanding	57,602	56,698
Book value per common share (L/M)	$63.57	$60.24
Tangible book value per common share (non-GAAP) (I/M)	$51.70	$49.16

Reconciliation of non-GAAP return on average tangible common equity
(N) Net income applicable to common shares	$97,029	$97,071	$177,400	$263,583
Add: Intangible asset amortization	2,701	2,928	8,384	8,827
Less: Tax effect of intangible asset amortization	(589)	(773)	(2,079)	(2,277)
After-tax intangible asset amortization	2,112	2,155	6,305	6,550
(O) Tangible net income applicable to common shares (non-GAAP)	99,141	99,226	183,705	270,133
Total average shareholders' equity	4,034,902	3,496,714	3,885,187	3,407,398
Less: Average preferred stock	(412,500)	(125,000)	(270,849)	(125,000)
(P) Total average common shareholders' equity	3,622,402	3,371,714	3,614,338	3,282,398
Less: Average intangible assets	(684,717)	(630,279)	(687,331)	(625,800)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	2,937,685	2,741,435	2,927,007	2,656,598
Return on average common equity, annualized (N/P)	10.66%	11.42%	6.56%	10.74%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	13.43%	14.36%	8.38%	13.60%

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$137,284	$134,601	$255,070	$363,419
Add: Provision for credit losses	25,026	10,834	213,040	46,038
Pre-tax income, excluding provision for credit losses (non-GAAP)	$162,310	$145,435	$468,110	$409,457

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

The COVID-19 pandemic, specifically the uncertainty related to the ultimate magnitude of impact on the economy and banking industry, is expected to impact many of the estimates, assumptions and judgments noted above that are used by management. This could result in volatility in the related accounting estimates, which will directly impact the Company's financial results. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

Net Income

Net income for the quarter ended September 30, 2020 totaled $107.3 million, an increase of $8.2 million, or 8%, compared to the quarter ended September 30, 2019. On a per share basis, net income for the third quarter of 2020 totaled $1.67 per diluted common share compared to $1.69 for the third quarter of 2019.

The increase in net income for the third quarter of 2020 as compared to the same period in the prior year is primarily attributable to increased mortgage banking revenue, partially offset by an increase in the provision for credit losses as a result of the adoption of CECL and economic conditions created by the COVID–19 pandemic and lower net interest income primarily due to lower net interest margin as well as increased salaries and employee benefits expense. See "Net Interest Income", "Non-interest Income", "Non-interest Expense" and "Loan Portfolio and Asset Quality" for further detail.

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

Quarter Ended September 30, 2020 compared to the Quarters Ended June 30, 2020 and September 30, 2019

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the third quarter of 2020 as compared to the second quarter of 2020 (sequential quarters) and third quarter of 2019 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Sep 30, 2020	Jun 30, 2020	Sep 30, 2019	Sep 30, 2020	Jun 30, 2020	Sep 30, 2019	Sep 30, 2020	Jun 30, 2020	Sep 30, 2019
Interest-bearing deposits with banks and cash equivalents(1)	$3,411,164	$3,240,167	$1,960,898	$1,181	$1,326	$10,636	0.14%	0.16%	2.15%
Investment securities (2)	3,789,422	4,309,471	3,410,090	22,365	27,643	25,332	2.35	2.58	2.95
FHLB and FRB stock	135,567	135,360	92,583	1,774	1,765	1,294	5.21	5.24	5.55
Liquidity management assets(3)(8)	$7,336,153	$7,684,998	$5,463,571	$25,320	$30,734	$37,262	1.37%	1.61%	2.71%
Other earning assets(3)(4)(8)	16,656	16,917	17,809	113	113	189	2.71	2.71	4.20
Mortgage loans held-for-sale	822,908	705,702	379,870	5,791	4,764	3,478	2.80	2.72	3.63
Loans, net of unearned income(3)(5)(8)	31,634,608	30,336,626	25,346,290	280,960	295,322	315,255	3.53	3.92	4.93
Total earning assets(8)	$39,810,325	$38,744,243	$31,207,540	$312,184	$330,933	$356,184	3.12%	3.44%	4.53%
Allowance for loan and investment security losses (9)	(321,732)	(222,485)	(168,423)
Cash and due from banks	345,438	352,423	297,475
Other assets	3,128,813	3,168,548	2,618,000
Total assets	$42,962,844	$42,042,729	$33,954,592

NOW and interest bearing demand deposits	$3,435,089	$3,323,124	$2,912,961	$1,342	$1,561	$5,291	0.16%	0.19%	0.72%
Wealth management deposits	4,239,300	4,380,996	2,888,817	7,662	7,244	9,163	0.72	0.67	1.26
Money market accounts	9,332,668	8,727,966	6,956,755	7,245	13,140	25,426	0.31	0.61	1.45
Savings accounts	3,419,586	3,394,480	2,837,039	2,104	3,840	5,622	0.24	0.45	0.79
Time deposits	4,900,839	5,104,701	5,590,228	20,731	24,272	30,666	1.68	1.91	2.18
Interest-bearing deposits	$25,327,482	$24,931,267	$21,185,800	$39,084	$50,057	$76,168	0.61%	0.81%	1.43%
Federal Home Loan Bank advances	1,228,421	1,214,375	574,833	4,947	4,934	1,774	1.60	1.63	1.22
Other borrowings	512,787	493,350	416,300	3,012	3,436	3,466	2.34	2.80	3.30
Subordinated notes	436,323	436,226	436,041	5,474	5,506	5,470	5.02	5.05	5.02
Junior subordinated debentures	253,566	253,566	253,566	2,703	2,752	2,897	4.17	4.29	4.47
Total interest-bearing liabilities	$27,758,579	$27,328,784	$22,866,540	$55,220	$66,685	$89,775	0.79%	0.98%	1.56%
Non-interest bearing deposits	9,988,769	9,607,528	6,776,786
Other liabilities	1,180,594	1,197,571	814,552
Equity	4,034,902	3,908,846	3,496,714
Total liabilities and shareholders’ equity	$42,962,844	$42,042,729	$33,954,592
Interest rate spread(6)(8)							2.33%	2.46%	2.97%
Less: Fully tax-equivalent adjustment				(1,028)	(1,117)	(1,557)	(0.01)	(0.01)	(0.02)
Net free funds/contribution(7)	$12,051,746	$11,415,459	$8,341,000				0.24	0.28	0.42
Net interest income/ margin (GAAP)(8)				$255,936	$263,131	$264,852	2.56%	2.73%	3.37%
Fully taxable-equivalent adjustment				1,028	1,117	1,557	0.01	0.01	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$256,964	$264,248	$266,409	2.57%	2.74%	3.39%

(1)	Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019 were $1.0 million, $1.1 million and $1.6 million, respectively.

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

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.

(9)	Effective January 1, 2020 this includes the allowance for investment security losses as a result of the adoption of ASU 2016-13, Financial Instruments - Credit Losses.

For the third quarter of 2020, net interest income totaled $255.9 million, a decrease of $7.2 million as compared to the second quarter of 2020, and a decrease of $8.9 million million as compared to the third quarter of 2019. Net interest margin was 2.56% (2.57% on a fully taxable-equivalent basis, non-GAAP) during the third quarter of 2020 compared to 2.73% (2.74% on a fully taxable-equivalent basis, non-GAAP) during the second quarter of 2020, and 3.37% (3.39% on a fully taxable-equivalent basis, non-GAAP) during the third quarter of 2019.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest-bearing deposits with banks and cash equivalents(1)	$2,692,678	$1,254,534	$7,361	$21,142	0.37%	2.26%
Investment securities (2)	4,291,362	3,563,941	83,026	82,142	2.58	3.08
FHLB and FRB stock	128,611	97,624	5,116	4,088	5.31	5.60
Liquidity management assets(3)(8)	$7,112,651	$4,916,099	$95,503	$107,372	1.79%	2.92%
Other earning assets(3)(4)(8)	17,576	15,722	393	538	2.99	4.56
Mortgage loans held-for-sale	644,611	283,966	13,720	8,791	2.84	4.14
Loans, net of unearned income(3)(5)(8)	29,643,281	24,598,857	878,981	923,468	3.96	5.02
Total earning assets(8)	$37,418,119	$29,814,644	$988,597	$1,040,169	3.53%	4.66%
Allowance for loan and investment security losses (9)	(240,467)	(163,518)
Cash and due from banks	339,968	284,779
Other assets	3,034,897	2,482,970
Total assets	$40,552,517	$32,418,875

NOW and interest bearing demand deposits	$3,291,176	$2,865,175	$6,569	$15,457	0.27%	0.72%
Wealth management deposits	3,821,203	2,703,853	21,840	23,254	0.76	1.15
Money market accounts	8,686,171	6,326,336	42,748	66,337	0.66	1.40
Savings accounts	3,334,944	2,768,875	11,736	14,830	0.47	0.72
Time deposits	5,176,307	5,394,651	73,683	84,290	1.90	2.09
Interest-bearing deposits	$24,309,801	$20,058,890	$156,576	$204,168	0.86%	1.36%
FHLB advances	1,131,823	679,589	13,241	8,417	1.56	1.66
Other borrowings	491,981	433,465	9,994	10,624	2.71	3.28
Subordinated notes	436,223	266,430	16,452	10,051	5.03	5.03
Junior subordinated debentures	253,566	253,566	8,266	9,111	4.28	4.74
Total interest-bearing liabilities	$26,623,394	$21,691,940	$204,529	$242,371	1.03%	1.49%
Non-interest bearing deposits	8,947,639	6,570,815
Other liabilities	1,096,297	748,722
Equity	3,885,187	3,407,398
Total liabilities and shareholders’ equity	$40,552,517	$32,418,875
Interest rate spread(6)(8)					2.50%	3.17%
Less: Fully tax-equivalent adjustment			(3,558)	(4,758)	(0.01)	(0.02)
Net free funds/contribution(7)	$10,794,725	$8,122,704			0.30	0.41
Net interest income/ margin (GAAP)(8)			$780,510	$793,040	2.79%	3.56%
Fully taxable-equivalent adjustment			3,558	4,758	0.01	0.02
Net interest income/ margin, fully taxable-equivalent (non-GAAP)(8)			$784,068	$797,798	2.80%	3.58%

(1)	Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the nine months ended September 30, 2020 and September 30, 2019 were $3.6 million and $4.8 million, respectively.

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

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.

(9)	Effective January 1, 2020 this includes the allowance for investment security losses as a result of the adoption of ASU 2016-13, Financial Instruments-Credit Losses.

For the nine months ended September 30, 2020, net interest income totaled $780.5 million, a decrease of $12.5 million as compared to the first nine months of 2019. Net interest margin was 2.79% (2.80% on a fully taxable-equivalent basis, non-GAAP) for the nine months ended September 30, 2020 compared to 3.56% (3.58% on a fully taxable-equivalent basis, non-GAAP) for the same period of 2019. The decrease in net interest margin compared to the first nine months of 2019 is primarily the result of a decrease in the yield earned on loans between periods.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended September 30, 2020 to June 30, 2020 and September 30, 2019, and nine month periods ended September 30, 2020 and 2019. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2020 Compared to Second Quarter of 2020	Third Quarter of 2020 Compared to Third Quarter of 2019	First Nine Months of 2020 Compared to First Nine Months of 2019
(In thousands)
Net interest income (GAAP) for comparative period	$263,131	$264,852	$793,040
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	10,980	63,293	164,719
Change due to interest rate fluctuations (rate)	(21,035)	(72,209)	(180,143)
Change due to number of days in each period	2,860	—	2,894
Net interest income (GAAP) for the period ended September 30, 2020	$255,936	$255,936	$780,510
Fully taxable-equivalent adjustment	1,028	1,028	3,558
Net interest income, fully taxable-equivalent (non-GAAP)	$256,964	$256,964	$784,068

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2020	September 30, 2019
Brokerage	$4,563	$4,686	$(123)	(3)%
Trust and asset management	20,394	19,313	1,081	6
Total wealth management	24,957	23,999	958	4
Mortgage banking	108,544	50,864	57,680	113
Service charges on deposit accounts	11,497	9,972	1,525	15
Gains on investment securities, net	411	710	(299)	(42)
Fees from covered call options	—	—	—	NM
Trading gains, net	183	11	172	NM
Operating lease income, net	11,717	12,025	(308)	(3)
Other:
Interest rate swap fees	4,029	4,811	(782)	(16)
BOLI	1,218	830	388	47
Administrative services	1,077	1,086	(9)	(1)
Foreign currency remeasurement losses	(54)	(55)	1	2
Early pay-offs of capital leases	165	6	159	NM
Miscellaneous	6,849	10,878	(4,029)	(37)
Total Other	13,284	17,556	(4,272)	(24)
Total Non-interest Income	$170,593	$115,137	$55,456	48%
NM - Not meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2020	September 30, 2019
Brokerage	$13,991	$13,966	$25	—%
Trust and asset management	59,543	58,149	1,394	2
Total wealth management	73,534	72,115	1,419	2
Mortgage banking	259,194	106,433	152,761	144
Service charges on deposit accounts	33,182	28,097	5,085	18
(Losses) gains on investment securities, net	(3,140)	2,938	(6,078)	NM
Fees from covered call options	2,292	2,427	(135)	(6)
Trading losses, net	(902)	(204)	(698)	NM
Operating lease income, net	35,486	34,554	932	3
Other:
Interest rate swap fees	15,788	10,866	4,922	45
BOLI	1,884	3,570	(1,686)	(47)
Administrative services	3,122	3,125	(3)	—
Foreign currency remeasurement (losses) gains	(413)	522	(935)	NM
Early pay-offs of capital leases	514	11	503	NM
Miscellaneous	25,287	30,498	(5,211)	(17)
Total Other	46,182	48,592	(2,410)	(5)
Total Non-interest Income	$445,828	$294,952	$150,876	51%
NM - Not meaningful.

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased in the third quarter of 2020 as compared to the third quarter of 2019 due to an increase in asset management fees. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions of Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Mortgage banking revenue increased in the third quarter of 2020 as compared to the third quarter of 2019 as a result of an increase in loans originated for sale and higher production revenue. Mortgage loans originated for sale totaled $2.2 billion in the third quarter of 2020 as compared to $1.4 billion in the third quarter of 2019. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During the third quarter of 2020, the fair value of the mortgage servicing rights portfolio increased due to increased capitalization of $20.9 million during the third quarter. This increase was partially offset by a negative fair value adjustment of $3.0 million as well as a reduction in value of $7.9 million due to payoffs and paydowns of the existing portfolio. Starting in 2019, the Company purchased options and entered into interest rate swaps to economically hedge a portion of the fair value changes recorded in earnings related to its MSRs portfolio. During the second quarter of 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of September 30, 2020.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Originations and Commitments:
Retail originations	$1,590,699	$913,631	$3,952,775	$1,948,743
Correspondent originations	—	50,639	—	381,705
Veterans First originations	635,876	456,005	1,700,711	922,091
Total originations for sale (A)	$2,226,575	$1,420,275	$5,653,486	$3,252,539
Originations for investment	73,711	154,897	204,392	354,823
Total originations	$2,300,286	$1,575,172	$5,857,878	$3,607,362

Purchases as a percentage of originations for sale	41%	48%	36%	57%
Refinances as a percentage of originations for sale	59	52	64	43
Total	100%	100%	100%	100%

Production Margin:
Production revenue (B) (1)	$94,148	$40,924	$236,908	$87,425
Production margin (B/A)	4.23%	2.88%	4.19%	2.69%

Mortgage Servicing:
Loans serviced for others (C)	$10,139,878	$7,901,045
MSRs, at fair value (D)	86,907	75,585
Percentage of MSRs to loans serviced for others (D/C)	0.86%	0.96%
Servicing income	$8,118	$5,989	$22,057	$16,909

Components of MSR:
MSR - current period capitalization	$20,936	$14,029	$50,734	$30,411
MSR - collection of expected cash flow - paydowns	(590)	(456)	(1,556)	(1,418)
MSR - collection of expected cash flow - payoffs	(7,272)	(6,781)	(22,000)	(11,892)
Valuation:
MSR - changes in fair value model assumptions	(3,002)	(4,058)	(25,541)	(17,107)
Gain on derivative contract held as an economic hedge, net	—	82	4,749	1,002
MSR valuation adjustment, net of gain on derivative contract held as an economic hedge	$(3,002)	$(3,976)	$(20,792)	$(16,105)

Summary of Mortgage Banking Revenue:
Production revenue (1)	$94,148	$40,924	$236,908	$87,425
Servicing income	8,118	5,989	22,057	16,909
MSR activity	10,072	2,816	6,386	996
Other	(3,794)	1,135	(6,157)	1,103
Total mortgage banking revenue	$108,544	$50,864	$259,194	$106,433

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in the fair value of servicing rights and changes to the mortgage recourse obligation and other non-production revenue.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at September 30, 2020 and September 30, 2019.

Miscellaneous revenue decreased in the third quarter of 2020 as compared to the third quarter of 2019 due to a decrease in partnership income, syndication fees and other miscellaneous income.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2020	September 30, 2019
Salaries and employee benefits:
Salaries	$89,849	$78,067	$11,782	15%
Commissions and incentive compensation	48,475	40,289	8,186	20
Benefits	25,718	22,668	3,050	13
Total salaries and employee benefits	164,042	141,024	23,018	16
Equipment	17,251	13,314	3,937	30
Operating lease equipment depreciation	9,425	8,907	518	6
Occupancy, net	15,830	14,991	839	6
Data processing	5,689	6,522	(833)	(13)
Advertising and marketing	7,880	13,375	(5,495)	(41)
Professional fees	6,488	8,037	(1,549)	(19)
Amortization of other intangible assets	2,701	2,928	(227)	(8)
FDIC insurance	6,772	148	6,624	NM
OREO expense, net	(168)	1,170	(1,338)	NM
Other:
Commissions—3rd party brokers	778	734	44	6
Postage	1,529	2,321	(792)	(34)
Miscellaneous	26,002	21,083	4,919	23
Total other	28,309	24,138	4,171	17
Total Non-interest Expense	$264,219	$234,554	$29,665	13%
NM - Not meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2020	September 30, 2019
Salaries and employee benefits:
Salaries	$258,240	$227,464	$30,776	14%
Commissions and incentive compensation	126,201	108,374	17,827	16
Benefits	70,519	64,641	5,878	9
Total salaries and employee benefits	454,960	400,479	54,481	14
Equipment	47,931	37,843	10,088	27
Operating lease equipment depreciation	27,977	25,994	1,983	8
Occupancy, net	50,270	47,157	3,113	7
Data processing	24,468	20,251	4,217	21
Advertising and marketing	26,446	36,078	(9,632)	(27)
Professional fees	20,896	19,821	1,075	5
Amortization of other intangible assets	8,384	8,827	(443)	(5)
FDIC insurance	17,988	7,851	10,137	NM
OREO expense, net	(807)	3,092	(3,899)	NM
Other:
Commissions—3rd party brokers	2,350	2,201	149	7
Postage	5,069	7,377	(2,308)	(31)
Miscellaneous	72,296	61,564	10,732	17
Total other	79,715	71,142	8,573	12
Total Non-interest Expense	$758,228	$678,535	$79,693	12%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the third quarter of 2020 compared to the third quarter of 2019 primarily due to the addition of employees from acquisitions, increased staffing as the Company grows and higher commissions and incentive compensation due to increased origination volume associated with the Company's mortgage business.

Equipment expense increased in the third quarter of 2020 compared to the third quarter of 2019 as a result of higher software license fees, software and computer depreciation expense.

Advertising and marketing expenses decreased in the third quarter of 2020 compared to the third quarter of 2019 as a result of decreased sponsorship costs due to the cancellation of events, including sports sponsorships, as a result of the COVID-19 pandemic. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities and various products, and to attract loans and deposits and announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the timing of sponsorship programs utilized, which are determined based on the market area, targeted audience, competition and various other factors.

FDIC insurance expense increased in the third quarter of 2020 compared to the third quarter of 2019 as a result of higher assessment rates impacted by declines in the Tier 1 Leverage Ratio at the Company's bank affiliates as a result of asset growth, including PPP loans.

Other miscellaneous expense increased in the third quarter of 2020 compared to the third quarter of 2019 primarily as a result of increased contingent consideration expense accrued in 2020 related to the previous acquisitions of mortgage operations. The increase in the contingent consideration accrual is a result of higher anticipated payments resulting from increases in both current and forecasted revenues related to the acquired businesses due to the favorable mortgage banking environment. The contractual period covering contingent consideration ends in January 2023. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $30.0 million in the third quarter of 2020 compared to $35.5 million in the third quarter of 2019. The effective tax rates were 21.83% in the third quarter of 2020 compared to 26.36% in the third quarter of 2019. During the first nine months of 2020, the Company recorded income tax expense of $63.3 million compared to $93.7 million for the first nine months of 2019. The effective tax rates were 24.81% for the first nine months of 2020 and 25.78% for the first nine months of 2019.

The lower effective tax rates in the 2020 quarterly and year-to-date periods compared to 2019 were a result of a $9.0 million state income tax benefit related to the settlement of an uncertain tax position. Net of the federal tax impact, the reduction to income tax expense was $7.1 million. The year-to-date effective tax rates were also impacted by the tax effects related to share-based compensation. The tax effects of share-based compensation fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share-based awards. The Company recorded additional tax expense related to share-based compensation of $597,000 in the first nine months of 2020, and tax benefits of $1.7 million in the first nine months of 2019, the majority of which were recognized in the first quarter of each year.

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

The community banking segment’s net interest income for the quarter ended September 30, 2020 totaled $196.8 million as compared to $209.9 million for the same period in 2019, a decrease of $13.1 million, or 6%. On a year-to-date basis, net interest income for the segment decreased by $26.3 million from $635.6 million for the nine months ended September 30, 2019 to $609.3 million for the nine months ended September 30, 2020. The decrease in the three and nine month periods is primarily attributable to compression of the net interest margin attributable to the decrease in interest rates in the environment. The community banking segment’s non-interest income totaled $137.0 million in the third quarter of 2020, an increase of $54.1 million, or 65%, when compared to the third quarter of 2019 total of $82.9 million. On a year-to-date basis, non-interest income totaled $347.7 million for the nine months ended September 30, 2020, an increase of $151.2 million, or 77%, compared to $196.5 million in the nine months ended September 30, 2019. The increase in the three and nine month periods is primarily the result of increased mortgage banking revenue from significantly increased mortgage originations during 2020. The community banking segment’s net income for the quarter ended September 30, 2020 totaled $70.6 million, an increase of $1.8 million as compared to net income in the third quarter of 2019 of $68.8 million. On a year-to-date basis, the community banking segment's net income was $97.9 million for the first nine months of 2020 as compared to $182.6 million for the first nine months of 2019. The decrease in net income in the nine month periods is primarily attributable to higher provision for credit losses in 2020 due to the implementation of CECL and the macroeconomic conditions created by the COVID-19 pandemic. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

The specialty finance segment's net interest income totaled $46.5 million for the quarter ended September 30, 2020, compared to $42.1 million for the same period in 2019, an increase of $4.3 million, or 10%. On a year-to-date basis, net interest income increased by $10.3 million in the first nine months of 2020 as compared to the first nine months of 2019. The increase in the three and nine month periods is primarily attributable to growth in earning assets on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $21.4 million and $20.0 million for the three month periods ended September 30, 2020 and 2019, respectively. On a year-to-date basis, non-interest income increased by $5.4 million in the first nine months of 2020 as compared to the first nine months of 2019. The increase in non-interest income in the three and nine month periods is primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company's leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 42%, 31%, 23% and 4%, respectively, of the total revenues of our specialty finance business for the nine month period ended September 30, 2020. The net income of the specialty finance segment for the quarter ended September 30, 2020 totaled $29.9 million as compared to $24.2 million for the quarter ended September 30, 2019. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2020 totaled $74.7 million as compared to $67.2 million for the nine months ended September 30, 2019.

The wealth management segment reported net interest income of $6.9 million for the third quarter of 2020 compared to $7.3 million in the same quarter of 2019, a decrease of $396,000, or 5%. On a year-to-date basis, net interest income totaled $23.3 million for the first nine months of 2020 as compared to $21.7 million for the first nine months of 2019. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.0 billion and $1.6 billion in the first nine months of 2020 and 2019, respectively. This segment recorded non-interest income of $26.2 million for the third quarter of 2020 compared to $24.4 million for the third quarter of 2019. On a year-to-date basis, the wealth management segment's non-interest income totaled $74.7 million during the first nine months of 2020 as compared to $74.4 million in the first nine months of 2019. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $6.9 million for the third quarter of 2020 compared to $6.1 million for the third quarter of 2019. On a year-to-date basis, the wealth management segment's net income totaled $19.2 million and $20.0 million for the nine month periods ended September 30, 2020 and 2019, respectively.

Financial Condition

Total assets were $43.7 billion at September 30, 2020, representing an increase of $8.8 billion, or 25%, when compared to September 30, 2019 and an increase of approximately $191.7 million, or 2% on an annualized basis, when compared to June 30, 2020. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $38.3 billion at September 30, 2020, $38.1 billion at June 30, 2020, and $30.4 billion at September 30, 2019. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2020		June 30, 2020		September 30, 2019
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$822,908	2%	$705,702	2%	$379,870	1%
Loans, net of unearned income
Commercial, excluding PPP	$8,647,069	22%	$8,685,218	22%	$8,131,196	26%
Commercial - PPP	3,364,890	8	2,679,662	7	—	—
Commercial real estate	8,329,285	21	8,177,259	21	7,388,908	24
Home equity	455,589	1	478,302	1	518,930	2
Residential real estate	1,173,639	3	1,223,635	3	1,046,934	3
Premium finance receivables	9,596,817	24	9,014,719	23	8,143,187	26
Other loans	67,319	1	77,831	1	117,135	—
Total average loans (1)	$31,634,608	80%	$30,336,626	78%	$25,346,290	81%
Liquidity management assets (2)	7,336,153	18	7,684,998	20	5,463,571	18
Other earning assets (3)	16,656	—	16,917	—	17,809	—
Total average earning assets	$39,810,325	100%	$38,744,243	100%	$31,207,540	100%
Total average assets	$42,962,844		$42,042,729		$33,954,592
Total average earning assets to total average assets		93%		92%		92%

(1)	Includes non-accrual loans.

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $822.9 million in the third quarter of 2020, compared to $705.7 million in the second quarter of 2020 and $379.9 million in the third quarter of 2019. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The increase in average balances compared to the prior year period was primarily the result of increased mortgage demand associated with historically low long-term interest rates.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $31.6 billion in the third quarter of 2020, increasing $6.3 billion, or 25%, from the third quarter of 2019 and $1.3 billion, or 17% on an annualized basis, from the second quarter of 2020. Combined, the commercial and commercial real estate loan categories comprised 64% of the average loan portfolio in the third quarter of 2020 as compared to 64% in the second quarter of 2020 and 61% in the third quarter of 2019. Growth realized in these aggregated categories for the third quarter of 2020 as compared to the sequential and prior year periods is primarily attributable to PPP lending, primarily during the second quarter of 2020, and increased business development efforts. Additionally, growth realized in the third quarter 2020 as compared to the third quarter 2019 was partially attributable to the acquisition of ROC, SBC and STC in 2019 and originations of PPP loans in 2020.

Home equity loan portfolio averaged $455.6 million in the third quarter of 2020, and decreased $63.3 million, or 12% from the average balance of $518.9 million in same period of 2019. The decrease in the home equity loan portfolio is primarily the result of borrowers preferring to finance through longer term, low rate mortgage loans. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.2 billion in the third quarter of 2020, and increased $126.7 million, or 12% from the average balance of $1.0 billion in same period of 2019. Additionally, compared to the quarter ended June 30, 2020, the average balance decreased $50.0 million, or 16% on an annualized basis. The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgage loans that have repricing terms generally ranging from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.

Average premium finance receivables totaled $9.6 billion in the third quarter of 2020, and accounted for 30% of the Company’s average total loans. The increase during the third quarter of 2020 compared to the third quarter of 2019 was the result of continued originations within the portfolio in part due to hardening insurance market conditions increasing the average size of new commercial insurance premium finance receivables to approximately $36,000 in the third quarter of 2020. Approximately $2.8 billion of premium finance receivables were originated in the third quarter of 2020 compared to $2.4 billion during the same period of 2019. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 43% and 57%, respectively, of the average total balance of premium finance receivables for the third quarter of 2020, and 43% and 57%, respectively, for the third quarter of 2019.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Total average loans for the first nine months of 2020 increased $5.0 billion or 21% over the previous year period. Similar to the quarterly discussion above, approximately $2.6 billion of this increase relates to the commercial portfolio (including PPP loans), $1.1 billion of this increase relates to the commercial real estate portfolio and $1.3 billion of this increase relates to the premium finance receivables portfolio.

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

Other earning assets. Other earning assets include brokerage customer receivables and trading account securities. In the normal course of business, Wintrust Investments' activities involve the execution, settlement, and financing of various securities transactions. Wintrust Investments customer securities activities are transacted on either a cash or margin basis. In margin transactions, Wintrust Investments, under an agreement with an out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customers’ accounts. In connection with these activities, Wintrust Investments executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose Wintrust Investments to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, Wintrust Investments under the agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations. Wintrust Investments seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Wintrust Investments monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2020		September 30, 2019
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$644,611	2%	$283,966	1%
Loans:
Commercial	$8,582,438	23%	$8,033,126	27%
Commercial - PPP	2,019,778	5	—	—
Commercial real estate	8,211,222	22	7,159,456	24
Home equity	477,672	1	528,867	2
Residential real estate	1,213,289	3	993,970	3
Premium finance receivables	9,069,770	24	7,772,016	26
Other loans	69,112	1	111,422	1
Total average loans(1)	$29,643,281	79%	$24,598,857	83%
Liquidity management assets (2)	7,112,651	19	4,916,099	16
Other earning assets (3)	17,576	—	15,722	—
Total average earning assets	$37,418,119	100%	$29,814,644	100%
Total average assets	$40,552,517		$32,418,875
Total average earning assets to total average assets		92%		92%

(1)	Includes non-accrual loans.

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(3)	Other earning assets include brokerage customer receivables and trading account securities.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2020		December 31, 2019		September 30, 2019
		% of		% of		% of
(In thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$12,276,999	39%	$8,285,920	31%	$8,195,602	32%
Commercial real estate	8,423,142	26	8,020,276	30	7,448,667	29
Home equity	446,274	1	513,066	2	512,303	2
Residential real estate	1,384,810	4	1,354,221	5	1,218,666	5
Premium finance receivables—commercial	4,060,144	13	3,442,027	13	3,449,950	13
Premium finance receivables—life insurance	5,488,832	17	5,074,602	19	4,795,496	19
Consumer and other	55,354	0	110,178	0	89,487	0
Total loans, net of unearned income	$32,135,555	100%	$26,800,290	100%	$25,710,171	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of September 30, 2020 and 2019:

	As of September 30, 2020			As of September 30, 2019
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other, excluding commercial PPP	$8,897,986	43.0%	$112,891	$8,195,602	52.4%	$73,127
Commercial PPP	3,379,013	16.3	3	—	—	—
Total commercial	$12,276,999	59.3%	$112,894	$8,195,602	52.4%	$73,127
Commercial Real Estate:
Construction and development	$1,333,149	6.4%	$77,126	$1,042,211	6.5%	$14,153
Non-construction	7,089,993	34.3	156,884	6,406,456	41.1	52,295
Total commercial real estate	$8,423,142	40.7%	$234,010	$7,448,667	47.6%	$66,448
Total commercial and commercial real estate	$20,700,141	100.0%	$346,904	$15,644,269	100.0%	$139,575

Commercial real estate - collateral location by state:
Illinois	$6,270,584	74.4%		$5,654,827	75.9%
Wisconsin	783,241	9.3		744,577	10.0
Total primary markets	$7,053,825	83.7%		$6,399,404	85.9%
Indiana	265,905	3.2		193,350	2.6
Florida	133,602	1.6		80,120	1.1
Arizona	79,086	0.9		62,657	0.8
California	82,852	1.0		67,999	0.9
Other	807,872	9.6		645,137	8.7
Total commercial real estate	$8,423,142	100.0%		$7,448,667	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. In addition, the Company has participated in PPP starting in the second quarter of 2020 as a result of COVID-19 disruption to the economy. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of the adoption of CECL and deterioration in macroeconomic conditions related to COVID-19, our allowance for credit losses in our commercial loan portfolio increased to $112.9 million as of September 30, 2020 compared to $73.1 million as of September 30, 2019.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 83.7% of our commercial real estate loan portfolio is located in this region as of September 30, 2020. We have been able to effectively manage our total non-performing commercial real estate loans. As of September 30, 2020, our allowance for credit losses related to this portfolio is $234.0 million compared to $66.4 million as of September 30, 2019. Similar to the commercial loan portfolio, the increase in the allowance for credit losses is primarily due to the adoption of CECL and deterioration in macroeconomic conditions related to COVID-19, specifically as seen in the Commercial Real Estate Price Index.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2020, our residential loan portfolio totaled $1.4 billion, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of September 30, 2020, $22.1 million of our residential real estate mortgages, or 1.6% of our residential real estate loan portfolio were classified as nonaccrual, no loans were 90 or more days past due and still accruing, $3.3 million were 30 to 89 days past due, or 0.2%, and $1.4 billion were current, or 98.2%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2020 and 2019 was $10.1 billion and $7.9 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the early buyout option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $240.9 million at September 30, 2020, compared to $106.0 million balance at September 30, 2019.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2020, approximately $973,000 of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $2.5 billion in commercial insurance premium finance receivables in the third quarter of 2020 as compared to $2.2 billion of originations in the third quarter of 2019. During the nine months ended September 30, 2020 and 2019, FIRST Insurance Funding and FIFC Canada originated approximately $7.4 billion and $6.2 billion, respectively, in commercial insurance premium finance receivables. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $315.4 million in life insurance premium finance receivables in the third quarter of 2020 as compared to $266.9 million of originations in the third quarter of 2019. During the nine months ended September 30, 2020 and 2019, Wintrust Life Finance originated approximately $960.6 million and $741.8 million, respectively, in life insurance premium finance receivables. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at September 30, 2020 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2020	One year or less	From one to five years	Over five years
(In thousands)				Total
Commercial
Fixed rate	$329,230	$1,831,547	$794,089	$2,954,866
Fixed rate - PPP	—	3,379,013	—	3,379,013
Variable rate	5,923,248	19,747	125	5,943,120
Total commercial	$6,252,478	$5,230,307	$794,214	$12,276,999
Commercial real estate
Fixed rate	601,275	2,093,741	399,264	3,094,280
Variable rate	5,291,887	36,975	—	5,328,862
Total commercial real estate	$5,893,162	$2,130,716	$399,264	$8,423,142
Home equity
Fixed rate	18,022	7,551	25	25,598
Variable rate	420,676	—	—	420,676
Total home equity	$438,698	$7,551	$25	$446,274
Residential real estate
Fixed rate	29,068	12,611	463,604	505,283
Variable rate	66,816	328,865	483,846	879,527
Total residential real estate	$95,884	$341,476	$947,450	$1,384,810
Premium finance receivables - commercial
Fixed rate	3,965,026	95,118	—	4,060,144
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$3,965,026	$95,118	$—	$4,060,144
Premium finance receivables - life insurance
Fixed rate	15,284	240,467	19,591	275,342
Variable rate	5,213,490	—	—	5,213,490
Total premium finance receivables - life insurance	$5,228,774	$240,467	$19,591	$5,488,832
Consumer and other
Fixed rate	28,297	5,831	1,501	35,629
Variable rate	19,725	—	—	19,725
Total consumer and other	$48,022	$5,831	$1,501	$55,354
Total per category
Fixed rate	4,986,202	4,286,866	1,678,074	10,951,142
Fixed rate - PPP	—	3,379,013	—	3,379,013
Variable rate	16,935,842	385,587	483,971	17,805,400
Total loans, net of unearned income	$21,922,044	$8,051,466	$2,162,045	$32,135,555
Variable Rate Loan Pricing by Index:
Prime				$2,254,870
One- month LIBOR				8,977,288
Three- month LIBOR				412,969
Twelve- month LIBOR				5,870,663
Other				289,610
Total variable rate				$17,805,400

Past Due Loans and Non-Performing Assets

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which our credit management personnel assigns a credit risk rating to each loan at the time of origination and review loans on a regular basis to determine each loan’s credit risk rating on a scale of 1 through 10 with higher scores indicating higher risk. The credit risk rating structure used is shown below:

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
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company maintains an internal loan review function as well as utilizes a third-party loan review provider to independently review a significant portion of the loan portfolio to evaluate the appropriateness of management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the Office of the Comptroller of the Currency ("OCC"), and are also reviewed by our internal audit staff.

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

Non-performing Assets

The following table sets forth the Company's non-performing assets and TDRs performing under the contractual terms of the loan agreement as of the dates shown. Prior to January 1, 2020, PCI loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. As a result of the implementation of CECL, beginning in the first quarter of 2020, PCI loans transitioned to a classification of PCD loans, which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loans is considered at the individual asset level following the Company's accrual policies, instead of based upon the entire pool of loans. Due to the first quarter of 2020 adoption of CECL, the Company included $28.1 million and $30.3 million in PCD loans in total non-performing loans as of September 30, 2020 and June 30, 2020, respectively.

(Dollars in thousands)	September 30, 2020	June 30, 2020	December 31, 2019	September 30, 2019
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$1,374	$—	$—
Commercial real estate	—	—	—	—
Home equity	—	—	—	—
Residential real estate	—	—	—	—
Premium finance receivables—commercial	12,177	35,638	11,517	10,612
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	175	156	163	53
Total loans past due greater than 90 days and still accruing	12,352	37,168	11,680	10,665
Non-accrual loans (2):
Commercial	42,036	42,882	37,224	43,931
Commercial real estate	68,815	64,557	26,113	21,557
Home equity	6,329	7,261	7,363	7,920
Residential real estate	22,069	19,529	13,797	13,447
Premium finance receivables—commercial	21,080	16,445	20,590	15,950
Premium finance receivables—life insurance	—	15	590	590
Consumer and other	422	427	231	224
Total non-accrual loans	160,751	151,116	105,908	103,619
Total non-performing loans(3):
Commercial	42,036	44,256	37,224	43,931
Commercial real estate	68,815	64,557	26,113	21,557
Home equity	6,329	7,261	7,363	7,920
Residential real estate	22,069	19,529	13,797	13,447
Premium finance receivables—commercial	33,257	52,083	32,107	26,562
Premium finance receivables—life insurance	—	15	590	590
Consumer and other	597	583	394	277
Total non-performing loans	$173,103	$188,284	$117,588	$114,284
Other real estate owned	2,891	2,409	5,208	8,584
Other real estate owned—from acquisitions	6,326	7,788	9,963	8,898
Other repossessed assets	—	—	4	257
Total non-performing assets	$182,320	$198,481	$132,763	$132,023
Accruing TDRs not included within non-performing assets	$46,410	$48,609	$36,725	$45,178
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.34%	0.37%	0.45%	0.54%
Commercial real estate	0.82	0.79	0.33	0.29
Home equity	1.42	1.56	1.44	1.55
Residential real estate	1.59	1.37	1.02	1.10
Premium finance receivables—commercial	0.82	1.30	0.93	0.77
Premium finance receivables—life insurance	—	0.00	0.01	0.01
Consumer and other	1.08	1.21	0.36	0.31
Total non-performing loans	0.54%	0.60%	0.44%	0.44%
Total non-performing assets, as a percentage of total assets	0.42%	0.46%	0.36%	0.38%
Allowance for loan losses as a percentage of total non-performing loans	188.30%	166.51%	133.37%	141.54%

(1)	As of the dates shown no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $ 32.1 million, $34.9 million, $27.1 million and $21.1 million as of September 30, 2020, June 30, 2020, December 31, 2019 and September 30, 2019, respectively.

(3)	Includes PCD loans. As a result of the adoption of ASU 2016-13, the Company transitioned all previously classified PCI loans to PCD loans effective January 1, 2020.

State emergency orders and pandemic delays on processing of return premiums, which serve as our collateral, contributed to the increase in 90 day past due premium finance receivables as of June 30, 2020. As many state emergency orders expired in the third quarter of 2020, many of the non-performing premium finance receivables were modified and returned to current as of September 30, 2020. Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb losses that are expected upon the ultimate resolution of these credits. While the ultimate effect of the COVID-19 pandemic on non-performing assets remains unknown, significant increases may occur in subsequent periods. Management will continue to actively review and monitor its loan portfolios, in an effort to identify problem credits in a timely manner. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at September 30, 2020 and June 30, 2020:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of September 30, 2020
(Dollars in thousands)
Loan Balances: (1)
Commercial
Commercial, industrial and other, excluding PPP loans	$42,036	$—	$2,168	$48,271	$8,805,511	$8,897,986
Commercial PPP loans	—	—	—	—	3,379,013	3,379,013
Commercial real estate
Construction and development	10,980	—	—	12,150	1,310,019	1,333,149
Non-construction	57,835	—	8,299	41,312	6,982,547	7,089,993
Home equity	6,329	—	70	1,148	438,727	446,274
Residential real estate	22,069	—	814	2,443	1,359,484	1,384,810
Premium finance receivables
Commercial insurance loans	21,080	12,177	7,495	18,839	4,000,553	4,060,144
Life insurance loans	—	—	30,791	61,893	5,396,148	5,488,832
Consumer and other	422	175	273	493	53,991	55,354
Total loans, net of unearned income	$160,751	$12,352	$49,910	$186,549	$31,725,993	$32,135,555

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
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

As of September 30, 2020, $49.9 million of all loans, or 0.2%, were 60 to 89 days (or two payments) past due and $186.5 million of all loans or 0.6%, were 30 to 59 days (or one payment) past due. As of June 30, 2020, $79.3 million of all loans or 0.3%, were 60 to 89 days (or two payments) past due and $166.4 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2020 that were current with regard to the contractual terms of the loan agreement represent 98.3% of the total home equity portfolio. Residential real estate loans at September 30, 2020 that were current with regards to the contractual terms of the loan agreements comprise 98.2% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2020	2019	2020	2019
Balance at beginning of period	$188,284	$113,447	$117,588	$113,234
Additions from becoming non-performing in the respective period	19,771	20,781	72,769	65,378
Additions from the adoption of ASU 2016-13	—	—	37,285	—
Return to performing status	(6,202)	(407)	(9,254)	(14,531)
Payments received	(3,733)	(16,326)	(22,883)	(25,788)
Transfer to OREO and other repossessed assets	(598)	(1,493)	(1,895)	(3,061)
Charge-offs	(6,583)	(6,984)	(22,018)	(27,793)
Net change for niche loans (1)	(17,836)	5,266	1,511	6,845
Balance at end of period	$173,103	$114,284	$173,103	$114,284

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for credit losses was appropriate at September 30, 2020, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Allowance for credit losses at beginning of period	$373,109	$161,901	$158,461	$154,164
Cumulative effect adjustment from the adoption of ASU 2016-13	—	—	47,344	—
Provision for credit losses	25,028	10,834	213,051	46,038
Other adjustments	55	(13)	24	(51)
Charge-offs:
Commercial	5,270	6,775	13,109	24,658
Commercial real estate	1,529	809	9,323	4,869
Home equity	138	1,594	1,378	2,372
Residential real estate	83	25	777	315
Premium finance receivables	4,640	1,866	11,258	9,085
Consumer and other	103	117	330	355
Total charge-offs	11,763	11,186	36,175	41,654
Recoveries:
Commercial	428	367	924	974
Commercial real estate	175	385	931	1,112
Home equity	111	183	451	313
Residential real estate	25	203	115	372
Premium finance receivables	1,720	563	3,663	1,853
Consumer and other	20	36	119	152
Total recoveries	2,479	1,737	6,203	4,776
Net charge-offs	(9,284)	(9,449)	(29,972)	(36,878)
Allowance for credit losses at period end	$388,908	$163,273	$388,908	$163,273
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.16%	0.31%	0.15%	0.39%
Commercial real estate	0.06	0.02	0.14	0.07
Home equity	0.02	1.08	0.26	0.52
Residential real estate	0.02	(0.07)	0.07	(0.01)
Premium finance receivables	0.12	0.15	0.11	0.12
Consumer and other	0.49	0.27	0.41	0.24
Total loans, net of unearned income	0.12%	0.15%	0.14%	0.20%
Net charge-offs as a percentage of the provision for credit losses	37.10%	87.22%	14.07%	80.10%
Loans at period-end	$32,135,555	$25,710,171
Allowance for loan losses as a percentage of loans at period end	1.01%	0.63%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	1.21	0.64
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end, excluding PPP loans	1.35	0.64
The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $62.9 million and $1.5 million as of September 30, 2020 and September 30, 2019, respectively.

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

Home Equity, Residential Real Estate and Consumer Loans

The determination of the appropriate allowance for credit losses for home equity, residential real estate and consumer loans differs from the process used for commercial and commercial real estate loans. These portfolios utilize the weighted-average remaining maturity ("WARM") methodology. The WARM methodology is an assumption-based approach that utilizes historical loss and prepayment information as the basis to estimate prepayment and credit adjusted contractual cash flows. The Company considers a qualitative factor to adjust historical information for current conditions and reasonable and supportable forecasts. The same credit risk rating system and Problem Loan Reporting systems are used. The only significant difference is in how the credit risk ratings are assigned to these loans.

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

Having determined the net value based on the factors such as those noted above and compared that value to the book value of the loan, the Company arrives at a charge-off amount or a specific reserve included in the allowance for credit losses. In summary, for collateral dependent loans, appraisals are used as the fair value starting point in the estimate of net value. Estimated costs to sell are deducted from the appraised value, when appropriate under current accounting rules, to arrive at the net appraised value.

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

TDRs

At September 30, 2020, the Company had $78.5 million in loans modified in TDRs. The $78.5 million in TDRs represents 291 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $83.5 million representing 278 credits at June 30, 2020 and increased from $66.3 million representing 230 credits at September 30, 2019.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was individually assessed when measuring the allowance for credit losses at September 30, 2020 and approximately $2.8 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at September 30, 2020, the Company was committed to lend an additional $1.1 million of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(In thousands)	2020	2020	2019
Accruing TDRs:
Commercial	$7,863	$5,338	$14,099
Commercial real estate	10,846	19,106	10,370
Residential real estate and other	27,701	24,165	20,709
Total accruing TDRs	$46,410	$48,609	$45,178
Non-accrual TDRs: (1)
Commercial	$13,132	$20,788	$7,451
Commercial real estate	13,601	8,545	7,673
Residential real estate and other	5,392	5,606	6,006
Total non-accrual TDRs	$32,125	$34,939	$21,130
Total TDRs:
Commercial	$20,995	$26,126	$21,550
Commercial real estate	24,447	27,651	18,043
Residential real estate and other	33,093	29,771	26,715
Total TDRs	$78,535	$83,548	$66,308

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of September 30, 2020 and September 30, 2019, and show the change in the balance during those periods:

Three Months Ended September 30, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$26,126	$27,651	$29,771	$83,548
Additions during the period	1,013	1,045	5,538	7,596
Reductions:
Charge-offs	(4,808)	(1,439)	(33)	(6,280)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	—	(866)	(866)
Payments received	(1,336)	(2,810)	(1,317)	(5,463)
Balance at period end	$20,995	$24,447	$33,093	$78,535

Three Months Ended September 30, 2019 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$37,773	$15,500	$22,728	$76,001
Additions during the period	3,526	5,192	4,878	13,596
Reductions:
Charge-offs	(3,983)	(215)	(35)	(4,233)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	(856)	—	(856)
Payments received	(15,766)	(1,578)	(856)	(18,200)
Balance at period end	$21,550	$18,043	$26,715	$66,308

Nine Months Ended September 30, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,739	$16,873	$28,224	$63,836
Additions during the period	10,046	19,180	11,184	40,410
Reductions:
Charge-offs	(4,808)	(7,508)	(419)	(12,735)
Transferred to OREO and other repossessed assets	—	—	(945)	(945)
Removal of TDR loan status (1)	—	—	(866)	(866)
Payments received	(2,982)	(4,098)	(4,085)	(11,165)
Balance at period end	$20,995	$24,447	$33,093	$78,535

Nine Months Ended September 30, 2019 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$36,319	$15,447	$14,336	$66,102
Additions during the period	24,910	6,768	15,126	46,804
Reductions:
Charge-offs	(19,590)	(342)	93	(19,839)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	(856)	—	(856)
Payments received	(20,089)	(2,974)	(2,840)	(25,903)
Balance at period end	$21,550	$18,043	$26,715	$66,308

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

On March 22, 2020, interagency guidance was issued titled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effect of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are generally insignificant. Modifications qualifying for the exemption from TDR classification totaled approximately $406.1 million as of September 30, 2020 compared to $1.7 billion as of June 30, 2020.

The table below presents a summary of all COVID-19 related modified loans, including those not qualifying for the exemption under Section 4013, as of September 30, 2020, presented by loan category and type of modification:

(in thousands)	Interest-only	Full Payment Deferral	Line Increases	Other	Total
Commercial	$133,005	$36,884	$29,136	$25,113	$224,138
Commercial real estate	89,215	50,516	—	18,690	158,421
Home equity	906	654	—	36	1,596
Residential real estate	—	7,618	—	—	7,618
Premium finance receivables	—	21,507	—	—	21,507
Consumer and other	—	17	136	11	164
Total loans, net of unearned income	$223,126	$117,196	$29,272	$43,850	$413,444

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance at beginning of period	$10,197	$19,837	$15,171	$24,820
Disposal/resolved	(1,532)	(4,501)	(6,937)	(9,656)
Transfers in at fair value, less costs to sell	777	3,008	1,731	4,786
Fair value adjustments	(225)	(862)	(748)	(2,468)
Balance at end of period	$9,217	$17,482	$9,217	$17,482

	Period End
(In thousands)	September 30, 2020	June 30, 2020	September 30, 2019
Residential real estate	$1,839	$1,382	$1,250
Residential real estate development	—	—	1,282
Commercial real estate	7,378	8,815	14,950
Total	$9,217	$10,197	$17,482

Deposits

Total deposits at September 30, 2020 were $35.8 billion, an increase of $7.1 billion, or 25%, compared to total deposits at September 30, 2019. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2020:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2020 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (1)
1-3 months	$671,229	1.37%
4-6 months	859,769	1.82
7-9 months	1,282,241	1.88
10-12 months	908,894	1.62
13-18 months	888,169	1.30
19-24 months	224,400	1.06
24+ months	231,593	1.24
Total	$5,066,295	1.59%

(1)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2020		June 30, 2020		September 30, 2019
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$9,988,769	28%	$9,607,528	27%	$6,776,786	24%
NOW and interest-bearing demand deposits	3,435,089	10	3,323,124	10	2,912,961	11
Wealth management deposits	4,329,300	12	4,380,996	13	2,888,817	10
Money market	9,332,668	26	8,727,966	25	6,956,755	25
Savings	3,419,586	10	3,394,480	10	2,837,039	10
Time certificates of deposit	4,900,839	14	5,104,701	15	5,590,228	20
Total average deposits	$35,406,251	100%	$34,538,795	100%	$27,962,586	100%

Total average deposits for the third quarter of 2020 were $35.4 billion, an increase of $7.4 billion, or 27%, from the third quarter of 2019. The increase in average deposits is primarily attributable to the various acquisitions and branch openings along with additional deposits related to PPP lending and organic growth of retail deposits.

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

	September 30,		December 31,
(Dollars in thousands)	2020	2019	2019	2018	2017
Total deposits	$35,844,422	$28,710,379	$30,107,138	$26,094,678	$23,183,347
Brokered deposits	2,293,328	1,212,335	1,011,404	1,071,562	1,445,306
Brokered deposits as a percentage of total deposits	6.4%	4.2%	3.4%	4.1%	6.2%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(In thousands)	2020	2020	2019
FHLB advances	$1,228,421	$1,214,375	$574,833
Other borrowings:
Notes payable	112,345	141,316	133,720
Short-term borrowings	7,784	9,881	9,969
Secured borrowings	326,964	276,030	225,730
Other	65,694	66,123	46,881
Total other borrowings	$512,787	$493,350	$416,300
Subordinated notes	436,323	436,226	436,041
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$2,431,097	$2,397,517	$1,680,740
FHLB advances provide the banks with access to fixed rate funds that are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $1.2 billion at September 30, 2020, compared to $1.2 billion at June 30, 2020 and $574.8 million at September 30, 2019.

Notes payable balances as of September 30, 2020 and December 31, 2019 represent the balances on our $200.0 million loan agreement with unaffiliated banks consisting of a $50.0 million revolving credit facility and a $150.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At September 30, 2020 and December 31, 2019, the Company had a balance under the term facility of $107.1 million and $123.1 million, respectively. The Company was contractually required to borrow the entire amount of the term facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At September 30, 2020, the Company had no outstanding balance under the Revolving Credit Facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $8.0 million at September 30, 2020 compared to $8.5 million at June 30, 2020 and $9.7 million at September 30, 2019. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. In May 2020, the unrelated third party paid an additional C$100 million, which increased the total payments to C$420 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $315.1 million at September 30, 2020 compared to $309.1 million at June 30, 2020 and $211.4 million at September 30, 2019. At September 30, 2020, the interest rate of the Canadian Secured Borrowing was 1.2647%. The remaining balance within secured borrowings at September 30, 2020 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other borrowings at September 30, 2020 include a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by three office buildings owned by the Company. At September 30, 2020, the Fixed-Rate Promissory Note had a balance of $65.5 million compared to $66.0 million at June 30, 2020 and $46.8 million at September 30, 2019. Under the Fixed-Rate Promissory Note, the Company makes monthly principal payments and pays interest at a fixed rate until maturity. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025.

At September 30, 2020, the Company had outstanding subordinated notes totaling $436.4 million compared to $436.3 million and $436.0 million outstanding at June 30, 2020 and September 30, 2019, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized costs paid related to the different issuances of such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of September 30, 2020, June 30, 2020 and September 30, 2019. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to 11 trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At September 30, 2020, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	September 30, 2020	June 30, 2020	September 30, 2019
Tier 1 leverage ratio	8.2%	8.1%	8.8%
Risk-based capital ratios:
Tier 1 capital ratio	10.2	10.1	9.7
Common equity tier 1 capital ratio	9.0	8.8	9.3
Total capital ratio	12.9	12.8	12.4
Other ratio:
Total average equity-to-total average assets(1)	9.4	9.3	10.3

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D and Series E preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April and July of 2020, the Company declared a quarterly cash dividend of $0.28 per common share. In January, April, July and October of 2019, the Company declared a quarterly cash dividend of $0.25 per common share.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, such as the impacts of the COVID-19 pandemic, and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A, of this Form 10-Q, and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•
the severity, magnitude and duration of the COVID-19 pandemic and the direct and indirect impact of such pandemic, as well as responses to the pandemic by the government, businesses and consumers, on our operations and personnel, commercial activity and demand across our business and our customers’ businesses;

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

•
a prolonged period of near zero interest rates and potentially negative interest rates, either broadly or for some types of instruments, which may affect the Company’s net interest income and net interest margin, and which could materially adversely affect the Company’s profitability;

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2020, June 30, 2020 and September 30, 2019 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2020	23.4%	10.9%	(8.1)%
June 30, 2020	25.9	12.6	(8.3)
September 30, 2019	20.7	10.5	(11.9)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2020	10.7%	5.2%	(3.5)%
June 30, 2020	13.0	6.7	(3.2)
September 30, 2019	10.1	5.2	(5.6)

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

During the first nine months of 2020 and 2019, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2020 and 2019.

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
On October 2, 2018, Lehman Holdings asked the court for permission to amend its complaints against Wintrust Mortgage and the other defendants to add loans allegedly purchased from the defendants and sold to various RMBS trusts. The court granted this request and allowed Lehman Holdings to assert the additional claims against existing defendants as a supplemental complaint. Lehman Holdings filed its supplemental complaint against Wintrust Mortgage on December 4, 2018. Wintrust Mortgage filed its response to the supplemental complaint on May 13, 2019. On October 5, 2020, Wintrust Mortgage and Lehman Holdings executed a settlement agreement to resolve the dispute for an amount that is immaterial to the company’s results of operations or financial condition. On October 15, 2020, the court entered an order dismissing the entire suit against Wintrust Mortgage with prejudice.
Wintrust Mortgage Matter
On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit in the Superior Court of Los Angeles County, California against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage filed its response to the complaint on February 25, 2019. On November 1, 2019, the plaintiff’s counsel filed a letter with the California Department of Labor advising that it was initiating an action under California’s Private Attorney General Act statute based on the same alleged violations. In November 2019, the parties reached a settlement agreement. The parties executed a settlement agreement and on February 26, 2020, plaintiff moved the court for approval. A hearing on the motion to approve settlement was originally set for June 16, 2020, but the court continued the motion to September 8, 2020. On September 8, 2020, the court requested the parties make certain changes to the settlement agreement that were immaterial the parties’ settlement terms. The parties have revised the settlement agreement consistent with the court’s recommendations and have submitted the revised settlement agreement to the court for its approval. The court has set a hearing date for approval of the settlement to January 27, 2021. The Company has reserved an amount for this proposed settlement that is immaterial to its results of operations or financial condition.

Northbrook Bank Matter
On October 17, 2018, two individual plaintiffs filed suit in the Circuit Court of Cook County, Illinois against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen. Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which the court granted on March 5, 2019. On April 3, 2019, Plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank did not believe the amended complaint cured the pleading defects recognized by the court and filed a motion to dismiss the Amended Complaint on May 17, 2019. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook again moved to dismiss the complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs filed an appeal on December 2, 2019. This appeal was fully briefed. On September 4, 2020, the Appellate Court for the First District of Illinois remanded the case back to the trial court for lack of appellate jurisdiction because the trial court did not dismiss the suit against defendant Moumen and plaintiffs did not obtain the trial court’s consent for immediate appeal of the dismissal order against Northbrook Bank. The claims against Northbrook Bank remain dismissed with prejudice. Northbrook Bank believes plaintiffs’ allegations are legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

Wintrust Bank Matter

On April 30, 2020, A.D. Sims LLC on behalf of itself and other similarly situated plaintiffs filed suit in the federal district court for the Northern District of Illinois against Wintrust Financial Corporation, Wintrust Bank, N.A., Bank of America, N.A., Cross River Bank, and an additional 4,971 named and unnamed defendants alleging the defendant financial institutions’ failure to pay agent fees on loans issued by them under the federal CARES Act’s Payroll Protection Program (“PPP”). Plaintiffs allege the collective damages could exceed $3.8 billion and have asked the court to require the defendants to establish, on a pro rata basis, a fund which could be used to pay agent fees due. Plaintiffs voluntarily dismissed Wintrust Financial Corporation as a defendant in this suit on June 29, 2020. Plaintiffs’ attorneys filed similar actions across the country and moved the federal panel for Multi-District Litigation ("MDL") to consolidate these PPP Agent Fee class actions before a single MDL judge. This motion was heard on July 30, 2020 and on August 5, 2020, the MDL panel denied the plaintiffs’ motion. On September 28, 2020, the class defendants filed an omnibus motion to dismiss the lawsuit. Wintrust Bank believes plaintiffs’ allegations are legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

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

On March 27, 2020, President Trump signed the CARES Act into law, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Company’s banks are participating in the PPP as lenders. As of September 30, 2020, we have originated approximately 12,000 PPP loans with a carrying balance totaling approximately $3.4 billion.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. Prior to the temporary suspension of our repurchase activity in the second quarter of 2020, we had repurchased $37.1 million in common stock, leaving $87.9 million in authorized repurchases remaining. Our Board has authorized resumption of repurchases of our common stock under the share repurchase program. Future repurchases will be subject to market conditions, liquidity and regulatory requirements.

Item 6: Exhibits:

(a)	Exhibits

10.1*
Second Amendment, dated as of September 15, 2020, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2020).

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Wintrust agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	November 6, 2020	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)