Form 10-K
period 2020-12-31
WINTRUST FINANCIAL CORP
filed 2021-02-26
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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
6.875% Fixed-Rate Non-Cumulative Perpetual Series E Preferred Stock, no par value
Securities registered pursuant to Section 12(g) of the Act:
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $43.62, as reported by the NASDAQ Global Select Market, was $2,490,791,184.

As of February 22, 2021, the registrant had 56,891,238 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 27, 2021 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $45.1 billion as of December 31, 2020. We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area, southern Wisconsin and northwest Indiana (“our market area”) through our fifteen wholly-owned-banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank & Trust Company, N.A. (“Barrington Bank”). In addition, we provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through FIRST Insurance Funding, a division of our wholly-owned subsidiary Lake Forest Bank & Trust Company, N.A. (“Lake Forest Bank”), and Wintrust Life Finance, a division of Lake Forest Bank, and in Canada through our premium finance company, First Insurance Funding of Canada (“FIFC Canada”), lease financing and other direct leasing opportunities through our wholly-owned subsidiary, Wintrust Asset Finance, Inc. (“Wintrust Asset Finance”), and short-term accounts receivable financing and outsourced administrative services through our wholly-owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). Further, we provide a full range of wealth management services primarily to customers in our market area through four separate subsidiaries, The Chicago Trust Company, N.A. (“CTC”), Wintrust Investments, LLC (“Wintrust Investments”), Great Lakes Advisors, LLC (“Great Lakes Advisors”) and Chicago Deferred Exchange Company, LLC (“CDEC”).

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

As of December 31, 2020, we owned fifteen nationally chartered banks: Lake Forest Bank, Barrington Bank, Wintrust Bank, N.A. (“Wintrust Bank”), Libertyville Bank & Trust Company, N.A. (“Libertyville Bank”), Northbrook Bank & Trust Company, N.A. (“Northbrook Bank”), Village Bank & Trust, N.A. (“Village Bank”), Wheaton Bank & Trust Company, N.A. (“Wheaton Bank”), State Bank of the Lakes, N.A., Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”), Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”), Hinsdale Bank & Trust Company, N.A. (“Hinsdale Bank”), St. Charles Bank & Trust Company, N.A. (“St. Charles Bank”) and Town Bank, N.A. (“Town Bank”). As of December 31, 2020, we had 181 banking locations. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (“OCC”).

We also engage in the retail origination and purchase of residential mortgages through Wintrust Mortgage as well as consumer direct lending primarily to veterans through our Veterans First brand. Certain originated loans are sold to unaffiliated companies or the Company's banks with servicing remaining within Wintrust Mortgage operations. Wintrust Mortgage maintains retail mortgage offices in a number of states, with the largest concentration located in the Chicago, Minneapolis, Salt Lake City and Los Angeles metropolitan areas.

We also offer several niche lending products through several of the banks. These include Barrington Bank's Community Advantage program, which provides lending, deposit and cash management services to condominium, homeowner and community associations; Hinsdale Bank's mortgage warehouse lending program, which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area; and Lake Forest Bank's franchise lending program, which provides lending to restaurant franchisees. Other niches offered throughout our banking franchise include Wintrust Commercial Finance, which offers direct leasing opportunities; Wintrust Business Credit, which specializes in asset-based lending for middle-market companies; Wintrust SBA Lending, which is dedicated to offering expertise in Small Business Administration loans; Wintrust Commercial Real Estate, which concentrates on real estate lending solutions including commercial mortgages and construction loans; and Wintrust Government, Non-Profit & Hospital, which focuses on financial solutions for mission-based organizations such as hospitals, non-profits, educational institutions and local government operations. In addition, we offer a niche deposit service through our Northbrook Bank's Funds Group.

For the years ended December 31, 2020, 2019 and 2018, the community banking segment had net revenues of $1.3 billion, $1.1 billion and $1.0 billion, respectively, and net income of $164 million, $238 million and $241 million, respectively. The community banking segment had total assets of $36.8 billion, $29.6 billion and $25.4 billion as of December 31, 2020, 2019 and 2018, respectively. The community banking segment accounted for approximately 76% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2020.

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

The commercial and property premium finance business is subject to regulation in the majority of states. Regulation typically governs notices to borrowers prior to cancellation of a policy and required communication to insurance agents and insurance companies. FIRST Insurance Funding offers financing of commercial insurance policies in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.  FIRST Insurance Funding’s legal department regularly monitors changes to regulations and updates policies and programs accordingly.

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

Premium finance loans made by FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however one of the insurers represents approximately 14% of such balances, and two additional insurers represent approximately 6% and 5% each of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of Wintrust Life Finance's life insurance premium finance policies provide for an event of default and allow Wintrust Life Finance to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIRST Insurance Funding or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Through our wholly-owned subsidiary Wintrust Asset Finance, we provide equipment financing through structured loan and lease products to customers in a variety of industries throughout the United States. Wintrust Asset Finance provides financing of fixed assets consisting of property, plant and equipment, transportation (trucks, trailers, rail, marine, buses), construction, manufacturing equipment, technology, oil and gas, restaurant equipment, medical and healthcare. As of December 31, 2020, the Company’s leasing portfolio, including capital leases, loans and equipment on operating leases, totaled $2.1 billion compared to $1.6 billion as of December 31, 2019. During 2020, Wintrust Asset Finance contributed approximately $62.0 million to our revenue, which does not reflect intersegment eliminations.

Through our wholly-owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2020, Tricom processed payrolls with associated client billings of approximately $549 million and contributed approximately $9.8 million to our revenue, net of interest expense, which does not reflect intersegment eliminations.

In 2020, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 42%, 31%, 23% and 4%, respectively, of the total revenues of our specialty finance business. For the years ended December 31, 2020, 2019 and 2018 the specialty finance segment had net revenues of $263 million, $241 million and $203 million, respectively, and net income of $100 million, $89 million and $82 million, respectively. The specialty finance segment had total assets of $7.0 billion, $5.9 billion and $5.1 billion as of December 31, 2020, 2019 and 2018, respectively. The specialty finance segment accounted for 16% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2020.

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

CDEC, our provider of tax-deferred like-kind exchange services, provides Qualified Intermediary services (as defined by U.S. Treasury regulations) for taxpayers seeking to structure tax-deferred like-kind exchanges under Internal Revenue Code (“IRC”) Section 1031. Under IRC Section 1031, a taxpayer may defer the gain on the sale of certain investment property if the taxpayer utilizes the services of a Qualified Intermediary. These transactions typically generate customer deposits during the period following the sale of the property until such proceeds are used to purchase a replacement property.  These deposits may flow into our banks as a source of low-cost deposits. CDEC is the subsidiary of Elektra Holding Company, LLC (“Elektra”), which was acquired by the Company in December of 2018.

As of December 31, 2020, the Company’s wealth management subsidiaries had approximately $30.1 billion of assets under administration, which included $3.5 billion of assets owned by the Company and its subsidiary banks. For the years ended December 31, 2020, 2019 and 2018, the wealth management segment had net revenues of $134 million, $130 million and $109 million, respectively, and net income of $29 million, $28 million and $20 million, respectively. The wealth management segment had total assets of $1.3 billion, $1.1 billion and $733 million as of December 31, 2020, 2019 and 2018, respectively. The wealth management segment accounted for 8% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2020.

Strategy and Competition

The Company has employed certain strategies since 2013 to achieve strong net income amid an environment characterized by low interest rates and increased competition. In general, the Company has taken a steady and measured approach to grow strategically and manage expenses. Specifically, the Company has:

•Leveraged its internal loan pipeline and external growth opportunities to grow earnings assets to increase net interest income;
•Continued efforts to reduce interest costs by improving our funding mix;
•Written call option contracts on certain securities as an economic hedge to mitigate overall interest rate risk and enhance the securities’ overall return by using fees generated from these options;
•Entered into mirror-image swap transactions to both satisfy customer preferences and maintain variable rate exposure;
•Completed strategic acquisitions to expand our presence in existing and complimentary markets;

•Focused on cost control and leveraging our current infrastructure to grow without a commensurate increase in operating expenses; and
•Expanded the Wintrust Asset Finance direct leasing niche.

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

As a $45 billion asset financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. We continue to add lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital-raising capabilities.

Management views service as a great equalizer to offset some of the inherent advantages of its significantly larger competitors. We also believe we are positioned to compete effectively with other larger and more diversified banks, bank holding companies and other financial services companies due to the multi-chartered approach that pushes accountability for building a franchise and a high level of customer service down to each of our banking franchises. Additionally, we believe that we provide a relatively complete portfolio of products that is responsive to the majority of our customers’ needs through the retail and commercial operations supplied by our banks, and through our mortgage and wealth management operations. The breadth of our product mix allows us to compete effectively with our larger competitors, while our multi-chartered approach with local and accountable management provides for what we believe is superior customer service relative to our larger and more centralized competitors. We continue to grow our digital service offerings while maintaining our expectations of high quality, more traditional banking services.

Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, on-going investor push-backs, enhanced regulatory guidance and the promise of equal oversight for both banks and independent lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage’s size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation make the firm well positioned to compete in this environment. We continue to increase the amount of loans sold with servicing retained, including those loans sold to the Company’s banks with servicing remaining within Wintrust Mortgage operations. While earnings will fluctuate with the rise and fall of long-term interest rates, we expect that mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.

We continue to review our branch footprint and in 2020, the Company opened one new branch location in the Chicago metropolitan area. In January 2021, the Company announced the sale of three branches in southwestern Wisconsin. Also, the Company has initiated plans to close an additional 10 branches. These are predominantly smaller locations in close proximity to other Wintrust locations. As such, we do not expect any material attrition or customer disruption. We expect the noted branches to close prior to the end of the second quarter of 2021 and the branch sale in Wisconsin to close in the second quarter of 2021. In the fourth quarter of 2020, we recorded an impairment charge of $1.4 million associated with the closing of the 10 locations. Collectively, the reduction of 13 locations represents approximately 7% of the Wintrust retail banking locations. It is important to note that while we see increased use of electronic services and are investing heavily in digital capabilities to allow clients to choose how they want to be served, Wintrust will continue to selectively open branches in areas where we are not represented.

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

Supervision and Regulation

Regulatory Environment

Our business is heavily regulated by both federal and state agencies. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. We expect that our business will remain subject to extensive regulation and supervision. Further, it is possible that the scope of regulation and supervision will be higher in the Biden Administration.

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

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to regulation, supervision, and examination by the Federal Reserve. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of NASDAQ that apply to companies with securities listed on the NASDAQ Global Select Market. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the OCC. The deposits of all of our subsidiary banks are insured by the Deposit Insurance Fund (“DIF”) and, as such, the FDIC has additional oversight authority over the banks. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, the DIF, and the banking system as a whole, rather than shareholders of banks and bank holding companies, and in some instances may be contrary to shareholders’ interests.

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

In June 2020, the five regulatory agencies again modified the Volcker Rule, effective October 1, 2020. These modifications permit banking entities to engage in certain fund activities, expand permissible transactions with covered funds, reduce extraterritorial effects on foreign funds, and clarify the Volcker Rule. These requirements are not expected to have a material impact on the Company’s investing and trading activities. The Company will continue to monitor the Volcker Rule-related developments and assess their impact on its operations as necessary.

Capital Requirements of the Company and Subsidiary Banks

We and our subsidiary banks are required to maintain minimum risk-based and leverage capital ratios, as well as a capital conservation buffer (“Capital Conservation Buffer”), pursuant to regulations adopted by the Federal Reserve and the OCC to implement the Basel III capital framework (“U.S. Basel III Rule”).

Regulatory Capital and Risk-weighted Assets

Regulatory capital requirements apply to Common Equity Tier 1 capital, Tier 1 capital and total capital.

•Common Equity Tier 1 capital consists primarily of common stock and related surplus (net of treasury stock), retained earnings, and certain minority interests, subject to certain regulatory adjustments. For us and our subsidiary banks, Common Equity Tier 1 capital does not include most elements of accumulated other comprehensive income (“AOCI”) because we exercised an opt-out election that was available to us with respect to certain changes in the capital treatment of AOCI. We made this election to avoid variations in the level of our capital depending on fluctuations in the fair value of our securities and derivatives portfolio.
•Tier 1 capital is composed of Common Equity Tier 1 capital and Additional Tier 1 capital. Additional Tier 1 capital consists primarily of non-cumulative perpetual preferred stock and related surplus, certain minority interests and, subject to certain regulatory limits, certain grandfathered cumulative perpetual preferred stock and certain grandfathered trust preferred securities.
•Total capital is composed of Tier 1 capital and Tier 2 capital. Tier 2 capital consists primarily of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, certain trust preferred securities and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets (“RWAs”) and, for institutions that have exercised the opt-out election regarding the treatment of AOCI up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.

Certain adjustments to and deductions from capital are required for purposes of calculating these regulatory capital measures, including with respect to goodwill, intangible assets, certain deferred tax assets, AOCI and investments in the capital instruments of unconsolidated financial institutions. In July 2019, the U.S. bank regulators finalized changes to certain aspects of the U.S. Basel III capital rules that simplified, for certain bank holding companies and banks, including us and our subsidiary banks, the framework for capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital. These amendments were effective as of April 1, 2020. The final rule also supersedes the transition rule that the U.S. bank regulators adopted in 2017 to allow certain banking organizations to continue to apply the transition treatment in effect in 2017 while the U.S. bank regulators considered the capital simplification proposals.

In addition, in December 2018, the U.S. federal banking agencies finalized rules that permit BHCs and banks to phase in, for regulatory capital purposes, the day-one impact of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326) (“CECL”) on retained earnings over a period of three years. In response to the COVID-19 pandemic, in 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published another final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period. For further discussion of the new CECL accounting standard, including the Company's implementation of such guidance, see “Summary of Critical Accounting Policies” under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 2 “Recent Accounting Pronouncements,” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

Capital Ratio Requirements

Under the U.S. Basel III Rule, we and our subsidiary banks are required to maintain the following minimum capital ratios:

•Common Equity Tier 1 capital to RWAs ratio (“Common Equity Tier 1 Capital Ratio”) of 4.5%;
•Tier 1 capital to RWAs ratio (“Tier 1 Capital Ratio”) of 6.0%;
•Total capital to RWAs ratio (“Total Capital Ratio”) of 8.0%; and
•Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions) ratio (“Tier 1 Leverage Ratio”) of 4.0%.

To be well-capitalized, our subsidiary banks must maintain the following capital ratios:

•Common Equity Tier 1 Capital Ratio of 6.5% or greater;
•Tier 1 Capital Ratio of 8.0% or greater;
•Total Capital Ratio of 10.0% or greater; and
•Tier 1 Leverage Ratio of 5.0% or greater.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Capital Ratio of 6.0% or greater and a Total Capital Ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2020 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including us, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

In addition to meeting the minimum capital requirements, under the U.S. Basel III Rule, we and our banking subsidiaries must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is 2.5% and is calculated as a ratio of Common Equity Tier 1 capital to RWAs and it effectively increases the required minimum risk-based capital ratios. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer.

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

As of December 31, 2020, our Company's and our subsidiary banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer. Based on current estimates, we believe that we and our subsidiary banks will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer. Please refer to the table below for a summary of our regulatory capital ratios as of December 31, 2020, calculated using the regulatory capital methodology applicable to us during 2020.

	Company Regulatory Capital Ratios
	Minimum Regulatory Capital Ratio for the Company	Minimum Ratio + Capital Conservation Buffer(1)	Well-Capitalized Minimum for the Company(2)	The Company
Common Equity Tier 1 Capital Ratio	4.50%	7.00%	N/A	8.8%
Tier 1 Capital Ratio	6.00	8.50	6.00	10.0
Total Capital Ratio	8.00	10.50	10.00	12.6
Tier 1 Leverage Ratio	4.00	N/A	N/A	8.1
(1)Reflects the Capital Conservation Buffer of 2.50%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2020 would exceed such revised well-capitalized standard.

In addition to the above, as a result of participation in mortgage programs with certain government-sponsored entities as well as other investors, the Company has specific net worth requirements for continued participation. As of December 31, 2020, the Company remained in compliance with such requirements.

Liquidity Requirements

Large financial firms are subject to the Liquidity Coverage Ratio (“LCR”) rule, which requires them to meet certain liquidity measures by holding an adequate amount of unencumbered high-quality liquid assets, such as Treasury securities and other sovereign debt. In addition, in October 2020, the federal banking agencies finalized the Net Stable Funding Ratio (“NSFR”) rule, which requires large financial firms to meet certain net stable funding measures by funding themselves with adequate amounts of medium- and long-term funding.

In October 2019, the federal banking agencies finalized a rule that, among other things, increased the asset thresholds at which large financial firms would be subject to the LCR and the NSFR. We and our subsidiary banks are not subject to the LCR or the NSFR. Instead, monitoring of the Company’s and our banking subsidiaries’ liquidity is addressed as a supervisory matter by our federal and state banking regulators, without required formulaic measures set by regulation.

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

As of December 31, 2020, each of the Company’s banks was categorized as “well-capitalized” and, in addition, met additional requirements under the Capital Conservation Buffer.

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

Insurance of Deposit Accounts

The deposits of each of our subsidiary banks are insured by the Depositors Insurance Fund (“DIF”) up to the standard maximum deposit insurance amount of $250,000 per depositor. Each of our subsidiary banks is subject to deposit insurance assessments based on the risk it poses to the DIF, as determined by the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. Until September 30, 2018, insured depository institutions with total consolidated assets of $10 billion or more were required to pay an assessment surcharge. None of our bank subsidiaries were subject to this surcharge. However, there is a risk that our subsidiary banks’ deposit insurance premiums will increase if failures of insured depository institutions deplete the DIF or if the FDIC were to change its view of the risk that they pose to the DIF.

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

As of June 30, 2020, the DIF reserve ratio fell to 1.30%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed 1.35% within eight years. The FDIC’s restoration plan projects the reserve ratio to exceed 1.35% without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years. The FDIC could increase the deposit insurance assessments for certain insured depository institutions, including our subsidiary banks, if the DIF reserve ratio is not restored as projected.

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

In May 2020, the OCC finalized amendments to its CRA rules, which apply to national banks, including our subsidiary banks. The OCC’s final rule clarifies and expands the types of activities that qualify for positive CRA consideration, updates how banks determine assessment areas in which they are evaluated, establishes objective performance standards to evaluate CRA performance and imposes more comprehensive CRA-related data collection and reporting requirements. Our subsidiary banks must comply with most of these amended requirements by January 1, 2023 or January 1, 2024, as applicable.

The FDIC and Federal Reserve are also in the process of proposing amendments to their respective CRA rules. While FDIC and Federal Reserve CRA rules do not apply to our subsidiary banks, future rulemaking to harmonize the CRA rules of the three federal banking agencies could result in changes to CRA requirements applicable to national banks, including our subsidiary banks.

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

Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•the federal Truth-In-Lending Act and Regulation Z issued by the CFPB, governing disclosures of credit terms to consumer borrowers;
•The Real Estate Settlement Procedures Act and Regulation X issued by the CFPB, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•the Home Mortgage Disclosure Act and Regulation C issued by the CFPB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•the Equal Credit Opportunity Act and Regulation B issued by the CFPB, prohibiting discrimination on the basis of various prohibited factors in extending credit;
•the Fair Credit Reporting Act and Regulation V issued by the CFPB, governing the use and provision of information to consumer reporting agencies;
•the Fair Debt Collection Practices Act and Regulation F issued by the CFPB, governing the manner in which consumer debts may be collected by collection agencies;
•the Service Members Civil Relief Act, applying to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limiting the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability; and
•the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations are subject to, among others:

•the Truth in Savings Act and Regulation DD issued by the CFPB, which require disclosure of deposit terms to consumers;
•Regulation CC issued by the Federal Reserve Board, which relates to the availability of deposit funds to consumers;
•the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•the Electronic Fund Transfer Act and Regulation E issued by the CFPB, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

There are consumer protection standards that apply to functional areas of operation rather than applying only to loan or deposit products. Our subsidiary banks and some other operating subsidiaries are also subject to certain state laws and regulations designed to protect consumers.

The CFPB has promulgated, and continues to promulgate, many mortgage-related final rules since it was established under the Dodd-Frank Act, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages. Most of the provisions of these mortgage-related final rules are currently effective. In addition, several proposed revisions to mortgage-related rules are pending finalization. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company.

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

In January 2021, the OCC released a final rule that would require certain OCC-supervised banks to provide access to services, capital, and credit based on their risk assessment of individual customers, rather than broad-based decisions affecting whole categories or classes of customers, which includes requiring banks to make each financial service they offer available to all persons in the geographic market served by them on proportionally equal terms. The rule is scheduled to take effect on April 1, 2021. However, the OCC announced that the next confirmed Comptroller of the Currency will review the final rule, and its future remains uncertain.

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

The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and USA PATRIOT Act impose on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology, and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

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

Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act (“CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to information that is collected, processed, sold or disclosed pursuant to the GLB Act. California voters also recently passed the California Privacy Rights Act, which will take effect on January 1, 2023 and significantly modifies the CCPA. The California Privacy Rights Act imposes additional obligations on covered companies and expands California consumers’ rights with respect to certain sensitive personal information, resulting in further uncertainty and potentially requiring us to incur additional costs and expenses in an effort to comply with these requirements.

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

In December 2020, the Federal Reserve, OCC and FDIC issued a notice of proposed rulemaking that, among other things, would require a banking organization to notify its primary federal regulators within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States.

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

In June 2019, the SEC finalized Regulation Best Interest, which imposes a new standard of conduct on SEC-registered broker-dealers when making recommendations to retail customers. In addition, the SEC finalized a new summary disclosure form that broker-dealers and registered investment advisers must provide to retail customers. Wintrust Investments and Great Lakes Advisors were required to comply with these requirements, as applicable, as of June 2020.

Incentive Compensation

The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations, such as us and our subsidiary banks, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including us and our subsidiary banks, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. A proposed rule was issued in 2016. Also pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. It is unclear when, if ever, the proposed rules will be finalized. The Biden Administration may revisit these proposals.

Human Capital Resources

Since its formation, Wintrust has held the objective of aiming to differentiate itself by offering customers a highly-personalized banking experience, through staff that is warm, friendly, and responsive. Wintrust expects each of its employees to embody that original mission by serving as brand ambassadors each day, within each community served by our banks and other business units.

Workforce Overview

As of December 31, 2020, Wintrust employed 5,364 people inside the US and Canada. Approximately 95% of Wintrust’s employees are classified as full-time working greater than 30 hours per week. We typically experience year-over-year growth in employee count and in 2020 added another 183 employees. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Talent Recruiting and Retention

At Wintrust we recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. In 2020, Wintrust filled approximately 1,035 positions, including external hires, internal transfers/promotions, and temporary hires. In 2020, approximately 54% of our new hires self-identified as female and approximately 34% of new hires self-identified as a racial or ethnic minority. Wintrust promotes an employee referral program, which we believe favorably affects colleague retention and engagement. Turnover for the entire Wintrust enterprise for the year was approximately 17% and voluntary turnover accounted for approximately 14%.

Wintrust offers total rewards packages that are that are designed to attract, motivate and retain a talented and diverse group of employees. In addition to competitive, performance-based compensation plans, we provide employees with comprehensive benefits packages. Wintrust consistently monitors and adapts its total rewards program design to reflect both market changes and employee feedback.

Diversity & Inclusion

Wintrust strives to promote a diverse and inclusive culture where each employee can be successful. Women currently represent more than 58% of Wintrust’s workforce. In addition, ethnically diverse representation in Wintrust’s workforce is approximately 32%. To further advance diversity and inclusion across Wintrust, we have taken the following steps:

•Each year since 2018 senior executives from across the enterprise attend Wintrust’s Executive Diversity Forum to obtain inclusive leadership continuing education and to assess progress toward goals in this area.
•Nearly 10% of Wintrust’s employees have registered as members of inclusion-focused Business Resource Groups, which include a Co-Ed Leadership Coalition, the Multicultural Professionals Network, and Career Navigation.
•Formal Diversity & Inclusion Business Unit Action Plans document key goals and effective effort for advancing diversity and inclusion across each bank charter and specialty business.
•Wintrust maintains strategic external partnerships to expand reach into diverse talent pools and enhance diverse representation in an increasingly multicultural marketplace.

Learning & Development

We are committed to providing all team members with development opportunities through individual and career development planning. Our employees have access to approximately 500 Banking topics, 150 Professional Skills topics and 400 customized training courses and resources through Wintrust University – our learning portal. In 2020, Wintrust invested more than 88,000 total hours in training by team members.

We routinely identify and recognize talented employees by performing comprehensive reviews of leadership capability, readiness, aspiration and succession planning. To support the development of our internal talent pipeline, we’ve invested in a number of programs to support the development of future leaders and additional training for senior leaders with strategic accountability, including “Retail Bank Training” and “IRA Boot Camps”. To support the development of future leaders, we offer “The Fundamentals of Wintrust Leadership” for newly minted leaders, and “Winning at Wintrust” for senior leaders with strategic accountability.

Annually, Wintrust team members at all levels certify their completion of regulatory training based upon their roles and responsibilities. They also are encouraged to complete a minimum of two professional development activities each year.

Pandemic Worker Health & Safety Efforts

Initiatives undertaken to keep our employees safe in the midst of the COVID-19 pandemic include:

•Immediately shifted nearly all of our non-worksite essential staff to work remote.
•Modified banking operations and branch staffing levels to limit close person-to-person contact where possible. In addition to temporarily closing some branch lobbies and switching to drive-thru only service, retail employees were scheduled for bi-weekly rotational shifts. Employees were paid full wages even while home on rotational schedules. Retail employees were paid an hourly premium for all on-site hours worked while stay at home hours were in effect.
•Provided an additional 80 hours of emergency paid sick time to employees to cover absences for illness, quarantine, and care of family members.
•Offered new telemedicine services through a third-party vendor for COVID-19 symptoms and illness.
•Covered the full cost of COVID-19 testing for all employees and family members enrolled in Wintrust’s health benefits.
•Made at-home COVID-19 test kits available to limit employees’ need to leave their homes for testing.
•Enhanced childcare benefits for employees to improve work-life balance.
•Enhanced employee assistance program offerings and resources designed to help employees deal with COVID-19 related mental health issues.
•Implemented new safety protocols, signage and distributed personal protective equipment (“PPE”) kits to all locations.
•Implemented comprehensive employee communications program regarding COVID-19 related matters.
•Provided enhanced manager and employee resources relating to remote work environment.
•Deployed daily health attestations for all employees reporting to branch locations and offices.
•Made HVAC system enhancements to provide for improved air quality via upgraded filtration media and increased air circulation.
•Deployed photohydroionization or electrostatic sanitization air purification technology at designated locations when appropriate under the circumstances.

Available Information

The Company’s Internet address is www.wintrust.com. The Company makes available at this address, under the “Investor Relations” tab, free of charge, its Annual Report on Form 10-K, its annual reports to shareholders, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available on the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

Risk Factors Summary

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities. This summary does not contain all of the information provided in the detailed discussion of risks that follows this summary and should be read together with such detailed discussion.

Risks Related to Economic Conditions and Operating Environment
•Includes risks related to the COVID-19 pandemic, deterioration in economic conditions and economic declines in the Chicago metropolitan and southern Wisconsin market areas, since our business is concentrated in these regions.

Risks Related to Competition and Reputation
•Includes risks related to our ability to compete effectively, damage to our reputation, consumers deciding not to use banks to complete their financial transactions and the impact on us from the soundness of other financial institutions.

Risks Related to Growth and Acquisitions
•Includes risks related to our ability to identify favorable acquisitions or successfully integrate our acquisitions, our participation in FDIC-assisted acquisitions, new lines of business and new products and services and de novo operations that often involve significant expenses and delayed returns.

Legal and Regulatory Risks
•Includes risks related to our ability to meet regulatory capital ratios, changes in the United States’ monetary policy, legislative and regulatory actions taken now or in the future regarding the financial services industry, financial reform legislation and increased regulatory rigor around consumer protection mortgage-related issues, federal, state and local consumer lending laws that may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans, regulatory initiatives regarding bank capital requirements that may require heightened capital, any increase in our FDIC insurance premiums, any non-compliance with the USA PATRIOT Act, BSA or other laws and regulations, claims and legal actions, examinations and challenges by tax authorities, changes in federal and state tax laws and changes in the interpretation of existing laws, changes in accounting policies or accounting standards and changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs.

Risks Related to Lending Operations
•Includes risks related to our allowance for credit losses and sufficiency to absorb losses that may occur in our loan portfolio, litigation from the banks’ customers or other parties regarding the banks’ processing of loans for the SBA Paycheck Protection Program (“PPP”) and that the SBA may not fund some or all PPP loan guaranties, the repayment of commercial loans which are largely dependent upon the financial success and economic viability of the borrower, our loan portfolio being secured by real estate, in particular commercial real estate, events impacting collateral consisting of real property, any inaccurate assumptions in our analytical and forecasting models and environmental liability risk associated with lending activities.

Risks Related to Our Niche Businesses
•Includes risks related to our premium finance business, which may involve a higher risk of delinquency or collection than our other lending operations, widespread financial difficulties or credit downgrades among commercial and life insurance providers and exposure to certain risks associated with the securities industry.

Risks Related to Financial Strength and Liquidity
•Includes risks related to changes in prevailing interest rates, our liquidity position, an actual or perceived reduction in our financial strength, our credit rating, capital not being available when it is needed or the cost of that capital being very high, disruption in the financial markets, being a bank holding company and therefore being limited in sources of funds, including to pay dividends, and uncertainty about the future of LIBOR.

Risks Related to General Operations
•Includes risks related to our controls and procedures, our operational or security systems or infrastructure, or those of third parties, security risks (including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion and data corruption attempts), the failures of vendors, cybersecurity risks associated with debit cards and debit card transactions, the accuracy and completeness of information we receive about our customers and counterparties to make credit decisions, our ability to attract and retain experienced and qualified personnel, losses incurred in connection with actual or projected repurchases and indemnification payments related to mortgages that we have sold into the secondary market and the occurrence of extraordinary events, such as acts of war, terrorist attacks, natural disasters and public health threats.

Risks Related to Ownership of Our Common Stock
•Anti-takeover provisions could negatively impact our shareholders.

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

Risks Related to Economic Conditions and Operating Environment

The COVID-19 pandemic is adversely affecting us and our customers, employees and third-party service providers, and the adverse impact on our business, financial condition, results of operations and cash flows could be material.

The COVID-19 pandemic has negatively impacted us and many of our customers, and could continue to affect significantly more households and businesses in our geographic area as well as the overall domestic and global economy. U.S. federal, state and foreign governments have taken actions to address the pandemic, including travel bans, school and business closures and “shelter in place” orders. Despite the partial lifting of some of these measures in some of the states in our geographic footprint and the initial distribution of vaccines, the fluctuations in cases in the United States means that it remains unknown if any of these measures will be reinstated and when there will be a return to normal economic activity. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to loss of revenues and a rapid increase in unemployment, material decreases in business valuations, disruption of global supply chains, market downturns and volatility, changes in consumer behavior and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. These changes may have a significant adverse effect on the markets in which we conduct our business, the demand for our products and services, and our ability to operate in the normal course. All of our three primary business segments: community banking, specialty finance and wealth management, have been uniquely impacted and we expect will continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve. In addition, the COVID-19 pandemic may have the effect of heightening the other risks described in this Item 1A.

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

Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of the pandemic or when normal economic and operating conditions will resume. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the virus’s impact on the domestic and global economy. Accordingly, the extent to which the COVID-19 pandemic may affect our business, financial condition, results of operations and cash flows (including without limitation our liquidity, regulatory capital ratios and credit ratings) is highly uncertain, unpredictable and depends on factors including, among other things, new information that may emerge regarding the COVID-19 pandemic, the duration and severity of the pandemic, the availability and efficacy of vaccines and responses to the pandemic by the government, businesses and consumers.

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

As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Any economic deterioration from current levels or slowing of current economic activity could lead to an increase in loan charge-offs and negatively affect consumer confidence as well as the level of business activity. Net charge-offs totaled $40.3 million in 2020 from $49.5 million in 2019. Our balance of non-performing loans and other real estate owned (“OREO”) was $127.5 million and $16.6 million, respectively, at December 31, 2020 compared to $117.6 million and $15.2 million, respectively, at December 31, 2019. Deterioration in the economy, real estate markets or increased unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have made to them, decrease the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to Competition and Reputation

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•the ability to develop, maintain and build upon long-term customer relationships based on top quality service and high ethical standards;
•the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•the ability to expand our market position;
•the ability to uphold our reputation in the marketplace;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service; and
•industry and general economic trends.

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

In addition, increased focus on environmental, social and governance (“ESG”) issues, including without limitation the impact of climate change, could damage our reputation or prospects if customers, prospective customers, investors or third parties assigning ESG ratings to the Company are of the opinion that the Company’s practices, including without limitation our lending practices, are not sufficiently robust from an ESG perspective.

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

Risks Related to Growth and Acquisitions

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

(1)potential exposure to unknown or contingent liabilities or asset quality issues of the target company;
(2)failure to adequately estimate the level of loan losses at the target company;
(3)difficulty and expense of integrating the operations and personnel of the target company;
(4)potential disruption to our business, including diversion of our management's time and attention;
(5)the possible loss of key employees and customers of the target company;

(6)difficulty in estimating the value of the target company; and
(7)potential changes in banking or tax laws or regulations that may affect the target company.

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

Legal and Regulatory Risks

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

For a discussion of risks associated with the Federal Reserve lowering its target for the federal funds rate to near zero in response to the economic consequences of the COVID-19 pandemic, see the above risk factor “Changes in prevailing interest rates could adversely affect our net interest income, which is our largest source of income.” We cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on our activities and financial results.

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

In addition, we expect that the Biden Administration and the Democratically-controlled Congress will seek to implement a regulatory reform agenda that is significantly different than that of the Trump Administration. This reform agenda could include a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. At this time, we are unable to assess which, if any of these policies, would be implemented and what their impact on the Company's business, financial condition or results of operations would be.

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

In the wake of the mortgage crisis of 2007-2008, the CFPB and federal and state banking agencies are closely examining the mortgage and mortgage servicing activities of depository financial institutions. Should these or other agencies have serious concerns with respect to our operations in this regard, the effect of such concerns could have a material adverse effect on our profits.

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

The federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, and given the changing economic and political environment and ongoing budgetary pressures, the enactment of further new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, credits and exemptions may have a material adverse effect on our business, financial condition and results of operations.

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

There continues to be discussion and dialogue in the U.S. government regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service debt. This in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. It is also unclear what changes, if any, to U.S. trade policy will be made by the new Biden Administration and new Congress.

On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal, the United States-Mexico-Canada Agreement (“USMCA”) to replace the North American Free Trade Agreement. On January 29, 2020, then-President Trump signed the USMCA into law. The full impact of the USMCA on us, our customers and on the economic conditions in the markets in which we operate is currently unknown. Changes to the terms upon which the United States, Mexico and Canada trade could negatively affect our customers or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

Risks Related to Lending Operations

If our allowance for credit losses is not sufficient to absorb losses that may occur in our loan portfolio, our financial condition and liquidity could suffer.

We maintain an allowance for credit losses that is intended to absorb expected lifetime credit losses related to our loan portfolio, off-balance sheet credit exposures and held-to-maturity debt securities portfolio. At each balance sheet date, our management determines the amount of the allowance for credit losses based on our estimate of expected credit losses over the life of the related asset with consideration of historical credit losses, current economic conditions and reasonable and supportable forecasts.

Because our allowance for credit losses represents an estimate of lifetime losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolios, particularly if there are changes in expectations of general economic or market conditions, or events that adversely affect specific customers. In 2020, we charged off $40.3 million in loans (net of recoveries) and increased our allowance for credit losses from $158.5 million at December 31, 2019 to $380.0 million at December 31, 2020. The increase in allowance for credit losses in 2020 was primarily the result of the adoption of CECL as of January 1, 2020 and in response to deterioration in macroeconomic conditions subsequent to that date related to COVID-19. Our allowance for loan and unfunded lending-related commitment losses represents 1.18% and 0.59% of total loans outstanding at December 31, 2020 and 2019, respectively.

Although we believe our allowance for credits losses is adequate to absorb estimated credit losses in our loan portfolio, if our estimates are inaccurate and our actual credit losses exceed the amount that is anticipated, or if the forecasts and assumptions used in calculating our reserves are significantly different from those we actually experience, our financial condition and liquidity could be materially adversely affected.

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

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The SBA expanded this program in January 2021 to allow eligible companies that obtained loans through the first round of PPP to obtain additional loans, as well as allow eligible companies that had not yet obtained a loan under the PPP to do so. The Company’s banks are participating in the PPP as lenders. From March 27, 2020 through the end of 2020, we have originated over 12,000 PPP loans with a carrying balance totaling approximately $3.4 billion. As of December 31, 2020, the carrying balance of such loans was reduced to approximately $2.7 billion primarily resulting from forgiveness by the SBA. The initial PPP program expired on August 8, 2020 but has been renewed. Our subsidiary banks are participating in the subsequent rounds of PPP loans.

Due to the short timeframe between the passing of the CARES Act and the launch of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP. Subsequent rounds of legislation and associated agency guidance have not provided necessary clarity and have created potential additional inconsistencies and ambiguities. Accordingly, the Company is exposed to financial, regulatory and other risks relating to compliance with the PPP requirements.

Additionally, since the launch of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, as well as litigation regarding the alleged nonpayment of fees that may be due to certain agents who facilitated PPP loan applications. Although many of these lawsuits have subsequently been dismissed, the Company and the banks may be exposed to the risk of litigation, from both customers and non-customers that approached the banks regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or its banks and is not resolved in a manner favorable to the Company or the banks, it may result in significant financial liability or adversely affect the Company’s reputation. The Company and one of its banks were named as defendants in a putative class action, which has been dismissed with prejudice, regarding the alleged nonpayment of agency fees. See Note 20, “Commitments and Contingencies," in the Notes to Consolidated Financial Statements for more information.

Regardless of outcome, litigation can be costly and divert the Company’s attention and resources. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, banks face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the PPP loans are guaranteed by the SBA, various regulatory requirements will apply to banks’ ability to seek recourse under the guarantees, and related procedures are currently subject to uncertainty.

Participating banks also have credit risk with respect to PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the banks, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which a PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

A significant portion of our loan portfolio is comprised of commercial loans, the repayment of which is largely dependent upon the financial success and economic viability of the borrower.

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy weakens for a prolonged period or experiences deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Excluding PPP loans that include a guarantee from the SBA, our commercial loan portfolio totaled $9.2 billion or 29% of our total loan portfolio, at December 31, 2020, compared to $8.3 billion, or 31% of our total loan portfolio, at December 31, 2019.

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

As of both December 31, 2020 and 2019, approximately 36% and 39%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties, including the Chicago metropolitan area and southern Wisconsin, in which a majority of our real estate loans are concentrated. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through FIRST Insurance Funding and Wintrust Life Finance, respectively, and financing for the payment of commercial insurance premiums in Canada through our wholly-owned subsidiary, FIFC Canada. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2020, we had $4.1 billion of commercial insurance premium finance loans outstanding, of which $3.4 billion related to the Company's U.S. operations at FIRST Insurance Funding and $616.4 million related to the Company's Canadian operations at FIFC Canada. Together, these loans represented 13% of our total loan portfolio as of such date.

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

While FIRST Insurance Funding and Wintrust Life Finance are licensed as required and carefully monitor compliance with regulation of each of their businesses, there can be no assurance that either will not be negatively impacted by material changes in the regulatory environment. FIFC Canada is not required to be licensed in most provinces of Canada, but there can be no assurance that future regulations which impact the business of FIFC Canada will not be enacted.

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

FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however one of the insurers represents approximately 14% of such balances, and two additional insurers represent approximately 6% and 5% each of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada can mitigate its risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

Our wealth management business in general, and Wintrust Investments’ brokerage operation, in particular, exposes us to certain risks associated with the securities industry.

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

Risks Related to Financial Strength and Liquidity

Changes in prevailing interest rates could adversely affect our net interest income, which is our largest source of income.

We are exposed to interest rate risk in our core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $1.0 billion and $1.1 billion for the years ended December 31, 2020 and 2019, respectively.

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

In response to the economic consequences of the COVID-19 pandemic, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25%. Such low rates increase the risk of a negative interest rate environment in the U.S. in which interest rates drop below zero, either broadly or for some types of instruments. For example, yields on one-month and three-month Treasuries briefly dropped below zero in March 2020. Such an occurrence would likely further reduce the interest we earn on loans and other earning assets, while also likely requiring us to pay to maintain our deposits with the Federal Reserve Bank. Our systems may not be able to handle adequately a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. We cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on our activities and financial results.

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $2.3 million, $3.7 million and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful or that we will be successful in implementing any new mitigation strategies necessary to address the current rising interest rate environment. In addition, transactions entered into as part of mitigation strategies employed to mitigate risks associated with a prolonged low interest rate environment could be less beneficial or result in losses if interest rates continue to rise.

Our liquidity position may be negatively impacted if economic conditions do not improve or if they decline.

Liquidity is a measure of whether our cash flows and liquid assets are sufficient to satisfy current and future financial obligations, such as demand for loans, deposit withdrawals and operating costs. Our liquidity position is affected by a number of factors, including the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments that we have issued, capital we inject into our bank subsidiaries, proceeds we raise through the issuance of securities, our ability to draw upon our revolving credit facility and dividends received from our banking subsidiaries. Our future liquidity position may be adversely affected by multiple factors, including:

•if our banking subsidiaries report net losses or their earnings are weak relative to our cash flow needs;
•if it is necessary for us to make capital injections to our banking subsidiaries;
•if changes in regulations require us to maintain a greater level of capital, as more fully described below;
•if we are unable to access our revolving credit facility due to a failure to satisfy financial and other covenants; or
•if we are unable to raise additional capital on terms that are satisfactory to us.

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

Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2020, approximately 96% of the Company's available-for-sale debt securities and equity securities with a readily determinable fair value were categorized in level 1 or 2 of the fair value hierarchy (meaning that their fair values were determined by unadjusted quoted prices in active markets for identical assets, quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of available-for-sale debt securities and unrealized losses of equity securities with a readily determinable fair value recognized in earnings, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.

The remaining securities in our available-for-sale debt securities and equity securities with a readily determinable fair value portfolios were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2020, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

There can be no assurance that decline in market value of available-for-sale debt securities and equity securities with a readily determinable fair value associated with these disruptions will not result in credit or permanent impairments, and unrealized losses, respectively, of these assets, which would lead to accounting charges which could have a material negative effect on our business, financial condition and results of operations.

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

On November 30, 2020 the ICE Benchmark Administration, the administrator of LIBOR, announced it will consult on its intention to cease publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. Therefore, it is expected that publication of all U.S. dollar LIBORs will cease to exist after June 30, 2023. In addition, the U.S. federal banking agencies issued a statement in November 2020 encouraging banks to transition away from U.S. dollar LIBOR as soon as practicable and to stop entering into new contracts that use U.S. dollar LIBOR by December 31, 2021.

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

Risks Related to General Operations

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

Risks Related to Ownership of Our Common Stock

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois as well as additional nearby corporate office locations at 9701 W. Higgins Road, Rosemont, Illinois and 9801 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago and at 731 N. Jackson Street in downtown Milwaukee. The Company’s community banking segment operates through 181 banking facilities, the majority of which are owned. The Company owns 229 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area, southern Wisconsin and northwest Indiana as well as one banking location in Naples, Florida. Excess space in certain properties is leased to third parties. Wintrust Mortgage, also of our banking segment, is headquartered in our corporate headquarters in Rosemont, Illinois and has 39 locations in 10 states, all of which are leased, as well as office locations at several of our banks.

The Company’s wealth management subsidiaries have one locations in downtown Chicago, one in Appleton, Wisconsin, and one in Tampa, Florida, all of which are leased, as well as office locations at several of our banks. FIRST Insurance Funding and Wintrust Life Finance have one location in Northbrook, Illinois which is owned and locations at 231 S. LaSalle Street in downtown Chicago, Newark, New Jersey, Long Island, New York and Newport Beach, California, all of which are leased. FIFC Canada has three locations in Canada that are leased, located in Toronto, Ontario; Wainwright, Alberta; and Vancouver, British Columbia. Wintrust Asset Finance is located in our corporate headquarters in Rosemont, Illinois and has locations in Frisco, Texas, Mishawaka, Indiana, and Irvine, California, all of which are leased. Tricom has one location in Menomonee Falls, Wisconsin which is owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 20, “Commitments and Contingencies”.

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

Total Return Performance
Index Value
200
180
160
140
120
100
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/2020
Period Ending
Wintrust Financial Corporation
NASDAQ - Total US
NASDAQ - Bank Index

	2015	2016	2017	2018	2019	2020
Wintrust Financial Corporation	100.00	151.04	172.74	140.68	152.17	134.26
NASDAQ — Total US	100.00	113.01	137.17	129.71	170.14	206.32
NASDAQ — Bank Index	100.00	126.54	149.82	125.25	171.82	149.83

Approximate Number of Equity Security Holders

As of February 9, 2021, there were approximately 1,643 shareholders of record of the Company’s common stock.

Dividends on Common Stock

The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve a semi-annual dividend until quarterly dividends were approved starting in 2014. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of the Company's Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), the terms of the Company’s Non-Cumulative Perpetual Preferred Stock, Series E (the “Series E Preferred Stock”), the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on September 18, 2018, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold.

The following is a summary of the cash dividends paid in 2020 and 2019:

Record Date	Payable Date	Dividend per Share
November 12, 2020	November 27, 2020	$0.28
August 6, 2020	August 20, 2020	$0.28
May 7, 2020	May 21, 2020	$0.28
February 6, 2020	February 20, 2020	$0.28
November 7, 2019	November 21, 2019	$0.25
August 8, 2019	August 22, 2019	$0.25
May 9, 2019	May 23, 2019	$0.25
February 7, 2019	February 21, 2019	$0.25

On January 28, 2021, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.31 per share of outstanding common stock. The dividend was paid on February 25, 2021 to shareholders of record as of February 11, 2021.

The final determination of timing, amount and payment of dividends is at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The Company's and the banks’ ability to pay dividends is subject to banking laws, regulations and policies. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2020, 2019 and 2018, the banks and certain wealth management subsidiaries paid $253.0 million, $139.0 million and $111.0 million, respectively, in dividends to the Company.

Reference is also made to Note 19 to the Consolidated Financial Statements, and “Liquidity and Capital Resources” contained in Item 7 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Issuer Purchases of Equity Securities

On October 24, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $125 million of its outstanding shares of common stock. In 2020, the Company repurchased approximately $92.1 million of the Company's common stock on the open market.

The table below provides information of such repurchases by month in 2020.

Month Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2020 to January 31, 2020	139,494	$63.96	138,089	$116,096
February 1, 2020 to February 29, 2020	452,378	64.19	438,380	87,884
March 1, 2020 to March 31, 2020	—	—	—	87,884
April 1, 2020 to April 30, 2020	—	—	—	87,884
May 1, 2020 to May 31, 2020	—	—	—	87,884
June 1, 2020 to June 30, 2020	—	—	—	87,884
July 1, 2020 to July 31, 2020	—	—	—	87,884
August 1, 2020 to August 31, 2020	—	—	—	87,884
September 1, 2020 to September 30, 2020	—	—	—	87,884
October 1, 2020 to October 31, 2020	—	—	—	87,884
November 1, 2020 to November 30, 2020	550,776	55.00	550,776	57,594
December 1, 2020 to December 31, 2020	432,067	58.29	423,374	32,944
Total	1,574,715	$59.33	1,550,619	$32,944

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Selected Financial Condition Data (at end of year):
Total assets	$45,080,768	$36,620,583	$31,244,849	$27,915,970	$25,668,553
Total loans, excluding loans held-for-sale and covered loans	32,079,073	26,800,290	23,820,691	21,640,797	19,703,172
Total deposits	37,092,651	30,107,138	26,094,678	23,183,347	21,658,632
Junior subordinated debentures	253,566	253,566	253,566	253,566	253,566
Total shareholders’ equity	4,115,995	3,691,250	3,267,570	2,976,939	2,695,617
Selected Statements of Income Data:
Net interest income	$1,039,907	$1,054,919	$964,903	$832,076	$722,193
Net revenue (1)	1,644,096	1,462,091	1,321,053	1,151,582	1,047,623
Net income	292,990	355,697	343,166	257,682	206,875
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	604,001	533,965	494,965	419,765	365,938
Net income per common share – Basic	4.72	6.11	5.95	4.53	3.83
Net income per common share – Diluted	4.68	6.03	5.86	4.40	3.66
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin	2.72%	3.45%	3.59%	3.41%	3.24%
Net interest margin - fully taxable equivalent (non-GAAP) (2)	2.73	3.47	3.61	3.44	3.26
Non-interest income to average assets	1.46	1.23	1.23	1.21	1.34
Non-interest expense to average assets	2.51	2.79	2.85	2.78	2.81
Net overhead ratio (3)	1.05	1.57	1.62	1.56	1.47
Return on average assets	0.71	1.07	1.18	0.98	0.85
Return on average common equity	7.50	10.41	11.26	9.26	8.37
Return on average tangible common equity (non-GAAP) (2)	9.54	13.22	13.95	11.63	10.90
Average total assets	$41,371,339	$33,232,083	$29,028,420	$26,369,702	$24,292,231
Average total shareholders’ equity	3,926,688	3,461,535	3,098,740	2,842,081	2,549,929
Average loans to average deposits ratio (excluding covered loans)	88.8%	91.4%	93.7%	92.7%	90.9%
Average loans to average deposits ratio (including covered loans)	88.8	91.4	93.7	92.9	91.4
Common Share Data at end of year:
Market price per common share	$61.09	$70.90	$66.49	$82.37	$72.57
Book value per common share (2)	65.24	61.68	55.71	50.96	47.12
Tangible book value per common share (non-GAAP) (2)	53.23	49.70	44.67	41.68	37.08
Common shares outstanding	56,769,625	57,821,891	56,407,558	55,965,207	51,880,540
Other Data at end of year: (5)
Tier 1 leverage ratio	8.1%	8.7%	9.1%	9.3%	8.9%
Tier 1 capital ratio	10.0	9.6	9.7	9.9	9.7
Common Equity Tier 1 capital ratio	8.8	9.2	9.3	9.4	8.6
Total capital ratio	12.6	12.2	11.6	12.0	11.9
Allowance for credit losses (4)	$379,969	$158,461	$154,164	$139,174	$123,964
Non-performing loans	127,513	117,588	113,234	90,162	87,454
Allowance for loan and unfunded lending-related commitment losses to total loans, excluding covered loans	1.18%	0.59%	0.65%	0.64%	0.63%
Non-performing loans to total loans, excluding covered loans	0.40	0.44	0.48	0.42	0.44
Number of:
Bank subsidiaries	15	15	15	15	15
Banking offices	181	187	167	157	155
(1)Net revenue includes net interest income and non-interest income.
(2)See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures/Ratios,” for a reconciliation of this performance measure/ratio to GAAP.
(3)The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.
(4)The allowance for credit losses includes both the allowance for loan losses and the allowance for unfunded lending-related commitments, but excludes the allowance for covered loan losses. Effective January 1, 2020, the allowance for credit losses also includes the allowance for investment securities as a result of the adoption of Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses.
(5)Asset quality ratios exclude covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors and uncertainties, including those discussed in the Risk Factors and summary thereof disclosed under Item 1A of this Annual Report on 10-K and in any of the Company’s subsequent SEC filings.

Therefore, there can be no assurances that future actual results will correspond to any forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events after the date of this Annual Report on Form 10-K. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2020. The detailed financial discussion focuses on 2020 results compared to 2019. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Annual Report on Form 10-K.

For a discussion of 2019 results compared to 2018, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Wintrust Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			Percentage % or Basis Point (bp) Change	Percentage % or Basis Point (bp) Change
(Dollars in thousands, except per share data)	2020	2019	2018	2019 to 2020	2018 to 2019
Net income	$292,990	$355,697	$343,166	(18)%	4%
Pre-tax income, excluding provision for credit losses(non- GAAP) (2)	604,001	533,965	494,965	13	8
Net income per common share — Diluted	4.68	6.03	5.86	(22)	3
Net revenue (1)	1,644,096	1,462,091	1,321,053	12	11
Net interest income	1,039,907	1,054,919	964,903	(1)	9
Net interest margin	2.72%	3.45%	3.59%	(73) bp	(14) bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	2.73	3.47	3.61	(74)	(14)
Net overhead ratio (3)	1.05	1.57	1.62	(52)	(5)
Return on average assets	0.71	1.07	1.18	(36)	(11)
Return on average common equity	7.50	10.41	11.26	(291)	(85)
Return on average tangible common equity (non-GAAP) (2)	9.54	13.22	13.95	(368)	(73)
At end of period
Total assets	$45,080,768	$36,620,583	$31,244,849	23%	17%
Total loans, excluding loans held-for-sale	32,079,073	26,800,290	23,820,691	20	13
Total deposits	37,092,651	30,107,138	26,094,678	23	15
Total shareholders’ equity	4,115,995	3,691,250	3,267,570	12	13
Book value per common share (2)	65.24	61.68	55.71	6	11
Tangible book value per common share (non-GAAP) (2)	53.23	49.70	44.67	7	11
Market price per common share	61.09	70.90	66.49	(14)	7
Allowance for loan and unfunded lending-related commitment losses to total loans	1.18%	0.59%	0.65%	59 bp	(6) bp
Non-performing loans to total loans	0.40	0.44	0.48	(4)	(4)
(1)Net revenue is net interest income plus non-interest income.
(2)See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.
(3)The net overhead ratio is calculated by netting total non-interest expense and total non-interest income and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

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

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Management considers pre-tax income, excluding provision for credit losses, as a useful measurement of the Company's core net income.

The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures for the last five years.

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2020	2019	2018	2017	2016
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$1,293,020	$1,385,142	$1,170,810	$946,468	$812,457
Taxable-equivalent adjustment:
-Loans	2,241	3,935	3,403	3,760	2,282
-Liquidity management assets	2,165	2,280	2,258	3,713	3,630
-Other earning assets	9	9	11	14	40
(B) Interest Income (non-GAAP)	$1,297,435	$1,391,366	$1,176,482	$953,955	$818,409
(C) Interest Expense (GAAP)	253,113	330,223	205,907	114,392	90,264
(D) Net Interest Income (GAAP) (A minus C)	1,039,907	1,054,919	964,903	832,076	722,193
(E) Net interest Income (non-GAAP) (B minus C)	1,044,322	1,061,143	970,575	839,563	728,145
Net interest margin (GAAP)	2.72%	3.45%	3.59%	3.41%	3.24%
Net interest margin, fully taxable equivalent (non-GAAP)	2.73	3.47	3.61	3.44	3.26

(F) Non-interest income	$604,189	$407,172	$356,150	$319,506	$325,430
(G) (Losses) gains on investment securities, net	(1,926)	3,525	(2,898)	45	7,645
(H) Non-interest expense	1,040,095	928,126	826,088	731,817	681,685
Efficiency ratio (H/(D+F-G))	63.19%	63.63%	62.40%	63.55%	65.55%
Efficiency ratio (non-GAAP) (H/(E+F-G))	63.02	63.36	62.13	63.14	65.18

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders' equity (GAAP)	$4,115,995	$3,691,250	$3,267,570	$2,976,939	$2,695,617
(I) Less: Convertible preferred stock (GAAP)	—	—	—	—	(126,257)
Less: Non-convertible preferred stock (GAAP)	(412,500)	(125,000)	(125,000)	(125,000)	(125,000)
Less: Goodwill and other intangible assets (GAAP)	(681,747)	(692,277)	(622,565)	(519,505)	(520,438)
(J) Total tangible common shareholders’ equity (non-GAAP)	$3,021,748	$2,873,973	$2,520,005	$2,332,434	$1,923,922
(K) Total assets (GAAP)	$45,080,768	$36,620,583	$31,244,849	$27,915,970	$25,668,553
Less: Goodwill and other intangible assets (GAAP)	(681,747)	(692,277)	(622,565)	(519,505)	(520,438)
(L) Total tangible assets (non-GAAP)	$44,399,021	$35,928,306	$30,622,284	$27,396,465	$25,148,115
Common equity to assets ratio (GAAP) (M/K)	8.2%	9.7%	10.1%	10.2%	9.5%
Tangible common equity ratio (non-GAAP) (J/L)	6.8	8.0	8.2	8.5	7.7
Tangible common equity ratio, assuming full conversion of preferred stock (non-GAAP) ((J-I)/L)	6.8	8.0	8.2	8.5	8.2

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity (GAAP)	$4,115,995	$3,691,250	$3,267,570	$2,976,939	$2,695,617
Less: Preferred stock (GAAP)	(412,500)	(125,000)	(125,000)	(125,000)	(251,257)
(M) Total common equity	$3,703,495	$3,566,250	$3,142,570	$2,851,939	$2,444,360
(N) Actual common shares outstanding	56,770	57,822	56,408	55,965	51,881
Book value per common share (M/N)	$65.24	$61.68	$55.71	$50.96	$47.12
Tangible book value per common share (Non-GAAP) (J/N)	53.23	49.70	44.67	41.68	37.08

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(O) Net income applicable to common shares	$271,613	$347,497	$334,966	$247,904	$192,362
Add: Intangible asset amortization	11,018	11,844	4,571	4,401	4,789
Less: Tax effect of intangible asset amortization	(2,732)	(3,068)	(1,164)	(1,494)	(1,803)
After-tax intangible asset amortization	8,286	8,776	3,407	2,907	2,986
(P) Tangible net income applicable to common shares (non-GAAP)	$279,899	$356,273	$338,373	$250,811	$195,348
Total average shareholders' equity	$3,926,688	$3,461,535	$3,098,740	$2,842,081	$2,549,929
Less: Average preferred stock	(306,455)	(125,000)	(125,000)	(165,114)	(251,258)
(Q) Total average common shareholders' equity	$3,620,233	$3,336,535	$2,973,740	$2,676,967	$2,298,671
Less: Average intangible assets	(686,064)	(641,802)	(548,223)	(519,910)	(506,241)
(R) Total average tangible common shareholders’ equity (non-GAAP)	$2,934,169	$2,694,733	$2,425,517	$2,157,057	$1,792,430
Return on average common equity (O/Q)	7.50%	10.41%	11.26%	9.26%	8.37%
Return on average tangible common equity (non-GAAP) (P/R)	9.54	13.22	13.95	11.63	10.90

Reconciliation of Non- GAAP Pre-Tax, Pre- Provision Income:
Income before taxes	$389,781	$480,101	$460,133	$389,997	$331,854
Add: Provision for credit losses	214,220	53,864	34,832	29,768	34,084
Pre-tax income, excluding provision for credit losses (non-GAAP)	$604,001	$533,965	$494,965	$419,765	$365,938

OVERVIEW AND STRATEGY

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

On March 27, 2020, the CARES Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program (“PPP”), which is designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain financial institutions, under the administration of the Small Business Administration (“SBA”). From the date the Company began accepting applications, April 3, 2020, through the end of 2020, the Company secured authorization from the SBA and funded over 12,000 PPP loans for our customers with a carrying balance of approximately $3.4 billion. PPP loans are forgivable under certain circumstances, including the borrower’s use of certain loan proceeds to fund employee payroll during a specific period (e.g., eight weeks, 24 weeks) following disbursement of the borrower’s PPP loan. The Company generated net fees of $91.9 million to be recognized over the life of the PPP loans adjusted for estimated prepayments. As of December 31, 2020, the carrying balance of such loans was reduced to approximately $2.7 billion primarily resulting from forgiveness by the SBA.

All of our three primary business segments (community banking, specialty finance and wealth management), have been uniquely impacted and we expect will continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve.  As non-exclusive examples of such impacts, our community banking business, including our mortgage business, has received borrower requests for temporary payment relief including payment deferrals. As of December 31, 2020, loans totaling approximately $344.8 million were modified as a result of COVID-19 disruption to our borrowers. Our insurance premium finance business is impacted by certain state legislation prohibiting canceling of insurance policies for designated periods. Our wealth management business is impacted by increased stock market volatility.

Given the continued uncertainty regarding future economic conditions, the Company has taken a number of actions to help ensure that it has adequate liquidity and capital to manage through the COVID-19 pandemic, including issuing fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a public offering of depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock (the “Depositary Shares”). We believe the Company currently has adequate liquidity and capital to effectively manage through the COVID-19 pandemic. However, we will continue to prudently evaluate liquidity sources, including the possible utilization of the PPP liquidity facility, if necessary.

We continue to monitor the impact of COVID-19 closely; however, the extent to which the COVID-19 pandemic will impact our operations and financial conditions remains highly uncertain. Please refer to Part I, Item 1A, “Risk Factors” of this Form 10-K for additional information.

2020 Highlights

The Company recorded net income of $293.0 million for the year of 2020 compared to $355.7 million and $343.2 million for the years of 2019 and 2018, respectively. The results for 2020 demonstrate challenges from compression in net interest margin and increased provision for credit losses primarily related to the implementation of the Current Expected Credit Losses ("CECL") accounting standard and the economic conditions created by the COVID-19 pandemic, offset by continued operating strengths including strong loan and deposit growth driven by the Company's participation in PPP and significant production by the Company’s mortgage banking business in the low interest rate environment during the year.

The Company increased its loan portfolio from $26.8 billion at December 31, 2019 to $32.1 billion at December 31, 2020. This increase was primarily due to participation in PPP lending as well as growth in several portfolios, including the commercial, industrial and other, commercial real estate, commercial premium finance receivables and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

The Company recorded net interest income of $1.0 billion in 2020 compared to $1.1 billion and $964.9 million in 2019 and 2018, respectively. The lower level of net interest income recorded in 2020 compared to 2019 resulted primarily from a 73 basis point decrease in the net interest margin in 2020 due to lower market rates on loans, partially offset by a $7.7 billion increase in average earning assets (see “Net Interest Margin” section later in this Item 7 for further detail).

Non-interest income totaled $604.2 million in 2020, increasing $197.0 million, or 48%, compared to 2019. The increase in non-interest income in 2020 compared to 2019 was primarily attributable to increases in mortgage banking revenues due to higher production in 2020 from demand associated with historically low long-term interest rates in the market (see “Non-Interest Income” section later in this Item 7 for further detail).

Non-interest expense totaled $1.0 billion in 2020, increasing $112.0 million, or 12%, compared to 2019. The increase compared to 2020 was primarily attributable to a $79.7 million increase in salaries and employee benefits, $16.2 million increase in equipment expense, higher operating lease equipment depreciation, higher occupancy expense, higher FDIC insurance and higher contingent consideration expense related to the previous acquisition of mortgage operations. The increase in salaries and employee benefits was primarily attributable to the addition of employees from acquisitions, increased staffing to support mortgage operations and the Company’s growth and higher commissions and incentive compensation due to increased origination volume associated with the Company's mortgage business (see “Non-Interest Expense” section later in this Item 7 for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2020, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. The Company had overnight liquid funds and interest-bearing deposits with banks of $5.1 billion and $2.5 billion at December 31, 2020 and 2019, respectively.

Economic Environment

The economic environment in 2020 was characterized by compression in net interest margin, and continued competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

Net Interest Income

The Company has leveraged its operating strengths as well as its participation in PPP to grow its earning assets base, partially offsetting compression in net interest margin in 2020. In 2020, the Company's net interest margin decreased to 2.72% (2.73% on a fully tax-equivalent basis) as compared to 3.45% (3.47% on a fully tax-equivalent basis) in 2019, primarily as a result of falling rates in the market and the positioning of our balance sheet. As a result of the reduced net interest margin, partially offset by growth in earning assets, the Company’s net interest income decreased by $15.0 million in 2020 compared to 2019.

The Company has continued its practice of writing call options against certain investment securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In 2020, the Company recognized $2.3 million in fees on covered call options compared to $3.7 million in 2019.

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

Non-Interest Income

The interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $346.0 million in 2020 and $154.3 million in 2019, representing 21% and 11% of total net revenue in 2020 and 2019, respectively. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage revenue is also impacted by changes in the fair value of mortgage servicing rights (“MSRs”). Mortgage originations for sale and purchases totaled $8.0 billion and $4.5 billion in 2020 and 2019, respectively. In 2020, approximately 35% of originations were mortgages associated with new home purchases, while 65% of originations were related to refinancing of mortgages. In 2019, approximately 52% of originations were mortgages associated with new home purchases, while 48% of originations were related to refinancing of mortgages.
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

In particular:

•The Company’s 2020 provision for credit losses, totaled $214.2 million, compared to $53.9 million in 2019 and $34.8 million in 2018. The increased provision in 2020 was primarily the result of the adoption of CECL, specifically continued change to macroeconomic conditions throughout 2020 created by the COVID-19 pandemic, and the impact on the Company's macroeconomic forecasts of key model inputs (Commercial Real Estate Price Index, Baa corporate credit spreads, gross domestic product and Dow Jones Total Stock Market Index) as well as changes in the Company's loan portfolios. Net charge-offs decreased to $40.3 million in 2020 (of which $27.3 million related to commercial and commercial real estate loans), compared to $49.5 million in 2019 (of which $35.9 million related to commercial and commercial real estate loans) and $19.7 million in 2018 (of which $8.8 million related to commercial and commercial real estate loans).

•The Company's allowance for loan and unfunded lending-related commitment losses increased to $379.9 million at December 31, 2020, reflecting an increase of $221.4 million, or 139.7%, when compared to 2019. The increase in the allowance for credit losses was primarily the result of the adoption of CECL as of January 1, 2020 and deterioration in macroeconomic conditions subsequent to that date related to COVID-19. At December 31, 2020, approximately $243.6 million, or 64%, of the allowance for loan and unfunded lending-related commitment losses was associated with commercial real estate loans and an additional $94.2 million, or 25%, was associated with commercial loans.

•The Company has significant exposure to commercial real estate. At December 31, 2020, $8.5 billion, or 26%, of our loan portfolio was commercial real estate, with approximately 82.7% located in our market area. The commercial real estate loan portfolio was comprised of $1.4 billion in construction and development loans, and $7.1 billion in non-construction loans. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks.

•Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest) were $127.5 million (of which $46.1 million, or 36%, was related to commercial real estate) at December 31, 2020, an increase of $9.9 million compared to December 31, 2019. Non-performing loans as a percentage of total loans were 0.40% at December 31, 2020 compared to 0.44% at December 31, 2019.

•The Company’s other real estate owned increased by $1.4 million to $16.6 million during 2020, from $15.2 million at December 31, 2019. The $16.6 million of other real estate owned as of December 31, 2020 was comprised of $12.5 million of commercial real estate property, $2.3 million of residential real estate property and $1.7 million of residential real estate development property.

During 2020, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities.

Management continues to direct significant attention toward the prompt identification, management and resolution of problem loans. The Company has restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2020, approximately $68.2 million in loans had terms modified representing troubled debt restructurings (“TDRs”), with $47.0 million of these TDRs continuing in accruing status. See Note 5, “Allowance for Credit Losses,” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K for additional discussion of TDRs.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed-rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $0.8 million at December 31, 2020 and $2.4 million at December 31, 2019.

Community Banking

Through our community banking franchise, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the local areas we service. Profitability of this franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the measurement of the allowance for credit losses and the impact of current and forecasted macroeconomic conditions on such measurement, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of acquiring banking operations and establishing de novo banking locations.

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

Funding mix and related costs. The most significant source of funding in community banking is core deposits, which are comprised of non-interest bearing deposits, non-brokered interest-bearing transaction accounts, savings deposits and domestic time deposits. Our branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Community banking profitability has been favorably impacted in recent years as the Company funded strong loan growth with a more desirable blend of funds.

Measurement of the allowance for credit losses. The Company adopted CECL as of January 1, 2020, which requires the estimate of expected credit losses over the entire life of financial assets measured at amortized cost. To measure lifetime expected credit losses, the Company adjusts credit loss estimates for reasonable and supportable forecasts of macroeconomic conditions. Such forecasts can significantly impact the profitability of our community banks as changing estimates of lifetime losses from period to period can result in significant fluctuations in provision for credit losses during those periods. In 2020, such fluctuations in provision for credit losses unfavorably impacted the profitability of our community banks, primarily as a result of forecasted deterioration in macroeconomic conditions from COVID-19.

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

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized an increase of $191.7 million in mortgage banking revenue in 2020 compared to 2019 as a result of higher origination volumes in 2020, higher margins on sales and increased servicing fees. Mortgage originations for sale totaled $8.0 billion and $4.5 billion in 2020 and 2019, respectively, increasing primarily as a result of demand associated with the historically low long-term interest rates in the market.

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

In determining the timing of the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. See discussion of acquisition activity in the “Recent Acquisition Transactions” section below.

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

Acquisition of STC

On October 7, 2019, the Company completed its acquisition of STC Bancshares Corp. (“STC”). STC was the parent company of STC Capital Bank. Through this business combination, the Company acquired STC Capital Bank’s five banking offices located in the communities of St. Charles, Geneva and South Elgin, Illinois. As of the acquisition date, the Company acquired approximately $250.1 million in assets, including approximately $174.3 million in loans, and approximately $201.2 million in deposits. The Company recorded goodwill of approximately $19.1 million related to the acquisition.

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

Other Completed Transactions

Series E Preferred Stock

In May 2020, the Company issued 11,500 shares of fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a $287.5 million public offering of 11,500,000 depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock. When, as and if declared, dividends on the Series E Preferred Stock are payable quarterly in arrears at a fixed rate of 6.875% per annum after October 15, 2020.

Issuance of Subordinated Notes Due 2029

In June 2019, the Company completed a public offering of $300.0 million aggregate principal amount of its 4.85% Subordinated Notes due 2029. The Company received proceeds prior to expenses of approximately $296.7 million from the offering, after deducting underwriting discounts and commissions, which were intended to be used for general corporate purposes.

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

A summary of the Company’s significant accounting policies is presented in Note 1 to the Consolidated Financial Statements in Item 8. These policies, along with the disclosures presented in the other financial statement notes and in this Management’s Discussion and Analysis section, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management views critical accounting policies to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. The loan and held-to-maturity debt securities portfolios represent 72% of total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed. See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in Item 8 and the section titled “Loan Portfolio and Asset Quality” in Item 7 for a description of the methodology used to determine the allowance for credit losses.

Estimations of Fair Value

A portion of the Company’s assets and liabilities are carried at fair value on the Consolidated Statements of Condition, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable accounting principles generally accepted in the United States. These include the Company’s trading account securities, available-for-sale debt securities, equity securities with a readily determinable fair value, derivatives, mortgage loans held-for-sale, certain loans held-for-investment and mortgage servicing rights (“MSRs”). The determination of fair value is important for certain other assets, including goodwill and other intangible assets, loans individually assessed when measuring a related allowance for credit loss, and other real estate owned that are periodically evaluated for impairment using fair value estimates.

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

Using a quantitative approach, the goodwill impairment analysis involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the carrying value of a reporting unit was determined to have been higher than its fair value, the second step would have to be performed to measure the amount of impairment loss. The second step measures goodwill impairment by recognizing an impairment according to the excess of the carrying amount of the reporting unit over the calculated fair value of such unit. Valuations are estimated in good faith by management through the use of publicly available valuations of comparable entities and discounted cash flow models using internal financial projections in the reporting unit’s business plan.

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

As of December 31, 2020, the Company had three reporting units: Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2020 goodwill impairment testing, no goodwill impairment was indicated for any of the reporting units on their respective annual testing dates.

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

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, if business events or circumstances warrant. Additionally, any enactment of new tax rates such as the enactment of the Tax Act in December 2017 requires the Company to re-measure its existing deferred tax assets and liabilities to reflect the new tax rate, with such adjustments recognized in current year earnings. See Note 17, “Income Taxes,” to the Consolidated Financial Statements in Item 8 for a further discussion of income taxes.

The COVID-19 pandemic, specifically the uncertainty related to the ultimate magnitude of impact on the economy and banking industry, is expected to impact many of the estimates, assumptions and judgments noted above that are used by management. This could result in volatility in the related accounting estimates, which will directly impact the Company's financial results.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 181 offices at the end of 2020. FIRST Insurance Funding and Wintrust Life Finance have matured into separate divisions that generated, on a national basis, $10.0 billion in total premium finance receivables in 2020 within the United States. FIFC Canada, acquired in 2012, originated $1.3 billion in Canadian commercial premium finance receivables in 2020. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.

Earnings Summary

Net income for the year ended December 31, 2020, totaled $293.0 million, or $4.68 per diluted common share, compared to $355.7 million, or $6.03 per diluted common share, in 2019, and $343.2 million, or $5.86 per diluted common share, in 2018. During 2020, net income decreased by $62.7 million and earnings per diluted common share decreased by $1.35. Net income in 2020 was significantly impacted by disruption from COVID-19. Net interest income decreased in 2020 compared to 2019 primarily as a result of the reduction in the net interest margin primarily due to the low rate environment driven by monetary policy in response to disruption from the pandemic. This decrease was partially offset by significant growth in earning assets primarily driven by the Company’s participation in PPP, a part of the CARES Act, which was enacted in response to COVID-19. The Company’s provision for credit losses increased significantly in 2020 primarily due to deterioration from the expected impact of COVID-19 of forecasted macroeconomic conditions used in the measurement of the allowance for credit losses after the adoption of CECL. Partially offsetting the reduction to net income from lower net interest income and higher provisions for credit losses, mortgage banking revenue increased in 2020 primarily as a result of the impact of COVID-19 on interest rates in the market. The Company’s mortgages originated for sale increased significantly in 2020 compared to 2019 primarily due to historically low long-term interest rates, resulting in such increase in mortgage banking revenue during the period. Additionally, the reduction in net interest income and higher provision for credit losses were also offset by lower advertising and marketing costs, primarily due to lower sponsorship costs from shortened or canceled sports seasons and other events due to COVID-19.

Other items impacting net income in 2020 compared to 2019 include higher salaries and benefits to support mortgage operations and growth in the Company, increased equipment expenses and higher FDIC insurance expense, partially offset by higher service charges on deposit accounts as the Company’s deposit balances increased during the period and higher interest rate swap fees due to higher customer activity.

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

Net interest income in 2020 totaled $1.0 billion, down from $1.1 billion in 2019 and up from $964.9 million in 2018, representing a decrease of $15.0 million, or 1%, in 2020 and an increase of $90.0 million, or 9%, in 2019. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2020 and 2019. Average earning assets increased $7.7 billion, or 25%, in 2020 and $3.7 billion, or 14%, in 2019. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans increased $5.2 billion, or 21%, in 2020 and $2.5 billion, or 11%, in 2019. Total average loans as a percentage of total average earning assets were 79%, 82% and 84% in 2020, 2019 and 2018, respectively. The average yield on loans was 3.84% in 2020, 4.93% in 2019 and 4.66% in 2018, reflecting a decrease of 109 basis points in 2020 and an increase of 27 basis points in 2019. The lower loan yields in 2020 compared to 2019 is primarily a result of the decline interest rate environment during 2020. The average yield on liquidity management assets was 1.60% in 2020, 2.79% in 2019 and 2.78% in 2018, reflecting a decrease of 119 basis points in 2020 and an increase of one basis points in 2019. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 0.77% in 2020, 1.35% in 2019 and 0.95% in 2018, representing a decrease of 58 basis points in 2020 and an increase of 40 basis points in 2019. The lower level of interest bearing deposits rates in 2020 compared to 2019 is primarily due to downward re-pricing of retail deposits as a result of declining interest rates. As a result of the above, net interest margin decreased to 2.72% (2.73% on a fully tax-equivalent basis) in 2020 compared to 3.45% (3.47% on a fully tax-equivalent basis) in 2019.

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
Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2020, 2019 and 2018. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with discussion of the financial condition and results of operations of the Company.

	Average Balance for the year ended December 31,			Interest for the year ended December 31,			Yield/Rate for the year ended December 31,
(Dollars in thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Assets
Interest bearing deposits with banks and cash equivalents	$3,117,075	$1,494,418	$888,671	$8,655	$30,503	$17,091	0.28%	2.04%	1.92%
Investment securities	4,101,136	3,651,091	3,045,555	101,799	110,326	89,640	2.48	3.02	2.94
FHLB and FRB stock	130,360	96,924	101,681	6,891	5,416	5,331	5.29	5.59	5.24
Total liquidity management assets (1) (6)	$7,348,571	$5,242,433	$4,035,907	$117,345	$146,245	$112,062	1.60%	2.79%	2.78%
Other earning assets (1) (2) (6)	17,863	16,385	20,681	523	714	777	2.94	4.36	3.75
Mortgage loans held-for-sale	707,147	308,645	332,863	20,077	11,992	15,738	2.84	3.89	4.73
Loans, net of unearned income (1) (3) (6)	30,181,204	24,986,736	22,500,482	1,159,490	1,232,415	1,047,905	3.84	4.93	4.66
Total earning assets (6)	$38,254,785	$30,554,199	$26,889,933	$1,297,435	$1,391,366	$1,176,482	3.39%	4.55%	4.38%
Allowance for loan losses	(264,516)	(164,587)	(148,342)
Cash and due from banks	341,116	292,807	266,086
Other assets	3,039,954	2,549,664	2,020,743
Total assets	$41,371,339	$33,232,083	$29,028,420
Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW and interest bearing demand deposits	$3,298,554	$2,903,441	$2,436,791	$7,642	$20,079	$9,773	0.23%	0.69%	0.40%
Wealth management deposits	3,882,975	2,761,936	2,356,145	29,277	31,121	27,839	0.75	1.13	1.18
Money market accounts	8,874,488	6,659,376	5,105,244	46,488	91,940	42,973	0.52	1.38	0.84
Savings accounts	3,354,662	2,834,381	2,684,661	12,507	20,975	11,444	0.37	0.74	0.43
Time deposits	5,142,938	5,467,192	4,872,590	93,264	114,777	74,524	1.81	2.10	1.53
Total interest bearing deposits	$24,553,617	$20,626,326	$17,455,431	$189,178	$278,892	$166,553	0.77%	1.35%	0.95%
FHLB advances	1,156,106	658,669	713,539	18,193	9,878	12,412	1.57	1.50	1.74
Other borrowings	496,693	428,834	289,615	12,773	13,897	8,599	2.57	3.24	2.97
Subordinated notes	436,275	309,178	139,140	21,961	15,555	7,121	5.03	5.03	5.12
Junior subordinated notes	253,566	253,566	253,566	11,008	12,001	11,222	4.27	4.67	4.37
Total interest-bearing liabilities	$26,896,257	$22,276,573	$18,851,291	$253,113	$330,223	$205,907	0.94%	1.48%	1.09%
Non-interest bearing deposits	9,432,090	6,711,298	6,545,251
Other liabilities	1,116,304	782,677	533,138
Equity	3,926,688	3,461,535	3,098,740
Total liabilities and shareholders’ equity	$41,371,339	$33,232,083	$29,028,420
Interest rate spread (4) (6)							2.45%	3.07%	3.29%
Less: Fully taxable-equivalent adjustment				$(4,415)	$(6,224)	$(5,672)	(0.01)	(0.02)	(0.02)
Net free funds/contribution (5)	$11,358,528	$8,277,626	$8,038,642				0.28	0.40	0.32
Net interest income/margin (6) (GAAP)				$1,039,907	$1,054,919	$964,903	2.72%	3.45%	3.59%
Fully taxable-equivalent adjustment				4,415	6,224	5,672	0.01	0.02	0.02
Net interest income/margin (6), fully taxable-equivalent (non-GAAP)				$1,044,322	$1,061,143	$970,575	2.73%	3.47%	3.61%
(1)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the years ended December 31, 2020, 2019 and 2018 were $4.4 million, $6.2 million and $5.7 million, respectively.
(2)Other earning assets include brokerage customer receivables and trading account securities.
(3)Loans, net of unearned income, include non-accrual loans.
(4)Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(5)Net free funds is the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.
(6)See“Non-GAAP Financial Measures/Ratios” for additional information on this performance ratio.

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2020 Compared to 2019			2019 Compared to 2018
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest bearing deposits with banks and cash equivalents	$(38,831)	$16,983	$(21,848)	$1,217	$12,195	$13,412
Investment securities	(17,254)	8,842	(8,412)	2,816	17,848	20,664
FHLB and FRB stock	(307)	1,782	1,475	343	(258)	85
Total liquidity management assets	$(56,392)	$27,607	$(28,785)	$4,376	$29,785	$34,161
Other earning assets	(253)	62	(191)	111	(172)	(61)
Mortgage loans held-for-sale	(3,981)	12,066	8,085	(2,658)	(1,088)	(3,746)
Loans, net of unearned income	(305,123)	233,892	(71,231)	64,322	119,656	183,978
Total interest income	$(365,749)	$273,627	$(92,122)	$66,151	$148,181	$214,332

Interest Expense:
Deposits — interest bearing:
NOW and interest bearing demand deposits	$(16,264)	$3,827	$(12,437)	$1,069	$9,237	$10,306
Wealth management deposits	(14,082)	12,238	(1,844)	(743)	4,025	3,282
Money market accounts	(69,794)	24,342	(45,452)	33,870	15,097	48,967
Savings accounts	(11,884)	3,416	(8,468)	8,852	679	9,531
Time deposits	(15,227)	(6,286)	(21,513)	30,382	9,871	40,253
Total interest expense — deposits	$(127,251)	$37,537	$(89,714)	$73,430	$38,909	$112,339
FHLB advances	482	7,833	8,315	(1,627)	(907)	(2,534)
Other borrowings	(2,952)	1,828	(1,124)	743	4,555	5,298
Subordinated notes	—	6,406	6,406	(127)	8,561	8,434
Junior subordinated notes	(993)	—	(993)	779	—	779
Total interest expense	$(130,714)	$53,604	$(77,110)	$73,198	$51,118	$124,316
Net interest income (GAAP)	(235,035)	220,023	(15,012)	$(7,047)	97,063	90,016
Fully taxable-equivalent adjustment	$452	$(2,261)	$(1,809)	$3,484	$(2,932)	$552
Net interest income, fully-taxable equivalent (non-GAAP)	$(238,784)	$221,963	$(16,821)	$(3,563)	$94,131	$90,568

The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each. The change in interest due to an additional day resulting from the 2020 leap year has been allocated entirely to the change due to volume.

Non-Interest Income

The following table presents non-interest income by category for 2020, 2019 and 2018:

	Years ended December 31,			2020 compared to 2019		2019 compared to 2018
(Dollars in thousands)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Brokerage	$18,731	$18,825	$22,391	$(94)	0%	$(3,566)	(16)%
Trust and asset management	81,605	78,289	68,572	3,316	4	9,717	14
Total wealth management	$100,336	$97,114	$90,963	$3,222	3%	$6,151	7%
Mortgage banking	346,013	154,293	136,990	191,720	124	17,303	13
Service charges on deposit accounts	45,023	39,070	36,404	5,953	15	2,666	7
(Losses) gains on investment securities, net	(1,926)	3,525	(2,898)	(5,451)	NM	6,423	NM
Fees from covered call options	2,292	3,670	3,519	(1,378)	(38)	151	4
Trading (losses) gains, net	(1,004)	(158)	11	(846)	NM	(169)	NM
Operating lease income, net	47,604	47,041	38,451	563	1	8,590	22
Other:
Interest rate swap fees	20,718	13,072	11,027	7,646	58	2,045	19
BOLI	4,730	4,947	4,982	(217)	(4)	(35)	(1)
Administrative services	4,385	4,197	4,625	188	4	(428)	(9)
Foreign currency measurement (loss) gain	(621)	783	(1,673)	(1,404)	NM	2,456	NM
Early pay-offs of capital leases	632	35	601	597	NM	(566)	(94)
Miscellaneous	36,007	39,583	33,148	(3,576)	(9)	6,435	19
Total Other	$65,851	$62,617	$52,710	$3,234	5%	$9,907	19%
Total Non-Interest Income	$604,189	$407,172	$356,150	$197,017	48%	$51,022	14%
 NM—Not Meaningful

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.

Trust and asset management revenue totaled $81.6 million in 2020, an increase of $3.3 million, or 4%, compared to 2019. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as volume of tax-deferred like-kind exchange services provided during a period. Such revenue increased from 2019 to 2020 primarily as a result of market appreciation related to managed money accounts with fees based on assets under management and higher asset levels from new customers and new financial advisors.

Mortgage banking revenue totaled $346.0 million in 2020 compared to $154.3 million in 2019 reflecting an increase of $191.7 million, or 124%, in 2020. The increase in 2020 as compared 2019 was a result of an increase in loans originated for sale and higher production revenue. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage originations for sale totaled $8.0 billion for the year ended 2020 compared to $4.5 billion for the same period of 2019. The increase in originations was primarily due to demand associated with historically low long-term interest rates. The percentage of origination volume from refinancing activities was 65% in 2020 as compared to 48% in 2019. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During 2020, the fair value of the MSRs portfolio increased as retained servicing rights led to capitalization of $71.1 million, partially offset by negative fair value adjustments of $30.8 million and a reduction in value due to payoffs and paydowns of the existing portfolio. Starting in 2019, the Company purchased options and entered into interest rate swaps to economically hedge a portion of the fair value changes recorded in earnings related to its MSRs portfolio. During the second quarter of 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of December 31, 2020. See Note 6, “Mortgage Servicing Rights,” to the Consolidated Financial Statements in Item 8 for a summary of the changes in the carrying value of MSRs.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Originations:
Retail originations	$5,709,868	$2,730,865	$2,412,232
Correspondent originations	—	385,729	848,997
Veterans First originations	2,294,862	1,381,327	694,209
Total originations for sale (A)	$8,004,730	$4,497,921	$3,955,438
Originations for investment	396,499	460,734	258,930
Total originations	$8,401,229	$4,958,655	$4,214,368

Purchases as a percentage of originations for sale	35%	52%	75%
Refinances as a percentage of originations for sale	65	48	25
Total	100%	100%	100%

Production Margin:
Production revenue (B) (1)	$307,794	$122,047	$92,250
Production margin (B / A)	3.85%	2.71%	2.33%

Mortgage servicing:
Loans serviced for others (C)	$10,833,135	$8,243,251	$6,545,870
Mortgage servicing rights, at fair value (D)	92,081	85,638	75,183
Percentage of mortgage servicing rights to loans serviced for others (D/C)	0.85%	1.04%	1.15%
Servicing income	31,886	23,156	15,269

Components of Mortgage Servicing Rights (MSR):
MSR - current period capitalization	$71,077	$44,943	$33,071
MSR - collection of expected cash flows - paydowns	(2,244)	(1,901)	(2,267)
MSR - collection of expected cash flows - payoffs	(30,335)	(18,217)	(2,772)
Valuation:
MSR - changes in fair value model assumptions	(30,764)	(14,778)	(331)
Gain (loss) on derivative contract held as an economic hedge, net	4,749	519	—
MSR valuation adjustment, net of gain/(loss) on derivative contract held as an economic hedge	$(26,015)	$(14,259)	$(331)

Summary of Mortgage Banking Revenue:
Production revenue (1)	$307,794	$122,047	$92,250
Servicing income	31,886	23,156	15,269
MSR activity	12,483	10,566	27,701
Other	(6,150)	(1,476)	1,770
Total mortgage banking revenue	$346,013	154,293	136,990
(1)Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, changes in derivative activity, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation and other non-production revenue.

Service charges on deposit accounts totaled $45.0 million in 2020 and $39.1 million in 2019, reflecting an increase of 15% in 2020. The increase in 2020 was primarily a result of higher account analysis fees on deposit accounts which increased as a result of the Company's commercial banking initiative as well as additional service charges on deposit accounts from acquired institutions.

The Company recognized $1.9 million in net losses in 2020 compared to $3.5 million in net gains on investment securities in 2019. The Company did not recognize any credit-related write-downs or other-than-temporary impairment charges in 2020 or 2019, respectively.

Fees from covered call option transactions totaled $2.3 million in 2020, compared to $3.7 million in 2019. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at December 31, 2020 and 2019.

The Company recognized $1.0 million of trading losses in 2020 compared to trading losses of $158,000 in 2019. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges.

Operating lease income totaled $47.6 million in 2020 compared to $47.0 million in 2019. The increase in 2020 was primarily related to growth in business from the Company's leasing divisions.

Interest rate swap fee revenue totaled $20.7 million in 2020 and $13.1 million in 2019. Swap fee revenues result from interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates. The fluctuations in swap fee revenue in 2020 primarily results from fluctuations in interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties.

Bank owned life insurance (“BOLI”) generated non-interest income of $4.7 million in 2020 compared to $4.9 million in 2019. This income typically represents adjustments to the cash surrender value of BOLI policies and proceeds received from death benefits. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $154.6 million at December 31, 2020 and $187.5 million at December 31, 2019, and is included in other assets.

Administrative services revenue generated by Tricom was $4.4 million in 2020 and $4.2 million in 2019. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category.

The Company realized income of $632,000 and $35,000 in 2020 and 2019, respectively, representing gains realized from the early pay-off of leases originated and managed by the Company's leasing division.

Miscellaneous other non-interest income totaled $36.0 million in 2020 compared to $39.6 million in 2019. Miscellaneous income includes loan servicing fees, income from other investments, service charges and other fees. The decrease in miscellaneous other income for 2020 compared to 2019 was the result of a decrease in partnership income.

Non-Interest Expense

The following table presents non-interest expense by category for 2020, 2019 and 2018:

	Years ended December 31,			2020 compared to 2019		2019 compared to 2018
(Dollars in thousands)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$351,775	$310,352	$266,563	$41,423	13%	$43,789	16%
Commissions and incentive compensation	178,584	148,600	135,558	29,984	20	13,042	10
Benefits	95,717	87,468	77,956	8,249	9	9,512	12
Total salaries and employee benefits	$626,076	$546,420	$480,077	$79,656	15%	$66,343	14%
Equipment	68,496	52,328	42,949	16,168	31	9,379	22
Operating lease equipment depreciation	37,915	35,760	29,305	2,155	6	6,455	22
Occupancy, net	69,957	64,289	57,814	5,668	9	6,475	11
Data processing	30,196	27,820	35,027	2,376	9	(7,207)	(21)
Advertising and marketing	36,296	48,595	41,140	(12,299)	(25)	7,455	18
Professional fees	27,426	27,471	32,306	(45)	0	(4,835)	(15)
Amortization of other intangible assets	11,018	11,844	4,571	(826)	(7)	7,273	NM
FDIC insurance	25,004	9,199	17,209	15,805	NM	(8,010)	(47)
OREO expenses, net	(921)	3,628	6,120	(4,549)	NM	(2,492)	(41)
Other:
Commissions — 3rd party brokers	3,114	2,918	4,264	196	7	(1,346)	(32)
Postage	6,918	9,597	8,685	(2,679)	(28)	912	11
Miscellaneous	98,600	88,257	66,621	10,343	12	21,636	32
Total other	$108,632	$100,772	$79,570	$7,860	8%	$21,202	27%
Total Non-Interest Expense	$1,040,095	$928,126	$826,088	$111,969	12%	$102,038	12%
NM—Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits is the largest component of non-interest expense, accounting for 60% of the total in 2020 compared to 59% in 2019. For the year ended December 31, 2020, salaries and employee benefits totaled $626.1 million and increased $79.7 million, or 15%, compared to 2019. This increase was primarily attributed to increased salaries and commissions and incentive compensation expense. Salaries increased $41.4 million as a result of increased staffing costs to support mortgage origination and investment in technology related services to satisfy customer demands and create efficiencies in operations. Commissions and incentive compensation increased $30.0 million primarily due to increased commissions expense from higher levels of mortgage loan originations in the current year.

Equipment expense totaled $68.5 million in 2020 compared to $52.3 million in 2019, reflecting an increase of 31% in 2020. The increase in equipment expense in 2020 was primarily related to increased software licensing expenses. Equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Operating lease equipment expense totaled $37.9 million in 2020 and $35.8 million in 2019. The increase in 2020 was primarily related to growth in business from the Company's leasing divisions.

Occupancy expense for the years 2020 and 2019 was $70.0 million and $64.3 million, respectively, reflecting an increase of 9% in 2020. The increase in 2020 was primarily associated with an impairment charge of $1.4 million related to the planned closure of 10 bank branches, increased real estate tax assessment estimates and a higher level of utility charges. Occupancy expense includes depreciation on premises, real estate taxes and insurance, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses totaled $30.2 million in 2020 compared to $27.8 million in 2019, representing an increase of 9% in 2020. The amount of data processing expenses incurred increased based on the overall growth of loan and deposit accounts and conversion costs related to previously completed acquisitions. No additional material conversion charges are anticipated related to any completed acquisitions.

Advertising and marketing expenses totaled $36.3 million for 2020 compared to $48.6 million for 2019. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities, the Company’s MaxSafe® suite of products, community-based products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The decrease in 2020 was primarily as a result of decreased sponsorship costs due to the cancellation of events, including sports sponsorships, as a result of the COVID-19 pandemic. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas. In 2019, the Company incurred increased advertising and marketing costs to increase Wintrust's name recognition associated with the overall goal of becoming recognized as “Chicago’s Bank” and “Wisconsin’s Bank.”

FDIC insurance expense totaled $25.0 million in 2020 compared to $9.2 million in 2019 reflecting an increase of $15.8 million in 2020. The increase in 2020 as compared to 2019 was a result of assessment credits received from the FDIC in 2019 as well as higher assessment rates impacted by declines in the Tier 1 Leverage Ratio at the Company's bank affiliates as a result of asset growth, including PPP loans.

The Company recorded a $1.3 million gain on sale of an OREO property in 2020 resulting in net OREO income of $921,000 in 2020, compared to net OREO expense of $3.6 million in 2019. OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments.

Miscellaneous non-interest expense increased $10.3 million, or 12%, in 2020 compared to 2019. The increase in 2020 as compared to 2019 was primarily a result of an increase of $15.1 million of contingent consideration expense related to the previous acquisition of mortgage operations. The liability for contingent consideration expense related to the previous acquisition of mortgage operations is based upon forward looking mortgage origination volumes and the estimated profitability of that operation. Should those assumptions change going forward, the liability may need to be increased or decreased. The contractual period covering this contingent consideration ends in January 2023 and the final two years of the contract contemplate a lower ratio of contingent consideration relative to financial performance. As a result, the Company does not expect to have material adjustments to the contingent consideration liability in future periods. Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone and communication, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $96.8 million in 2020 compared to $124.4 million in 2019 and $117.0 million in 2018. The effective tax rates were 24.8% in 2020, 25.9% in 2019 and 25.4% in 2018. The effective tax rate in 2020 benefited from $9.1 million in state income tax settlements related to uncertain tax positions. Net of the federal tax impact, the reduction to income tax expense was $7.2 million. Income tax expense was also impacted by the tax effects related to the issuance of shares in share-based compensation plans. These tax effects fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share based awards. The Company recorded additional tax expense related to share-based compensation of $618,000 in 2020, and tax benefits of $1.8 million and $3.9 million in 2019 and 2018, respectively, the majority of which were recognized in the first quarter of each year. Please refer to Note 17 to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.

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

The community banking segment’s net interest income for the year ended December 31, 2020 totaled $808.4 million as compared to $841.6 million for the same period in 2019, a decrease of $33.2 million, or 4%. The decrease in 2020 compared to 2019 was primarily attributable to compression of the net interest margin attributable to the decrease in interest rates in the environment and the impact of COVID-19 on macroeconomic conditions. The community banking segment's provision for credit losses totaled $206.8 million in 2020 compared to $47.9 million in 2019. The provision for credit losses increased in 2020 compared to 2019 primarily due to the implementation of CECL and the macroeconomic conditions created by the COVID-19 pandemic. Non-interest income for the community banking segment increased $194.5 million, or 71%, in 2020 when compared to 2019. The increase in 2020 compared to 2019 was primarily attributable to an increase in mortgage banking revenue from significantly increased mortgage originations during 2020. The community banking segment’s net income for the year ended December 31, 2020 totaled $163.6 million, a decrease of $74.9 million, compared to net income of $238.5 million in 2019. The decrease was primarily attributable to a higher provision for credit losses in 2020 due to the implementation of CECL and the macroeconomic conditions created by the COVID-19 pandemic.

The specialty finance segment’s net interest income totaled $177.0 million for the year ended December 31, 2020, compared to $161.7 million in the same period of 2019, an increase of $15.3 million, or 9%. The increase in 2020 compared to 2019 was primarily attributable to growth in earnings assets on the premium finance receivables portfolios. The specialty finance segment's provision for credit losses totaled $7.4 million in 2020 compared to $6.0 million in 2019. The specialty finance segment’s non-interest income totaled $86.3 million for the year ended December 31, 2020 compared to $79.5 million in 2019. The increase in non-interest income in 2020 is primarily a result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company's leasing division. For 2020, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 42%, 31%, 23% and 4%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $100.3 million and $89.4 million for the years ended December 31, 2020 and 2019, respectively.

The wealth management segment reported net interest income of $30.6 million for 2020 and $30.1 million for 2019. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.0 billion and $1.7 billion in 2020 and 2019, respectively. This segment recorded non-interest income of $103.4 million for 2020 as compared to $100.1 million for 2019. This increase is primarily due to growth in assets from new and existing customers and market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $29.0 million for 2020 compared to $27.8 million for 2019.

Analysis of Financial Condition

Total assets were $45.1 billion at December 31, 2020, representing an increase of $8.5 billion, or 23%, when compared to December 31, 2019. Total funding, which includes deposits, all notes and advances, including secured borrowings and junior subordinated debentures, was $39.5 billion at December 31, 2020 and $31.9 billion at December 31, 2019. See Notes 3, 4, and 10 through 14 to the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$707,147	2%	$308,645	1%	$332,863	1%
Loans:
Commercial, excluding PPP	8,663,290	23	8,056,731	26	7,223,368	27
Commercial - PPP	2,290,913	6	—	—	—	—
Commercial real estate	8,279,217	22	7,325,865	24	6,655,352	25
Home equity	466,801	1	526,853	2	602,258	2
Residential real estate	1,192,788	3	1,042,997	4	849,766	3
Premium finance receivables	9,214,797	24	7,920,379	26	7,035,390	26
Other loans	73,398	0	113,911	0	134,348	1
Total loans, net of unearned income (1)	$30,181,204	79%	$24,986,736	82%	$22,500,482	84%
Liquidity management assets (2)	7,348,571	19	5,242,433	17	4,035,907	15
Other earning assets (3)	17,863	0	16,385	0	20,681	0
Total average earning assets	$38,254,785	100%	$30,554,199	100%	$26,889,933	100%
Total average assets	$41,371,339		$33,232,083		$29,028,420
Total average earning assets to total average assets		92%		92%		93%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets increased $7.7 billion, or 25%, in 2020. Average earning assets comprised 92% of average total assets in 2020 and 2019.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $707.1 million in 2020, compared to $308.6 million in 2019. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The increase in average balance from 2019 to 2020 was primarily due to higher mortgage production in 2020 due to the low rate environment as well as higher balances repurchased by the Company under the early buyout option available for loans sold to GNMA with servicing retained. See “Loan Portfolio and Asset Quality” section later in this Item 7 for additional discussion of these early buyout options.

Loans. Average total loans, net of unearned income, totaled $30.2 billion and increased $5.2 billion, or 21%, in 2020. Average commercial loans, excluding PPP loans, totaled $8.7 billion in 2020, and increased $606.6 million, or 8%, over the average balance in 2019. Average commercial PPP loans totaled $2.3 billion in 2020. Average commercial real estate loans totaled $8.3 billion in 2020, increasing $953.4 million, or 13%, since 2019. Combined, these categories comprised 64% and 62% of the average loan portfolio in 2020 and 2019, respectively. The growth realized in these categories for 2020 is primarily attributable to Company’s participation in funding PPP loans, increased business development efforts and various acquisitions occurring in 2019.

Home equity loans averaged $466.8 million in 2020, and decreased $60.1 million, or 11%, when compared to the average balance in 2019. Unused commitments on home equity lines of credit totaled $756.2 million at December 31, 2020 and $800.6 million at December 31, 2019. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.2 billion in 2020, and increased $149.8 million, or 14%, from the average balance in 2019. The increase in average balance was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

Average premium finance receivables totaled $9.2 billion in 2020, and accounted for 31% of the Company’s average total loans. In 2020, average premium finance receivables increased $1.3 billion, or 16%, compared to 2019. The increase during 2020 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new commercial insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $11.3 billion of premium finance receivables were originated in 2020 compared to approximately $9.4 billion in 2019.

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

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short-term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 19% and 17% of total average earning assets in 2020 and 2019, respectively. Average liquidity management assets increased $2.1 billion in 2020 compared to 2019. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. In response to the COVID-19 pandemic, the Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2020, 2019 and 2018:

(Dollars in thousands)	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$304,956	$304,971	$120,275	$121,088	$126,199	$126,404
U.S. Government agencies	80,074	84,513	365,639	365,442	139,420	140,307
Municipal	141,244	146,910	141,701	145,318	136,831	138,490
Corporate notes:
Financial issuers	91,786	90,385	97,051	93,810	97,079	90,045
Other	1,000	1,020	1,000	1,031	1,000	1,000
Mortgage-backed: (1)
Mortgage-backed securities	2,330,332	2,417,038	2,328,383	2,346,610	1,641,146	1,586,339
Collateralized mortgage obligations	10,689	11,002	32,775	32,915	43,819	43,496
Total available-for-sale securities	$2,960,081	$3,055,839	$3,086,824	$3,106,214	$2,185,494	$2,126,081
Held-to-maturity securities
U.S. Government agencies	$177,959	$180,511	$902,974	$899,673	$814,864	$787,429
Municipal	200,707	212,725	231,426	238,723	252,575	248,667
Mortgage-backed securities	200,531	200,531	—	—	—	—
Total held-to-maturity securities	$579,197	$593,767	$1,134,400	$1,138,396	$1,067,439	$1,036,096
Less: Allowance for credit losses(2)	(59)
Held-to-maturity securities, net of allowance for credit losses	$579,138
Equity securities with readily determinable fair value	$87,618	$90,862	$48,044	$50,840	$34,410	$34,717
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.
(2)As of January 1, 2020, the Company adopted ASU 2016-13 related to credit losses on financial assets held at amortized cost. As a result of such adoption, the Company measured an allowance for credit losses related to lifetime expected credit losses on held-to-maturity investment securities.

Tables presenting the carrying amounts and gross unrealized gains and losses for securities at December 31, 2020 and 2019 are included by reference to Note 3 to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K. The following table presents the carrying value of the investment securities portfolios as of December 31, 2020, by maturity distribution. Carrying value represents the fair value of investment securities classified as available-for-sale, the amortized cost of those classified as held-to-maturity and the fair value of equity securities with readily determinable fair values.

(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$304,971	$—	$—	$—	$—	$—	$304,971
U.S. Government agencies	—	5,161	—	79,352	—	—	84,513
Municipal	38,875	50,931	35,015	22,089	—	—	146,910
Corporate notes:
Financial issuers	—	13,222	77,163	—	—	—	90,385
Other	—	1,020	—	—	—	—	1,020
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2,417,038	—	2,417,038
Collateralized mortgage obligations	—	—	—	—	11,002	—	11,002
Total available-for-sale securities	$343,846	$70,334	$112,178	$101,441	$2,428,040	$—	$3,055,839
Held-to-maturity securities
U.S. Government agencies	$—	$1,639	$36,746	$139,574	$—	$—	$177,959
Municipal	7,138	20,578	113,875	59,116	—	—	200,707
Mortgage-backed securities	—	—	—	—	200,531	—	200,531
Total held-to-maturity securities	$7,138	$22,217	$150,621	$198,690	$200,531	$—	$579,197
Less: Allowance for credit losses							$(59)
Held-to-maturity securities, net of allowance for credit losses							$579,138
Equity securities with readily determinable fair value	$—	$—	$—	$—	$—	$90,862	$90,862
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2020:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	0.10%	—%	—%	—%	—%	—%	0.10%
U.S. Government agencies	—	3.81	—	3.38	—	—	3.41
Municipal	1.71	2.85	2.74	2.95	—	—	2.54
Corporate notes:
Financial issuers	—	2.56	1.05	—	—	—	1.27
Other	—	1.26	—	—	—	—	1.26
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2.41	—	2.41
Collateralized mortgage obligations	—	—	—	—	2.02	—	2.02
Total available-for-sale securities	0.28%	2.84%	1.58%	3.29%	2.41%	—%	2.18%
Held-to-maturity securities
U.S. Government agencies	—%	2.43%	3.93%	2.95%	—%	—%	3.15%
Municipal	2.99	3.27	3.36	3.56	—	—	3.40
Mortgage-backed securities	—	—	—	—	1.43	—	1.43
Total held-to-maturity securities	2.99%	3.21%	3.50%	3.13%	1.43%	—%	2.64%
Equity securities with readily determinable fair value	—%	—%	—%	—%	—%	0.21%	0.21%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Loan Portfolio and Asset Quality

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years:

	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial	$11,955,967	37%	$8,285,920	31%	$7,828,538	33%	$6,787,677	31%	$6,005,422	30%
Commercial real estate	8,494,132	26	8,020,276	30	6,933,252	29	6,580,618	30	6,196,087	31
Home equity	425,263	1	513,066	2	552,343	2	663,045	3	725,793	4
Residential real estate	1,259,598	5	1,354,221	5	1,002,464	4	832,120	4	705,221	4
Premium finance receivables—commercial	4,054,489	13	3,442,027	13	2,841,659	12	2,634,565	12	2,478,581	12
Premium finance receivables—life insurance	5,857,436	18	5,074,602	19	4,541,794	19	4,035,059	19	3,470,027	18
Consumer and other	32,188	0	110,178	0	120,641	1	107,713	1	122,041	1
Total loans, net of unearned income, excluding covered loans	$32,079,073	100%	$26,800,290	100%	$23,820,691	100%	$21,640,797	100%	$19,703,172	100%
Covered loans	—	—	—	—	—	—	—	—	58,145	0
Total loans	$32,079,073	100%	$26,800,290	100%	$23,820,691	100%	$21,640,797	100%	$19,761,317	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios as of December 31, 2020 and 2019:

	As of December 31, 2020			As of December 31, 2019
(Dollars in thousands)	Balance	% of Total Balance	Allowance For Credit Losses Allocation	Balance	% of Total Balance	Allowance For Credit Losses Allocation
Commercial:
Commercial, industrial and other, excluding PPP	$9,240,046	45.2%	$94,210	$8,285,920	50.9%	$64,920
Commercial PPP	2,715,921	13.3	2	—	—	—
Total commercial	$11,955,967	58.5%	$94,212	$8,285,920	50.9%	$64,920
Commercial Real Estate:
Construction and development	$1,371,802	6.7%	$78,833	$1,283,449	7.8%	$14,785
Non-construction	7,122,330	34.8	164,770	6,736,827	41.3	53,726
Total commercial real estate	$8,494,132	41.5%	$243,603	$8,020,276	49.1%	$68,511
Total commercial and commercial real estate	$20,450,099	100.0%	$337,815	$16,306,196	100.0%	$133,431
Commercial real estate—collateral location by state:
Illinois	$6,243,651	73.5%		$6,176,353	77.0%
Wisconsin	779,390	9.2		744,975	9.3
Total primary markets	$7,023,041	82.7%		$6,921,328	86.3%
Indiana	301,177	3.5		218,963	2.7
Florida	131,259	1.5		114,629	1.4
Arizona	63,494	0.8		64,022	0.8
California	85,624	1.0		64,345	0.8
Texas	79,406	0.9		29,586	0.4
Other (no individual state greater than 0.8%)	810,131	9.6		607,403	7.6
Total	$8,494,132	100.0%		$8,020,276	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. In addition, the Company has participated in the PPP program starting in 2020. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of the adoption of CECL and deterioration in macroeconomic conditions related to COVID-19, our allowance for credit losses in our commercial loan portfolio increased to $94.2 million as of December 31, 2020 compared to $64.9 million as of December 31, 2019.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 82.7% of our commercial real estate loan portfolio is located in this region as of December 31, 2020. We have been able to effectively manage our total non-performing commercial real estate loans. As of December 31, 2020, our allowance for credit losses related to this portfolio was $243.6 million compared to $68.5 million as of December 31, 2019. Similar to the commercial loan portfolio, the increase in the allowance for credit losses is primarily due to the adoption of CECL and deterioration in macroeconomic conditions related to COVID-19, specifically as reflected by the Commercial Real Estate Price Index.

The Company also participates in mortgage warehouse lending which is included above within commercial, industrial and other, by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2020, our residential loan portfolio totaled $1.3 billion, or 5% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2020, $26.1 million of our residential real estate mortgages, or 2.1% of our residential real estate loan portfolio were classified as nonaccrual, no balances were 90 or more days past due and still accruing, $14.2 million were 30 to 89 days past due or 1.1% and $1.2 billion were current or 96.8%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, we generally sell in the secondary market loans originated with long-term fixed rates, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2020 and 2019 was $10.8 billion and $8.2 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $44.9 million at December 31, 2020, compared to $123.1 million at December 31, 2019. The decrease in balance from December 31, 2019 to December 31, 2020 was the result of the Company increasing its exercise of such early buyout options in 2020. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. As of December 31, 2020, early buyout exercised mortgage loans held-for-sale totaled $344.8 million compared to $16.0 million as of December 31, 2019.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2020, approximately $1.0 million of our mortgage loans consist of interest-only loans.

Premium finance receivables — commercial. FIRST Insurance Funding and FIFC Canada originated approximately $9.9 billion in commercial insurance premium finance receivables during 2020 as compared to approximately $8.3 billion in 2019. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables — life insurance. Wintrust Life Finance originated approximately $1.4 billion in life insurance premium finance receivables in 2020 as compared to $1.1 billion in 2019. The Company continues to experience a high level of competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Foreign. The Company had approximately $616.4 million of loans to businesses with operations in foreign countries as of December 31, 2020 compared to $456.4 million at December 31, 2019 and $337.1 million at December 31, 2018. This balance as of December 31, 2020 consists of loans originated by FIFC Canada.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at December 31, 2020 by date at which the loans reprice or mature, and the type of rate exposure:

(Dollars in thousands)	One year or less	From one to five years	Over five years	Total
Commercial
Fixed rate	$372,909	$1,878,763	$804,397	$3,056,069
Fixed rate -PPP	—	2,715,921	—	2,715,921
Variable rate	6,180,119	3,735	123	6,183,977
Total commercial	$6,553,028	$4,598,419	$804,520	$11,955,967
Commercial real estate
Fixed rate	$557,819	$2,087,351	$377,779	$3,022,949
Variable rate	5,435,402	35,781	—	5,471,183
Total commercial real estate	$5,993,221	$2,123,132	$377,779	$8,494,132
Home equity
Fixed rate	$14,710	$8,882	$25	$23,617
Variable rate	401,646	—	—	401,646
Total home equity	$416,356	$8,882	$25	$425,263
Residential real estate
Fixed rate	$31,179	$11,061	$384,420	$426,660
Variable rate	60,121	319,347	453,470	832,938
Total residential real estate	$91,300	$330,408	$837,890	$1,259,598
Premium finance receivables - commercial
Fixed rate	$3,967,351	$87,138	$—	$4,054,489
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$3,967,351	$87,138	$—	$4,054,489
Premium finance receivables - life insurance
Fixed rate	$12,424	$299,640	$18,931	$330,995
Variable rate	5,526,441	—	—	5,526,441
Total premium finance receivables - life insurance	$5,538,865	$299,640	$18,931	$5,857,436
Consumer and other
Fixed rate	$8,696	$5,031	$1,392	$15,119
Variable rate	17,069	—	—	17,069
Total consumer and other	$25,765	$5,031	$1,392	$32,188
Total per category
Fixed rate	$4,965,088	$4,377,866	$1,586,944	$10,929,898
Fixed rate -PPP	—	2,715,921	—	2,715,921
Variable rate	17,620,798	358,863	453,593	18,433,254
Total loans, net of unearned income	$22,585,886	$7,452,650	$2,040,537	$32,079,073
Variable Rate Loan Pricing by Index:
Prime				$2,324,385
One- month LIBOR				9,338,592
Three- month LIBOR				394,592
Twelve- month LIBOR				6,112,979
Other				262,706
Total variable rate				$18,433,254

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
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including, a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company maintains an internal loan review function as well as utilizes a third party loan review provider to independently review a portion of the loan portfolio to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the OCC, and are also reviewed by our loan review and internal audit staff.

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

For non-TDR loans, if based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a loan is individually assessed for measuring the allowance for credit losses and if necessary, a reserve is established. In determining the appropriate reserve for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral..

Non-Performing Assets

The following table sets forth the Company’s non-performing assets and TDRs performing under the contractual terms of the loan agreement as of the dates shown. Prior to January 1, 2020, PCI loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. As a result of the implementation of CECL, beginning in the first quarter of 2020, PCI loans transitioned to a classification of PCD loan, which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loan is considered at the individual asset level following the Company's accrual policies, instead of based upon the entire pool of loans. Due to the adoption of CECL, the Company included $22.6 million in PCD loans in total non-performing loans as of December 31, 2020.

(Dollars in thousands)	2020	2019	2018	2017 (1)	2016
Loans past due greater than 90 days and still accruing(2):
Commercial	$307	$—	$—	$—	$174
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Residential real estate	—	—	—	3,278	—
Premium finance receivables – commercial	12,792	11,517	7,799	9,242	7,962
Premium finance receivables – life insurance	—	—	—	—	3,717
Consumer and other	264	163	109	40	144
Total loans past due greater than 90 days and still accruing	$13,363	$11,680	$7,908	$12,560	$11,997
Non-accrual loans(3):
Commercial	21,743	37,224	50,984	15,696	15,875
Commercial real estate	46,107	26,113	19,129	22,048	21,924
Home equity	6,529	7,363	7,147	8,978	9,761
Residential real estate	26,071	13,797	16,383	17,977	12,749
Premium finance receivables – commercial	13,264	20,590	11,335	12,163	14,709
Premium finance receivables – life insurance	—	590	—	—	—
Consumer and other	436	231	348	740	439
Total non-accrual loans	$114,150	$105,908	$105,326	$77,602	$75,457
Total non-performing loans(4):
Commercial	$22,050	$37,224	$50,984	$15,696	$16,049
Commercial real estate	46,107	26,113	19,129	22,048	21,924
Home equity	6,529	7,363	7,147	8,978	9,761
Residential real estate	26,071	13,797	16,383	21,255	12,749
Premium finance receivables – commercial	26,056	32,107	19,134	21,405	22,671
Premium finance receivables – life insurance	—	590	—	—	3,717
Consumer and other	700	394	457	780	583
Total non-performing loans	$127,513	$117,588	$113,234	$90,162	$87,454
Other real estate owned	9,711	5,208	11,968	20,244	17,699
Other real estate owned – from acquisitions	6,847	9,963	12,852	20,402	22,583
Other repossessed assets	—	4	280	153	581
Total non-performing assets	$144,071	$132,763	$138,334	$130,961	$128,317
Accruing TDRs not included within non-performing assets	$47,023	$36,725	$33,281	$39,683	$29,911
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.18%	0.45%	0.65%	0.23%	0.27%
Commercial real estate	0.54	0.33	0.28	0.34	0.35
Home equity	1.54	1.44	1.29	1.35	1.34
Residential real estate	2.07	1.02	1.63	2.55	1.81
Premium finance receivables – commercial	0.64	0.93	0.67	0.81	0.91
Premium finance receivables – life insurance	—	0.01	—	—	0.11
Consumer and other	2.17	0.36	0.38	0.72	0.48
Total non-performing loans	0.40%	0.44%	0.48%	0.42%	0.44%
Total non-performing assets, as a percentage of total assets	0.32%	0.36%	0.44%	0.47%	0.50%
Allowance for credit losses as a percentage of nonaccrual loans	332.82%	149.62%	146.37%	179.34%	164.28%
(1)Includes $2.6 million of non-performing loans and $2.9 million of other real estate owned reclassified from covered assets as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.
(2)As of the dates shown no TDRs were past due greater than 90 days and still accruing interest.
(3)Non-accrual loans included TDRs totaling $21.2 million, $27.1 million, $32.8 million, $10.1 million and $11.8 million as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(4)Includes PCD loans. As a result of the adoption of ASU 2016-13, the Company transitioned all previously classified PCI loans to PCD loans effective January 1, 2020.

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

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at December 31, 2020 and 2019:

As of December 31, 2020 (Dollars in thousands)	Non-accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial:
Commercial, industrial and other, excluding PPP loans	$21,743	$307	$6,900	$44,345	$9,166,751	$9,240,046
Commercial PPP loans	—	—	—	36	2,715,885	2,715,921
Commercial real-estate:
Construction and development	5,633	—	—	5,344	1,360,825	1,371,802
Non-construction	40,474	—	5,178	26,772	7,049,906	7,122,330
Home equity	6,529	—	47	637	418,050	425,263
Residential real estate	26,071	—	1,635	12,584	1,219,308	1,259,598
Premium finance receivables:
Commercial insurance loans	13,264	12,792	6,798	18,809	4,002,826	4,054,489
Life insurance loans	—	—	21,003	30,465	5,805,968	5,857,436
Consumer and other	436	264	24	136	31,328	32,188
Total loans, net of unearned income	$114,150	$13,363	$41,585	$139,128	$31,770,847	$32,079,073

As of December 31, 2019 (Dollars in thousands)	Non-accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial:
Commercial, industrial and other, excluding PPP loans	$37,224	$1,855	$3,275	$77,324	$8,166,242	$8,285,920
Commercial PPP loans	—	—	—	—	—	—
Commercial real-estate:
Construction and development	2,112	3,514	5,292	48,964	1,223,567	1,283,449
Non-construction	24,001	11,432	26,254	48,603	6,626,537	6,736,827
Home equity	7,363	—	454	3,533	501,716	513,066
Residential real estate	13,797	5,771	3,089	18,041	1,313,523	1,354,221
Premium finance receivables:
Commercial insurance loans	20,590	11,517	12,119	18,783	3,379,018	3,442,027
Life insurance loans	590	—	—	32,559	5,041,453	5,074,602
Consumer and other	231	287	40	344	109,276	110,178
Total loans, net of unearned income	$105,908	$34,376	$50,523	$248,151	$26,361,332	$26,800,290
(1)Includes PCD loans and, for periods prior to the adoption of ASU 2016-13, purchased credit impaired ("PCI") loans. PCI loans represented loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings disclosed in comparative periods are based upon contractually required payments. As a result of the adoption of ASU 2016-13, the Company transitioned all previously classified PCI loans to PCD loans effective January 1, 2020.

As of December 31, 2020, $41.6 million of all loans, or 0.1%, were 60 to 89 days past due and $139.1 million, or 0.4%, were 30 to 59 days (or one payment) past due. As of December 31, 2019, $50.5 million of all loans, or 0.2%, were 60 to 89 days past due and $248.2 million, or 0.9%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2020 that are current with regard to the contractual terms of the loan agreement represent 98.3% of the total home equity portfolio. Residential real estate loans at December 31, 2020 that are current with regards to the contractual terms of the loan agreements comprise 96.8% of these residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans for the periods presented:

(Dollars in thousands)	2020	2019
Balance at beginning of period	$117,588	$113,234
Additions	85,993	96,355
Additions from the adoption of ASU 2016-13	37,285	—
Return to performing status	(10,254)	(14,774)
Payments received	(53,029)	(45,168)
Transfers to OREO and other repossessed assets	(14,557)	(3,061)
Charge-offs	(29,835)	(39,591)
Net change for niche loans (1)	(5,678)	10,593
Balance at end of period	$127,513	$117,588
(1)This includes activity for premium finance receivables and indirect consumer loans.

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

Allowance for Credit Losses

The allowance for credit losses, specifically the allowance for loan losses and the allowance for unfunded commitment losses, represents management’s estimate of lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan, as described below under “How We Determine the Allowance for Credit Losses” in this Item 7.

The following table sets forth the allocation of the allowance for credit losses by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for credit losses allocation:
Commercial	$94,212	37%	$64,920	31%	$67,826	33%	$57,811	31%	$44,493	30%
Commercial real-estate	243,603	26	68,511	30	61,661	29	56,496	30	53,095	31
Home equity	11,437	1	3,878	2	8,507	2	10,493	3	11,774	4
Residential real-estate	12,459	5	9,800	5	7,194	4	6,688	4	5,714	4
Premium finance receivables – commercial	17,267	13	8,132	13	6,144	12	5,356	12	6,125	12
Premium finance receivables – life insurance	510	18	1,515	19	1,571	19	1,490	19	1,500	18
Consumer and other	422	0	1,705	0	1,261	1	840	1	1,263	1
Total allowance for credit losses, excluding covered loans	$379,910	100%	$158,461	100%	$154,164	100%	$139,174	100%	$123,964	100%
Covered loans	—	—	—	—	—	—	—	—	1,322	0
Total allowance for credit losses	$379,910	100%	$158,461	100%	$154,164	100%	$139,174	100%	$125,286	100%
Allowance category as a percent of total allowance for credit losses:
Commercial	25%		41%		44%		42%		36%
Commercial real-estate	64		43		39		40		42
Home equity	3		3		6		7		9
Residential real-estate	3		6		5		5		5
Premium finance receivables—commercial	5		5		4		4		5
Premium finance receivables—life insurance	0		1		1		1		1
Consumer and other	0		1		1		1		1
Total allowance for credit losses, excluding covered loans	100%		100%		100%		100%		99%
Covered loans	—		—		—		—		1
Total allowance for credit losses	100%		100%		100%		100%		100%

Management determined that the allowance for credit losses was appropriate at December 31, 2020, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, Excluding Covered Loans

The following tables summarize the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the last five fiscal years.

(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance for credit losses, excluding covered loans, at beginning of year	$158,461	$154,164	$139,174	$123,964	$106,349
Cumulative effect adjustment from the adoption of ASU 2016-13	47,344	—	—	—	—
Provision for credit losses	214,235	53,864	34,832	29,982	34,790
Other adjustments (1)	179	(21)	(182)	238	(292)
Charge-offs:
Commercial	18,293	35,880	14,532	5,159	7,915
Commercial real estate	15,960	5,402	1,395	4,236	1,930
Home equity	2,061	3,702	2,245	3,952	3,998
Residential real estate	891	798	1,355	1,284	1,730
Premium finance receivables	15,472	12,902	12,228	7,335	8,193
Consumer and other	528	522	880	729	925
Total charge-offs	$53,205	$59,206	$32,635	$22,695	$24,691
Recoveries:
Commercial	5,092	2,845	1,457	1,870	1,594
Commercial real estate	1,835	2,516	5,631	2,190	2,945
Home equity	528	479	541	746	484
Residential real estate	184	422	2,075	452	225
Premium finance receivables	5,108	3,203	3,069	2,128	2,374
Consumer and other	149	195	202	299	186
Total recoveries	$12,896	$9,660	$12,975	$7,685	$7,808
Net charge-offs, excluding covered loans	$(40,309)	$(49,546)	$(19,660)	$(15,010)	$(16,883)
Allowance for credit losses, excluding covered loans, at year end	$379,910	$158,461	$154,164	$139,174	$123,964
Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.12%	0.41%	0.18%	0.05%	0.12%
Commercial real estate	0.17	0.04	(0.06)	0.03	(0.02)
Home equity	0.33	0.61	0.28	0.46	0.46
Residential real estate	0.06	0.04	(0.08)	0.11	0.23
Premium finance receivables	0.11	0.12	0.13	0.08	0.10
Consumer and other	0.52	0.29	0.50	0.34	0.54
Total loans, net of unearned income, excluding covered loans	0.13%	0.20%	0.09%	0.07%	0.09%
Net charge-offs as a percentage of the provision for credit losses	18.82%	91.99%	56.44%	50.06%	48.53%
Year-end total loans (excluding covered loans)	$32,079,073	$26,800,290	$23,820,691	$21,640,797	$19,703,172
Allowance for loan losses as a percentage of loans at end of year	1.00%	0.59%	0.64%	0.64%	0.62%
Allowance for credit losses as a percentage of loans at end of year	1.18	0.59	0.65	0.64	0.63
Allowance for credit losses as a percentage of loans at end of year, excluding PPP loans	1.29	0.59	0.65	0.64	0.63
(1)Includes $742,000 of allowance for covered loan losses reclassified as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $60.5 million as of December 31, 2020 compared to $1.6 million as of December 31, 2019. The increase in allowance for unfunded lending-related commitments in 2020 was primarily the result of the adoption of CECL as of January 1, 2020 and deterioration in macroeconomic conditions subsequent to that date related to COVID-19.

Additions to the allowance for credit losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for credit losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for credit losses. See Note 5 of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of activity within the allowance for credit losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio.

How We Determine the Allowance for Credit Losses

The allowance for credit losses is measured on a collective or pooled basis by loans that share similar risk characteristics. If the loan no longer exhibits risk characteristics similar to that of a pool, typically due to credit deterioration of the related borrower, the Company analyzes the loan for purposes of individually assessing a specific allowance for credit loss as part of the Problem Loan Reporting system review. A separate reserve is collectively measured for loans continuing to share risk characteristics and, as a result, remaining in the pools. See Note 5 of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of the allowance for credit losses measurement process.

Collective Measurement

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis and incorporates third party economic forecasts. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macroeconomic scenario provided by a third-party and reviewed within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are only considered when either 1) the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable, or 2) the expected extension, renewal or modification is reasonably expected to result in a TDR. The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

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

TDRs

At December 31, 2020, the Company had $68.2 million in loans modified in as TDRs. The $68.2 million in TDRs represents 286 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $63.8 million representing 255 credits at December 31, 2019.

Concessions were granted on a case-by-case basis working with these borrowers to find modified terms that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 5, “Allowance for Credit Losses” of Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was individually assessed when measuring the allowance for credit losses at December 31, 2020 and approximately $2.9 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at December 31, 2020, the Company was committed to lend additional funds to borrowers totaling $1.1 million under the contractual terms related to TDRs compared to no commitments to lend additional funds to borrowers at December 31, 2019.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Accruing TDRs:
Commercial	$7,699	$4,905
Commercial real estate	10,549	9,754
Residential real estate and other	28,775	22,066
Total accruing TDRs	$47,023	$36,725
Non-accrual TDRs: (1)
Commercial	$10,491	$13,834
Commercial real estate	6,177	7,119
Residential real estate and other	4,501	6,158
Total non-accrual TDRs	$21,169	$27,111
Total TDRs:
Commercial	$18,190	$18,739
Commercial real estate	16,726	16,873
Residential real estate and other	33,276	28,224
Total TDRs	$68,192	$63,836
(1)Included in total non-performing loans.

TDR Rollforward

The table below presents a summary of TDRs as of December 31, 2020, 2019 and 2018, and shows the changes in the balance during those periods:

Year Ended December 31, 2020 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,739	$16,873	$28,224	$63,836
Additions during the period	12,362	19,281	14,229	45,872
Reductions:
Charge-offs	(5,016)	(8,004)	(715)	(13,735)
Transferred to OREO and other repossessed assets	—	(857)	(945)	(1,802)
Removal of TDR loan status (1)	(65)	(257)	(1,202)	(1,524)
Payments received	(7,830)	(10,310)	(6,315)	(24,455)
Balance at period end	$18,190	$16,726	$33,276	$68,192

Year Ended December 31, 2019 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$36,319	$15,447	$14,336	$66,102
Additions during the period	26,341	7,018	20,206	53,565
Reductions:
Charge-offs	(20,771)	(589)	38	(21,322)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	(856)	—	(856)
Payments received	(23,150)	(4,147)	(6,356)	(33,653)
Balance at period end	$18,739	$16,873	$28,224	$63,836

Year Ended December 31, 2018 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$23,917	$17,500	$8,369	$49,786
Additions during the period	18,967	514	9,762	29,243
Reductions:
Charge-offs	(2,385)	(2)	(468)	(2,855)
Transferred to OREO and other repossessed assets	(37)	(119)	—	(156)
Removal of TDR loan status (1)	(654)	(631)	—	(1,285)
Payments received	(3,489)	(1,815)	(3,327)	(8,631)
Balance at period end	$36,319	$15,447	$14,336	$66,102
(1)Loan was previously classified as a TDR and subsequently performed in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

On March 22, 2020 interagency guidance was issued titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effect of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020, until the earlier of December 31, 2020 (subsequently extended to January 1, 2022 under CAA), or the date that is 60 days after the date on which the national emergency concerning COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Modifications qualifying for the exemption from TDR classification totaled approximately $279.6 million as of December 31, 2020.

The table below presents a summary of all COVID-19 related modified loans, including those not qualifying for the exemption under Section 4013, as of December 31, 2020, presented by loan category and type of modification:

(in thousands)	Interest-only	Full Payment Deferral	Line Increases	Other	Total
Commercial	$118,186	$22,299	$45,530	$9,905	$195,920
Commercial real estate	78,213	44,391	—	13,718	136,322
Home equity	—	1,469	—	—	1,469
Residential real estate	—	407	—	—	407
Premium finance receivables	—	10,673	—	—	10,673
Consumer and other	—	29	—	—	29
Total loans, net of unearned income	$196,399	$79,268	$45,530	$23,623	$344,820

Potential Problem Loans

Management believes that any loan where there are serious doubts as to the ability of such borrowers to comply with the present loan repayment terms should be identified as a non-performing loan and should be included in the disclosure of “Past Due Loans and Non-Performing Assets.” At the periods presented in this Annual Report on Form 10-K, the Company has no potential problem loans as defined by SEC regulations.

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2020, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

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

	Year Ended
(Dollars in thousands)	December 31,	December 31,
	2020	2019
Balance at beginning of period	$15,171	$24,820
Disposal/resolved	(10,776)	(14,516)
Transfers in at fair value, less costs to sell	13,239	5,722
Additions from acquisition	—	2,179
Fair value adjustments	(1,076)	(3,034)
Balance at end of period	$16,558	$15,171

	Period End
(Dollars in thousands)	December 31,	December 31,
	2020	2019
Residential real estate	$2,324	$1,016
Residential real estate development	1,691	810
Commercial real estate	12,543	13,345
Total	$16,558	$15,171

Deposits and Other Funding Sources

Total deposits at December 31, 2020, were $37.1 billion, increasing $7.0 billion, or 23%, compared to the $30.1 billion at December 31, 2019. Average deposit balances in 2020 were $34.0 billion, reflecting an increase of $6.6 billion, or 24%, compared to the average balances in 2019.

The increase in year end and average deposits in 2020 over 2019 is primarily attributable to additional deposits related to PPP lending and the Company's continued overall growth during 2020. Average non-interest bearing deposits increased $2.7 billion, or 41% in 2020 compared to 2019, with period end balances ending at 32% of total deposits at December 31, 2020, compared to 24% at December 31, 2019.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$9,432,090	28%	$6,711,298	25%	$6,545,251	28%
NOW and interest-bearing demand deposits	3,298,554	10	2,903,441	11	2,436,791	10
Wealth management deposits	3,882,975	11	2,761,936	10	2,356,145	10
Money market accounts	8,874,488	26	6,659,376	24	5,105,244	21
Savings accounts	3,354,662	10	2,834,381	10	2,684,661	11
Time certificates of deposit	5,142,938	15	5,467,192	20	4,872,590	20
Total average deposits	$33,985,707	100%	$27,337,624	100%	$24,000,682	100%

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

The following table presents average deposit balances for each bank and the relative percentage of total consolidated average deposits held by each bank during each of the past three years:

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Wintrust Bank	$6,819,748	20%	$5,249,917	19%	$4,549,385	19%
Lake Forest Bank	3,614,371	11	3,000,910	12	2,627,628	11
Hinsdale Bank	3,052,738	9	2,191,744	8	1,945,538	8
Northbrook Bank	2,583,597	8	2,263,964	8	1,835,242	8
Town Bank	2,383,930	7	1,879,208	7	1,675,926	7
Barrington Bank	2,188,226	6	1,708,232	6	1,552,299	6
Wheaton Bank	2,040,385	6	1,540,076	6	1,311,340	6
Village Bank	1,767,994	5	1,422,208	5	1,234,009	5
Old Plank Trail Bank	1,623,980	5	1,405,279	5	1,283,627	5
Libertyville Bank	1,592,267	5	1,348,820	5	1,244,853	5
St. Charles Bank	1,440,961	4	1,085,324	4	941,276	4
Beverly Bank	1,434,404	4	1,229,752	4	1,070,510	4
State Bank of the Lakes	1,240,211	4	1,061,278	4	956,470	4
Schaumburg Bank	1,160,111	3	995,613	4	925,259	4
Crystal Lake Bank	1,042,784	3	955,299	3	847,320	4
Total deposits	$33,985,707	100%	$27,337,624	100%	$24,000,682	100%
Percentage increase from prior year		24%		14%		9%

Average deposit balances for each bank as a percentage of total consolidated average deposits held by each bank remained relatively consistent between 2019 and 2020. Increase in average deposit balances were primarily attributable to additional deposits related to PPP lending and the Company's continued overall growth during 2020.

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2020		2019		2018
	Average	Percent	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Federal Home Loan Bank advances	$1,156,106	49%	$658,669	40%	$713,539	51%
Subordinated notes	436,275	19	309,178	19	139,140	10

Notes payable	122,091	5	137,170	8	67,176	5
Short-term borrowings	17,965	1	44,240	3	21,270	2
Other	60,908	3	47,028	3	48,333	3
Secured borrowings	295,729	12	200,396	12	152,836	11
Total other borrowings	496,693	21	428,834	26	289,615	21

Junior subordinated debentures	253,566	11	253,566	15	253,566	18
Total other funding sources	$2,342,640	100%	$1,650,247	100%	$1,395,860	100%

Notes payable balances represent the balances on a $200.0 million loan agreement (“Credit Agreement”) with unaffiliated banks consisting of a $50.0 million revolving credit facility (“Revolving Credit Facility”) and a $150.0 million term facility (“Term Facility”). Both the Revolving Credit Facility and the Term Facility are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2020, the Company had a notes payable balance of $101.7 million under the Term Facility. At December 31, 2020, the Company had no outstanding balance under the Revolving Credit Facility. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of notes payable.

FHLB advances provide the banks with access to fixed-rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. FHLB advances to the banks totaled $1.2 billion at December 31, 2020 and $674.9 million at December 31, 2019. See Note 11, “Federal Home Loan Bank Advances,” to the Consolidated Financial Statements in Item 8 for further discussion of the terms of these advances.

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of these secured borrowings under this agreement. At December 31, 2020, the translated balance of the secured borrowings totaled $329.9 million.

At December 31, 2020 and 2019, subordinated notes totaled $436.5 million and $436.1 million, respectively. During 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024. See Note 12, “Subordinated Notes,” to the Consolidated Financial Statements in Item 8 for further discussion.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $11.4 million and $20.5 million at December 31, 2020 and 2019, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

The Company has $253.6 million of junior subordinated debentures outstanding as of December 31, 2020 and 2019. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note 14, “Junior Subordinated Debentures,” to the Consolidated Financial Statements in Item 8 for further discussion of the Company’s junior subordinated debentures. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

Other borrowings at December 31, 2020 include a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 (“Fixed-Rate Promissory Note”) related to and secured by three office buildings owned by the Company. At December 31, 2020, the Fixed-Rate Promissory Note had a balance of $65.1 million. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. An amendment to the Fixed-Rate Promissory Note was executed on and became effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

In response to the COVID-19 pandemic, the Company will continue to manage funding sources discussed above, including the utilization of availability with the FHLB and FRB and the Revolving Credit Facility with unaffiliated banks, to access needed liquidity in a timely manner.

Shareholders’ Equity. Total shareholders’ equity was $4.1 billion at December 31, 2020, an increase of $424.7 million from the December 31, 2019 total of $3.7 billion. The increase in 2020 was primarily a result of net income of $293.0 million, $277.6 million of net proceeds from the issuance of shares of Series E preferred stock in May 2020, $55.8 million in net unrealized gains from investment securities, net of tax, $13.7 million from the issuance of shares of the Company's common stock pursuant to various stock compensation plans, net of treasury shares, and $4.3 million of foreign currency translation adjustments, net of tax, partially offset by common stock repurchased under authorized program of $92.1 million, common stock dividends of $64.5 million and preferred stock dividends of $21.4 million, $9.9 million of net unrealized losses on cash flow hedges, net of tax, $4.9 million debited to surplus for stock-based compensation costs and a one-time cumulative effect adjustment from the adoption of ASU 2016-13, net of tax, of $26.7 million. See Note 23, “Shareholders’ Equity,” to the Consolidated Financial Statements in Item 8 for further discussion of shareholders’ equity.

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

The following table summarizes the capital guidelines for bank holding companies as of December 31, 2020, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2020, 2019 and 2018:

	Minimum Ratios	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized Ratios (2)	2020	2019	2018
Common Equity Tier 1 capital to risk-weighted assets	4.5%	7.00%	N/A	8.8%	9.2%	9.3%
Tier 1 capital to risk-weighted assets	6.0	8.50	6.0	10.0	9.6	9.7
Total capital to risk-weighted assets	8.0	10.50	10.0	12.6	12.2	11.6
Tier 1 leverage ratio	4.0	N/A	N/A	8.1	8.7	9.1
Total average equity to total average assets	N/A	N/A	N/A	9.5	10.4	10.7
Dividend payout ratio	N/A	N/A	N/A	23.9	16.6	13.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2020 would exceed such revised well-capitalized standard.

As reflected in the table, each of the Company’s capital ratios at December 31, 2020, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 19 to the Consolidated Financial Statements in Item 8 for further information on the capital positions of the banks.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes 12, 13, 14 and 23 to the Consolidated Financial Statements in Item 8 for further information on the Company’s subordinated notes, other borrowings, junior subordinated debentures and shareholders’ equity, respectively. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.

In June 2015, the Company issued and sold 5,000,000 shares of fixed-to-floating non-cumulative perpetual preferred stock, Series D, liquidation preference of $25 per share (the “Series D Preferred Stock”) for $125.0 million in a public offering. When, as and if declared, dividends on the Series D Preferred Stock are payable quarterly in arrears at a rate of 6.50% per annum from the original issuance date to, but excluding, July 15, 2025, and from (and including) that date at a floating rate equal to three-month LIBOR plus a spread of 4.06% per annum. The dividend rate of such floating rate dividends will be reset quarterly. The Company received proceeds, after deducting underwriting discounts, commissions and related costs, of approximately $120.8 million from the issuance, which were intended to be used for general corporate purposes. The Series D Preferred Stock is listed on the NASDAQ Global Select Market under the symbol “WTFCM.” In January, April, July and October of 2020, Wintrust declared a quarterly cash dividend of $0.41 per share of Series D preferred stock.

In May 2020, the Company issued 11,500 shares of fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a $287.5 million public offering of 11,500,000 depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock. When, as and if declared, dividends on the Series E Preferred Stock are payable quarterly in arrears at a fixed rate of 6.875% per annum. In July and October of 2020, Wintrust declared a quarterly cash dividend of $716.15 and $429.69, respectively, per share of Series E preferred stock.

The Board approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve semi-annual dividends until quarterly dividends were approved starting in 2014. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's Series D and Series E Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on September 18, 2018, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2020, Wintrust declared a quarterly cash dividend of $0.28 per common share. In January, April, July and October of 2019, Wintrust declared a quarterly cash dividend of $0.25 per common share. In January of 2021, Wintrust declared a quarterly cash dividend of $0.31 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2020, 2019 and 2018, the subsidiaries paid dividends to Wintrust totaling $253.0 million, $139.0 million, and $111.0 million, respectively. At January 1, 2021, subject to minimum capital requirements at the banks, approximately $467.1 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

In response to the COVID-19 pandemic, the Company continues to leverage its capital management framework to assess and monitor risk when making capital decisions. The Company will continuously evaluate the adequacy of capital as a result of the uncertainty from the COVID-19 pandemic.

Liquidity management at the banks involves planning to meet anticipated funding needs at a reasonable cost. Liquidity management is guided by policies, formulated and monitored by the Company’s senior management and each Bank’s asset/liability committee, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. The banks’ principal sources of funds are deposits, short-term borrowings and capital contributions from the holding company. In addition, the banks are eligible to borrow under FHLB advances and at the FRB Discount Window, another source of liquidity.

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In 2020, we increased our liquid assets to ensure that we have the balance sheet strength to serve our clients through the COVID-19 pandemic. As a result, the Company believes that it has sufficient funds and access to funds to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Total deposits	$37,092,651	$30,107,138	$26,094,678	$23,183,347	$21,658,632
Brokered Deposits (1)	1,843,227	1,011,404	1,071,562	1,445,306	1,159,475
Brokered deposits as a percentage of total deposits (1)	5.0%	3.4%	4.1%	6.2%	5.4%
(1)Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2020 and 2019, the banks had approximately $2.4 billion and $1.7 billion, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.

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

Contractual Obligations. The following table presents, as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements in Item 8:

		Payments Due in
(Dollars in thousands)	Note Reference	One year or less	From one to three years	From three to five years	Over five years	Total
Deposits	10	$36,023,747	$1,023,967	$44,129	$808	$37,092,651
FHLB advances (1)	11	62,987	—	25,442	1,140,000	1,228,429
Subordinated notes	12	—	—	139,473	297,033	436,506
Other borrowings	13	364,671	93,487	60,102	668	518,928
Junior subordinated debentures	14	—	—	—	253,566	253,566
Lease commitments	16	22,022	42,114	37,059	134,525	235,720
Purchase obligations (2)		70,147	88,548	41,296	36,685	236,676
Total		$36,543,574	$1,248,116	$347,501	$1,863,285	$40,002,476
(1)Certain advances provide the FHLB with call dates which are not reflected in the above table.
(2)Purchase obligations presented above primarily relate to certain contractual cash obligations for pending acquisitions, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2020 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2020. Further information on these commitments is included in Note 20 of the Consolidated Financial Statements in Item 8.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$3,240,673	2,273,483	749,931	140,351	6,404,438
Residential real estate	1,727,894	—	—	—	1,727,894
Revolving home equity lines of credit	756,198	—	—	—	756,198
Letters of credit	267,802	46,454	32,943	1,007	348,206
Commitments to sell mortgage loans	2,332,032	—	—	—	2,332,032

Our remaining commitment to fund community investments totaled $28.5 million, which includes future cash outlays for the construction and development of properties for low-income housing, support for small businesses, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the commitments table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2020, the liability for estimated losses on repurchase and indemnification was $0.8 million and was included in other liabilities on the balance sheet.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at December 31, 2020 and December 31, 2019 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2020	25.0%	11.6%	(7.9)%	(16.0)%
December 31, 2019	18.6	9.7	(10.9)	(21.2)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2020	11.4%	5.7%	(3.3)%	(6.9)%
December 31, 2019	9.3	4.8	(5.0)	(10.4)

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps, floors and collars, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 21, “Derivative Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s derivative financial instruments.

During 2020 and 2019, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use other financial derivative instruments. There were no covered call options outstanding as of December 31, 2020 or 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Wintrust Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Adoption of ASU 2016-13

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments. See below for discussion of our related critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses
Description of the Matter	As discussed above, on January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments which resulted in an increase in the allowance for credit losses (ACL) of $47.4 million and reduced retained earnings, net of deferred tax by $26.7 million through a cumulative-effect adjustment. At December 31, 2020, the Company’s loan portfolio totaled $32.1 billion and the associated ACL was $380.0 million. As more fully described in Notes 1 and 5 to the consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual term of the loan. The ACL is measured on a collective or pooled basis when assets share the same risk characteristics or on an individual basis when assets do not share similar risk characteristics. For assets measured on a collective basis, the Company applies modeling methodologies that utilize the Company’s historical loss experience to estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. The historical credit loss experience utilized in the ACL models is adjusted for the Company’s reasonable and supportable economic forecasts. The modeled results are then adjusted for certain qualitative factors. For assets measured on an individual basis, the Company measures the expected losses primarily based on the estimated collateral value.

Auditing management’s estimate of the ACL was especially challenging due to the complexity of the Company’s ACL models and the significant judgement required in establishing management’s reasonable and supportable economic forecasts.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the ACL process, including among other things, controls over management’s process of assessing and challenging the reasonable and supportable economic forecasts, the development, operation and monitoring of the ACL models, and the completeness and accuracy of key inputs and assumptions used in the ACL models.

To test the Company’s ACL models, we involved our specialists to test a sample of the ACL models by evaluating model methodology, model performance and testing key modeling assumptions. Additionally, we tested the accuracy of data utilized by the models by agreeing key data fields to source documentation and performed targeted re-calculations for a sample of models.

To test the reasonable and supportable economic forecasts, our audit procedures included among others, evaluating the basis of the economic forecast factors utilized by management, testing the completeness and accuracy of data used by management to develop the economic forecasts, and comparing management’s economic forecasts to other available external sources for contrary or corroborative evidence.

In addition, we evaluated the overall ACL and whether the ACL appropriately reflects expected lifetime losses in the loan portfolio as of the consolidated balance sheet date. For example, we compared the overall ACL amount to those established by similar banking institutions with similar loan portfolios.

Valuation of goodwill
Description of the Matter
At December 31, 2020, the Company's goodwill was $645.7 million. As discussed in Notes 1 and 8 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company has goodwill assigned to each of its reporting units, Community Banking, Specialty Finance, and Wealth Management. For each reporting unit, the Company performed a quantitative impairment test as of October 1, 2020, in which the Company compared its estimate of each reporting units’ fair value to the respective reporting units’ carrying value.

Auditing management's annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the discount rate and certain projected financial information. These assumptions are affected by expectations about future market or economic conditions, particularly as a result of the uncertainty around the COVID-19 pandemic and timing of economic recovery.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

We involved our specialists to test the estimated fair value of the Company’s reporting units. Our audit procedures included, among others, assessing management’s methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to recent and current industry and economic trends. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate changes in the fair value of the reporting units resulting from changes in the assumptions. In addition, we tested management's reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1999.
Chicago, Illinois
February 26, 2021

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share data)	2020	2019
Assets
Cash and due from banks	$322,415	$286,167
Federal funds sold and securities purchased under resale agreements	59	309
Interest-bearing deposits with banks	4,802,527	2,164,560
Available-for-sale securities, at fair value	3,055,839	3,106,214
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $59 at December 31, 2020 ($593.8 million and $1.1 billion fair value at December 31, 2020 and December 31, 2019, respectively)	579,138	1,134,400
Trading account securities	671	1,068
Equity securities with readily determinable fair value	90,862	50,840
Federal Home Loan Bank and Federal Reserve Bank stock	135,588	100,739
Brokerage customer receivables	17,436	16,573
Mortgage loans held-for-sale, at fair value	1,272,090	377,313
Loans, net of unearned income	32,079,073	26,800,290
Allowance for loan losses	(319,374)	(156,828)
Net loans	31,759,699	26,643,462
Premises and equipment, net	768,808	754,328
Lease investments, net	242,434	231,192
Accrued interest receivable and other assets	1,351,455	1,061,141
Goodwill	645,707	645,220
Other intangible assets	36,040	47,057
Total assets	$45,080,768	$36,620,583

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$11,748,455	$7,216,758
Interest bearing	25,344,196	22,890,380
Total deposits	37,092,651	30,107,138
Federal Home Loan Bank advances	1,228,429	674,870
Other borrowings	518,928	418,174
Subordinated notes	436,506	436,095
Junior subordinated debentures	253,566	253,566
Trade date securities payable	200,907	—
Accrued interest payable and other liabilities	1,233,786	1,039,490
Total liabilities	40,964,773	32,929,333
Shareholders' Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at December 31, 2020 and no shares issued and outstanding at December 31, 2019	287,500	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2020 and 2019; 58,473,252 shares issued at December 31, 2020 and 57,950,803 shares issued at December 31, 2019	58,473	57,951
Surplus	1,649,990	1,650,278
Treasury stock, at cost, 1,703,627 shares at December 31, 2020 and 128,912 shares at December 31, 2019	(100,363)	(6,931)
Retained earnings	2,080,013	1,899,630
Accumulated other comprehensive income (loss)	15,382	(34,678)
Total shareholders’ equity	4,115,995	3,691,250
Total liabilities and shareholders’ equity	$45,080,768	$36,620,583

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Interest income
Interest and fees on loans	$1,157,249	$1,228,480	$1,044,502
Mortgage loans held-for-sale	20,077	11,992	15,738
Interest-bearing deposits with banks	8,553	29,803	17,090
Federal funds sold and securities purchased under resale agreements	102	700	1
Investment securities	99,634	108,046	87,382
Trading account securities	37	39	43
Federal Home Loan Bank and Federal Reserve Bank stock	6,891	5,416	5,331
Brokerage customer receivables	477	666	723
Total interest income	1,293,020	1,385,142	1,170,810
Interest expense
Interest on deposits	189,178	278,892	166,553
Interest on Federal Home Loan Bank advances	18,193	9,878	12,412
Interest on other borrowings	12,773	13,897	8,599
Interest on subordinated notes	21,961	15,555	7,121
Interest on junior subordinated debentures	11,008	12,001	11,222
Total interest expense	253,113	330,223	205,907
Net interest income	1,039,907	1,054,919	964,903
Provision for credit losses	214,220	53,864	34,832
Net interest income after provision for credit losses	825,687	1,001,055	930,071
Non-interest income
Wealth management	100,336	97,114	90,963
Mortgage banking	346,013	154,293	136,990
Service charges on deposit accounts	45,023	39,070	36,404
(Losses) gains on investment securities, net	(1,926)	3,525	(2,898)
Fees from covered call options	2,292	3,670	3,519
Trading (losses) gains, net	(1,004)	(158)	11
Operating lease income, net	47,604	47,041	38,451
Other	65,851	62,617	52,710
Total non-interest income	604,189	407,172	356,150
Non-interest expense
Salaries and employee benefits	626,076	546,420	480,077
Equipment	68,496	52,328	42,949
Operating lease equipment depreciation	37,915	35,760	29,305
Occupancy, net	69,957	64,289	57,814
Data processing	30,196	27,820	35,027
Advertising and marketing	36,296	48,595	41,140
Professional fees	27,426	27,471	32,306
Amortization of other intangible assets	11,018	11,844	4,571
FDIC insurance	25,004	9,199	17,209
OREO expense, net	(921)	3,628	6,120
Other	108,632	100,772	79,570
Total non-interest expense	1,040,095	928,126	826,088
Income before taxes	389,781	480,101	460,133
Income tax expense	96,791	124,404	116,967
Net income	$292,990	$355,697	$343,166
Preferred stock dividends	21,377	8,200	8,200
Net income applicable to common shares	$271,613	$347,497	$334,966
Net income per common share—Basic	$4.72	$6.11	$5.95
Net income per common share—Diluted	$4.68	$6.03	$5.86
Cash dividends declared per common share	$1.12	$1.00	$0.76
Weighted average common shares outstanding	57,523	56,857	56,300
Dilutive potential common shares	496	762	908
Average common shares and dilutive common shares	58,019	57,619	57,208

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net income	$292,990	$355,697	$343,166
Unrealized gains (losses) on available-for-sale securities
Before tax	76,464	79,702	(27,408)
Tax effect	(20,378)	(21,361)	7,354
Net of tax	56,086	58,341	(20,054)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	221	899	33
Tax effect	(59)	(241)	(9)
Net of tax	162	658	24
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	231	479	89
Tax effect	(62)	(131)	(24)
Net of tax	169	348	65
Net unrealized gains (losses) on available-for-sale securities	55,755	57,335	(20,143)
Unrealized losses on derivative instruments
Before tax	(13,591)	(28,685)	(1,160)
Tax effect	3,642	7,687	310
Net unrealized losses on derivative instruments	(9,949)	(20,998)	(850)
Foreign currency translation adjustment
Before tax	5,367	7,483	(12,216)
Tax effect	(1,113)	(1,626)	3,026
Net foreign currency translation adjustment	4,254	5,857	(9,190)
Total other comprehensive income (loss)	50,060	42,194	(30,183)
Comprehensive income	$343,050	$397,891	$312,983
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2017	$125,000	$56,068	$1,529,035	$(4,986)	$1,313,657	$(41,835)	$2,976,939
Cumulative effect adjustment from the adoption of:
ASU 2016-01	—	—	—	—	1,880	(1,880)	—
ASU 2017-12	—	—	—	—	(116)	—	(116)
ASU 2018-02	—	—	—	—	2,974	(2,974)	—
Net income	—	—	—	—	343,166	—	343,166
Other comprehensive loss, net of tax	—	—	—	—		(30,183)	(30,183)
Cash dividends declared on common stock, $0.76 per share	—	—	—	—	(42,787)	—	(42,787)
Dividends on preferred stock, $1.64 per share	—	—	—	—	(8,200)	—	(8,200)
Stock-based compensation	—	—	13,496	—	—	—	13,496
Common stock issued for:
Exercise of stock options and warrants	—	299	11,359	(192)	—	—	11,466
Restricted stock awards	—	101	(101)	(456)	—	—	(456)
Employee stock purchase plan	—	31	2,492	—	—	—	2,523
Director compensation plan	—	19	1,703	—	—	—	1,722
Balance at December 31, 2018	$125,000	$56,518	$1,557,984	$(5,634)	$1,610,574	$(76,872)	$3,267,570
Cumulative effect adjustment from the adoption of ASU 2017-08	—	—	—	—	(1,531)	—	(1,531)
Net income	—	—	—	—	355,697	—	355,697
Other comprehensive income, net of tax	—	—	—	—	—	42,194	42,194
Cash dividends declared on common stock, $1.00 per share	—	—	—	—	(56,910)	—	(56,910)
Dividends on preferred stock, $1.64 per share	—	—	—	—	(8,200)	—	(8,200)
Stock-based compensation	—	—	11,304	—	—	—	11,304
Common stock issued for:
Acquisitions	—	1,074	70,682	—	—	—	71,756
Exercise of stock options and warrants	—	146	5,541	(844)	—	—	4,843
Restricted stock awards	—	150	(150)	(453)	—	—	(453)
Employee stock purchase plan	—	44	2,775	—	—	—	2,819
Director compensation plan	—	19	2,142	—	—	—	2,161
Balance at December 31, 2019	$125,000	$57,951	$1,650,278	$(6,931)	$1,899,630	$(34,678)	$3,691,250
Cumulative effect adjustment from the adoption of ASU 2016-13, net of tax	—	—	—	—	(26,717)	—	(26,717)
Net income	—	—	—	—	292,990	—	292,990
Other comprehensive income, net of tax	—	—	—	—	—	50,060	50,060
Cash dividends declared on common stock, $1.12 per share	—	—	—	—	(64,513)	—	(64,513)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,145.84 per share	—	—	—	—	(21,377)	—	(21,377)
Common stock repurchased under authorized program	—	—	—	(92,055)	—	—	(92,055)
Stock-based compensation	—	—	(4,938)	—	—	—	(4,938)
Issuance of Series E preferred stock	287,500	—	(9,887)	—	—	—	277,613
Common stock issued for:
Exercise of stock options and warrants	—	229	9,434	(625)	—	—	9,038
Restricted stock awards	—	201	(201)	(752)	—	—	(752)
Employee stock purchase plan	—	72	2,906	—	—	—	2,978
Director compensation plan	—	20	2,398	—	—	—	2,418
Balance at December 31, 2020	$412,500	$58,473	$1,649,990	$(100,363)	$2,080,013	$15,382	$4,115,995
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2020	2019	2018
Operating Activities:
Net income	$292,990	$355,697	$343,166
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	214,220	53,864	34,832
Depreciation, amortization and accretion, net	96,369	88,362	67,665
Deferred income tax (benefit) expense	(4,058)	44,557	55,224
Stock-based compensation (benefit) expense	(4,938)	11,304	13,496
Net amortization of premium on securities	10,881	6,605	7,411
Accretion of discounts on loans	(81,604)	(26,624)	(20,318)
Mortgage servicing rights fair value change, net	62,859	35,536	5,370
Originations and purchases of mortgage loans held-for-sale	(8,004,730)	(4,497,921)	(3,955,438)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. Government Agencies	(297,599)	—	—
Proceeds from sales of mortgage loans held-for-sale	7,624,799	4,484,838	4,076,887
BOLI income	(4,488)	(4,846)	(5,448)
Decrease (increase) in trading securities, net	397	624	(697)
Net (increase) decrease in brokerage customer receivables	(863)	(3,964)	13,822
Gains on mortgage loans sold	(339,127)	(135,607)	(104,998)
Losses (gains) on investment securities, net, and dividend reinvestment on equity securities	2,373	(3,525)	2,000
Losses on sales of premises and equipment, net	421	92	64
Net (gains) losses on sales and fair value adjustments of other real estate owned	(1,421)	1,921	4,664
Increase in accrued interest receivable and other assets, net	(131,870)	(133,022)	(133,519)
Increase (decrease) in accrued interest payable and other liabilities, net	46,924	(11,898)	(27,001)
Net Cash (Used for) Provided by Operating Activities	(518,465)	265,993	377,182
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	1,613,143	718,345	352,683
Proceeds from maturities and calls of held-to-maturity securities	879,713	422,959	11,129
Proceeds from sales of available-for-sale securities	502,250	972,253	214,196
Proceeds from sales of equity securities with readily determinable fair value	6,530	19,200	1,895
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,857	1,764	1,324
Purchases of available-for-sale securities	(1,998,380)	(2,226,834)	(1,095,375)
Purchases of held-to-maturity securities	(125,220)	(493,389)	(253,129)
Purchases of equity securities with readily determinable fair value	(45,735)	(32,729)	—
Purchases of equity securities without readily determinable fair value	(5,118)	(4,394)	(4,592)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock, net	(34,849)	(9,385)	(1,365)
Distributions from investments in partnerships, net	76	1,955	3,409
Net cash paid in business combinations	—	(108,365)	(53,871)
Proceeds from sales of other real estate owned	10,776	14,516	19,375
Net increase in interest-bearing deposits with banks	(2,636,581)	(983,513)	(15,988)
Net increase in loans	(5,290,668)	(2,229,637)	(1,883,354)
Redemption of BOLI	3,428	326	8,438
Purchases of premises and equipment, net	(63,646)	(82,021)	(68,273)
Net Cash Used for Investing Activities	(7,182,424)	(4,018,949)	(2,763,498)
Financing Activities:
Increase in deposit accounts	6,985,964	3,142,499	2,547,399
Increase in other borrowings, net	88,596	15,480	137,257
Increase (decrease) in Federal Home Loan Bank advances, net	553,500	248,442	(147,999)
Cash payments to settle contingent consideration liabilities recognized in business combinations	(4,523)	(66)	—
Proceeds from the issuance of preferred stock, net	277,613	—	—
Proceeds from the issuance of subordinated notes, net	—	296,617	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	15,059	10,667	15,903
Common stock repurchases under authorized program	(92,055)	—	—
Common stock repurchases for tax withholdings related to stock-based compensation	(1,377)	(1,297)	(648)
Dividends paid	(85,890)	(65,110)	(50,987)
Net Cash Provided by Financing Activities	7,736,887	3,647,232	2,500,925
Net Increase (Decrease) in Cash and Cash Equivalents	35,998	(105,724)	114,609
Cash and Cash Equivalents at Beginning of Period	286,476	392,200	277,591
Cash and Cash Equivalents at End of Period	$322,474	$286,476	$392,200
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$257,408	$327,329	$197,911
Income taxes, net	105,268	60,845	69,118
Business combinations and asset acquisitions:
Fair value of assets acquired, including cash and cash equivalents	—	1,093,254	485,368
Value ascribed to goodwill and other intangible assets	—	80,581	109,548
Fair value of liabilities assumed	—	896,686	423,234
Non-cash activities
Transfer to other real estate owned from loans	13,239	5,722	7,936
Common stock issued for acquisitions	—	71,756	—

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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the Company. The weighted-average number of common shares outstanding is increased by the assumed conversion of any outstanding convertible preferred stock shares from the beginning of the year or date of issuance, if later, and the number of common shares that would be issued assuming the exercise of stock options, the issuance of restricted shares and stock warrants using the treasury stock method. The adjustments to the weighted-average common shares outstanding are only made when such adjustments will dilute earnings per common share. Net income applicable to common shares used in the diluted earnings per share calculation can be affected by the conversion of the Company's preferred stock, if any such convertible shares are outstanding. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is not adjusted by the associated preferred dividends.

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

Results of operations of the acquired business are included in the income statement from the effective date of acquisition. Subsequent adjustments to provisional amounts that are identified in reporting periods within one year after the acquisition date in a business combination are recognized in the reporting period in which the adjustment amounts are determined.

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

Subsequent to classification at the time of purchase, the Company may transfer debt securities between trading, held-to-maturity, or available-for-sale. For debt securities transferred to trading, the current unrealized gain or loss at the date of transfer, net of related taxes, is immediately recognized in earnings. Debt securities transferred from trading to either held-to-maturity or available-for-sale have already recognized any unrealized gain or loss into earnings and this amount is not reversed. Unrealized gains or losses, net related taxes, for available-for-sale debt securities transferred to held-to-maturity remain as a separate component of other comprehensive income and an offsetting discount is included in the amortized cost of the held-to-maturity debt security. These amounts are amortized over the remaining life of the debt security in equal and offsetting amounts. Unrealized gains or losses for held-to-maturity debt securities transferred to available-for-sale are recognized at the transfer date as a separate component of other comprehensive income, net of related taxes.

Declines in the fair value of held-to-maturity and available-for-sale debt investment securities (with certain exceptions for debt securities noted below) that are deemed to be credit losses are charged to the allowance for credit losses. In evaluating credit impairment, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be credit losses in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the debt security. If the Company intends to sell a debt security or if it is more likely than not that the Company will be required to sell the debt security before recovery, a credit impairment write-down is recognized in the allowance for credit losses equal to the difference between the debt security’s amortized cost basis and its fair value. If an entity does not intend to sell the debt security or it is not more likely than not that it will be required to sell the debt security before recovery, the credit impairment write-down is separated into an amount representing credit loss, which is recognized in the allowance for credit losses, and an amount related to all other factors, which is recognized in other comprehensive income.

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

Mortgage Loans Held-for-Sale

Mortgage loans are classified as held-for-sale when originated or acquired with the intent to sell the loan into the secondary market. ASC 825, “Financial Instruments” provides entities with an option to report selected financial assets and liabilities at fair value. Mortgage loans classified as held-for-sale are measured at fair value which is typically determined by reference to investor prices for loan products with similar characteristics. Changes in fair value are recognized in mortgage banking revenue.

Market conditions or other developments may change management’s intent with respect to the disposition of these loans and loans previously classified as mortgage loans held-for-sale may be reclassified to the loans held-for-investment portfolio, with the balance transferred continuing to be carried at fair value.

Loans and Leases

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

Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual principal or interest obligations, or where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection. Cash receipts on non-accrual loans are generally applied to the principal balance until the remaining balance is considered collectible, at which time interest income may be recognized when received.

Allowance for Credit Losses

In accordance with ASC 326, “Financial Instruments – Credit Losses” (“ASC 326”), the Company measures the allowance for credit losses at the time of origination or purchase of a financial asset, representing an estimate of lifetime expected credit losses on the related asset. Financial assets include assets measured under the amortized cost basis, including loans, net investments in leases recognized by a lessor, held-to-maturity debt securities and purchased credit deteriorated (“PCD”) assets at the time of and subsequent to acquisition, and off-balance-sheet credit exposures considered unconditionally cancellable. In addition to financial assets measured at amortized cost, credit losses related to available-for-sale debt securities are recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities.

The allowance for credit losses on financial assets held at amortized cost is measured on a collective or pooled basis when similar risk characteristics exist. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represent factors used by the Company when measuring the allowance for credit losses. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company and incorporates third party economic forecasts on a quantitative or qualitative basis. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates. Qualitative factors assessed by Management include the following:
•Changes in the nature and volume of the institution’s financial assets;
•Changes in the existence, growth, and effect of any concentrations of credit;
•Changes in the volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets;
•Changes in the value of the underlying collateral for loans that are not collateral-dependent;
•Changes in the institution’s lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries;
•Changes in the quality of the institution’s credit review function;
•Changes in the experience, ability, and depth of the institution’s lending, investment, collection, and other relevant management and staff;
•The effect of changes in other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters; and
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the institution operates that affect the collectability of financial assets.

Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are considered when either 1) the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancellable, or 2) the expected extension, renewal or modification is reasonably expected to result in a troubled debt restructuring (“TDR”).

Financial assets that do not share similar risk characteristics with any pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including substandard non-accrual assets and assets currently classified or expected to be classified as TDRs. If an individual asset is removed from a pool, the allowance for credit losses for such pool will be measured without considering the removed asset. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset.

For purchased financial assets that have experienced more-than-insignificant deterioration in credit quality since origination (“PCD assets”), the Company recognizes the sum of the purchase price and estimate of the allowance for credit losses as of the date of acquisition as the initial amortized cost basis. If the estimated allowance for credit losses is recognized under a methodology that is not a discounted cash flow methodology, such allowance for credit losses will be estimated based upon the unpaid principal balance of the financial asset.

The Company does not measure an allowance for credit losses on accrued interest receivable balances if these balances are written off in a timely manner. Write-offs of accrued interest receivable balances are recorded as a reduction to interest income.

Recoveries of financial assets previously written off are recognized when received and recorded as a component of the allowance for credit losses. When measuring the allowance for credit losses, the Company incorporates an estimate of expected recoveries provided the estimate is reasonable and supportable. Write-offs of financial assets are charged-off or deducted from the allowance for credit losses and recorded in the period when the Company concludes that all or a portion of a financial asset is no longer collectible. A provision for credit losses is charged to income based on Management’s periodic evaluation of the factors previously described. Evaluations are conducted at least quarterly and more frequently if deemed necessary.

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

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Useful lives generally range from two to 15 years for furniture, fixtures and equipment, two to seven years for software and computer-related equipment and seven to 39 years for buildings and improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the respective lease including any lease renewals deemed to be reasonably assured. Land, antique furnishings and artwork are not subject to depreciation. Expenditures for major additions and improvements are capitalized, and maintenance and repairs are charged to expense as incurred. Eligible costs related to the configuration, coding, testing and installation of internal use software and qualifying cloud computing arrangements are capitalized.

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

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets in the Consolidated Statements of Condition. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for credit losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2020 and 2019, other real estate owned, excluding covered other real estate owned, totaled $16.6 million and $15.2 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. In accordance with accounting standards, goodwill is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. Intangible assets which have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Intangible assets which have indefinite lives are evaluated each reporting date to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite useful life can no longer be supported for such asset, the intangible asset will be amortized prospectively over the remaining estimated useful life. If an indefinite useful life can be supported, the asset is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. The Company’s intangible assets having finite lives are amortized over varying periods not exceeding twenty years.

Bank-Owned Life Insurance ("BOLI")

The Company maintains BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets in the Consolidated Statements of Condition. Changes in the cash surrender values are included in non-interest income. At December 31, 2020 and 2019, BOLI totaled $154.6 million and $187.5 million, respectively.

Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the future cash flows or the value of certain assets and liabilities. The Company is also required to recognize certain contracts and commitments, including certain commitments to fund mortgage loans held-for-sale, as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. The Company accounts for derivatives in accordance with ASC 815, “Derivatives and Hedging,” which requires that all derivative instruments be recorded in the Consolidated Statements of Condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Formal documentation of the relationship between a derivative instrument and a hedged asset or liability, as well as the risk-management objective and strategy for undertaking each hedge transaction and an assessment of effectiveness, is required at inception to apply hedge accounting. In addition, formal documentation of ongoing effectiveness testing is required to maintain hedge accounting.

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

Commitments to fund mortgage loans (i.e. interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives and are not designated in hedging relationships. Fair values of these mortgage derivatives are estimated primarily based on changes in mortgage rates from the date of the commitments. Changes in the fair values of these derivatives are included in mortgage banking revenue.

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

Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within its investment portfolios (“covered call options”). These option transactions are designed primarily as an economic hedge to compensate for net interest margin compression by increasing the total return associated with holding the related securities as earning assets by using fee income generated from these options. These transactions are not designated in hedging relationships pursuant to accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income.

The Company periodically purchases options for the right to purchase securities not currently held within its investment portfolios or enters into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. In accordance with applicable accounting guidance, uncertain tax positions are initially recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale debt securities, net of deferred taxes, changes in deferred gains and losses on investment securities transferred from available-for-sale debt securities to held-to-maturity debt securities, net of deferred taxes, adjustments related to cash flow hedges, net of deferred taxes, and foreign currency translation adjustments, net of deferred taxes. The Company has a policy for releasing the income tax effects from accumulated other comprehensive income using an individual security approach.

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

Accounting Pronouncements Newly Adopted

Allowance for Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining lifetime credit loss estimates. This impacts the calculation of an allowance for credit losses for all financial assets measured under the amortized cost basis, including held-to-maturity debt securities and purchased credit deteriorated (“PCD”) assets at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities.

The FASB continued to issue various updates to clarify and improve specific areas of ASU No. 2016-13. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” to clarify the implementation guidance within ASU No. 2016-13 surrounding narrow aspects of Topic 326, including the impact of the guidance on operating lease receivables. In May 2019, FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," allowing for the irrevocable election of the fair value option for certain financial assets, on an instrument-by-instrument basis, within the scope previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” to clarify and improve implementation guidance on certain aspects of Topic 326, including expected recoveries on purchased financial assets with credit deterioration, financial assets secured by collateral maintenance provisions, adjustment of the effective interest rate for troubled debt restructurings for prepayment assumptions existing at the time of adoption of Topic 326, and disclosure relief for accrued interest receivable balances. In February 2020, the FASB issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842),” which adds and amends SEC Staff Guidance paragraphs within these Topics in the Codification to reflect the issuance of SEC Staff Accounting Bulletin (“SAB”) No. 119, which includes the SEC’s general statement on measuring current expected credit losses, and information on developing, reporting, and validating a systematic methodology.

In May 2020, federal and state banking regulators issued the final “Interagency Policy Statement on Allowance for Credit Losses." The policy statement was issued to maintain conformance with GAAP and FASB Accounting Standards Codification ("ASC") Topic 326 and does not prescribe how estimation methods are used, nor how key assumptions are determined. The final guidance describes the measurement of expected credit losses, including the design, documentation, and validation of expected credit loss estimation processes, internal controls over these processes, and the responsibilities of boards of directors and management, in addition to examiner reviews of the allowance for credit losses. The final Policy Statement replaces the previously existing policy statements related to the allowance for loan and lease losses under the prior incurred loss methodology and was effective upon adoption of ASC Topic 326.

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

Further, as noted above, certain accounting policy elections are available under the new rules. The Company utilized the following approach to such elections:
•The Company elected to not measure an allowance for credit losses on accrued interest as such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income.
•The Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $121.9 million at December 31, 2020.
•The Company elected to estimate expected credit losses by measuring the face amount or unpaid principal balance component of the amortized cost basis of a financial asset separately from other components such as premiums, discount and deferred fees and costs.
•The Company elected to not maintain current accounting policies for existing purchase credit impaired ("PCI") financial assets. Upon adoption, such assets were considered PCD assets and measured accordingly under the new rules.

See Note 5 - Allowance for Credit Losses for further information on the Company’s current expected credit losses methodology.

Legislation and Regulations Issued as a Result of the COVID-19 Pandemic

On March 27, 2020, the President of the United States signed the CARES Act, which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP.

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan modifications.

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

The business tax provisions of the CARES Act include temporary changes to income and non-income based tax laws, including immediate recovery of qualified improvement property costs and acceleration of Alternative Minimum Tax ("AMT") credits. These provisions are not expected to have a material impact on the Company's deferred taxes.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "CAA"), which combines stimulus relief for the COVID-19 pandemic with an omnibus spending bill for the 2021 fiscal year, was signed by the President of the United States. The CAA included extension of TDR accounting relief provided under the CARES Act to January 1, 2022. The extension did not impact loan modifications made prior to December 31, 2020, however, it was considered in the identification of expected TDRs as of December 31, 2020.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides temporary optional relief for contracts modified as a result of reference rate reform meeting certain modification criteria, generally allowing an entity to account for contract modifications occurring due to reference rate reform as an event that does not require contract remeasurement or reassessment of a previous accounting determination at the modification date. The guidance also includes temporary optional expedients intended to provide relief from various hedge effectiveness requirements for hedging relationships affected by reference rate reform, provided certain criteria are met, and allows a one-time election to sell or transfer to either available-for-sale or trading any held-to-maturity ("HTM") debt securities that refer to an interest rate affected by reference rate reform and were classified as HTM prior to January 1, 2020. Additionally, in January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provided additional clarification that certain optional expedients and exceptions noted above apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. This guidance was effective upon issuance and can be applied prospectively, with certain exceptions, through December 31, 2022.

In November 2020, federal and state banking regulators issued the “Interagency Policy Statement on Reference Rates for Loans" to reiterate that a specific replacement rate for loans impacted by reference rate reform has not been endorsed and entities may utilize any replacement reference rate determined to be appropriate based on its funding model and customer needs. As discussed in the “Interagency Policy Statement on Reference Rates for Loans," fallback language should be included in lending contracts to provide for use of a robust fallback rate if the initial reference rate is discontinued. Additionally, federal banking regulators issued the "Interagency Statement on LIBOR Transition" acknowledging that the administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. As discussed in the "Interagency Statement on LIBOR Transition," regulators encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly, safe and sound LIBOR transition. The Company continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements, including developing processes for assessing accounting impact.

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify the subsequent measurement of goodwill. When the carrying amount of a reporting unit exceeds its fair value, an entity is no longer required to determine goodwill impairment by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit was acquired in a business combination. Goodwill impairment is recognized according to the excess of the carrying amount of the reporting unit over the calculated fair value of such unit. The Company adopted ASU No. 2017-04 as of January 1, 2020 under a prospective approach. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement,” to modify disclosure requirements on fair value measurements and inputs. The Company adopted ASU No. 2018-13 as of January 1, 2020 and this guidance has been applied prospectively or retrospectively depending upon the disclosure requirement and did not have a material impact on the Company's consolidated financial statements or disclosures.

Intangibles

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with similar requirements related to implementation costs incurred to develop or obtain internal-use software. In addition, the amendment requires any capitalized implementation costs related to a hosting arrangement to be expensed over the term of the hosting arrangement. The Company adopted ASU No. 2018-15 as of January 1, 2020 and this guidance has been applied prospectively to cloud computing implementation costs incurred after the date of adoption. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Codification Improvements

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” to clarify and improve various aspects of financial instruments guidance, including amending ASC 326, Financial Instruments-Credit Losses, to align the contractual term used to measure expected credit losses for a lease to be consistent with the lease term determined under ASC 842, Leases, and amending ASC 860, Transfers and Servicing, to clarify that, when an entity regains control of financial assets previously sold, an allowance for credit losses should be recognized in accordance with ASC 326. The guidance also amends ASC 820, Fair Value Measurement, to clarify the applicability of the portfolio exception to non-financial items accounted for as derivatives, and amends ASC 942, Financial Services, to clarify the applicability of certain disclosure requirements in ASC 320, Investments-Debt Securities, to depository and lending institutions. Amendments to clarify Codification sections relevant to the accounting for certain fees and costs related to exchanges or modifications of debt instruments within ASC 470, Debt, is also provided. As the Company has already adopted the standards amended by this ASU, this guidance was effective upon issuance. Amendments to ASC 326 were applied under a modified retrospective approach through a cumulative-effect adjustment recognized by the Company directly to retained earnings on the Company's Consolidated Statements of Condition. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." The FASB has continued to issue various updates to clarify and improve specific areas of ASU No. 2016-01, ASU No. 2016-13, and ASU No. 2017-12. The Company adopted ASU No. 2019-04 as of January 1, 2020. Amendments related to Topic 815 were adopted under a retrospective approach, while amendments related to ASC 825 were adopted under a modified retrospective approach. Amendments related to Topic 326 were adopted consistent with ASU No. 2016-13. Adoption of ASU No. 2019-04 did not have a material impact on the Company's consolidated financial statements.

(2) Recent Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, "Income Taxes". The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

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

In October 2020, the FASB issued ASU No. 2020-09, “Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762," which provides amendments to the SEC Materials and Disclosure sections within ASC Topics 270, Interim Reporting, 460, Guarantees, 470, Debt, and 505, Equity, impacted by the Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities SEC ruling. This guidance is effective on January 4, 2021, consistent with SEC Release No. 33-10762, and is to be applied prospectively. Early voluntary compliance is permitted.

The Company does not expect the guidance issued in ASU No. 2020-06 and ASU No. 2020-09 to have a material impact on the Company’s consolidated financial statements.

Codification Improvements

In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs,” clarifying that, for each reporting period, an entity should reevaluate whether a callable debt security with multiple call dates is within the scope of ASC 310-20, which was amended to require amortization of any premium to the next call date. The next call date is defined as the first date when a call option at a specified price becomes exercisable. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and is to be applied under a prospective approach. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Additionally, the FASB issued ASU No. 2020-10, “Codification Improvements,” in October 2020 to improve the consistency of the Codification by adding or moving disclosure-specific guidance contained in the Other Presentation Matters section to the appropriate Disclosure Section for various Topics. This guidance is effective for fiscal years beginning after December 15, 2020 and is to be applied under a retrospective approach. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

(3) Investment Securities

A summary of the available-for-sale and held-to-maturity securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2020 and 2019 is as follows:

	December 31, 2020				December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$304,956	$15	$—	$304,971	$120,275	$813	$—	$121,088
U.S. Government agencies	80,074	4,439	—	84,513	365,639	3,557	(3,754)	365,442
Municipal	141,244	5,707	(41)	146,910	141,701	3,785	(168)	145,318
Corporate notes:
Financial issuers	91,786	1,363	(2,764)	90,385	97,051	761	(4,002)	93,810
Other	1,000	20	—	1,020	1,000	31	—	1,031
Mortgage-backed: (1)
Mortgage-backed securities	2,330,332	86,721	(15)	2,417,038	2,328,383	21,240	(3,013)	2,346,610
Collateralized mortgage obligations	10,689	313	—	11,002	32,775	280	(140)	32,915
Total available-for-sale securities	$2,960,081	$98,578	$(2,820)	$3,055,839	$3,086,824	$30,467	$(11,077)	$3,106,214
Held-to-maturity securities
U.S. Government agencies	$177,959	$2,552	$—	$180,511	$902,974	$2,159	$(5,460)	$899,673
Municipal	200,707	12,232	(214)	212,725	231,426	7,536	(239)	238,723
Mortgage-backed securities	200,531	—	—	200,531	—	—	—	—
Total held-to-maturity securities	$579,197	$14,784	$(214)	$593,767	$1,134,400	$9,695	$(5,699)	$1,138,396
Less: Allowance for credit losses(2)	(59)
Held-to-maturity securities, net of allowance for credit losses	$579,138
Equity securities with readily determinable fair value	$87,618	$3,674	$(430)	$90,862	$48,044	$3,511	$(715)	$50,840
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.
(2)As of January 1, 2020, the Company adopted ASU 2016-13 related to credit losses on financial assets held at amortized cost. As a result of such adoption, the Company measured an allowance for credit losses related to lifetime expected credit losses on held-to-maturity investment securities.

Equity securities without readily determinable fair values totaled $31.2 million as of December 31, 2020. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded $401,000 of upward adjustments and no downward adjustments on such securities in 2020. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such equity securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the year ended December 31, 2020, the Company recorded $3.0 million of impairment of equity securities without readily determinable fair values.

The following tables present the portion of the Company’s available-for-sale debt securities portfolios which had gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019, respectively:

As of December 31, 2020	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	—	—	—	—
Municipal	17,997	(38)	112	(3)	18,109	(41)
Corporate notes:
Financial issuers	—	—	72,058	(2,764)	72,058	(2,764)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	972	(14)	62	(1)	1,034	(15)
Collateralized mortgage obligations	—	—	—	—	—	—
Total available-for-sale securities	$18,969	$(52)	$72,232	$(2,768)	$91,201	$(2,820)

As of December 31, 2019	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	193,533	(3,754)	—	—	193,533	(3,754)
Municipal	28,246	(165)	52	(3)	28,298	(168)
Corporate notes:
Financial issuers	67,838	(3,760)	2,758	(242)	70,596	(4,002)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	751,053	(3,013)	—	—	751,053	(3,013)
Collateralized mortgage obligations	9,419	(132)	1,305	(8)	10,724	(140)
Total available-for-sale securities	$1,050,089	$(10,824)	$4,115	$(253)	$1,054,204	$(11,077)

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

The Company does not consider available-for-sale securities with unrealized losses at December 31, 2020 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes.

See Note 5—Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at December 31, 2020.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales and calls of investment securities:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Realized gains on investment securities	$751	$931	$1,144
Realized losses on investment securities	(530)	(32)	(1,111)
Net realized gains on investment securities	221	899	33
Unrealized gains on equity securities with readily determinable fair value	4,265	3,057	2,771
Unrealized losses on equity securities with readily determinable fair value	(3,818)	(568)	(4,910)
Net unrealized gains (losses) on equity securities with readily determinable fair value	447	2,489	(2,139)
Upward adjustments of equity securities without readily determinable fair values	401	505	325
Downward adjustments of equity securities without readily determinable fair values	—	(106)	—
Impairment of equity securities without readily determinable fair values	(2,995)	(262)	(1,117)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(2,594)	137	(792)
Other than temporary impairment charges(1)	—	—	—
(Losses) gains on investment securities, net	$(1,926)	$3,525	$(2,898)

Proceeds from sales of available-for-sale securities(2)	$502,250	$972,253	$214,196
Proceeds from sales of equity securities with readily determinable fair value	6,530	19,200	1,895
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,857	1,764	1,324
(1)Applicable to periods prior to the adoption of ASU 2016-13.
(2)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

Net losses/gains on investment securities resulted in income tax (benefit) expense of $(513,000), $939,000 and $(772,000) in 2020, 2019 and 2018, respectively.

The amortized cost and fair value of securities as of December 31, 2020 and December 31, 2019, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$343,601	$343,846	$183,996	$185,035
Due in one to five years	67,901	70,334	62,679	64,064
Due in five to ten years	111,886	112,178	186,683	184,666
Due after ten years	95,672	101,441	292,308	292,924
Mortgage-backed	2,341,021	2,428,040	2,361,158	2,379,525
Total available-for-sale securities	$2,960,081	$3,055,839	$3,086,824	$3,106,214
Held-to-maturity securities
Due in one year or less	$7,138	$7,186	$6,061	$6,074
Due in one to five years	22,217	23,068	28,697	28,986
Due in five to ten years	150,621	159,293	213,104	216,957
Due after ten years	198,690	203,689	886,538	886,379
Mortgage-backed	200,531	200,531	—	—
Total held-to-maturity securities	$579,197	$593,767	$1,134,400	$1,138,396
Less: Allowance for credit losses(1)	(59)
Held-to-maturity securities, net of allowance for credit losses	$579,138
(1)As of January 1, 2020, the Company adopted ASU 2016-13 related to credit losses on financial assets held at amortized cost. As a result of such adoption, the Company measured an allowance for credit losses related to lifetime expected credit losses on held-to-maturity investment securities.

At December 31, 2020 and December 31, 2019, securities having a carrying value of $2.4 billion and $1.7 billion, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2020, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

The following table shows the Company's loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Balance:
Commercial	$11,955,967	$8,285,920
Commercial real estate	8,494,132	8,020,276
Home equity	425,263	513,066
Residential real estate	1,259,598	1,354,221
Premium finance receivables—commercial	4,054,489	3,442,027
Premium finance receivables—life insurance	5,857,436	5,074,602
Consumer and other	32,188	110,178
Total loans, net of unearned income	$32,079,073	$26,800,290
Mix:
Commercial	37%	31%
Commercial real estate	26	30
Home equity	1	2
Residential real estate	5	5
Premium finance receivables—commercial	13	13
Premium finance receivables—life insurance	18	19
Consumer and other	0	0
Total loans, net of unearned income	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses, which, for the commercial and commercial real estate portfolios, are located primarily within the geographic market areas that the banks serve. Various niche lending businesses, including lease finance and franchise lending, operate on a national level. Additionally, to provide short-term relief due to macroeconomic deterioration from the COVID-19 pandemic to small businesses within such market areas, the Company originated loans through PPP, an expansion of guaranteed lending under Section 7(a) of the Small Business Act within the CARES Act. As of December 31, 2020, the Company's commercial portfolio included approximately $2.7 billion of such PPP loans. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $113.1 million and $118.4 million at December 31, 2020 and 2019, respectively.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(3.2) million at December 31, 2020 and $9.1 million at December 31, 2019. Prior to January 1, 2020, PCI loans were recorded net of credit discounts. See “Acquired Loan Information - PCI Loans” below. Net deferred fees as of December 31, 2020 includes $32.5 million of net deferred fees paid by the SBA for loans originated under the PPP. As PPP loans share similar characteristics (loan terms), and prepayments are considered probable and can reasonably be estimated due to terms of the program, the Company considers estimated future principal prepayments in recognizing such deferred fee for determining a constant effective yield on the portfolio of loans.

Certain real estate loans, including mortgage loans held-for-sale, commercial, consumer, and home equity loans with balances totaling approximately $7.0 billion and $6.8 billion at December 31, 2020 and 2019, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2020, approximately $6.8 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $222.2 million of pledged loans was used to secure potential borrowings at the FRB discount window. At December 31, 2020 and 2019, the banks had outstanding borrowings of $1.2 billion and $674.9 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 11, “Federal Home Loan Bank Advances,” for a summary of these borrowings.

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

Acquired Loan Information — PCI Loans

As part of the Company's previous acquisitions, the Company acquired loans for which there was evidence of credit quality deterioration since origination (PCI loans) and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. Prior to January 1, 2020, PCI loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. Measurement of any allowance for loan losses on these loans were offset by the remaining credit discount related to the pool. Changes in expected cash flows would vary from period to period as the Company periodically updated its cash flow model assumptions for PCI loans. The factors that most significantly affected the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, included changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions and loss estimates. As a result of the implementation of ASU No. 2016-13, beginning in the first quarter of 2020, PCI loans transitioned to a classification of PCD, which no longer maintains the prior pools and related accounting concepts.

The following table presents the unpaid principal balance and carrying value for these acquired loans under the required disclosures for PCI loans before the adoption of ASU No. 2016-13:

	December 31, 2019
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value
PCI loans	$455,784	$425,372

The following table provides activity for the accretable yield of PCI loans under the required disclosures for PCI loans before the adoption of ASU No. 2016-13:

Years Ended December 31,
(Dollars in thousands)	2019
Accretable yield, beginning balance	$34,876
Acquisitions	16,770
Accretable yield amortized to interest income	(18,226)
Reclassification from non-accretable difference (1)	5,516
Increases in interest cash flows due to payments and changes in interest rates	6,012
Accretable yield, ending balance	$44,948
(1)Reclassification is the result of subsequent increases in expected principal cash flows.

See Note 5, “Allowance for Credit Losses,” for further discussion regarding the allowance for loan losses associated with PCI loans at December 31, 2019.

(5) Allowance for Credit Losses

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

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at December 31, 2020 and 2019. For periods prior to January 1, 2020, PCI loans are disclosed in segmentation consistent with that discussed above for comparative purposes. For accounting purposes, including recognition of interest income, PCI loans were aggregated into pools by common risk characteristics separate from non-acquired loans. As a result of the implementation of ASU 2016-13 in 2020, PCI loans transitioned to a PCD classification, which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loans is considered at the individual asset level following the Company's accrual policies, instead of based upon the entire pool of loans. As a result, such PCD loans are included within nonaccrual status, if applicable.

As of December 31, 2020 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (1):
Commercial
Commercial, industrial and other, excluding PPP loans	$21,743	$307	$6,900	$44,345	$9,166,751	$9,240,046
Commercial PPP loans	—	—	—	36	2,715,885	2,715,921
Commercial real estate:
Construction and development	5,633	—	—	5,344	1,360,825	1,371,802
Non-construction	40,474	—	5,178	26,772	7,049,906	7,122,330
Home equity	6,529	—	47	637	418,050	425,263
Residential real estate	26,071	—	1,635	12,584	1,219,308	1,259,598
Premium finance receivables
Commercial insurance loans	13,264	12,792	6,798	18,809	4,002,826	4,054,489
Life insurance loans	—	—	21,003	30,465	5,805,968	5,857,436
Consumer and other	436	264	24	136	31,328	32,188
Total loans, net of unearned income	$114,150	$13,363	$41,585	$139,128	$31,770,847	$32,079,073
(1)Includes PCD loans and, for periods prior to the adoption of ASU 2016-13, PCI loans. PCI loans represented loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings disclosed in comparative periods are based upon contractually required payments. As a result of the adoption of ASU 2016-13, the Company transitioned all previously classified PCI loans to PCD loans effective January 1, 2020.

As of December 31, 2019 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (1):
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
(1)Includes PCD loans and, for periods prior to the adoption of ASU 2016-13, PCI loans. PCI loans represented loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings disclosed in comparative periods are based upon contractually required payments. As a result of the adoption of ASU 2016-13, the Company transitioned all previously classified PCI loans to PCD loans effective January 1, 2020.

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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at December 31, 2020:

As of December 31, 2020	Year of Origination							Revolving	Total
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$2,050,767	$1,199,104	$882,508	$649,206	$282,664	$513,418	$2,922,136	$16,515	$8,516,318
Special mention	35,305	77,741	44,642	31,131	17,329	12,695	113,137	367	332,347
Substandard accrual	19,848	90,112	74,527	37,499	48,356	30,277	68,257	762	369,638
Substandard nonaccrual/doubtful	821	1,619	3,470	2,699	867	8,934	2,473	860	21,743
Total commercial, industrial and other	$2,106,741	$1,368,576	$1,005,147	$720,535	$349,216	$565,324	$3,106,003	$18,504	$9,240,046
Commercial PPP
Pass	$2,715,915	$—	$—	$—	$—	$—	$—	$—	$2,715,915
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	6	—	—	—	—	—	—	—	6
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total commercial PPP	$2,715,921	$—	$—	$—	$—	$—	$—	$—	$2,715,921
Construction and development
Pass	$301,565	$448,704	$213,508	$135,583	$71,883	$58,088	$28,822	$—	$1,258,153
Special mention	3,700	9,032	48,174	27,439	2,675	6,338	—	—	97,358
Substandard accrual	—	1,200	5,846	2,897	—	566	150	—	10,659
Substandard nonaccrual/doubtful	—	—	1,596	1,860	1,072	1,104	—	—	5,632
Total construction and development	$305,265	$458,936	$269,124	$167,779	$75,630	$66,096	$28,972	$—	$1,371,802
Non-construction
Pass	$1,346,139	$1,027,293	$833,289	$750,825	$642,371	$1,623,135	$179,489	$7,371	$6,409,912
Special mention	10,885	63,482	70,128	87,985	94,122	155,080	100	2,693	484,475
Substandard accrual	2,533	42,091	10,112	20,133	20,381	92,208	10	—	187,468
Substandard nonaccrual/doubtful	—	270	1,609	2,134	5,240	31,222	—	—	40,475
Total non-construction	$1,359,557	$1,133,136	$915,138	$861,077	$762,114	$1,901,645	$179,599	$10,064	$7,122,330
Home equity
Pass	$45	$—	$47	$28	$15	$6,391	$388,649	$170	$395,345
Special mention	—	—	—	—	—	2,302	6,337	687	9,326
Substandard accrual	—	—	319	—	249	10,817	1,059	1,619	14,063
Substandard nonaccrual/doubtful	—	—	—	159	223	3,039	2,986	122	6,529
Total home equity	$45	$—	$366	$187	$487	$22,549	$399,031	$2,598	$425,263
Residential real estate
Pass	$357,381	$318,601	$119,071	$133,055	$110,950	$162,876	$—	$—	$1,201,934
Special mention	308	644	2,690	2,429	1,997	7,527	—	—	15,595
Substandard accrual	2,412	626	904	2,339	4,354	5,364	—	—	15,999
Substandard nonaccrual/doubtful	—	845	1,639	5,329	5,629	12,628	—	—	26,070
Total residential real estate	$360,101	$320,716	$124,304	$143,152	$122,930	$188,395	$—	$—	$1,259,598
Premium finance receivables - commercial
Pass	$3,976,384	$34,372	$4,368	$48	$—	$—	$—	$—	$4,015,172
Special mention	23,830	333	—	—	—	—	—	—	24,163
Substandard accrual	1,455	344	89	—	—	—	—	—	1,888
Substandard nonaccrual/doubtful	8,100	5,135	30	1	—	—	—	—	13,266
Total premium finance receivables - commercial	$4,009,769	$40,184	$4,487	$49	$—	$—	$—	$—	$4,054,489
Premium finance receivables - life
Pass	$579,716	$599,479	$605,635	$654,513	$763,327	$2,654,178	$—	$—	$5,856,848
Special mention	—	—	—	588	—	—	—	—	588
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$579,716	$599,479	$605,635	$655,101	$763,327	$2,654,178	$—	$—	$5,857,436
Consumer and other
Pass	$2,303	$2,100	$1,820	$550	$495	$6,472	$17,569	$—	$31,309
Special mention	16	22	—	80	—	96	6	—	220
Substandard accrual	8	1	—	—	—	212	3	—	224
Substandard nonaccrual/doubtful	1	—	3	9	—	422	—	—	435

Total consumer and other	$2,328	$2,123	$1,823	$639	$495	$7,202	$17,578	$—	$32,188
Total loans (1)
Pass	$11,330,215	$3,629,653	$2,660,246	$2,323,808	$1,871,705	$5,024,558	$3,536,665	$24,056	$30,400,906
Special mention	74,044	151,254	165,634	149,652	116,123	184,038	119,580	3,747	964,072
Substandard accrual	26,262	134,374	91,797	62,868	73,340	139,444	69,479	2,381	599,945
Substandard nonaccrual/doubtful	8,922	7,869	8,347	12,191	13,031	57,349	5,459	982	114,150
Total loans	$11,439,443	$3,923,150	$2,926,024	$2,548,519	$2,074,199	$5,405,389	$3,731,183	$31,166	$32,079,073
(1)Includes $235.6 million of loans with COVID-19 related modifications that migrated from pass as of March 1, 2020 to special mention or substandard accrual as of December 31, 2020. These loans were qualitatively evaluated as a part of the measurement of the allowance for credit losses as of December 31, 2020.

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

As of December 31, 2020	Year of Origination						Total
(In thousands)	2020	2019	2018	2017	2016	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$124,575	$—	$50,000	$—	$—	$3,384	$177,959
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$124,575	$—	$50,000	$—	$—	$3,384	$177,959
Municipal
1-4 internal grade	$—	$161	$7,570	$43,633	$10,139	$139,204	$200,707
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$161	$7,570	$43,633	$10,139	$139,204	$200,707
Mortgage-backed securities
1-4 internal grade	$200,531	$—	$—	$—	$—	$—	$200,531
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$200,531	$—	$—	$—	$—	$—	$200,531
Total held-to-maturity securities							$579,197
Less: Allowance for credit losses							(59)
Held-to-maturity securities, net of allowance for credit losses							$579,138

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

	December 31,	December 31,
(In thousands)	2020	2019
Allowance for loan losses	$319,374	$156,828
Allowance for unfunded lending-related commitments losses	60,536	1,633
Allowance for loan losses and unfunded lending-related commitments losses	379,910	158,461
Allowance for held-to-maturity securities losses	59	—
Allowance for credit losses	$379,969	$158,461

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including asset rated as substandard nonaccrual and doubtful as well as assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of December 31, 2020, substandard nonaccrual and doubtful loans totaling $78.5 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Considering accounting relief provided under Section 4013 of the CARES Act, loans identified as being reasonably expected to be modified into TDRs in the future totaled $2.4 million as of December 31, 2020.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

A summary of the activity in the allowance for credit losses by loan portfolio for the years ended December 31, 2020 and 2019 is as follows:

Year Ended December 31, 2020 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$64,920	$68,511	$3,878	$9,800	$9,647	$1,705	158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	9,039	32,064	9,061	3,002	(4,959)	(863)	47,344
Other adjustments	—	—	—	—	179	—	179
Charge-offs	(18,293)	(15,960)	(2,061)	(891)	(15,472)	(528)	(53,205)
Recoveries	5,092	1,835	528	184	5,108	149	12,896
Provision for credit losses	33,454	157,153	31	364	23,274	(41)	214,235
Allowance for credit losses at period end	$94,212	$243,603	$11,437	$12,459	$17,777	$422	$379,910
By measurement method:
Individually evaluated for impairment	4,820	2,237	197	684	—	88	8,026
Collectively evaluated for impairment	89,392	241,366	11,240	11,775	17,777	334	371,884
Loans at period end:
Individually evaluated for impairment	$29,442	$56,656	$23,173	$29,886	$—	$505	$139,662
Collectively evaluated for impairment	11,926,525	8,437,476	402,090	1,174,578	9,911,925	31,683	31,884,277
Loans held at fair value	—	—	—	55,134	—	—	55,134

Year Ended December 31, 2019 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$67,826	$61,661	$8,507	$7,194	$7,715	$1,261	$154,164
Other adjustments	—	(34)	(20)	(15)	49	(1)	(21)
Charge-offs	(35,880)	(5,402)	(3,702)	(798)	(12,902)	(522)	(59,206)
Recoveries	2,845	2,516	479	422	3,203	195	9,660
Provision for credit losses	30,129	9,770	(1,386)	2,997	11,582	772	53,864
Allowance for credit losses at period end	$64,920	$68,511	$3,878	$9,800	$9,647	$1,705	$158,461
By measurement method:
Individually evaluated for impairment	5,719	5,638	450	387	—	142	12,336
Collectively evaluated for impairment	59,171	62,759	3,428	9,386	9,647	1,563	145,954
Loans acquired with deteriorated credit quality(1)	30	114	—	27	—	—	171
Loans at period end:
Individually evaluated for impairment	$42,130	$35,867	$19,108	$22,528	$—	$412	$120,045
Collectively evaluated for impairment	8,215,484	7,746,969	493,958	1,313,565	8,377,347	107,550	26,254,873
Loans acquired with deteriorated credit quality(1)	28,306	237,440	—	18,128	139,282	2,216	425,372
Loan held at fair value	—	—	—	132,718	—	—	132,718
(1)Prior to January 1, 2020, measurement of any allowance for loan losses on PCI loans were offset by the remaining discount related to the acquired pool. As a result of the adoption of ASU 2016-13, PCI loans transitioned to a classification of PCD. Measurement of any allowance for loan losses on PCD loans is no longer offset by the remaining amount.

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

For the year ending December 31, 2020, the Company recognized approximately $214.2 million of provision for credit losses related to loans and lending agreements. The provision was primarily the result of the continued change to macroeconomic conditions throughout 2020 created by the COVID-19 pandemic, and the impact on the Company's macroeconomic forecasts of key model inputs (Commercial Real Estate Price Index, Baa corporate credit spreads, gross domestic product and Dow Jones Total Stock Market Index) as well as changes in the Company's loan portfolios. A deterioration in the Commercial Real Estate Price Index macroeconomic forecast during the Company's reasonable and supportable forecast period was a primary driver of the increase in provision for credit losses within the commercial real estate portfolio during 2020 compared to 2019. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, net new loan growth and loan risk rating migration. Net charge-offs in 2020 totaled $40.3 million.

Held-to-maturity debt securities

At January 1, 2020, the Company established an allowance for credit losses on its held-to-maturity debt securities totaling approximately $74,000, which is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. Such adjustment was recorded directly to the Company's retained earnings, net of taxes. During the year ended December 31, 2020, the Company recognized an approximately $15,000 credit to provision for credit losses related to held-to-maturity securities.

TDRs

At December 31, 2020, the Company had $68.2 million in loans modified in TDRs. The $68.2 million in TDRs represents 286 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

A modification of a loan with an existing credit risk rating of 6 or worse or a modification of any other credit, which will result in a restructured credit risk rating of 6 or worse must be reviewed for possible TDR classification. In that event, the Company’s Managed Assets Division conducts an overall credit and collateral review. A modification of a loans is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan where the credit risk rating is 5 or better after such modification is not considered to be a TDR. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is 5 or better are not experiencing financial difficulties and therefore, are not considered TDRs.

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

TDRs are individually assessed at the time of modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at December 31, 2020 and approximately $2.9 million of reserve was measured through the Company’s normal reserving methodology in the Company’s allowance for credit losses.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At December 31, 2020, the Company had $4.0 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $18.9 million and $13.5 million at December 31, 2020 and 2019, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2020, 2019, and 2018, which represent TDRs:

Year ended December 31, 2020	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	21	$12,362	17	$8,089	1	$991	6	$4,436	1	$432
Commercial real estate
Non-construction	18	19,281	15	14,657	3	921	8	5,853	—	—
Residential real estate and other	85	14,229	70	13,721	38	5,809	1	190	—	—
Total loans	124	$45,872	102	$36,467	42	$7,721	15	$10,479	1	$432

Year ended December 31, 2019	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	24	$26,341	12	$6,993	2	$605	13	$20,872	—	$—
Commercial real estate
Non-construction	7	7,018	5	6,465	—	—	3	5,493	—	—
Residential real estate and other	145	20,206	117	17,258	28	5,415	1	311	—	—
Total loans	176	$53,565	134	$30,716	30	$6,020	17	$26,676	—	$—

Year ended December 31, 2018	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	9	$18,967	6	$1,095	—	$—	3	$17,872	—	$—
Commercial real estate
Non-construction	3	514	3	514	1	85	—	—	—	—
Residential real estate and other	59	9,762	58	9,523	27	2,789	—	—	1	239
Total loans	71	$29,243	67	$11,132	28	$2,874	3	$17,872	1	$239

(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the year ended December 31, 2020, $45.9 million, or 124 loans, were determined to be TDRs, compared to $53.6 million, or 176 loans, and $29.2 million, or 71 loans, in the years ended 2019 and 2018, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 14 months in 2020 compared to 18 months in 2019 and 48 months in 2018. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 129 basis points, 218 basis points and 172 basis points during the years ended December 31, 2020, 2019, and 2018, respectively. Interest-only payment terms were approximately 12 months during the year ended 2020 compared to five months and seven months for the years ended 2019 and 2018, respectively. Additionally, $453,000 of principal balances were forgiven on the loans noted above in 2020 compared to no principal balance forgiven during 2019 and $8,000 of principal balance forgiven during 2018.

The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2020, 2019, and 2018, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2020				Year Ended December 31, 2019				Year Ended December 31, 2018
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	21	$12,362	7	$4,041	24	$26,341	12	$22,575	9	$18,967	4	$5,296
Commercial real-estate
Non-construction	18	19,281	12	14,343	7	7,018	3	865	3	514	2	455
Residential real estate and other	85	14,229	8	834	145	20,206	12	5,126	59	9,762	9	1,957
Total loans	124	$45,872	27	$19,218	176	$53,565	27	$28,566	71	$29,243	15	$7,708
(1)Total TDRs represent all loans restructured in TDRs during the year indicated.
(2)TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(6) Mortgage Servicing Rights (“MSRs”)

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2020, 2019 and 2018:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2020	2019	2018
Balance at beginning of year	$85,638	$75,183	$33,676
Additions from loans sold with servicing retained	71,077	44,943	33,071
Additions from acquisitions	—	408	13,806
Estimate of changes in fair value due to:
Early buyout options ("EBO") exercised	(1,291)	—	—
Payoffs and paydowns	(32,579)	(20,118)	(5,039)
Changes in valuation inputs or assumptions	(30,764)	(14,778)	(331)
Fair value at end of year	$92,081	$85,638	$75,183
Unpaid principal balance of mortgage loans serviced for others	$10,833,135	$8,243,251	$6,545,870

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

Starting in 2019, the Company periodically purchased options for the right to purchase securities not currently held within the banks' investment portfolios and entered into interest rate swaps in which the Company elected to not designate such derivatives as hedging instruments. These option and swap transactions were designed primarily to economically hedge a portion of the fair value adjustments related to MSRs. During the second quarter of 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of December 31, 2020. For more information regarding these hedges, see Note 21 - Derivative Financial Instruments in Item 8 of this report.

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

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2020	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2020
Community banking	$536,396	$—	$—	$—	$536,396
Specialty finance	39,451	—	—	487	39,938
Wealth management	69,373	—	—	—	69,373
Total	$645,220	$—	$—	$487	$645,707

The specialty finance segment's goodwill increased $487,000 in 2020 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

The Company assesses each reporting unit’s goodwill for impairment on at least an annual basis and considers potential indicators of impairment at each reporting date between annual goodwill impairment tests. At October 1, 2020, the Company utilized a quantitative approach for its annual goodwill impairment tests of the banking, specialty finance and wealth management reporting units and determined that no impairment existed at that time.

Given the current economic uncertainty and volatility surrounding COVID-19, the Company assessed whether events and circumstances as of each reporting date in 2020 resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. As of December 31, 2020, the Company identified no indicators of goodwill impairment in addition to considerations within its analysis as of October 1, 2020 within the community banking, specialty finance or wealth management reporting units.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of December 31, 2020 is as follows:

	December 31,
(Dollars in thousands)	2020	2019
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206
Accumulated amortization	(32,680)	(26,326)
Net carrying amount	$22,526	$28,880
Trademark with indefinite lives:
Carrying amount	5,800	5,800
Total net carrying amount	$28,326	$34,680
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,966	$1,965
Accumulated amortization	(1,644)	(1,552)
Net carrying amount	$322	$413
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430
Accumulated amortization	(13,038)	(8,466)
Net carrying amount	$7,392	$11,964
Total intangible assets:
Gross carrying amount	$83,402	$83,401
Accumulated amortization	(47,362)	(36,344)
Total intangible assets, net	$36,040	$47,057

Estimated amortization for the year-ended:
2021	$7,692
2022	6,135
2023	4,670
2024	3,263
2025	2,552

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

Total amortization expense associated with finite-lived intangibles in 2020, 2019 and 2018 was $11.0 million, $11.8 million and $4.6 million, respectively.

(9) Premises and Equipment, Net

A summary of premises and equipment at December 31, 2020 and 2019 is as follows:

	December 31,
(Dollars in thousands)	2020	2019
Land	$169,245	$168,066
Buildings and leasehold improvements	657,529	646,153
Furniture, equipment, and computer software	280,600	243,926
Construction in progress	32,312	25,940
	$1,139,686	$1,084,085
Less: Accumulated depreciation and amortization	370,878	329,757
Total premises and equipment, net	$768,808	$754,328

Depreciation and amortization expense related to premises and equipment totaled $46.4 million in 2020, $38.0 million in 2019 and $33.2 million in 2018.

(10) Deposits

The following is a summary of deposits at December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Balance:
Non-interest bearing	$11,748,455	$7,216,758
NOW and interest-bearing demand deposits	3,349,021	3,093,159
Wealth management deposits	4,138,712	3,123,063
Money market	9,348,806	7,854,189
Savings	3,531,029	3,196,698
Time certificates of deposit	4,976,628	5,623,271
Total deposits	$37,092,651	$30,107,138
Mix:
Non-interest bearing	32%	24%
NOW and interest-bearing demand deposits	9	10
Wealth management deposits	11	10
Money market	25	26
Savings	10	11
Time certificates of deposit	13	19
Total deposits	100%	100%

Wealth management deposits represent deposit balances of the Company’s subsidiary banks from brokerage customers of Wintrust Investments, CDEC, trust and asset management customers of the Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts.

The scheduled maturities of time certificates of deposit at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	2020	2019
Due within one year	$3,907,724	$3,420,207
Due in one to two years	853,915	2,024,189
Due in two to three years	170,052	114,103
Due in three to four years	28,896	37,743
Due in four to five years	15,233	26,239
Due after five years	808	790
Total time certificate of deposits	$4,976,628	$5,623,271

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Maturing within three months	$584,956	$756,974
After three but within six months	913,216	893,023
After six but within 12 months	1,156,401	728,255
After 12 months	701,993	1,466,201
Total	$3,356,566	$3,844,453

Time deposits in denominations of $250,000 or more were $1.6 billion and $1.7 billion at December 31, 2020 and 2019, respectively.

(11) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2020 and 2019, is as follows:

(Dollars in thousands)	2020	2019
1.75% advance due June 2020	$—	$3,981
1.72% advance due June 2020	—	2,487
1.88% advance due June 2021	2,987	2,960
0.00% advance due May 2021	60,000	—
0.00% advance due April 2024	442	442
2.98% advance due August 2024	25,000	25,000
2.05% variable-rate advance due January 2028	100,000	100,000
2.18% advance due February 2029	440,000	440,000
1.36% advance due December 2029	100,000	100,000
1.11% advance due February 2030	500,000	—
Total FHLB advances	$1,228,429	$674,870

FHLB advances consist of obligations of the banks and are collateralized by qualifying commercial and residential real estate and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $3.4 billion at December 31, 2020.

FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs. Unamortized prepayment fees are amortized as an adjustment to interest expense using the effective interest method.
In 2019, the Company paid-off approximately $315.0 million of FHLB advances prior to the respective maturity date. Approximately $640.0 million of the FHLB advances outstanding at December 31, 2020, have varying put or call dates ranging from January 2019 to December 2021. At December 31, 2020, the weighted average contractual interest rate on FHLB advances was 1.57%.

(12) Subordinated Notes

At December 31, 2020, the Company had outstanding subordinated notes totaling $436.5 million compared to $436.1 million at December 31, 2019. In 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024.

In connection with the issuance of subordinated notes in 2019 and 2014, the Company incurred costs totaling $3.3 million and $1.3 million, respectively. These costs are a direct deduction from the carrying amount of the subordinated notes and are amortized to interest expense using the effective interest method. At December 31, 2020, the unamortized balances of costs for both issuances were approximately $3.5 million. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(13) Other Borrowings

The following is a summary of other borrowings at December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Notes payable	$101,710	$123,090
Short-term borrowings	11,366	20,520
Other	65,108	46,447
Secured borrowings	340,744	228,117
Total other borrowings	$518,928	$418,174

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility (“Term Facility”), which is part of a $200.0 million loan agreement (“Credit Agreement”) with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility (“Revolving Credit Facility”). At December 31, 2020, the Company had a notes payable balance of $101.7 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. At December 31, 2020, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.
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

Borrowings under the amended Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. In September 2020, the required levels to maintain for certain restrictive covenants within the Credit Agreement were amended. At December 31, 2020, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

In connection with the establishment of the Credit Agreement, all outstanding notes payable under a $150.0 million loan agreement with unaffiliated banks dated December 15, 2014 (as subsequently amended) were paid in full. This loan agreement consisted of a term facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $11.4 million and $20.5 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, securities sold under repurchase agreements represent $11.4 million and $20.5 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2020, the Company had pledged securities related to its customer balances in sweep accounts of $15.9 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agencies and mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of December 31, 2020 disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Government agencies	$11,016
Mortgage-backed securities	4,873
Total collateral pledged	$15,889
Excess collateral	4,523
Securities sold under repurchase agreements	$11,366

Other Borrowings

Other borrowings at December 31, 2020 and 2019 represent a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 (“Fixed-Rate Promissory Note”) related to and secured by three office buildings owned by the Company. At December 31, 2020, the Fixed-Rate Promissory Note had a balance of $65.1 million. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. An amendment to the Fixed-Rate Promissory Note was executed on and became effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2020, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at December 31, 2020 primarily represent transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. In May 2020, the unrelated third party paid an additional C$100 million, which increased the total payments to C$420 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2020, the translated balance of the secured borrowing totaled $329.9 million compared to $215.5 million at December 31, 2019. Additionally, the interest rate under the Receivables Purchase Agreement at December 31, 2020 was 1.193%. The remaining $10.8 million within secured borrowings at December 31, 2020 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

(14) Junior Subordinated Debentures

As of December 31, 2020, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2020 and 2019. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2020		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2020	2019			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	3.49%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	3.05	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	2.85	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	2.17	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	26,238	L+1.45	1.70	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	1.85	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.21	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.21	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	3.25	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	15,464	L+1.75	1.97	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	3,609	L+1.62	1.84	06/2007	09/2037	06/2012
Total			$253,566	$253,566		2.43%

The junior subordinated debentures totaled $253.6 million at December 31, 2020 and 2019.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At December 31, 2020, the weighted average contractual interest rate on the junior subordinated debentures was 2.43%. The Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted contractual interest rate on the junior subordinated debentures as of December 31, 2020, was 3.99%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the junior subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part prior to maturity at any time after the earliest redemption dates shown in the table, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve Bank (“FRB”) approval, if then required under applicable guidelines or regulations.

At December 31, 2020, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(15) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Years Ended
Revenue from contracts with customers	Location in income statement	December 31, 2020	December 31, 2019	December 31, 2018
Brokerage and insurance product commissions	Wealth management	$18,731	$18,825	$22,391
Trust	Wealth management	18,392	18,767	13,263
Asset management	Wealth management	63,213	59,522	55,309
Total wealth management		100,336	97,114	90,963
Mortgage broker fees	Mortgage banking	368	768	1,188
Service charges on deposit accounts	Service charges on deposit accounts	45,023	39,070	36,404
Administrative services	Other non-interest income	4,385	4,197	4,625
Card related fees	Other non-interest income	7,579	7,816	7,441
Other deposit related fees	Other non-interest income	12,439	12,500	11,892
Total revenue from contracts with customers		$170,130	$161,465	$152,513

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Contract assets	$—	$—

Contract liabilities	$1,548	$1,356

Mortgage broker fees receivable	$20	$19
Administrative services receivable	64	194
Wealth management receivable	10,144	9,118
Card related fees receivable	783	266
Total receivables from contracts with customer	$11,011	$9,597

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $1.4 million and $759,000 for the years ended December 31, 2020 and 2019, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated—2021	$798
Estimated—2022	300
Estimated—2023	300
Estimated—2024	150
Total	$1,548

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

(16) Lease Commitments

The following tables provide a summary of lease costs and future required fixed payments related to the Company's leasing arrangements in which it is the lessee:

Year Ended
(Dollars in thousands)	December 31, 2020
Operating lease cost	$21,577
Finance lease cost:
Amortization of right-of-use asset	87
Interest on lease liability	155
Short-term lease cost	346
Variable lease cost	3,917
Sublease income	(696)
Total lease cost	$25,386

Cash paid for amounts included in the measurement of operating lease liabilities	$22,747
Cash paid for amounts included in the measurement of finance lease liabilities	157
Right-of-use asset obtained in exchange for new operating lease liabilities	3,659
Right-of-use asset obtained in exchange for new finance lease liabilities	—
Weighted average remaining lease term - operating leases	12.8 years
Weighted average remaining lease term - finance leases	38.6 years
Weighted average discount rate - operating leases	4.13%
Weighted average discount rate - finance leases	4.43%

(In thousands)	Payments
2021	$22,022
2022	22,165
2023	19,949
2024	18,841
2025	18,218
2026 and thereafter	134,525
Total minimum future amounts	$235,720
Impact of measuring the lease liability on a discounted basis	(55,248)
Total lease liability	$180,472

In addition to the lessee arrangements discussed above, the Company also leases certain owned premises and receives rental income from such lessor agreements. Gross rental income related to the Company’s buildings totaled $8.7 million, $9.4 million and $11.8 million, in 2020, 2019 and 2018, respectively. The approximate annual gross rental receipts under noncancelable agreements with remaining terms in excess of one year as of December 31, 2020, are as follows (in thousands):

Receipts
2021	$5,208
2022	3,411
2023	2,176
2024	763
2025	328
2026 and thereafter	588
Total minimum future amounts	$12,474

(17) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current income taxes:
Federal	$75,154	$55,664	$44,266
State	19,194	18,270	18,349
Foreign	6,501	5,913	(872)
Total current income taxes	$100,849	$79,847	$61,743
Deferred income taxes:
Federal	$284	$33,345	$40,500
State	(2,834)	13,099	11,705
Foreign	(1,508)	(1,887)	3,019
Total deferred income taxes	$(4,058)	$44,557	$55,224
Total income tax expense	$96,791	$124,404	$116,967

The Company's income before income taxes in 2020, 2019 and 2018 includes $15.4 million, $12.2 million and $5.3 million, respectively, of foreign income attributable to its Canadian subsidiary.

The tax effects of certain transactions are recorded directly to shareholders’ equity rather than income tax expense. The tax effect of fair value adjustments on securities available-for-sale and derivative instruments in cash flow hedges are recorded directly to shareholders’ equity as part of other comprehensive income (loss) and are reflected on the Consolidated Statements of Comprehensive Income. The tax effect of unrealized gains and losses on certain foreign currency transactions is also recorded in shareholders’ equity as part of other comprehensive income (loss).

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Income tax expense using the statutory Federal income tax rate of 21% on income before taxes	$81,854	$100,821	$96,628
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(2,970)	(3,958)	(3,869)
State taxes, net of federal tax benefit	20,098	24,600	23,584
Income earned on bank owned life insurance	(956)	(959)	(1,002)
Deficient (excess) tax benefits on share based compensation	466	(1,447)	(3,107)
Enactment of Tax Act - Re-measurement of net deferred tax liabilities	—	—	(1,209)
Meals, entertainment and related expenses	992	2,148	1,840
FDIC insurance expense	4,605	1,274	1,832
Non-deductible compensation expense	398	1,019	1,366
Foreign subsidiary, net	2,080	1,979	1,591
Tax benefits related to tax credits, net	(1,902)	(513)	(656)
Release of state uncertain tax positions	(7,173)	—	—
Other, net	(701)	(560)	(31)
Income tax expense	$96,791	$124,404	$116,967

In accordance with SAB 118, the Company recognized a net tax benefit of $1.2 million in 2018 as it finalized the provisional impact of the enactment of the Tax Act initially recorded in 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$101,021	$41,809
Right-of-use liability	47,895	52,472
Deferred compensation	23,975	23,555
Net unrealized losses on derivatives included in other comprehensive income	8,404	4,781
Deferred loan fees and costs	3,821	—
Stock-based compensation	3,363	8,487
Federal net operating loss carryforward	2,722	4,016
Nonaccrued interest	1,949	2,164
Loans	1,196	5,673
Other real estate owned	930	2,198
AMT credit carryforward	—	1,338
Other	6,083	2,366
Total gross deferred tax assets	201,359	148,859
Deferred tax liabilities:
Equipment leasing	146,393	120,114
Premises and equipment	62,278	51,544
Right-of-use asset	39,568	43,912
Net unrealized gains on securities included in other comprehensive income	25,700	5,443
Capitalized servicing rights	22,367	20,277
Fair value adjustments on loans	12,042	3,603
Goodwill and intangible assets	8,227	12,819
Deferred loan fees and costs	—	4,604
Other	7,599	5,397
Total gross deferred tax liabilities	324,174	267,713
Net deferred tax liabilities	$(122,815)	$(118,854)

Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2020 because it is more likely than not that these assets could be realized through future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company’s historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company has Federal net operating loss (“NOL”) carryforwards of $13.0 million that begin to expire in 2029 through 2037 and are subject to IRC Section 382 annual limitation. The NOL carryforwards were a result of acquisitions.

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Unrecognized tax benefits at beginning of year	$10,840	$11,538	$10,821
Gross increases for tax positions taken in current period	—	—	—
Gross (decreases) increases for positions taken in prior periods	(10,571)	(698)	717
Settlements with taxing authorities	(269)	—	—
Unrecognized tax benefits at end of year	$—	$10,840	$11,538

At December 31, 2020, the Company had no unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. Interest and penalties on unrecognized tax positions are recorded in income tax expense. There was no interest income accrued on unrecognized tax benefits, net of tax effects at December 31, 2020 compared to $1.7 million at December 31, 2019. Interest and penalties are included in the liability for uncertain tax positions, but are not included in the unrecognized tax benefits rollforward presented above. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business, we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company’s U.S. federal income tax returns are open and subject to audit for the 2017 tax return year forward, and in general, the Company’s state income tax returns are open and subject to audit from the 2017 tax return year forward, subject to individual state statutes of limitation. The Company’s Canadian subsidiary’s Canadian income tax returns are also subject to audit for the 2017 tax return year forward.

(18) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”), which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan have been made pursuant to the 2015 Plan. As of December 31, 2020, approximately 2.1 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. LTIP grants in 2020 consisted of a combination of performance-based stock awards, performance-based cash awards and time vested restricted shares. LTIP grants from 2017 through 2019 consisted of a combination of performance-based stock awards and performance-based cash awards, and prior to 2017, nonqualified stock options were in the mix of award types. It is anticipated that LTIP awards will continue to be granted annually. Performance-based stock and cash awards are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock based compensation is recognized based on the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $(4.9) million, $11.3 million and $13.5 million and the related tax (expense) benefits were $(914,000), $2.6 million and $3.1 million in 2020, 2019 and 2018, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2018	1,084,756	$41.98
Granted	—	—
Exercised	(282,614)	41.25
Forfeited or canceled	(7,128)	39.84
Outstanding at December 31, 2018	795,014	$42.25	3.1	$19,268
Exercisable at December 31, 2018	613,932	$42.54	3.1	$14,705
Outstanding at January 1, 2019	795,014	$42.25
Granted	—	—
Options outstanding in acquired plans	106,748	38.83
Exercised	(146,430)	38.84
Forfeited or canceled	—	—
Outstanding at December 31, 2019	755,332	$42.43	2.8	$21,503
Exercisable at December 31, 2019	735,396	$42.42	2.7	$20,947
Outstanding at January 1, 2020	755,332	$42.43
Granted	—	—
Exercised	(229,061)	42.29
Forfeited or canceled	(5,608)	44.34
Outstanding at December 31, 2020	520,663	$42.47	1.9	$9,694
Exercisable at December 31, 2020	512,762	$42.46	1.8	$9,555
Vested or expected to vest at December 31, 2020	520,663	$42.47	1.9	$9,694
(1)Represents the weighted average contractual remaining life in years.
(2)Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s stock price at year end and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the year. Options with exercise prices above the year end stock price are excluded from the calculation of intrinsic value. The intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was $4.1 million, $4.7 million and $13.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.1 million, $1.3 million and $3.5 million for 2020, 2019 and 2018, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2020, 2019 and 2018 was $9.7 million, $5.7 million and $11.7 million, respectively.

A summary of the Plans’ restricted share activity for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	144,328	$60.37	143,263	$60.80	127,787	$53.33
Granted	117,571	60.85	24,285	68.58	35,654	84.36
Vested and issued	(20,441)	74.42	(21,529)	70.99	(18,324)	54.31
Forfeited or canceled	(6,664)	73.54	(1,691)	79.50	(1,854)	63.50
Outstanding at end of year	234,794	$59.02	144,328	$60.37	143,263	$60.80
Vested, but not issuable at end of year	93,969	$52.11	92,183	$52.24	90,520	$51.94

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	465,515	$74.37	396,855	$67.71	359,196	$54.37
Granted	170,032	63.61	175,823	71.56	134,380	88.27
Added by performance factor at vesting	48,831	72.59	33,950	40.99	—	—
Vested and issued	(180,789)	72.59	(128,238)	41.00	(82,307)	44.39
Forfeited or canceled	(20,981)	72.46	(12,875)	75.08	(14,414)	60.05
Outstanding at end of year	482,608	$71.15	465,515	$74.37	396,855	$67.71
Vested, but deferred at year end	34,609	$43.14	33,828	$43.01	21,530	$43.54

At December 31, 2020, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount was approximately 707,000 shares.

The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock is based on the fair value of the shares on the issue date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock in 2020 was $848,000 less than the expected tax benefit for those shares; in 2019 and 2018 the actual tax benefit was $870,000 and $994,000, respectively, more than the expected tax benefit for those shares. These differences in actual and expected tax benefits were recorded to income tax expense.

As of December 31, 2020, there was $5.7 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $14.7 million, $9.8 million and $8.0 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company had no expense related to the CIRP in 2020, 2019 and 2018, and no awards were paid in those years. There were no outstanding awards under this plan at December 31, 2020.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $13.8 million in 2020, $12.3 million in 2019, and $10.4 million in 2018.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1, 2015, the purchase price of the shares of common stock is equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. During 2020, 2019 and 2018, 75,763, 43,386 and 33,977, shares of common stock, respectively, were purchased by participants and no compensation expense was recorded. The Company plans to continue to offer common stock through this ESPP on an ongoing basis, and in 2018, increased the shares authorized under the ESPP by 200,000 shares. At December 31, 2020, the Company had an obligation to issue 14,056 shares of common stock to participants and had 96,914 shares available for future grants under the ESPP.

As a result of the Company's acquisition of HPK Financial Corporation (“HPK”) in December 2012, the Company assumed the obligations of a noncontributory pension plan. The HPK Plan was frozen as of December 31, 2006, with no additional credit earned for service or compensation paid after that date. Similarly, in connection with the Company's acquisition of Diamond Bancorp, Inc. ("Diamond") in October 2013, the Company assumed the obligation of Diamond's pension plan. The Diamond Plan was frozen as of December 31, 2004, and only service and compensation prior to this date is considered in determining benefits. In 2019, both of these plans were terminated and participant account balances were distributed. The Company recorded no expense related to these plans in 2020, and $487,000 and ($38,000) of expense (income) in 2019 and 2018, respectively.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2020, an additional 200,000 shares were authorized under the DDFS Plan. During 2020, 2019 and 2018, a total of 19,928 shares, 18,577 shares and 18,856 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2020, the Company has an obligation to issue 331,482 shares of common stock to directors and has 186,129 shares available for future grants under the DDFS Plan.

(19) Regulatory Matters

Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2020, 2019 and 2018, cash dividends totaling $253.0 million, $139.0 million and $111.0 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of December 31, 2020, the banks had approximately $467.1 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. In March 2020, the FRB adopted a rule to amend its reserve regulation which included lowering the reserve requirement to zero percent. As a result, at December 31, 2020, there was no reserve balance required to be maintained at the FRB. At December 31, 2019, reserve balance of approximately $750.0 million was required to be maintained at the FRB.

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

As reflected in the following table, the Company met all minimum capital requirements at December 31, 2020 and 2019:

	2020	2019
Total capital to risk weighted assets	12.6%	12.2%
Tier 1 capital to risk weighted assets	10.0	9.6
Common Equity Tier 1 capital to risk weighted assets	8.8	9.2
Tier 1 Leverage Ratio	8.1	8.7

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2020, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk weighted assets and Tier 1 leverage ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2020 and 2019 are presented in the following table:

	December 31, 2020				December 31, 2019
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$525,202	12.0%	$436,884	10.0%	$461,643	12.0%	$386,358	10.0%
Hinsdale Bank	347,559	12.7	274,208	10.0	339,158	12.6	268,915	10.0
Wintrust Bank	808,451	11.6	697,039	10.0	709,328	11.8	602,969	10.0
Libertyville Bank	184,387	11.4	161,448	10.0	173,298	11.7	148,745	10.0
Barrington Bank	372,944	11.8	316,946	10.0	320,347	12.1	263,235	10.0
Crystal Lake Bank	127,621	11.4	111,594	10.0	124,373	12.1	102,488	10.0
Northbrook Bank	300,427	11.7	257,849	10.0	273,571	12.5	213,524	10.0
Schaumburg Bank	128,475	11.3	113,610	10.0	123,145	12.0	102,250	10.0
Village Bank	192,387	11.9	161,866	10.0	171,084	11.4	149,803	10.0
Beverly Bank	184,270	12.1	152,521	10.0	170,716	11.5	148,838	10.0
Town Bank	252,271	11.8	213,661	10.0	226,252	11.5	197,639	10.0
Wheaton Bank	213,784	11.4	186,919	10.0	187,518	11.4	165,019	10.0
State Bank of the Lakes	131,068	11.6	113,363	10.0	127,003	11.5	110,369	10.0
Old Plank Trail Bank	177,047	12.0	147,607	10.0	161,899	11.6	139,529	10.0
St. Charles Bank	165,876	12.0	138,774	10.0	156,023	11.7	133,119	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$494,957	11.3%	$349,507	8.0%	$440,585	11.4%	$309,087	8.0%
Hinsdale Bank	323,207	11.8	219,366	8.0	328,046	12.2	215,132	8.0
Wintrust Bank	728,787	10.5	557,631	8.0	668,922	11.1	482,375	8.0
Libertyville Bank	169,328	10.5	129,158	8.0	164,915	11.1	118,996	8.0
Barrington Bank	362,326	11.4	253,556	8.0	313,195	11.9	210,588	8.0
Crystal Lake Bank	118,085	10.6	89,275	8.0	119,374	11.7	81,991	8.0
Northbrook Bank	280,852	10.9	206,279	8.0	260,577	11.9	170,819	8.0
Schaumburg Bank	119,335	10.5	90,888	8.0	118,260	11.6	81,800	8.0
Village Bank	176,868	10.9	129,493	8.0	161,666	10.8	119,842	8.0
Beverly Bank	173,168	11.4	122,017	8.0	164,827	11.1	119,071	8.0
Town Bank	236,926	11.1	170,929	8.0	217,958	11.0	158,111	8.0
Wheaton Bank	199,134	10.7	149,535	8.0	181,195	11.0	132,015	8.0
State Bank of the Lakes	122,183	10.8	90,690	8.0	119,740	10.9	88,295	8.0
Old Plank Trail Bank	155,975	10.9	118,085	8.0	155,975	11.2	111,623	8.0
St. Charles Bank	153,704	11.1	111,019	8.0	151,665	11.4	106,495	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$494,957	11.3%	$283,975	6.5%	$440,585	11.4%	$251,133	6.5%
Hinsdale Bank	323,207	11.8	178,235	6.5	328,046	12.2	174,795	6.5
Wintrust Bank	728,787	10.5	453,075	6.5	668,922	11.1	391,930	6.5
Libertyville Bank	169,328	10.5	104,941	6.5	164,915	11.1	96,684	6.5
Barrington Bank	362,326	11.4	206,015	6.5	313,195	11.9	171,102	6.5
Crystal Lake Bank	118,085	10.6	72,536	6.5	119,374	11.7	66,617	6.5
Northbrook Bank	280,852	10.9	167,602	6.5	260,577	11.9	138,791	6.5
Schaumburg Bank	119,335	10.5	73,846	6.5	118,260	11.6	66,463	6.5
Village Bank	176,868	10.9	105,213	6.5	161,666	10.8	97,372	6.5
Beverly Bank	173,168	11.4	99,139	6.5	164,827	11.1	96,745	6.5
Town Bank	236,926	11.1	138,880	6.5	217,958	11.0	128,465	6.5
Wheaton Bank	199,134	10.7	121,497	6.5	181,195	11.0	107,262	6.5
State Bank of the Lakes	122,183	10.8	73,686	6.5	119,740	10.9	71,740	6.5
Old Plank Trail Bank	155,975	10.9	95,944	6.5	155,975	11.2	90,694	6.5
St. Charles Bank	153,704	11.1	90,203	6.5	151,665	11.4	86,528	6.5

	December 31, 2020				December 31, 2019
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$494,957	8.8%	$281,365	5.0%	$440,585	9.9%	$223,497	5.0%
Hinsdale Bank	323,207	8.5	190,608	5.0	328,046	11.1	147,512	5.0
Wintrust Bank	728,787	8.8	412,878	5.0	668,922	10.3	324,017	5.0
Libertyville Bank	169,328	8.5	99,846	5.0	164,915	10.0	82,848	5.0
Barrington Bank	362,326	11.5	158,153	5.0	313,195	13.6	115,309	5.0
Crystal Lake Bank	118,085	9.0	65,329	5.0	119,374	10.2	58,613	5.0
Northbrook Bank	280,852	8.5	164,599	5.0	260,577	9.8	132,394	5.0
Schaumburg Bank	119,335	8.4	70,740	5.0	118,260	9.8	60,266	5.0
Village Bank	176,868	8.3	106,021	5.0	161,666	9.0	89,945	5.0
Beverly Bank	173,168	10.1	86,022	5.0	164,827	10.3	79,777	5.0
Town Bank	236,926	8.1	145,977	5.0	217,958	9.3	116,750	5.0
Wheaton Bank	199,134	7.7	128,592	5.0	181,195	9.2	98,039	5.0
State Bank of the Lakes	122,183	8.2	74,986	5.0	119,740	9.5	63,078	5.0
Old Plank Trail Bank	155,975	8.2	98,610	5.0	155,975	9.7	80,708	5.0
St. Charles Bank	153,704	8.8	87,849	5.0	151,665	10.1	74,348	5.0

Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2020, these business units met their minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $6.4 billion and $5.1 billion as of December 31, 2020 and 2019, respectively, and unused home equity lines totaled $756.2 million and $800.6 million as of December 31, 2020 and 2019, respectively. Standby and commercial letters of credit totaled $348.2 million at December 31, 2020 and $291.8 million at December 31, 2019.

In addition, at December 31, 2020 and 2019, the Company had approximately $1.7 billion and $595.1 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $2.3 billion at December 31, 2020 and $837.2 million at December 31, 2019. See Note 21, “Derivative Financial Instruments,” for further discussion on derivative instruments.

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

The Company sold approximately $7.6 billion of mortgage loans in 2020 and $4.5 billion in 2019. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $0.8 million and $2.4 million at December 31, 2020 and 2019, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $187,000 in 2020 as compared to $639,000 in 2019. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.

The Company has unfunded commitments to investment partnerships that qualify for CRA purposes totaling $28.5 million as of December 31, 2020. Of these commitments, $178,000 related to legally-binding unfunded commitments for tax-credit investments and was included within other liabilities on the consolidated statements of financial condition.

The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of Wintrust Investments for losses that it may sustain from the customer accounts introduced by Wintrust Investments. As of December 31, 2020, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $16.8 million. Wintrust Investments seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

Litigation Matters

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

Lehman Holdings Matter

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following an adverse ruling by the federal Court of Appeals for the Tenth Circuit concerning the applicable statute of limitations on certain Lehman Holdings claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. On March 16, 2016, Wintrust Mortgage participated in the court-ordered mediation, but the mediation did not result in a consensual resolution of the dispute. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On March 31, 2017, Wintrust Mortgage moved to dismiss the amended complaint for lack of subject matter jurisdiction and improper venue or to transfer venue. The court heard argument on the motions on June 12, 2018. The court denied the motion to dismiss for lack of subject matter jurisdiction on August 14, 2018 and the defendants’ motion to transfer venue on October 2, 2018. Wintrust Mortgage appealed the denial of its motion to dismiss based on improper venue and the denial of its motion to transfer venue.

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

Wintrust Mortgage Matter

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit in the Superior Court of Los Angeles County, California against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, nonexempt employees of Wintrust Mortgage in California. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage filed its response to the complaint on February 25, 2019. On November 1, 2019, the plaintiff’s counsel filed a letter with the California Department of Labor advising that it was initiating an action under California’s Private Attorney General Act statute based on the same alleged violations. In November 2019, the parties reached a settlement agreement. The parties executed a settlement agreement and on February 26, 2020, plaintiff moved the court for approval. A hearing on the motion to approve settlement was originally set for June 16, 2020, but the court continued the motion to September 8, 2020. On September 8, 2020, the court requested the parties make certain changes to the settlement agreement that were immaterial to the parties’ settlement terms. The parties have revised the settlement agreement consistent with the court’s recommendations and submitted the revised settlement agreement to the court for its approval. On January 27, 2021, the court entered its preliminary approval of the settlement. Notices of settlement are to be sent to class members by March 3, 2021 who will have until May 2, 2021 to opt out of the settlement. The Company has reserved an amount for this proposed settlement that is immaterial to its results of operations or financial condition.

Northbrook Bank Matter

On October 17, 2018, two individual plaintiffs filed suit in the Circuit Court of Cook County, Illinois against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen. Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which the court granted on March 5, 2019. On April 3, 2019, Plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank again moved to dismiss. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook moved to dismiss the second amended complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs filed an appeal on December 2, 2019. After this appeal was fully briefed, on September 4, 2020, the Appellate Court for the First District of Illinois remanded the case back to the trial court for lack of appellate jurisdiction. The Appellate Court determined it did not have jurisdiction to hear the appeal because the trial court did not dismiss the suit against defendant Moumen and plaintiffs did not obtain the trial court’s consent for immediate appeal of the dismissal order against Northbrook Bank. On October 29, 2020, Plaintiffs cured the jurisdictional issue identified by the Appellate Court by dismissing defendant Moumen. Plaintiffs filed their renewed appeal on November 4, 2020. The appeal remains pending. Northbrook Bank believes plaintiffs’ allegations are legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

Wintrust Bank Matter

On April 30, 2020, A.D. Sims LLC on behalf of itself and other similarly situated plaintiffs filed suit in the federal district court for the Northern District of Illinois against Wintrust Financial Corporation, Wintrust Bank, N.A., Bank of America, N.A., Cross River Bank, and an additional 4,971 named and unnamed defendants. Plaintiffs allege the defendant financial institutions failed to pay agent fees on loans issued by them under the federal CARES Act’s Payroll Protection Program (“PPP”) in violation of applicable law. Plaintiffs allege the collective damages could exceed $3.8 billion and have asked the court to require the defendants to establish, on a pro rata basis, a fund that could be used to pay agent fees due. Plaintiffs voluntarily dismissed Wintrust Financial Corporation as a defendant in this suit on June 29, 2020. On September 28, 2020, the class defendants filed an omnibus motion to dismiss the lawsuit. This motion was fully briefed on November 23, 2020. On December 27, 2020, legislation amending the CARES Act was enacted. The new legislation expressly stated that lenders do not owe fees to agents for assisting borrowers to obtain PPP loans absent a fee agreement between the lender and the agent. In light of this legislation, plaintiff asked the court to dismiss the case. On January 22, 2021, the district court entered plaintiff’s voluntary dismissal order.

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

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2020 and December 31, 2019:

	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$8,182	$—	$39,715	$19,385
Interest rate derivatives designated as Fair Value Hedges	—	310	14,520	6,523
Total derivatives designated as hedging instruments under ASC 815	$8,182	$310	$54,235	$25,908

Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$221,205	$100,259	$221,608	$100,897
Interest rate lock commitments	48,925	2,860	—	259
Forward commitments to sell mortgage loans	—	142	12,510	2,070
Foreign exchange contracts	111	73	112	70
Total derivatives not designated as hedging instruments under ASC 815	$270,241	$103,334	$234,230	$103,296
Total Derivatives	$278,423	$103,644	$288,465	$129,204

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

As of December 31, 2020, the Company had 27 interest rate swap derivatives designated as cash flow hedges of variable rate deposits and certain junior subordinated debentures, and one interest rate collar derivative designated as a cash flow hedge of the Company’s variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of December 31, 2020:

(Dollars in thousands)	December 31, 2020
Maturity Date	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swaps:
October 2021	$25,000	$(423)
November 2021	20,000	(397)
December 2021	165,000	(3,519)
March 2022	500,000	(294)
May 2022	370,000	(9,670)
June 2022	160,000	(4,412)
July 2022	230,000	(6,452)
August 2022	235,000	(7,073)
March 2023	250,000	(698)
April 2024	250,000	(1,248)
July 2027	1,000,000	8,182
Interest Rate Collars:
September 2023	101,786	(5,529)
Total Cash Flow Hedges	$3,306,786	$(31,533)

In 2018, the Company terminated five interest rate swap derivatives designated as cash flow hedges of variable rate deposits with a total notional value of $650.0 million. As the hedged forecasted transactions (interest payments on variable rate deposits) will still occur over the remaining term of the terminated derivatives, any prior changes in the fair value of these cash flow hedges will continue to be included within accumulated other comprehensive income or loss and reclassified to interest expense as interest payments continue to be made. In 2020, 2019 and 2018, the Company reclassified approximately $1.4 million, $4.7 million and $427,000, respectively, from accumulated other comprehensive income to interest expense related to these terminated interest rate swap derivatives.

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019
Unrealized (loss) gain at beginning of period	$(17,943)	$10,742
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	18,471	(10,250)
Amount of loss recognized in other comprehensive income	(32,061)	(18,435)
Unrealized loss at end of period	$(31,533)	$(17,943)

As of December 31, 2020, the Company estimates that during the next twelve months, $19.9 million will be reclassified from accumulated other comprehensive income or loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2020, the Company has 17 interest rate swaps with an aggregate notional amount of $168.7 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of December 31, 2020:

		December 31, 2020
(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$181,831	$14,317	$(157)
	Available-for-sale debt securities	1,373	125	—

The following table presents the gain or loss recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2020
Interest rate swaps	Interest and fees on loans	$(52)
	Interest income - investment securities	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most notably the LIBOR index. As of December 31, 2020, the Company held interest rate caps with an aggregate notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2020, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $9.0 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from January 2021 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2020, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $2.3 billion and interest rate lock commitments with an aggregate notional amount of approximately $1.5 billion. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of December 31, 2020, the Company held foreign currency derivatives with an aggregate notional amount of approximately $4.8 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2020 or December 31, 2019.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options or swaps outstanding as of December 31, 2020 as well as no such options outstanding as of December 31, 2019. As of December 31, 2019, the Company held four interest rate swaps with an aggregate notional value of $55.0 million for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2020	2019
Interest rate swaps and caps	Trading gains (losses), net	$(1,107)	$(380)
Mortgage banking derivatives	Mortgage banking revenue	50,183	100
Covered call options	Fees from covered call options	2,292	3,670
Foreign exchange contracts	Trading gains (losses), net	(13)	43
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	4,749	519

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2020, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $272.1 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Gross Amounts Recognized	$229,387	$100,569	$275,843	$126,805
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$229,387	$100,569	$275,843	$126,805
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(8,647)	$(2,561)	$(8,647)	$(2,561)
Collateral Posted	—	—	(266,832)	(124,244)
Net Credit Exposure	$220,740	$98,008	$364	$—

(22) Fair Value of Assets and Liabilities

The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

•Level 1 — unadjusted quoted prices in active markets for identical assets or liabilities.

•Level 2 — inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•Level 3 — significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

At December 31, 2020, the Company classified $109.9 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $2.0 million of U.S. Government agencies as Level 3 at December 31, 2020. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. At the year ended 2020, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2020 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. Government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At December 31, 2020, the Company classified $10.3 million of loans held-for-investment as Level 3. The discount rate used as an input to value these loans at December 31, 2020 was 2.50%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate includes assumptions of prepayment speeds and credit losses. The Company included a prepayment speed assumption of 17.88% at December 31, 2020. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.19% with credit discounts ranging from 0%-3% at December 31, 2020.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At December 31, 2020, the Company classified $92.1 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at December 31, 2020 was 9.93% with discount rates applied ranging from 4%-19%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-84% or a weighted average prepayment speed of 17.88%. Further, for current and delinquent loans, the Company assumed the weighted average cost of servicing of $76 and $309, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 6, “Mortgage Servicing Rights (“MSRs”),” for further discussion of MSRs.

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

At December 31, 2020, the Company classified $48.1 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at December 31, 2020 was 76.13% with pull-through rates applied ranging from 0% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$304,971	$304,971	$—	$—
U.S. Government agencies	84,513	—	82,547	1,966
Municipal	146,910	—	37,034	109,876
Corporate notes	91,405	—	91,405	—
Mortgage-backed	2,428,040	—	2,428,040	—
Trading account securities	671	—	671	—
Equity securities with readily determinable fair value	90,862	82,796	8,066	—
Mortgage loans held-for-sale	1,272,090	—	1,272,090	—
Loans held-for-investment	55,134	—	44,854	10,280
MSRs	92,081	—	—	92,081
Nonqualified deferred compensations assets	15,398	—	15,398	—
Derivative assets	278,423	—	230,332	48,091
Total	$4,860,498	$387,767	$4,210,437	$262,294
Derivative liabilities	$288,465	$—	$288,465	$—

	December 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$121,088	$121,088	$—	$—
U.S. Government agencies	365,442	—	362,796	2,646
Municipal	145,318	—	33,368	111,950
Corporate notes	94,841	—	94,841	—
Mortgage-backed	2,379,525	—	2,379,525	—
Trading account securities	1,068	—	1,068	—
Equity securities with readily determinable fair value	50,840	42,774	8,066	—
Mortgage loans held-for-sale	377,313	—	377,313	—
Loans held-for-investment	132,718	—	123,098	9,620
MSRs	85,638	—	—	85,638
Nonqualified deferred compensations assets	14,213	—	14,213	—
Derivative assets	103,644	—	101,013	2,631
Total	$3,871,648	$163,862	$3,495,301	$212,485
Derivative liabilities	$129,204	$—	$129,204	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2020 and 2019 for mortgage loans held- for-sale measured at fair value under ASC 825 was $1.2 billion and $368.0 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $1.3 billion and $377.3 million, respectively, as shown in the above tables. There were $134.1 million of loans past due greater than 90 days and still accruing interest in the mortgage loans held-for-sale portfolio as of December 31, 2020 and $1.8 million of loans as of December 31, 2019.

The changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2020 and 2019 are summarized as follows:

		U.S. Government Agencies	Loans held-for-investment	MSRs	Derivative assets
(Dollars in thousands)	Municipal
Balance at January 1, 2020	$111,950	$2,646	$9,620	$85,638	$2,631
Total net gains (losses) included in:
Net income (1)	—	—	184	6,443	45,460
Other comprehensive income	(1,302)	(50)	—	—	—
Purchases (2)	39,365	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(40,137)	(630)	(21,025)	—	—
Net transfers into/(out of) Level 3	—	—	21,501	—	—
Balance at December 31, 2020	$109,876	$1,966	$10,280	$92,081	$48,091

(Dollars in thousands)	Municipal	U.S. Government Agencies	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2019	$108,926	$3,150	$11,347	$75,183	$2,457
Total net gains included in:
Net income (1)	—	—	827	10,047	174
Other comprehensive income	3,147	126	—	—	—
Purchases (2)	38,686	—	—	408	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(38,809)	(630)	(5,447)	—	—
Net transfers into/(out of) Level 3	—	—	2,893	—	—
Balance at December 31, 2019	$111,950	$2,646	$9,620	$85,638	$2,631
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as a component of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.
(2)Mortgage servicing rights purchased as a part of the ROC business combination in 2019. See Note 7 - Business Combinations and Asset Acquisitions for further discussion.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2020.

	December 31, 2020				Year Ended December 31, 2020 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$100,154	$—	$—	$100,154	$33,369
Other real estate owned (1)	16,558	—	—	16,558	1,076
Total	$116,712	$—	$—	$116,712	$34,445
(1)Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 5 – Allowance for Credit Losses. At December 31, 2020, the Company had $139.7 million of impaired loans classified as Level 3. Of the $139.7 million of impaired loans, $100.2 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $39.5 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At December 31, 2020, the Company had $16.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.
The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2020 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$109,876	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	1,966	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	10,280	Discounted cash flows	Discount rate	2.50%	2.50%	Decrease
			Credit discount	0%-3%	0.19%	Decrease
			Constant prepayment rate (CPR)	17.88%	17.88%	Decrease
MSRs	92,081	Discounted cash flows	Discount rate	4%-19%	9.93%	Decrease
			Constant prepayment rate (CPR)	0%-84%	17.88%	Decrease
			Cost of servicing	$70-$200	$76	Decrease
			Cost of servicing - delinquent	$200-1,000	$309	Decrease
Derivatives	48,091	Discounted cash flows	Pull-through rate	0%-100%	76.13%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	100,154	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	16,558	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$322,474	$322,474	$286,476	$286,476
Interest-bearing deposits with banks	4,802,527	4,802,527	2,164,560	2,164,560
Available-for-sale securities	3,055,839	3,055,839	3,106,214	3,106,214
Held-to-maturity securities	579,138	593,767	1,134,400	1,138,396
Trading account securities	671	671	1,068	1,068
Equity securities with readily determinable fair value	90,862	90,862	50,840	50,840
FHLB and FRB stock, at cost	135,588	135,588	100,739	100,739
Brokerage customer receivables	17,436	17,436	16,573	16,573
Mortgage loans held-for-sale, at fair value	1,272,090	1,272,090	377,313	377,313
Loans held-for-investment, at fair value	55,134	55,134	132,718	132,718
Loans held-for-investment, at amortized cost	32,023,939	31,871,683	26,667,572	26,659,903
Nonqualified deferred compensation assets	15,398	15,398	14,213	14,213
Derivative assets	278,423	278,423	103,644	103,644
Accrued interest receivable and other	272,339	272,339	303,090	303,090
Total financial assets	$42,921,858	$42,784,231	$34,459,420	$34,455,747
Financial Liabilities:
Non-maturity deposits	$32,116,023	$32,116,023	$24,483,867	$24,483,867
Deposits with stated maturities	4,976,628	4,969,849	5,623,271	5,635,475
FHLB advances	1,228,429	1,172,315	674,870	715,129
Other borrowings	518,928	518,928	418,174	418,174
Subordinated notes	436,506	473,093	436,095	458,796
Junior subordinated debentures	253,566	204,713	253,566	243,158
Derivative liabilities	288,465	288,465	129,204	129,204
Accrued interest payable	15,645	15,645	19,940	19,940
Total financial liabilities	$39,834,190	$39,759,031	$32,038,987	$32,103,743

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

Held-to-maturity securities. Held-to-maturity securities include U.S. Government-sponsored agency securities, municipal bonds issued by various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and mortgage-backed securities. Fair values for held-to-maturity securities are typically based on prices obtained from independent pricing vendors. In accordance with ASC 820, the Company has generally categorized these held-to-maturity securities as a Level 2 fair value measurement. Fair values for certain other held-to-maturity securities are based on the bond pricing methodology discussed previously related to certain available-for-sale securities. In accordance with ASC 820, the Company has categorized these held-to-maturity securities as a Level 3 fair value measurement.

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

(23) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2020 and 2019 is as follows:

	2020	2019
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	58,473,252	57,950,803
Shares outstanding	56,769,625	57,821,891
Cash dividend per share	$1.12	$1.00
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	5,011,500	5,000,000
Shares outstanding	5,011,500	5,000,000

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

Series E Preferred Stock

In May 2020, the Company issued 11,500 shares of fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a $287.5 million public offering of 11,500,000 depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock. When, as and if declared, dividends on the Series E Preferred Stock are payable quarterly in arrears at a fixed rate of 6.875% per annum.

Other

At the January 2021 Board of Directors meeting, a quarterly cash dividend of $0.31 per share of common stock ($1.24 on an annualized basis) was declared. It was paid on February 25, 2021 to shareholders of record as of February 11, 2021.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$14,982	$(13,141)	$(36,519)	$(34,678)
Other comprehensive income (loss) during the period, net of tax, before reclassification	56,086	(23,497)	4,254	36,843
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(162)	13,548	—	13,386
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(169)	—	—	(169)
Net other comprehensive income (loss) during the period, net of tax	$55,755	$(9,949)	$4,254	$50,060
Balance at December 31, 2020	$70,737	$(23,090)	$(32,265)	$15,382

Balance at January 1, 2019	$(42,353)	$7,857	$(42,376)	$(76,872)
Other comprehensive income (loss) during the period, net of tax, before reclassification	58,341	(13,481)	5,857	50,717
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(658)	(7,517)	—	(8,175)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(348)	—	—	(348)
Net other comprehensive income (loss) during the period, net of tax	$57,335	$(20,998)	$5,857	$42,194
Balance at December 31, 2019	$14,982	$(13,141)	$(36,519)	$(34,678)

Balance at January 1, 2018	$(15,813)	$7,164	$(33,186)	$(41,835)
Cumulative effect adjustment from the adoption of:
ASU 2016-01	(1,880)	—	—	(1,880)
ASU 2018-02	(4,517)	1,543	—	(2,974)
Other comprehensive (loss) income during the period, net of tax, before reclassification	(20,054)	4,498	(9,190)	(24,746)
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(24)	(5,348)	—	(5,372)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(65)	—	—	(65)
Net other comprehensive loss during the period, net of tax	$(20,143)	$(850)	$(9,190)	$(30,183)
Balance at December 31, 2018	$(42,353)	$7,857	$(42,376)	$(76,872)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the Year Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	December 31,		Impacted Line on the Consolidated Statements of Income
	2020	2019
	(In thousands)
Accumulated unrealized gains on available-for-sale securities
Gains included in net income	$221	$899	Gains (losses) on investment securities, net
	221	899	Income before taxes
Tax effect	(59)	(241)	Income tax expense
Net of tax	$162	$658	Net income

Accumulated unrealized gains (losses) on derivative instruments
Amount reclassified to interest expense on deposits	$13,209	$(10,954)	Interest on deposits
Amount reclassified to interest expense on other borrowings	2,187	576	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	3,075	128	Interest on junior subordinated debentures
	(18,471)	10,250	Income before taxes
Tax effect	4,923	(2,733)	Income tax expense
Net of tax	$(13,548)	$7,517	Net income

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

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in the “Summary of Significant Accounting Policies” in Note 1. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

(Dollars in thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2020
Net interest income	$808,443	$177,025	$30,612	$1,016,080	$23,827	$1,039,907
Provision for credit losses	206,774	7,446	—	214,220	—	214,220
Non-interest income	469,187	86,268	103,438	658,893	(54,704)	604,189
Non-interest expense	855,797	118,560	96,615	1,070,972	(30,877)	1,040,095
Income tax expense	51,439	36,956	8,396	96,791	—	96,791
Net income	$163,620	$100,331	$29,039	$292,990	$—	$292,990
Total assets at end of year	$36,769,640	$7,015,590	$1,295,538	$45,080,768	$—	$45,080,768
2019
Net interest income	$841,601	$161,720	$30,118	$1,033,439	$21,480	$1,054,919
Provision for credit losses	47,914	5,950	—	53,864	—	53,864
Non-interest income	274,652	79,467	100,121	454,240	(47,068)	407,172
Non-interest expense	747,202	111,377	95,135	953,714	(25,588)	928,126
Income tax expense	82,639	34,424	7,341	124,404	—	124,404
Net income	$238,498	$89,436	$27,763	$355,697	$—	$355,697
Total assets at end of year	$29,583,112	$5,916,835	$1,120,636	$36,620,583	$—	$36,620,583
2018
Net interest income	$791,838	$136,981	$17,455	$946,274	$18,629	$964,903
Provision for credit losses	28,586	6,246	—	34,832	—	34,832
Non-interest income	238,668	65,898	91,896	396,462	(40,312)	356,150
Non-interest expense	681,749	84,248	81,774	847,771	(21,683)	826,088
Income tax expense	79,361	30,325	7,281	116,967	—	116,967
Net income	$240,810	$82,060	$20,296	$343,166	$—	$343,166
Total assets at end of year	$25,438,454	$5,073,011	$733,384	$31,244,849	$—	$31,244,849

(25) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Statements of Financial Condition

	December 31,
(In thousands)	2020	2019
Assets
Cash	$322,607	$96,245
Available-for-sale debt securities and equity securities with readily determinable fair value	15,250	14,695
Investment in and receivable from subsidiaries	4,464,747	4,266,278
Loans, net of unearned income	—	75
Allowance for loan losses	—	(5)
Net loans	$—	$70
Goodwill	8,371	8,371
Other assets	366,209	353,064
Total assets	$5,177,184	$4,738,723

Liabilities and Shareholders’ Equity
Other liabilities	$204,299	$188,275
Subordinated notes	436,506	436,095
Other borrowings	166,818	169,537
Junior subordinated debentures	253,566	253,566
Shareholders’ equity	4,115,995	3,691,250
Total liabilities and shareholders’ equity	$5,177,184	$4,738,723

Statements of Income

	Years Ended December 31,
(In thousands)	2020	2019	2018
Income
Dividends and other revenue from subsidiaries	$317,839	$198,918	$171,388
Investment securities (losses) gains and other income	(1,890)	3,044	4
Total income	$315,949	$201,962	$171,392
Expenses
Interest expense	$39,581	$34,649	$22,375
Salaries and employee benefits	75,179	72,925	64,726
Other expenses	113,886	116,132	108,038
Total expenses	$228,646	$223,706	$195,139
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$87,303	$(21,744)	$(23,747)
Income tax benefit	42,745	40,776	34,186
Income before equity in undistributed net income of subsidiaries	$130,048	$19,032	$10,439
Equity in undistributed net income of subsidiaries	162,942	336,665	332,727
Net income	$292,990	$355,697	$343,166

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2020	2019	2018
Operating Activities:
Net income	$292,990	$355,697	$343,166
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	—	(18)	56
(Gains) losses on investment securities, net	(192)	(1,900)	957
Depreciation and amortization	22,224	15,675	11,943
Deferred income tax expense	11,336	8,342	502
Stock-based compensation expense	(2,813)	5,611	6,025
Decrease in other assets	4,838	4,940	2,728
Increase (decrease) in other liabilities	2,388	(13,181)	650
Equity in undistributed net income of subsidiaries	(162,942)	(336,665)	(332,727)
Net Cash Provided by Operating Activities	$167,829	$38,501	$33,300

Investing Activities:
Capital (contributions to) distributions from subsidiaries, net	$(12,000)	$(22,500)	$4,632
Net cash paid for acquisitions, net	—	(124,338)	(87,081)
Other investing activity, net	(40,127)	(51,495)	(57,143)
Net Cash Used for Investing Activities	$(52,127)	$(198,333)	$(139,592)

Financing Activities:
(Decrease) increase in subordinated notes, other borrowings and junior subordinated debentures, net	$(2,690)	$273,886	$101,910
Net proceeds from issuance of Series E Preferred Stock	277,613	—	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	15,059	10,667	15,903
Dividends paid	(85,890)	(65,110)	(50,987)
Common stock repurchases under authorized program	(92,055)	—	—
Common stock repurchases for tax withholdings related to stock-based compensation	(1,377)	(1,297)	(648)
Net Cash Provided by Financing Activities	$110,660	$218,146	$66,178

Net Increase (Decrease) in Cash and Cash Equivalents	$226,362	$58,314	$(40,114)
Cash and Cash Equivalents at Beginning of Year	96,245	37,931	78,045
Cash and Cash Equivalents at End of Year	$322,607	$96,245	$37,931

(26) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2020, 2019 and 2018:

(In thousands, except per share data)		2020	2019	2018
Net income		$292,990	$355,697	$343,166
Less: Preferred stock dividends		21,377	8,200	8,200
Net income applicable to common shares	(A)	$271,613	$347,497	$334,966

Weighted average common shares outstanding	(B)	57,523	56,857	56,300
Effect of dilutive potential common shares:
Common stock equivalents		496	762	908
Weighted average common shares and effect of dilutive potential common shares	(C)	58,019	57,619	57,208
Net income per common share:
Basic	(A/B)	$4.72	$6.11	$5.95
Diluted	(A/C)	4.68	6.03	5.86

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants and shares to be issued under the ESPP and the DDFS Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share.

(27) Quarterly Financial Summary (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2020 and 2019:

	2020 Quarters				2019 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$344,067	$329,816	$311,156	$307,981	$333,970	$346,814	$354,627	$349,731
Interest expense	82,624	66,685	55,220	48,584	71,984	80,612	89,775	87,852
Net interest income	261,443	263,131	255,936	259,397	261,986	266,202	264,852	261,879
Provision for credit losses	52,961	135,053	25,026	1,180	10,624	24,580	10,834	7,826
Net interest income after provision for credit losses	208,482	128,078	230,910	258,217	251,362	241,622	254,018	254,053
Non-interest income, excluding net securities (losses) gains	117,601	161,185	170,182	157,147	80,293	97,294	114,427	111,633
(Losses) gains on investment securities, net	(4,359)	808	411	1,214	1,364	864	710	587
Non-interest expense	234,641	259,368	264,219	281,867	214,374	229,607	234,554	249,591
Income before taxes	87,083	30,703	137,284	134,711	118,645	110,173	134,601	116,682
Income tax expense	24,271	9,044	29,969	33,507	29,499	28,707	35,480	30,718
Net income	$62,812	$21,659	$107,315	$101,204	$89,146	$81,466	$99,121	$85,964
Preferred stock dividends	2,050	2,050	10,286	6,991	2,050	2,050	2,050	2,050
Net income applicable to common shares	$60,762	$19,609	$97,029	$94,213	$87,096	$79,416	$97,071	$83,914
Net income per common share:
Basic	$1.05	$0.34	$1.68	$1.64	$1.54	$1.40	$1.71	$1.46
Diluted	1.04	0.34	1.67	1.63	1.52	1.38	1.69	1.44
Cash dividends declared per common share	0.28	0.28	0.28	0.28	0.25	0.25	0.25	0.25

(28) Subsequent Events

On December 27, 2020, the President of the United States signed the CAA, which authorized an additional funding of PPP for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. The Company began accepting applications on January 11, 2021 and as of February 25, 2021, the Company had secured authorization from the SBA to fund over 6,700 PPP loans totaling approximately $1.2 billion.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2020, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2020, the Company's system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria. Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
Founder and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wintrust Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 27, 2021 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement under the captions “Executive Compensation,” “Director Compensation” “Compensation Committee Interlocks and Insider Participation” “CEO Pay Ratio Disclosure” and “Compensation Committee Report” and is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the materials under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” that will be included in the Company’s Proxy Statement.

The following table summarizes information as of December 31, 2020, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	85,000	—	—
WTFC 2007 Stock Incentive Plan	247,594	$40.21	—
WTFC 2015 Stock Incentive Plan	1,088,262	$9.65	2,082,745
WTFC Employee Stock Purchase Plan	—	—	110,970
WTFC Directors Deferred Fee and Stock Plan	—	—	517,611
	1,420,856	$14.40	2,711,326
Equity compensation plans not approved by security holders (1)
N/A	—	—	—
Total	1,420,856	$14.40	2,711,326
(1)Excludes 41,208 shares of the Company's common stock issuable pursuant to the exercise of options granted under the plan of STC Bancshares Corporation. The weighted average exercise price of these options is $40.05. No additional awards will be made under this plan.

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Consolidated Statements of Condition as of December 31, 2020 and 2019
•Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

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

3.3
Certificate of Designations of the Company filed on May 7, 2020 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series E Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2020).

3.4	Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020).

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.3	Form of Subordinated Indenture between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 6, 2020).

4.4	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.3 hereto) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

186

4.5
Deposit Agreement, dated as of May 15, 2020, among Wintrust Financial Corporation, U.S. Bank National Association, as Depositary, and the holders from time to time of the Depositary Receipts issued thereunder (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

4.6	Subordinated Indenture, dated June 13, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).

4.7	First Supplemental Indenture, dated June 13, 2014 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).

4.8	Form of 5.000% Subordinated Note due 2024 (incorporated by reference to Exhibit A in Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).
4.9	Second Supplemental Indenture, dated June 6, 2019 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

4.10	Form of 4.850% Subordinated Notes due 2029 (incorporated by reference to Exhibit A in Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

4.11	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 6, 2020).

10.1	Credit Agreement, dated as of September 18, 2018, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent and sole lead arranger (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

10.2	First Amendment, dated as of September 17, 2019, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2019).

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

10.4	Receivables Purchase Agreement, dated as of December 16, 2014, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.5	First Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2015, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.6	Second Amending Agreement to the Receivables Purchase Agreement, dated September 9, 2016, by and among First Insurance Funding of Canada, Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.7	Third Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2017, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.8	Fourth Amending Agreement to the Receivables Purchase Agreement, dated June 29, 2018, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.9	Fifth Amending Agreement to the Receivables Purchase Agreement, dated as of February 15, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.10	Sixth Amending Agreement to the Receivables Purchase Agreement, dated as of May 27, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.11	Seventh Amending Agreement, date as of January 15, 2020 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.12	Eighth Amending Agreement to the Receivables Purchase Agreement, dated May 20, 2020, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.13	Ninth Amending Agreement to the Receivables Purchase Agreement, dated January 15, 2021, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.14	Performance Guarantee, made as of December 16, 2014, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.15	Performance Guarantee Confirmation, made as of December 15, 2017, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.16	Performance Guarantee Confirmation, made as of June 28, 2018, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.17	Performance Guarantee Confirmation, made as of February 15, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.18	Performance Guarantee Confirmation, made as of May 27, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.19	Performance Guarantee Confirmation, made as of January 15, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.20	Performance Guarantee Confirmation, made as of May 20, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.21	Performance Guarantee Confirmation, made as of January 15, 2021, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.22	Fee Letter, dated May 27, 2019, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.23	Fee Letter, dated January 15, 2020, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.24	Fee Letter, dated May 20, 2020, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.25	Fee Letter, dated January 15, 2021, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.26	Junior Subordinated Indenture, dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.27	Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.28	Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.29	Indenture, dated as of September 1, 2006, between the Company and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.30	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among the Company, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.31	Guarantee Agreement, dated as of September 1, 2006, between the Company, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.32	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Edward J. Wehmer, President and Chief Executive Officer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.33	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.34	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.35	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.36	Employment Agreement, dated August 11, 2008, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.37	First Amendment to Employment Agreement, dated November 30, 2010, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.38	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.39	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.40	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.41	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.42	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.43	Wintrust Financial Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).*

10.44	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.45	Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.46	Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.47	Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.48	Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.49	Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.50	Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.51	Form of Performance Award Agreement - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.52	Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.53	Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.54	Form of Performance Award Agreement - Cash Settled/Share Settled under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).*

10.55	Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.56	Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.57	Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).*

10.58	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.59	Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.60	Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.61	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.62	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 26, 2021	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, Founder and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Chairman of the Board of Directors	February 26, 2021

/s/ EDWARD J. WEHMER Edward J. Wehmer	Founder, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021

/s/ PETER D. CRIST Peter D. Crist	Director	February 26, 2021

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 26, 2021

/s/ WILLIAM J. DOYLE William J. Doyle	Director	February 26, 2021

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 26, 2021

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 26, 2021

/s/ DEBORAH L. HALL LEFEVRE Deborah L. Hall Lefevre	Director	February 26, 2021

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	February 26, 2021

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	February 26, 2021

/s/ GARY D. “JOE” SWEENEY Gary D. “Joe” Sweeney	Director	February 26, 2021

/s/ KARIN GUSTAFSON TEGLIA Karin Gustafson Teglia	Director	February 26, 2021

/s/ ALEX E. WASHINGTON, III Alex E. Washington, III	Director	February 26, 2021

