Form 10-Q
period 2021-03-31
WINTRUST FINANCIAL CORP
filed 2021-05-07
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Common Stock — no par value, 57,039,674 shares, as of April 30, 2021

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2021	December 31, 2020	March 31, 2020
Assets
Cash and due from banks	$426,325	$322,415	$349,118
Federal funds sold and securities purchased under resale agreements	52	59	309
Interest-bearing deposits with banks	3,348,794	4,802,527	1,943,743
Available-for-sale securities, at fair value	2,430,749	3,055,839	3,570,959
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $99, $59 and $70 at March 31, 2021, December 31, 2020 and March 31, 2020, respectively ($2.1 billion, $593.8 million and $879.2 million fair value at March 31, 2021, December 31, 2020 and March 31, 2020, respectively)	2,166,419	579,138	865,376
Trading account securities	951	671	2,257
Equity securities with readily determinable fair value	90,338	90,862	47,310
Federal Home Loan Bank and Federal Reserve Bank stock	135,881	135,588	134,546
Brokerage customer receivables	19,056	17,436	16,293
Mortgage loans held-for-sale, at fair value	1,260,193	1,272,090	656,934
Loans, net of unearned income	33,171,233	32,079,073	27,807,321
Allowance for loan losses	(277,709)	(319,374)	(216,050)
Net loans	32,893,524	31,759,699	27,591,271
Premises and equipment, net	760,522	768,808	764,583
Lease investments, net	238,984	242,434	207,147
Accrued interest receivable and other assets	1,230,362	1,351,455	1,460,168
Trade date securities receivable	—	—	502,207
Goodwill	646,017	645,707	643,441
Other intangible assets	34,035	36,040	44,185
Total assets	$45,682,202	$45,080,768	$38,799,847
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$12,297,337	$11,748,455	$7,556,755
Interest-bearing	25,575,315	25,344,196	23,904,905
Total deposits	37,872,652	37,092,651	31,461,660
Federal Home Loan Bank advances	1,228,436	1,228,429	1,174,894
Other borrowings	516,877	518,928	487,503
Subordinated notes	436,595	436,506	436,179
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	995	200,907	—
Accrued interest payable and other liabilities	1,120,570	1,233,786	1,285,652
Total liabilities	41,429,691	40,964,773	35,099,454
Shareholders' Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D -$25 liquidation value; 5,000,000 shares issued and outstanding at March 31, 2021, December 31, 2020 and March 31, 2020	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at March 31, 2021 and December 31, 2020 and no shares issued at March 31, 2020	287,500	287,500	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2021, December 31, 2020 and March 31, 2020; 58,726,900 shares issued at March 31, 2021, 58,473,252 shares issued at December 31, 2020 and 58,266,136 shares issued at March 31, 2020	58,727	58,473	58,266
Surplus	1,663,008	1,649,990	1,652,063
Treasury stock, at cost, 1,703,627 shares at March 31, 2021 and December 31, 2020, and 720,784 shares at March 31, 2020	(100,363)	(100,363)	(44,891)
Retained earnings	2,208,535	2,080,013	1,917,558
Accumulated other comprehensive income (loss)	10,104	15,382	(7,603)
Total shareholders’ equity	4,252,511	4,115,995	3,700,393
Total liabilities and shareholders’ equity	$45,682,202	$45,080,768	$38,799,847
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31, 2021	March 31, 2020
Interest income
Interest and fees on loans	$274,100	$301,839
Mortgage loans held-for-sale	9,036	3,165
Interest-bearing deposits with banks	1,199	4,768
Federal funds sold and securities purchased under resale agreements	—	86
Investment securities	19,264	32,467
Trading account securities	2	7
Federal Home Loan Bank and Federal Reserve Bank stock	1,745	1,577
Brokerage customer receivables	123	158
Total interest income	305,469	344,067
Interest expense
Interest on deposits	27,944	67,435
Interest on Federal Home Loan Bank advances	4,840	3,360
Interest on other borrowings	2,609	3,546
Interest on subordinated notes	5,477	5,472
Interest on junior subordinated debentures	2,704	2,811
Total interest expense	43,574	82,624
Net interest income	261,895	261,443
Provision for credit losses	(45,347)	52,961
Net interest income after provision for credit losses	307,242	208,482
Non-interest income
Wealth management	29,309	25,941
Mortgage banking	113,494	48,326
Service charges on deposit accounts	12,036	11,265
Gains (losses) on investment securities, net	1,154	(4,359)
Fees from covered call options	—	2,292
Trading gains (losses), net	419	(451)
Operating lease income, net	14,440	11,984
Other	15,654	18,244
Total non-interest income	186,506	113,242
Non-interest expense
Salaries and employee benefits	180,809	136,762
Equipment	20,912	14,834
Operating lease equipment depreciation	10,771	9,260
Occupancy, net	19,996	17,547
Data processing	6,048	8,373
Advertising and marketing	8,546	10,862
Professional fees	7,587	6,721
Amortization of other intangible assets	2,007	2,863
FDIC insurance	6,558	4,135
OREO expense, net	(251)	(876)
Other	23,906	24,160
Total non-interest expense	286,889	234,641
Income before taxes	206,859	87,083
Income tax expense	53,711	24,271
Net income	$153,148	$62,812
Preferred stock dividends	6,991	2,050
Net income applicable to common shares	$146,157	$60,762
Net income per common share—Basic	$2.57	$1.05
Net income per common share—Diluted	$2.54	$1.04
Cash dividends declared per common share	$0.31	$0.28
Weighted average common shares outstanding	56,904	57,620
Dilutive potential common shares	681	575
Average common shares and dilutive common shares	57,585	58,195
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Net income	$153,148	$62,812
Unrealized (losses) gains on available-for-sale securities
Before tax	(60,726)	91,354
Tax effect	16,207	(24,347)
Net of tax	(44,519)	67,007
Reclassification of net gains on available-for-sale securities included in net income
Before tax	210	491
Tax effect	(56)	(132)
Net of tax	154	359
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	57	78
Tax effect	(15)	(21)
Net of tax	42	57
Net unrealized (losses) gains on available-for-sale securities	(44,715)	66,591
Unrealized gains (losses) on derivative instruments
Before tax	50,792	(38,693)
Tax effect	(13,535)	10,322
Net unrealized gains (losses) on derivative instruments	37,257	(28,371)
Foreign currency adjustment
Before tax	2,734	(14,333)
Tax effect	(554)	3,188
Net foreign currency adjustment	2,180	(11,145)
Total other comprehensive (loss) income	(5,278)	27,075
Comprehensive income	$147,870	$89,887
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at January 1, 2020	$125,000	$57,951	$1,650,278	$(6,931)	$1,899,630	$(34,678)	$3,691,250
Cumulative effect adjustment from the adoption of ASU 2016-13, net of tax	—	—	—	—	(26,717)	—	(26,717)
Net income	—	—	—	—	62,812	—	62,812
Other comprehensive income, net of tax	—	—	—	—	—	27,075	27,075
Cash dividends declared on common stock, $0.28 per share	—	—	—	—	(16,117)	—	(16,117)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Common stock repurchases under authorized program	—	—	—	(37,116)	—	—	(37,116)
Stock-based compensation	—	—	(2,819)	—	—	—	(2,819)
Common stock issued for:
Exercise of stock options and warrants	—	95	3,543	(92)	—	—	3,546
Restricted stock awards	—	190	(190)	(752)	—	—	(752)
Employee stock purchase plan	—	10	699	—	—	—	709
Director compensation plan	—	20	552	—	—	—	572
Balance at March 31, 2020	$125,000	$58,266	$1,652,063	$(44,891)	$1,917,558	$(7,603)	$3,700,393

Balance at January 1, 2021	$412,500	$58,473	$1,649,990	$(100,363)	$2,080,013	$15,382	$4,115,995
Net income	—	—	—	—	153,148	—	153,148
Other comprehensive loss, net of tax	—	—	—	—	—	(5,278)	(5,278)
Cash dividends declared on common stock, $0.31 per share	—	—	—	—	(17,635)	—	(17,635)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	2,862	—	—	—	2,862
Common stock issued for:
Exercise of stock options and warrants	—	209	8,752	—	—	—	8,961
Restricted stock awards	—	7	(7)	—	—	—	—
Employee stock purchase plan	—	14	801	—	—	—	815
Director compensation plan	—	24	610	—	—	—	634
Balance at March 31, 2021	$412,500	$58,727	$1,663,008	$(100,363)	$2,208,535	$10,104	$4,252,511
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Operating Activities:
Net income	$153,148	$62,812
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	(45,347)	52,961
Depreciation, amortization and accretion, net	25,561	23,376
Stock-based compensation expense (benefit)	2,862	(2,819)
Net amortization of premium on securities	2,000	1,762
Accretion of discount and deferred fees on loans, net	(21,335)	(10,730)
Mortgage servicing rights fair value changes, net	(7,877)	21,580
Non-designated derivatives fair value changes, net	(723)	(4,707)
Originations and purchases of mortgage loans held-for-sale	(2,221,967)	(1,216,101)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. Government Agencies, net of subsequent paydown or payoff	(24,362)	—
Proceeds from sales of mortgage loans held-for-sale	2,336,246	961,842
Bank owned life insurance ("BOLI") income	(1,124)	1,284
Increase in trading securities, net	(280)	(1,189)
Net (increase) decrease in brokerage customer receivables	(1,620)	280
Gains on mortgage loans sold	(85,200)	(51,134)
(Gains) losses on investment securities, net	(1,154)	4,359
Losses (gains) on sales of premises and equipment, net	29	(4)
Net gains on sales and fair value adjustments of other real estate owned	(604)	(1,001)
Decrease (increase) in accrued interest receivable and other assets, net	109,554	(214,552)
Decrease in accrued interest payable and other liabilities, net	(1,026)	(7,829)
Net Cash Provided by (Used for) Operating Activities	216,781	(379,810)
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	595,248	162,824
Proceeds from maturities and calls of held-to-maturity securities	106,535	393,148
Proceeds from sales of available-for-sale securities	—	—
Proceeds from sales of equity securities with readily determinable fair value	1,509	30
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	386	288
Purchases of available-for-sale securities	(31,524)	(1,039,817)
Purchases of held-to-maturity securities	(1,894,837)	(124,575)
Purchases of equity securities with readily determinable fair value	—	(46)
Purchases of equity securities without readily determinable fair value	(2,360)	(893)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(293)	(33,807)
Distributions from (contributions to) investments in partnerships, net	60	(355)
Proceeds from sales of other real estate owned	2,162	4,793
Net decrease in interest-bearing deposits with banks	1,454,501	216,944
Net increase in loans	(1,082,709)	(1,006,031)
Purchases of premises and equipment, net	(4,388)	(21,385)
Net Cash Used for Investing Activities	(855,710)	(1,448,882)
Financing Activities:
Increase in deposit accounts, net	780,009	1,354,778
(Decrease) increase in other borrowings, net	(6,378)	88,073
Increase in Federal Home Loan Bank advances, net	—	500,000
Cash payments to settle contingent consideration liabilities recognized in business combinations	(16,583)	—
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	10,410	4,919
Common stock repurchases under authorized program	—	(37,041)
Common stock repurchases for tax withholdings related to stock-based compensation	—	(919)
Dividends paid	(24,626)	(18,167)
Net Cash Provided by Financing Activities	742,832	1,891,643
Net Increase in Cash and Cash Equivalents	103,903	62,951
Cash and Cash Equivalents at Beginning of Period	322,474	286,476
Cash and Cash Equivalents at End of Period	$426,377	$349,427
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

The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”). The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company's significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the 2020 Form 10-K.

(2) Recent Accounting Developments

Legislation and Regulations Issued as a Result of the COVID-19 Pandemic

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act" or the "Act"), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP.

Section 4013 of the CARES Act allows financial institutions to suspend application of certain current troubled debt restructuring ("TDR") accounting guidance under Accounting Standards Codification (“ASC”) 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "CAA"), which combined stimulus relief for the COVID-19 pandemic with an omnibus spending bill for the 2021 fiscal year, was signed by the President of the United States. The CAA included extension of TDR accounting relief provided under the CARES Act to January 1, 2022. The Company chose to apply this relief to eligible loan modifications.

The business tax provisions of the Act include temporary changes to income and non-income based tax laws, including immediate recovery of qualified improvement property costs and acceleration of Alternative Minimum Tax (AMT) credits. These provisions did not have a material impact on the Company's deferred taxes.

In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide separate relief, specifically indicating that if a modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not considered to be experiencing financial difficulty and thus does not represent a TDR under ASC 310-40. Additionally, in August 2020, regulators issued the Joint Statement on Additional Loan Accommodations

Related to the COVID-19 pandemic to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers as loans near the end of initial loan accommodation periods applicable during the COVID-19 pandemic. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for credit losses on its loan portfolio.

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

In November 2020, federal and state banking regulators issued the “Interagency Policy Statement on Reference Rates for Loans" to reiterate that a specific replacement rate for loans impacted by reference rate reform has not been endorsed and entities may utilize any replacement reference rate determined to be appropriate based on its funding model and customer needs. As discussed in the “Interagency Policy Statement on Reference Rates for Loans," fallback language should be included in lending contracts to provide for use of a robust fallback rate if the initial reference rate is discontinued. Additionally, federal banking regulators issued the "Interagency Statement on LIBOR Transition" acknowledging that the administrator of USD LIBOR benchmarks has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the administrator of USD LIBOR benchmarks confirmed these dates and will cease publication of USD LIBOR tenors accordingly. As discussed in the "Interagency Statement on LIBOR Transition," regulators encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly, safe and sound LIBOR transition. The Company continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements.
Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, "Income Taxes". The guidance also improved consistent application by clarifying and amending existing guidance from ASC 740. The Company adopted ASU No. 2019-12 as of January 1, 2021. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Investment Securities

In January 2020, the FASB issued ASU No. 2020-01, “Clarifying the Interactions Between Investments-Equity Securities (ASC Topic 321), Investments-Equity Method and Joint Ventures (ASC Topic 323), and Derivatives and Hedging (ASC Topic 815),” which amended ASC 323, Investments-Equity Method & Joint Ventures to clarify that an entity should consider observable transactions that require it to either apply or discontinue using the equity method of accounting for purposes of applying the measurement alternative in accordance with ASC 321, Investments-Equity Securities, immediately before applying or discontinuing the equity method under ASC 323.

The guidance also amended ASC 815, Derivatives & Hedging, to clarify that, when determining the accounting for certain nonderivative forward contracts and purchased options, an entity should not consider how to account for the resulting investments upon eventual settlement or exercise, and that an entity should evaluate the remaining characteristics in accordance with ASC 815 to determine the accounting for those forward contracts and purchased options.

The Company adopted ASU No. 2020-01 as of January 1, 2021 under a prospective approach. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Codification Improvements

In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs,” clarifying that, for each reporting period, an entity should reevaluate whether a callable debt security with multiple call dates is within the scope of ASC 310-20, which was amended to require amortization of any premium to the next call date. The next call date was defined as the first date when a call option at a specified price becomes exercisable. The Company adopted ASU No. 2020-08 as of January 1, 2021 under a prospective approach. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Additionally, the FASB issued ASU No. 2020-10, “Codification Improvements,” in October 2020 to improve the consistency of the Codification by adding or moving disclosure-specific guidance contained in the Other Presentation Matters section to the appropriate Disclosure Section for various Topics. The Company adopted ASU No. 2020-10 as of January 1, 2021 under a retrospective approach. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

SEC Amendments to Financial Disclosures about Acquired and Disposed Businesses

In May 2020, the SEC issued a final rule on “Amendments to Financial Disclosures about Acquired and Disposed Businesses,” which provides for specific disclosure changes, including revising the investment and income significance tests, conforming the significance threshold and tests for a disposed business to those used for an acquired business, permitting abbreviated financial statements for certain acquisitions of a component of an entity, and reducing the maximum number of years for which financial statements are required for acquired businesses from three years to two years, among other amendments. This guidance was effective on January 1, 2021.

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

(4) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$64,999	$2	$—	$65,001
U.S. Government agencies	77,908	3,618	—	81,526
Municipal	143,711	4,761	(172)	148,300
Corporate notes:
Financial issuers	91,806	461	(935)	91,332
Other	1,000	17	—	1,017
Mortgage-backed: (1)
Mortgage-backed securities	2,007,092	52,855	(26,038)	2,033,909
Collateralized mortgage obligations	9,411	253	—	9,664
Total available-for-sale securities	$2,395,927	$61,967	$(27,145)	$2,430,749
Held-to-maturity securities
U.S. Government agencies	$176,160	$1,644	$(7,230)	$170,574
Municipal	197,865	10,713	(535)	208,043
Mortgage-backed securities	1,737,115	265	(49,114)	1,688,266
Corporate notes	55,378	—	(1,196)	54,182
Total held-to-maturity securities	$2,166,518	$12,622	$(58,075)	$2,121,065
Less: Allowance for credit losses	(99)
Held-to-maturity securities, net of allowance for credit losses	$2,166,419
Equity securities with readily determinable fair value	$86,121	$5,362	$(1,145)	$90,338
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$304,956	$15	$—	$304,971
U.S. Government agencies	80,074	4,439	—	84,513
Municipal	141,244	5,707	(41)	146,910
Corporate notes:
Financial issuers	91,786	1,363	(2,764)	90,385
Other	1,000	20	—	1,020
Mortgage-backed: (1)
Mortgage-backed securities	2,330,332	86,721	(15)	2,417,038
Collateralized mortgage obligations	10,689	313	—	11,002
Total available-for-sale securities	$2,960,081	$98,578	$(2,820)	$3,055,839
Held-to-maturity securities
U.S. Government agencies	$177,959	$2,552	$—	$180,511
Municipal	200,707	12,232	(214)	212,725
Mortgage-backed securities	200,531	—	—	200,531
Total held-to-maturity securities	$579,197	$14,784	$(214)	$593,767
Less: Allowance for credit losses	(59)
Held-to-maturity securities, net of allowance for credit losses	$579,138
Equity securities with readily determinable fair value	$87,618	$3,674	$(430)	$90,862
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$120,404	$1,266	$—	$121,670
U.S. Government agencies	362,969	5,674	—	368,643
Municipal	143,273	3,571	(235)	146,609
Corporate notes:
Financial issuers	111,718	90	(11,821)	99,987
Other	1,000	31	—	1,031
Mortgage-backed: (1)
Mortgage-backed securities	2,697,264	111,275	(4)	2,808,535
Collateralized mortgage obligations	24,077	416	(9)	24,484
Total available-for-sale securities	$3,460,705	$122,323	$(12,069)	$3,570,959
Held-to-maturity securities
U.S. Government agencies	$646,976	$5,996	$(4)	$652,968
Municipal	$218,470	7,909	(155)	226,224
Total held-to-maturity securities	$865,446	$13,905	$(159)	$879,192
Less: Allowance for credit losses	(70)
Held-to-maturity securities, net of allowance for credit losses	$865,376
Equity securities with readily determinable fair value	$48,060	$781	$(1,531)	$47,310
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $33.3 million as of March 31, 2021. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward and no downward adjustments related to such observable price changes for the three months ended March 31, 2021. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three months ended March 31, 2021, the Company recorded $30,000 of impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	—	—	—	—
Municipal	24,326	(168)	110	(4)	24,436	(172)
Corporate notes:
Financial issuers	14,850	(150)	48,196	(785)	63,046	(935)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	571,821	(26,037)	61	(1)	571,882	(26,038)
Collateralized mortgage obligations	—	—	—	—	—	—
Total available-for-sale securities	$610,997	$(26,355)	$48,367	$(790)	$659,364	$(27,145)

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

The Company does not consider available-for-sale securities with unrealized losses at March 31, 2021 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes.

See Note 6—Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at March 31, 2021.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Realized gains on investment securities	$216	$496
Realized losses on investment securities	(6)	(5)
Net realized gains on investment securities	210	491
Unrealized gains on equity securities with readily determinable fair value	1,875	—
Unrealized losses on equity securities with readily determinable fair value	(901)	(3,546)
Net unrealized gains (losses) on equity securities with readily determinable fair value	974	(3,546)
Upward adjustments of equity securities without readily determinable fair values	—	393
Downward adjustments of equity securities without readily determinable fair values	—	—
Impairment of equity securities without readily determinable fair values	(30)	(1,697)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(30)	(1,304)
Gains (losses) on investment securities, net	$1,154	$(4,359)
Proceeds from sales of available-for-sale securities(1)	$—	$—
Proceeds from sales of equity securities with readily determinable fair value	1,509	30
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	386	288
(1)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2021, December 31, 2020 and March 31, 2020, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$100,140	$100,361	$343,601	$343,846	$186,538	$187,789
Due in one to five years	76,104	78,291	67,901	70,334	70,812	71,825
Due in five to ten years	110,125	110,928	111,886	112,178	174,262	164,479
Due after ten years	93,055	97,596	95,672	101,441	307,752	313,847
Mortgage-backed	2,016,503	2,043,573	2,341,021	2,428,040	2,721,341	2,833,019
Total available-for-sale securities	$2,395,927	$2,430,749	$2,960,081	$3,055,839	$3,460,705	$3,570,959
Held-to-maturity securities
Due in one year or less	$6,812	$6,863	$7,138	$7,186	$5,310	$5,333
Due in one to five years	50,318	50,734	22,217	23,068	23,801	24,158
Due in five to ten years	184,677	191,539	150,621	159,293	143,783	148,746
Due after ten years	187,596	183,663	198,690	203,689	692,552	700,955
Mortgage-backed	1,737,115	1,688,266	200,531	200,531	—	—
Total held-to-maturity securities	$2,166,518	$2,121,065	$579,197	$593,767	$865,446	$879,192
Less: Allowance for credit losses	(99)		(59)		(70)
Held-to-maturity securities, net of allowance for credit losses	$2,166,419		$579,138		$865,376

Securities having a carrying value of $2.1 billion at March 31, 2021 as well as securities having a carrying value of $2.4 billion and $1.5 billion at December 31, 2020 and March 31, 2020, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances and available lines of credit, securities sold under repurchase agreements and derivatives. At March 31, 2021, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(5) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2021	2020	2020
Balance:
Commercial	$12,708,207	$11,955,967	$9,025,886
Commercial real estate	8,544,779	8,494,132	8,185,531
Home equity	390,253	425,263	494,655
Residential real estate	1,421,973	1,259,598	1,377,389
Premium finance receivables
Commercial insurance	3,958,543	4,054,489	3,465,055
Life insurance	6,111,495	5,857,436	5,221,639
Consumer and other	35,983	32,188	37,166
Total loans, net of unearned income	$33,171,233	$32,079,073	$27,807,321
Mix:
Commercial	38%	37%	32%
Commercial real estate	26	26	29
Home equity	1	1	2
Residential real estate	4	5	5
Premium finance receivables
Commercial insurance	12	13	13
Life insurance	19	18	19
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses, which, for the commercial and commercial real estate portfolios, are located primarily within the geographic market areas that the banks serve. Various niche lending businesses, including lease finance and franchise lending, operate on a national level. Additionally, to provide short-term relief due to macroeconomic deterioration from the COVID-19 pandemic to small businesses within such market areas, the Company originated loans through the Paycheck Protection Program ("PPP"), an expansion of guaranteed lending under Section 7(a) of the Small Business Act within the CARES Act. As of March 31, 2021, the Company's commercial portfolio included approximately $3.3 billion of such PPP loans. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $114.4 million at March 31, 2021, $113.1 million at December 31, 2020 and $115.2 million at March 31, 2020.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(32.2) million at March 31, 2021, $(3.2) million at December 31, 2020 and $11.1 million at March 31, 2020. Net deferred fees as of March 31, 2021 includes $64.6 million of net deferred fees paid by the Small Business Administration ("SBA") for loans originated under the PPP. As PPP loans share similar characteristics (loan terms), and prepayments are considered probable and can reasonably be estimated due to terms of the program, the Company considers estimated future principal prepayments in recognizing such deferred fees for determining a constant effective yield on the portfolio of loans.

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

(6) Allowance for Credit Losses

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

The Company also originates loans through the PPP. Administered by the SBA, the PPP provides short-term relief primarily related to the disruption from COVID-19 to companies and non-profits that meet the SBA’s definition of an eligible small business. Under the program, the SBA will forgive all or a portion of the loan if, during a certain period, loans are used for qualifying expenses. If all or a portion of the loan is not forgiven, the borrower is responsible for repayment. PPP loans are fully guaranteed by the SBA, including any portion not forgiven. The SBA guarantee exists at the inception of the loan and throughout its life and is not separated from the loan if the loan is subsequently sold or transferred. As it is not considered a freestanding contract, the Company considers the impact of the SBA guarantee when measuring the allowance for credit losses.

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

Residential real estate loans: The Company's residential real estate portfolio includes one- to four-family fixed and adjustable rate mortgages with repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. The Company's residential mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, however, certain of these loans may be retained within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. The Company believes that since this loan portfolio consists primarily of locally originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company faces a relatively low risk of borrower default and delinquency. It is not the Company's current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans.

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

Mortgage-backed securities: This security type includes debt obligations supported by pools of individual mortgage loans and issued by certain government-sponsored entities of the U.S. government such as Freddie Mac and Fannie Mae. Such securities are considered to contain an implicit guarantee of the U.S. government.

Corporate notes: The Company's corporate notes portfolio includes bond issues for various public companies representing a diversified population of industries. The risk of loss in this portfolio is considered low based on the characteristics of the investments, including the Company’s own past history with similar investments.

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest as such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $128.8 million at March 31, 2021, $121.9 million at December 31, 2020 and $116.4 million at March 31, 2020.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at March 31, 2021, December 31, 2020 and March 31, 2020:

As of March 31, 2021		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$22,459	$—	$13,292	$35,535	$9,343,939	$9,415,225
Commercial PPP loans	—	—	—	6	3,292,976	3,292,982
Commercial real estate
Construction and development	2,673	—	499	23,967	1,326,185	1,353,324
Non-construction	31,707	—	7,657	46,201	7,105,890	7,191,455
Home equity	5,536	—	492	780	383,445	390,253
Residential real estate	21,553	—	944	13,768	1,385,708	1,421,973
Premium finance receivables
Commercial insurance loans	9,690	4,592	5,113	16,552	3,922,596	3,958,543
Life insurance loans	—	191	—	14,821	6,096,483	6,111,495
Consumer and other	497	161	8	74	35,243	35,983
Total loans, net of unearned income	$94,115	$4,944	$28,005	$151,704	$32,892,465	$33,171,233

As of December 31, 2020		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$21,743	$307	$6,900	$44,345	$9,166,751	$9,240,046
Commercial PPP loans	—	—	—	36	2,715,885	2,715,921
Commercial real estate
Construction and development	5,633	—	—	5,344	1,360,825	1,371,802
Non-construction	40,474	—	5,178	26,772	7,049,906	7,122,330
Home equity	6,529	—	47	637	418,050	425,263
Residential real estate	26,071	—	1,635	12,584	1,219,308	1,259,598
Premium finance receivables
Commercial insurance loans	13,264	12,792	6,798	18,809	4,002,826	4,054,489
Life insurance loans	—	—	21,003	30,465	5,805,968	5,857,436
Consumer and other	436	264	24	136	31,328	32,188
Total loans, net of unearned income	$114,150	$13,363	$41,585	$139,128	$31,770,847	$32,079,073

As of March 31, 2020		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$49,916	$1,241	$8,873	$86,129	$8,879,727	$9,025,886
Commercial PPP loans	—	—	—	—	—	—
Commercial real estate
Construction and development	7,422	147	1,859	16,938	1,274,987	1,301,353
Non-construction	55,408	369	8,353	58,130	6,761,918	6,884,178
Home equity	7,243	—	214	2,096	485,102	494,655
Residential real estate	18,965	605	345	28,983	1,328,491	1,377,389
Premium finance receivables
Commercial insurance loans	21,058	16,505	10,327	32,811	3,384,354	3,465,055
Life insurance loans	—	—	2,403	37,374	5,181,862	5,221,639
Consumer and other	403	78	625	207	35,853	37,166
Total loans, net of unearned income	$160,415	$18,945	$32,999	$262,668	$27,332,294	$27,807,321

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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at March 31, 2021:

As of March 31, 2021	Year of Origination							Revolving	Total
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$574,195	$1,951,426	$1,158,699	$840,181	$611,479	$742,116	$2,908,239	$4,925	$8,791,260
Special mention	965	27,786	83,315	38,930	33,116	24,760	86,729	36	295,637
Substandard accrual	22,738	19,675	65,902	71,312	25,052	61,313	39,766	111	305,869
Substandard nonaccrual/doubtful	—	1,887	1,770	2,117	2,078	14,074	533	—	22,459
Total commercial, industrial and other	$597,898	$2,000,774	$1,309,686	$952,540	$671,725	$842,263	$3,035,267	$5,072	$9,415,225
Commercial PPP
Pass	$1,242,766	$2,049,342	$—	$—	$—	$—	$—	$—	$3,292,108
Special mention	874	—	—	—	—	—	—	—	874
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total commercial PPP	$1,243,640	$2,049,342	$—	$—	$—	$—	$—	$—	$3,292,982
Construction and development
Pass	$40,266	$346,452	$433,184	$196,502	$89,377	$109,596	$29,747	$—	$1,245,124
Special mention	282	11,935	16,864	21,075	24,465	4,068	—	—	78,689
Substandard accrual	—	—	1,207	21,872	2,929	678	152	—	26,838
Substandard nonaccrual/doubtful	—	—	—	1,571	—	1,102	—	—	2,673
Total construction and development	$40,548	$358,387	$451,255	$241,020	$116,771	$115,444	$29,899	$—	$1,353,324
Non-construction
Pass	$249,241	$1,295,535	$1,030,111	$816,725	$772,702	$2,189,960	$184,304	$244	$6,538,822
Special mention	3,875	9,905	65,413	66,860	69,759	220,549	—	—	436,361
Substandard accrual	—	2,023	42,238	9,358	21,352	109,584	10	—	184,565

Substandard nonaccrual/doubtful	—	—	266	1,221	2,131	28,089	—	—	31,707
Total non-construction	$253,116	$1,307,463	$1,138,028	$894,164	$865,944	$2,548,182	$184,314	$244	$7,191,455
Home equity
Pass	$—	$44	$—	$47	$28	$7,082	$356,197	$—	$363,398
Special mention	—	—	—	—	—	2,103	4,905	245	7,253
Substandard accrual	—	—	—	317	—	11,953	1,053	743	14,066
Substandard nonaccrual/doubtful	—	—	—	—	157	3,799	1,580	—	5,536
Total home equity	$—	$44	$—	$364	$185	$24,937	$363,735	$988	$390,253
Residential real estate
Pass	$301,904	$346,823	$265,543	$100,023	$115,609	$240,205	$—	$—	$1,370,107
Special mention	80	302	237	2,017	2,163	8,467	—	—	13,266
Substandard accrual	291	2,304	1,025	897	2,300	10,230	—	—	17,047
Substandard nonaccrual/doubtful	—	186	1,121	745	5,034	14,467	—	—	21,553
Total residential real estate	$302,275	$349,615	$267,926	$103,682	$125,106	$273,369	$—	$—	$1,421,973
Premium finance receivables - commercial
Pass	$2,001,412	$1,896,547	$27,366	$2,961	$54	$—	$—	$—	$3,928,340
Special mention	8,051	11,093	8	—	—	—	—	—	19,152
Substandard accrual	1	1,267	13	80	—	—	—	—	1,361
Substandard nonaccrual/doubtful	512	7,898	1,252	28	—	—	—	—	9,690
Total premium finance receivables - commercial	$2,009,976	$1,916,805	$28,639	$3,069	$54	$—	$—	$—	$3,958,543
Premium finance receivables - life
Pass	$112,896	$636,815	$658,163	$620,034	$678,197	$3,404,823	$—	$—	$6,110,928
Special mention	—	—	—	—	567	—	—	—	567
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$112,896	$636,815	$658,163	$620,034	$678,764	$3,404,823	$—	$—	$6,111,495
Consumer and other
Pass	$1,204	$1,955	$1,749	$1,389	$179	$14,366	$14,206	$—	$35,048
Special mention	3	10	19	—	86	91	6	—	215
Substandard accrual	—	4	1	—	—	215	3	—	223
Substandard nonaccrual/doubtful	—	1	—	104	—	392	—	—	497
Total consumer and other	$1,207	$1,970	$1,769	$1,493	$265	$15,064	$14,215	$—	$35,983
Total loans (1)
Pass	$4,523,884	$8,524,939	$3,574,815	$2,577,862	$2,267,625	$6,708,148	$3,492,693	$5,169	$31,675,135
Special mention	14,130	61,031	165,856	128,882	130,156	260,038	91,640	281	852,014
Substandard accrual	23,030	25,273	110,386	103,836	51,633	193,973	40,984	854	549,969
Substandard nonaccrual/doubtful	512	9,972	4,409	5,786	9,400	61,923	2,113	—	94,115
Total loans	$4,561,556	$8,621,215	$3,855,466	$2,816,366	$2,458,814	$7,224,082	$3,627,430	$6,304	$33,171,233
(1)Includes $164.7 million of loans with COVID-19 related modifications that migrated from pass as of March 1, 2020 to special mention or substandard accrual as of March 31, 2021. These loans were further qualitatively evaluated as a part of the measurement of the allowance for credit losses as of March 31, 2021.

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

As of March 31, 2021	Year of Origination						Total
(In thousands)	2021	2020	2019	2018	2017	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$97,786	$25,000	$—	$50,000	$—	$3,374	$176,160
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$97,786	$25,000	$—	$50,000	$—	$3,374	$176,160
Municipal
1-4 internal grade	$1,377	$—	$161	$7,549	$43,603	$145,175	$197,865
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$1,377	$—	$161	$7,549	$43,603	$145,175	$197,865
Mortgage-backed securities
1-4 internal grade	$1,737,115	$—	$—	$—	$—	$—	$1,737,115
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$1,737,115	$—	$—	$—	$—	$—	$1,737,115
Corporate notes
1-4 internal grade	$—	$13,661	$7,462	$3,325	$3,282	$27,648	$55,378
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$13,661	$7,462	$3,325	$3,282	$27,648	$55,378
Total held-to-maturity securities							$2,166,518
Less: Allowance for credit losses							(99)
Held-to-maturity securities, net of allowance for credit losses							$2,166,419

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

	March 31,	December 31,	March 31,
(In thousands)	2021	2020	2020
Allowance for loan losses	$277,709	$319,374	$216,050
Allowance for unfunded lending-related commitments losses	43,500	60,536	37,362
Allowance for loan losses and unfunded lending-related commitments losses	321,209	379,910	253,412
Allowance for held-to-maturity securities losses	99	59	70
Allowance for credit losses	$321,308	$379,969	$253,482

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful as well as assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of March 31, 2021, substandard nonaccrual loans totaling $56.8 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Considering accounting relief provided under Section 4013 of the CARES Act, loans identified as being reasonably expected to be modified into TDRs in the future totaled $198,000 as of March 31, 2021.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three months ended March 31, 2021 and 2020 is as follows.

Three months ended March 31, 2021		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$94,212	$243,603	$11,437	$12,459	$17,777	$422	$379,910
Other adjustments	—	—	—	—	30	—	30
Charge-offs	(11,781)	(980)	—	(2)	(3,239)	(114)	(16,116)
Recoveries	452	200	101	204	1,782	32	2,771
Provision for credit losses	12,757	(61,031)	(156)	1,581	1,127	336	(45,386)
Allowance for credit losses at period end	$95,640	$181,792	$11,382	$14,242	$17,477	$676	$321,209
Individually measured	$5,046	$2,042	$338	$822	$—	$81	$8,329
Collectively measured	90,594	179,750	11,044	13,420	17,477	595	312,880
Loans at period end
Individually measured	$30,144	$43,858	$21,167	$28,675	$—	$560	$124,404
Collectively measured	12,678,063	8,500,921	369,086	1,341,382	10,070,038	35,423	32,994,913
Loans held at fair value	—	—	—	51,916	—	—	51,916

Three months ended March 31, 2020	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$64,920	$68,511	$3,878	$9,800	$9,647	$1,705	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	9,039	32,064	9,061	3,002	(4,959)	(863)	47,344
Other adjustments	—	—	—	—	(73)	—	(73)
Charge-offs	(2,153)	(570)	(1,001)	(401)	(3,184)	(128)	(7,437)
Recoveries	384	263	294	60	1,110	41	2,152
Provision for credit losses	35,156	12,528	162	89	5,339	(309)	52,965
Allowance for credit losses at period end	$107,346	$112,796	$12,394	$12,550	$7,880	$446	$253,412
Individually measured	$12,524	$9,108	$290	$466	$—	$104	$22,492
Collectively measured	94,822	103,688	12,104	12,084	7,880	342	230,920
Loans at period end
Individually measured	$56,416	$80,873	$23,060	$27,854	$—	$537	$188,740
Collectively measured	8,969,470	8,104,658	471,595	1,207,268	8,686,694	36,629	27,476,314
Loans held at fair value	—	—	—	142,267	—	—	142,267

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

For the three months ended March 31, 2021 and 2020, the Company recognized approximately $(45.4) million and $53.0 million of provision for credit losses, respectively, related to loans and lending agreements. The decreased provision was primarily the result of improvements in the forecasted macroeconomic conditions created by the COVID-19 pandemic, and the resulting impact on the Company's macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index and Baa corporate credit spreads) as well as improvements in characteristics of the Company's loan portfolios. While uncertainties remain regarding expected economic recovery, macroeconomic forecasts as of March 31, 2021 assume that the impact of those uncertainties is less severe compared to that assumed at December 31, 2020. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, net new loan growth and loan risk rating migration. Net charge-offs in the three month period ending March 31, 2021, totaled $13.3 million.

Held-to-maturity debt securities

At January 1, 2020, the Company established an allowance for credit losses on its held-to-maturity debt securities totaling approximately $74,000, which is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. Such adjustment was recorded directly to the Company's retained earnings, net of taxes. For the three month period ended March 31, 2021, the Company recognized approximately $39,000 of provision for credit losses related to held-to-maturity securities.

TDRs

At March 31, 2021, the Company had $56.6 million in loans modified in TDRs. The $56.6 million in TDRs represents 273 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are individually assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at March 31, 2021 and approximately $2.5 million of reserve was present and appropriately reserved for through the Company’s reserving methodology in the Company’s allowance for credit losses.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At March 31, 2021, the Company had $4.0 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $13.8 million and $10.6 million at March 31, 2021 and 2020, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended March 31, 2021 and 2020, respectively, which represent TDRs:

Three months ended March 31, 2021 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$151	2	$151	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	2	237	2	237	1	113	1	113	—	—
Residential real estate and other	16	1,738	16	1,738	9	1,290	—	—	—	—
Total loans	20	$2,126	20	$2,126	10	$1,403	1	$113	—	$—

Three months ended March 31, 2020 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$5,602	3	$4,316	—	$—	—	$—	1	$432
Commercial real estate
Non-construction	13	16,053	11	13,511	3	921	5	3,463	—	—
Residential real estate and other	20	2,142	12	1,890	5	786	—	—	—	—
Total loans	38	$23,797	26	$19,717	8	$1,707	5	$3,463	1	$432
(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended March 31, 2021, 20 loans totaling $2.1 million were determined to be TDRs, compared to 38 loans totaling $23.8 million during the three months ended March 31, 2020. Of these loans extended at below market terms, the weighted average extension had a term of approximately 110 months during the quarter ended March 31, 2021 compared to eight months for the quarter ended March 31, 2020. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 127 basis points and 173 basis points during the three months ended March 31, 2021 and 2020, respectively. Interest-only payment terms were approximately six months and 21 months during the three months ended March 31, 2021 and 2020, respectively. Additionally, no principal balances were forgiven during the quarter ended March 31, 2021 and $453,000 of principal balances were forgiven in the quarter ended March 31, 2020.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended March 31, 2021 and 2020, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of March 31, 2021		Three Months Ended March 31, 2021		As of March 31, 2020		Three Months Ended March 31, 2020
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	18	$6,910	5	$1,496	20	$13,013	8	$4,836
Commercial real estate
Non-construction	7	3,466	3	3,121	19	22,770	3	758
Residential real estate and other	81	13,825	5	596	145	17,863	11	2,510
Total loans	106	$24,201	13	$5,213	184	$53,646	22	$8,104
(1)Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.
(2)TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(7) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2020	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2021
Community banking	$536,396	$—	$—	$—	$536,396
Specialty finance	39,938	—	—	310	40,248
Wealth management	69,373	—	—	—	69,373
Total	$645,707	$—	$—	$310	$646,017

The specialty finance unit’s goodwill increased $310,000 in the first three months of 2021 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of March 31, 2021, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of March 31, 2021 is as follows:

(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(34,099)	(32,680)	(28,024)
Net carrying amount	$21,107	$22,526	$27,182
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$26,907	$28,326	$32,982
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,968	$1,966	$1,956
Accumulated amortization	(1,665)	(1,644)	(1,574)
Net carrying amount	$303	$322	$382
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$20,430
Accumulated amortization	(13,605)	(13,038)	(9,609)
Net carrying amount	$6,825	$7,392	$10,821
Total intangible assets:
Gross carrying amount	$83,404	$83,402	$83,392
Accumulated amortization	(49,369)	(47,362)	(39,207)
Total intangible assets, net	$34,035	$36,040	$44,185

Estimated amortization
Actual in three months ended March 31, 2021	$2,007
Estimated remaining in 2021	5,685
Estimated—2022	6,135
Estimated—2023	4,670
Estimated—2024	3,263
Estimated—2025	2,552

The core deposit intangibles recognized in connection with prior bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with the acquisition of Veterans First Mortgage in 2018. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis.

Total amortization expense associated with finite-lived intangibles totaled approximately $2.0 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively.

(8) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2021	2020
Balance at beginning of the period	$92,081	$85,638
Additions from loans sold with servicing retained	24,616	9,447
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	(258)	—
Payoffs and paydowns	(10,168)	(7,024)
Changes in valuation inputs or assumptions	18,045	(14,557)
Fair value at end of the period	$124,316	$73,504
Unpaid principal balance of mortgage loans serviced for others	$11,530,676	$8,314,634

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

The estimation of fair value related to MSRs is partly impacted by the Company exercising its EBO on eligible loans previously sold to the Government National Mortgage Association (“GNMA”). Under such optional repurchase program, financial institutions acting as servicers are allowed to buy back from the securitized loan pool individual delinquent mortgage loans meeting certain criteria for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. At the time of such repurchase, any MSR value related to such loans is derecognized.

Starting in 2019, the Company periodically purchased options for the right to purchase securities not currently held within the banks’ investment portfolios and entered into interest rate swaps in which the Company elected to not designate such derivatives as hedging instruments. These option and swap transactions were designed primarily to economically hedge a portion of the fair value adjustments related to MSRs. During the second quarter of 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of March 31, 2021. For more information regarding these hedges, see Note 14 - Derivative Financial Instruments in Item 1 of this report.

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

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Balance:
Non-interest-bearing	$12,297,337	$11,748,455	$7,556,755
NOW and interest-bearing demand deposits	3,562,312	3,349,021	3,181,159
Wealth management deposits	4,274,527	4,138,712	3,936,968
Money market	9,236,434	9,348,806	8,114,659
Savings	3,690,892	3,531,029	3,282,340
Time certificates of deposit	4,811,150	4,976,628	5,389,779
Total deposits	$37,872,652	$37,092,651	$31,461,660
Mix:
Non-interest-bearing	32%	32%	24%
NOW and interest-bearing demand deposits	9	9	10
Wealth management deposits	11	11	13
Money market	25	25	26
Savings	10	10	10
Time certificates of deposit	13	13	17
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”), trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(10) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020
FHLB advances	$1,228,436	$1,228,429	$1,174,894
Other borrowings:
Notes payable	96,363	101,710	167,746
Short-term borrowings	12,416	11,366	12,127
Other	64,659	65,108	66,266
Secured borrowings	343,439	340,744	241,364
Total other borrowings	516,877	518,928	487,503
Subordinated notes	436,595	436,506	436,179
Total FHLB advances, other borrowings and subordinated notes	$2,181,908	$2,183,863	$2,098,576

FHLB Advances

FHLB advances consist of obligations of the banks and are collateralized by qualifying commercial and residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances, unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs.

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At March 31, 2021, the Company had a notes payable balance of $96.4 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. At March 31, 2021, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.
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

Borrowings under the amended Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. In September 2020, the required levels to maintain for certain restrictive covenants within the Credit Agreement were amended. At March 31, 2021, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $12.4 million at March 31, 2021 compared to $11.4 million at December 31, 2020 and $12.1 million at March 31, 2020. At March 31, 2021, December 31, 2020 and March 31, 2020, securities sold under repurchase agreements represent $12.4 million, $11.4 million and $12.1 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of March 31, 2021, the Company had pledged securities related to its customer balances in sweep accounts of $20.6 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of March 31, 2021 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$20,580
Total collateral pledged	20,580
Excess collateral	8,164
Securities sold under repurchase agreements	$12,416

Other Borrowings

Other borrowings at March 31, 2021 represent a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 ("Fixed-Rate Promissory Note") related to and secured by three office buildings owned by the Company. At March 31, 2021, the Fixed-Rate Promissory Note had a balance of $64.7 million compared to $65.1 million at December 31, 2020 and $66.3 million at March 31, 2020. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At March 31, 2021, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at March 31, 2021 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. In May 2020, the unrelated third party paid an additional C$100 million, which increased the total payments to C$420 million. In January 2021, the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2021 to December 15, 2022. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At March 31, 2021, the translated balance of the secured borrowing totaled $334.1 million compared to $329.9 million at December 31, 2020 and $227.4 million at March 31, 2020. Additionally, the interest rate under the Receivables Purchase Agreement at March 31, 2021 was 1.1015%. The remaining $9.4 million within secured borrowings at March 31, 2021 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At March 31, 2021, the Company had outstanding subordinated notes totaling $436.6 million compared to $436.5 million and $436.2 million outstanding at December 31, 2020 and March 31, 2020, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The subordinated notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The subordinated notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(11) Junior Subordinated Debentures

As of March 31, 2021, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban

Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2021. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 3/31/2021	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.49%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.00%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.80%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.13%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	1.65%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	1.81%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.21%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.21%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.20%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	1.93%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	1.80%	06/2007	09/2037	06/2012
Total			$253,566		2.39%

The junior subordinated debentures totaled $253.6 million at March 31, 2021, December 31, 2020 and March 31, 2020.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At March 31, 2021, the weighted average contractual interest rate on the junior subordinated debentures was 2.39%. The Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted contractual interest rate on the junior subordinated debentures as of March 31, 2021, was 3.98%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At March 31, 2021, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(12) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended
Revenue from contracts with customers	Location in income statement	March 31, 2021	March 31, 2020
Brokerage and insurance product commissions	Wealth management	$5,040	$5,281
Trust	Wealth management	5,017	5,291
Asset management	Wealth management	19,252	15,369
Total wealth management		29,309	25,941
Mortgage broker fees	Mortgage banking	76	53
Service charges on deposit accounts	Service charges on deposit accounts	12,036	11,265
Administrative services	Other non-interest income	1,256	1,112
Card related fees	Other non-interest income	1,774	2,106
Other deposit related fees	Other non-interest income	3,317	3,178
Total revenue from contracts with customers		$47,768	$43,655

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Contract assets	$—	$—	$—

Contract liabilities	$1,818	$1,548	$728

Mortgage broker fees receivable	$31	$20	$11
Administrative services receivable	215	64	214
Wealth management receivable	11,315	10,144	8,218
Card related fees receivable	1,075	783	422
Total receivables from contracts with customer	$12,636	$11,011	$8,865

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $414,000 and $628,000 for the three months ended March 31, 2021 and 2020, respectively. Receivables are recognized in the period the Company provides services and when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated remaining in 2021	$668
Estimated—2022	400
Estimated—2023	400
Estimated—2024	250
Estimated—2025	100
Total	$1,818

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

The segment financial information provided in the following table has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2020 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	March 31, 2021	March 31, 2020
Net interest income:
Community Banking	$203,489	$206,835	$(3,346)	(2)%
Specialty Finance	44,899	40,712	4,187	10
Wealth Management	7,449	7,792	(343)	(4)
Total Operating Segments	255,837	255,339	498	—
Intersegment Eliminations	6,058	6,104	(46)	(1)
Consolidated net interest income	$261,895	$261,443	$452	—%
Provision for credit losses:
Community Banking	$(46,572)	$51,677	$(98,249)	(190)%
Specialty Finance	1,225	1,284	(59)	(5)
Wealth Management	—	—	—	—
Total Operating Segments	(45,347)	52,961	(98,308)	(186)
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$(45,347)	$52,961	$(98,308)	(186)%
Non-interest income:
Community Banking	$147,268	$81,003	$66,265	82%
Specialty Finance	23,109	21,308	1,801	8
Wealth Management	30,251	24,130	6,121	25
Total Operating Segments	200,628	126,441	74,187	59
Intersegment Eliminations	(14,122)	(13,199)	(923)	7
Consolidated non-interest income	$186,506	$113,242	$73,264	65%
Net revenue:
Community Banking	$350,757	$287,838	$62,919	22%
Specialty Finance	68,008	62,020	5,988	10
Wealth Management	37,700	31,922	5,778	18
Total Operating Segments	456,465	381,780	74,685	20
Intersegment Eliminations	(8,064)	(7,095)	(969)	14
Consolidated net revenue	$448,401	$374,685	$73,716	20%
Segment profit:
Community Banking	$121,801	$34,589	$87,212	252%
Specialty Finance	23,903	22,133	1,770	8
Wealth Management	7,444	6,090	1,354	22
Consolidated net income	$153,148	$62,812	$90,336	144%
Segment assets:
Community Banking	$37,102,603	$31,499,899	$5,602,704	18%
Specialty Finance	7,174,269	6,133,548	1,040,721	17
Wealth Management	1,405,330	1,166,400	238,930	20
Consolidated total assets	$45,682,202	$38,799,847	$6,882,355	18%
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

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2021, December 31, 2020 and March 31, 2020:

	Derivative Assets			Derivative Liabilities
(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	December 31, 2020	March 31, 2020
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$50,420	$8,182	$—	$31,161	$39,715	$57,274
Interest rate derivatives designated as Fair Value Hedges	121	—	—	9,569	14,520	16,123
Total derivatives designated as hedging instruments under ASC 815	$50,541	$8,182	$—	$40,730	$54,235	$73,397
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$155,695	$221,205	$259,986	$155,361	$221,608	$256,193
Interest rate lock commitments	44,313	48,925	39,816	1,342	—	1,105
Forward commitments to sell mortgage loans	2,920	—	1,514	3,283	12,510	36,872
Foreign exchange contracts	40	111	52	42	112	53
Total derivatives not designated as hedging instruments under ASC 815	$202,968	$270,241	$301,368	$160,028	$234,230	$294,223
Total Derivatives	$253,509	$278,423	$301,368	$200,758	$288,465	$367,620

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

As of March 31, 2021, the Company had 27 interest rate swap derivatives designated as cash flow hedges of variable rate deposits and certain junior subordinated debentures, and one interest rate collar derivative designated as a cash flow hedge of the Company's variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of March 31, 2021:

	March 31, 2021
(In thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
October 2021	$25,000	$(286)
November 2021	20,000	(287)
December 2021	165,000	(2,614)
March 2022	500,000	(220)
May 2022	370,000	(7,884)
June 2022	160,000	(3,652)
July 2022	230,000	(5,359)
August 2022	235,000	(5,944)
March 2023	250,000	(300)
April 2024	250,000	598
July 2027 (1)	1,000,000	49,823
Interest Rate Collars:
September 2023	96,429	(4,616)
Total Cash Flow Hedges	$3,301,429	$19,259
(1)Interest rate swaps effective starting in July 2022.
A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Unrealized loss at beginning of period	$(31,533)	$(17,943)
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	6,696	1,090
Amount of income (loss) recognized in other comprehensive income	44,096	(39,783)
Unrealized gain (loss) at end of period	$19,259	$(56,636)

As of March 31, 2021, the Company estimates that during the next twelve months $19.9 million will be reclassified from accumulated other comprehensive income or loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2021, the Company has 17 interest rate swaps with an aggregate notional amount of $167.5 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of March 31, 2021:

		March 31, 2021
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$175,605	$9,262	$(157)
	Available-for-sale debt securities	1,303	94	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended
		March 31, 2021
Interest rate swaps	Interest and fees on loans	$(13)
	Interest income - investment securities	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most notably the LIBOR index. As of March 31, 2021, the Company held interest rate caps with an aggregate notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2021, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $9.0 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from April 2021 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2021, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $2.3 billion and interest rate lock commitments with an aggregate notional amount of approximately $1.1 billion. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of March 31, 2021, the Company held foreign currency derivatives with an aggregate notional amount of approximately $3.8 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2021, December 31, 2020 or March 31, 2020.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options or swaps outstanding as of March 31, 2021.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2021	March 31, 2020
Interest rate swaps and caps	Trading gains (losses), net	$428	$(428)
Mortgage banking derivatives	Mortgage banking revenue	(17,479)	17,267
Foreign exchange contracts	Trading gains (losses), net	(5)	(4)
Covered call options	Fees from covered call options	—	2,292
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	—	4,160

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2021, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $131.4 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	December 31, 2020	March 31, 2020
Gross Amounts Recognized	$206,236	$229,387	$259,986	$196,091	$275,843	$329,590
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$206,236	$229,387	$259,986	$196,091	$275,843	$329,590
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(60,593)	(8,647)	(1,048)	(60,593)	(8,647)	(1,048)
Collateral Posted	—	—	—	(125,818)	(266,832)	(328,542)
Net Credit Exposure	$145,643	$220,740	$258,938	$9,680	$364	$—

(15) Fair Values of Assets and Liabilities

The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

•Level 1—unadjusted quoted prices in active markets for identical assets or liabilities.

•Level 2—inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•Level 3—significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

At March 31, 2021, the Company classified $101.7 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $1.8 million of U.S. Government agency securities as Level 3 at March 31, 2021. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the first quarter of 2021, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2021 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. Government agency securities, the Investment Operations Department assigned a “AAA” rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At March 31, 2021, the Company classified $6.4 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at March 31, 2021 was 2.38% with discount rates applied ranging from 2%-3%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 12.99% at March 31, 2021. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.26% with credit loss discount ranging from 0%-3% at March 31, 2021.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At March 31, 2021, the Company classified $124.3 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at March 31, 2021 was 9.88% with discount rates applied ranging from 3%-19%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 6%-92% or a weighted average prepayment speed of 12.99%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $354, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 8 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At March 31, 2021, the Company classified $25.6 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at March 31, 2021 was 86% with pull-through rates applied ranging from 14% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$65,001	$65,001	$—	$—
U.S. Government agencies	81,526	—	79,742	1,784
Municipal	148,300	—	46,552	101,748
Corporate notes	92,349	—	92,349	—
Mortgage-backed	2,043,573	—	2,043,573	—
Trading account securities	951	—	951	—
Equity securities with readily determinable fair value	90,338	82,272	8,066	—
Mortgage loans held-for-sale	1,260,193	—	1,260,193	—
Loans held-for-investment	51,916	—	45,508	6,408
MSRs	124,316	—	—	124,316
Nonqualified deferred compensation assets	15,891	—	15,891	—
Derivative assets	253,509	—	227,875	25,634
Total	$4,227,863	$147,273	$3,820,700	$259,890
Derivative liabilities	$200,758	$—	$200,758	$—

	December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$304,971	$304,971	$—	$—
U.S. Government agencies	84,513	—	82,547	1,966
Municipal	146,910	—	37,034	109,876
Corporate notes	91,405	—	91,405	—
Mortgage-backed	2,428,040	—	2,428,040	—
Trading account securities	671	—	671	—
Equity securities with readily determinable fair value	90,862	82,796	8,066	—
Mortgage loans held-for-sale	1,272,090	—	1,272,090	—
Loans held-for-investment	55,134	—	44,854	10,280
MSRs	92,081	—	—	92,081
Nonqualified deferred compensation assets	15,398	—	15,398	—
Derivative assets	278,423	—	230,332	48,091
Total	$4,860,498	$387,767	$4,210,437	$262,294
Derivative liabilities	$288,465	$—	$288,465	$—

	March 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$121,670	$121,670	$—	$—
U.S. Government agencies	368,643	—	366,186	2,457
Municipal	146,609	—	33,342	113,267
Corporate notes	101,018	—	101,018	—
Mortgage-backed	2,833,019	—	2,833,019	—
Trading account securities	2,257	—	2,257	—
Equity securities with readily determinable fair value	47,310	39,244	8,066	—
Mortgage loans held-for-sale	656,934	—	656,934	—
Loans held-for-investment	142,267	—	132,699	9,568
MSRs	73,504	—	—	73,504
Nonqualified deferred compensation assets	12,253	—	12,253	—
Derivative assets	301,368	—	261,552	39,816
Total	$4,806,852	$160,914	$4,407,326	$238,612
Derivative liabilities	$367,620	$—	$367,620	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2021, December 31, 2020 and March 31, 2020 for mortgage loans held-for-sale measured at fair value under ASC 825 was $1.2 billion, $1.2 billion and $618.7 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $1.3 billion, $1.3 billion and $656.9 million, for the same respective periods, as shown in the above tables. There were $115.2 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of March 31, 2021 compared to $134.1 million as of December 31, 2020 and $358,000 as of March 31, 2020. All of the loans past due greater than 90 days and still accruing as of March 31, 2021 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2021 and 2020 are summarized as follows:

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2021	$109,876	$1,966	$10,280	$92,081	$48,091
Total net gains (losses) included in:
Net income (1)	—	—	(530)	32,235	(22,457)
Other comprehensive income (loss)	(2,068)	(24)	—	—	—
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6,060)	(158)	(3,918)	—	—
Net transfers into/(out of) Level 3	—	—	576	—	—
Balance at March 31, 2021	$101,748	$1,784	$6,408	$124,316	$25,634
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2020	$111,950	$2,646	$9,620	$85,638	$2,631
Total net gains (losses) included in:
Net income (1)	—	—	(78)	(12,134)	37,185
Other comprehensive income (loss)	(1,249)	(32)	—	—	—
Purchases	5,875	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3,309)	(157)	(96)	—	—
Net transfers into/(out of) Level 3	—	—	122	—	—
Balance at March 31, 2020	$113,267	$2,457	$9,568	$73,504	$39,816
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2021:

	March 31, 2021				Three Months Ended March 31, 2021 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$87,757	$—	$—	$87,757	$12,548
Other real estate owned (1)	15,813	—	—	15,813	170
Total	$103,570	$—	$—	$103,570	$12,718
(1)Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

Individually assessed loans—In accordance with ASC 326, the allowance for credit losses for loans and other financial assets held at amortized cost should be measured on a collective or pooled basis when such assets exhibit similar risk characteristics. In instances in which a financial asset does not exhibit similar risk characteristics to a pool, the Company is required to measure such allowance for credit losses on an individual asset basis. For the Company's loan portfolio, nonaccrual loans and TDRs are considered to not exhibit similar risk characteristics as pools and thus are individually assessed. Credit losses are measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Individually assessed loans are considered a fair value measurement where an allowance for credit loss is established based on the fair value of collateral. Appraised values on relevant real estate properties, which may require adjustments to market-based valuation inputs, are generally used on foreclosure probable and collateral-dependent loans within the real estate portfolios.

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 6 – Allowance for Credit Losses. At March 31, 2021, the Company had $124.4 million of individually assessed loans classified as Level 3. Of the $124.4 million of individually assessed loans, $87.8 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $36.6 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At March 31, 2021, the Company had $15.8 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2021 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$101,748	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	1,784	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	6,408	Discounted cash flows	Discount rate	2%-3%	2.38%	Decrease
			Credit discount	0%-3%	0.26%	Decrease
			Constant prepayment rate (CPR)	12.99%	12.99%	Decrease
MSRs	124,316	Discounted cash flows	Discount rate	3%-19%	9.88%	Decrease
			Constant prepayment rate (CPR)	6%-92%	12.99%	Decrease
			Cost of servicing	$70-$200	$76	Decrease
			Cost of servicing - delinquent	$200-$1,000	$354	Decrease
Derivatives	25,634	Discounted cash flows	Pull-through rate	14%-100%	86.39%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	$87,757	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	15,813	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2021		At December 31, 2020		At March 31, 2020
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$426,377	$426,377	$322,474	$322,474	$349,427	$349,427
Interest-bearing deposits with banks	3,348,794	3,348,794	4,802,527	4,802,527	1,943,743	1,943,743
Available-for-sale securities	2,430,749	2,430,749	3,055,839	3,055,839	3,570,959	3,570,959
Held-to-maturity securities	2,166,419	2,121,065	579,138	593,767	865,376	879,192
Trading account securities	951	951	671	671	2,257	2,257
Equity securities with readily determinable fair value	90,338	90,338	90,862	90,862	47,310	47,310
FHLB and FRB stock, at cost	135,881	135,881	135,588	135,588	134,546	134,546
Brokerage customer receivables	19,056	19,056	17,436	17,436	16,293	16,293
Mortgage loans held-for-sale, at fair value	1,260,193	1,260,193	1,272,090	1,272,090	656,934	656,934
Loans held-for-investment, at fair value	51,916	51,916	55,134	55,134	142,267	142,267
Loans held-for-investment, at amortized cost	33,119,317	33,066,760	32,023,939	31,871,683	27,665,054	27,469,489
Nonqualified deferred compensation assets	15,891	15,891	15,398	15,398	12,253	12,253
Derivative assets	253,509	253,509	278,423	278,423	301,368	301,368
Accrued interest receivable and other	281,020	281,020	272,339	272,339	275,499	275,499
Total financial assets	$43,600,411	$43,502,500	$42,921,858	$42,784,231	$35,983,286	$35,801,537
Financial Liabilities
Non-maturity deposits	$33,061,502	$33,061,502	$32,116,023	$32,116,023	$26,071,881	$26,071,881
Deposits with stated maturities	4,811,150	4,801,257	4,976,628	4,969,849	5,389,779	5,394,523
FHLB advances	1,228,436	1,121,269	1,228,429	1,172,315	1,174,894	1,130,327
Other borrowings	516,877	516,877	518,928	518,928	487,503	487,503
Subordinated notes	436,595	458,832	436,506	473,093	436,179	487,745
Junior subordinated debentures	253,566	208,132	253,566	204,713	253,566	224,523
Derivative liabilities	200,758	200,758	288,465	288,465	367,620	367,620
Accrued interest payable	19,940	19,940	15,645	15,645	27,696	27,696
Total financial liabilities	$40,528,824	$40,388,567	$39,834,190	$39,759,031	$34,209,118	$34,191,818

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

(16) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of March 31, 2021, approximately 951,000 shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. LTIP grants in 2021 consisted of a combination of performance-based stock awards with a performance condition metric, performance-based stock awards with a market condition metric and time vested restricted shares, and in 2020 consisted of a combination of performance-based stock awards and performance-based cash awards (both with a performance condition metric) and time vested restricted shares. LTIP grants from 2017 through 2019 consisted of a combination of performance-based stock awards and performance-based cash awards, and prior to 2017, nonqualified stock options were in the mix of award types. Stock options granted under the LTIP have a term of seven years and generally vested equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. Performance-based stock awards with a market condition metric are contingent on the total shareholder return performance over a three-year period starting at the beginning of each calendar year relative to the KBW Regional Bank Index. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair value of restricted share and performance-based stock awards with a performance condition metric is determined based on the average of the high and low trading prices on the grant date. The fair value of performance stock awards with a market condition metric is estimated using a Monte Carlo simulation model and the fair value of stock options is estimated using a Black-Scholes option-pricing model. The Monte Carlo simulation model and the Black-Scholes option-pricing model require the input of highly subjective assumptions and are sensitive to changes in the award's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimates. Management periodically reviews and adjusts the assumptions used to calculate the fair value of such awards when granted. No options have been granted since 2016.

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards with a performance metric, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.9 million in the first quarter of 2021 and $(2.8) million in the first quarter of 2020.

A summary of the Company's stock option activity for the three months ended March 31, 2021 and March 31, 2020 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2021	520,663	$42.47
Granted	—	—
Exercised	(208,579)	42.96
Forfeited or canceled	(590)	46.86
Outstanding at March 31, 2021	311,494	$42.14	1.8	$10,485
Exercisable at March 31, 2021	309,945	$42.11	1.8	$10,441

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2020	755,332	$42.43
Granted	—	—
Exercised	(94,653)	38.69
Forfeited or canceled	—	—
Outstanding at March 31, 2020	660,679	$42.97	2.5	$—
Exercisable at March 31, 2020	650,456	$42.95	2.4	$1
(1)Represents the remaining weighted average contractual life in years.
(2)Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company's stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. Options with exercise prices above the stock price on the last trading day of the quarter are excluded from the calculation of intrinsic value. The intrinsic value will change based on the fair market value of the Company's stock.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 and March 31, 2020, was $6.6 million and $2.7 million, respectively. Cash received from option exercises under the Plans for the three months ended March 31, 2021 and March 31, 2020 was $9.0 million and $3.7 million, respectively.

A summary of the Plans' restricted share activity for the three months ended March 31, 2021 and March 31, 2020 is presented below:

	Three months ended March 31, 2021		Three months ended March 31, 2020
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	234,794	$59.02	144,328	$60.37
Granted	257,189	62.79	99,963	64.10
Vested and issued	(7,104)	78.13	(9,633)	75.69
Forfeited or canceled	(849)	63.44	(3,538)	81.89
Outstanding at March 31	484,030	$60.73	231,120	$61.02
Vested, but not issuable at March 31	94,348	$52.21	92,244	$52.23

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2021 and March 31, 2020 is presented below:

	Three months ended March 31, 2021		Three months ended March 31, 2020
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	482,608	$71.15	465,515	$74.37
Granted	206,465	58.85	166,547	64.10
Added by performance factor at vesting	—	—	48,831	72.59
Vested and issued	—	—	(180,596)	72.59
Expired, canceled or forfeited	(125,622)	87.88	(6,071)	73.66
Outstanding at March 31	563,451	$62.91	494,226	$71.39
Vested, but deferred at March 31	34,748	$43.28	34,166	$43.27
(17) Shareholders’ Equity and Earnings Per Share

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

Other

At the January 2021 Board of Directors meeting, a quarterly cash dividend of $0.31 per share ($1.24 on an annualized basis) was declared. It was paid on February 25, 2021 to shareholders of record as of February 11, 2021.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized (Losses) Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$70,737	$(23,090)	$(32,265)	$15,382
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(44,519)	32,345	2,180	(9,994)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(154)	4,912	—	4,758
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(42)	—	—	(42)
Net other comprehensive (loss) income during the period, net of tax	$(44,715)	$37,257	$2,180	$(5,278)
Balance at March 31, 2021	$26,022	$14,167	$(30,085)	$10,104

Balance at January 1, 2020	$14,982	$(13,141)	$(36,519)	$(34,678)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	67,007	(29,170)	(11,145)	26,692
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(359)	799	—	440
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(57)	—	—	(57)
Net other comprehensive income (loss) during the period, net of tax	$66,591	$(28,371)	$(11,145)	$27,075
Balance at March 31, 2020	$81,573	$(41,512)	$(47,664)	$(7,603)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2021	2020
Accumulated unrealized gains on securities
Gains included in net income	$210	$491	Gains (losses) on investment securities, net
	210	491	Income before taxes
Tax effect	(56)	(132)	Income tax expense
Net of tax	$154	$359	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest expense on deposits	$4,897	$559	Interest on deposits
Amount reclassified to interest expense on other borrowings	669	292	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	1,130	239	Interest on junior subordinated debentures
	(6,696)	(1,090)	Income before taxes
Tax effect	1,784	291	Income tax expense
Net of tax	$(4,912)	$(799)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(In thousands, except per share data)		March 31, 2021	March 31, 2020
Net income		$153,148	$62,812
Less: Preferred stock dividends		6,991	2,050
Net income applicable to common shares	(A)	$146,157	$60,762

Weighted average common shares outstanding	(B)	56,904	57,620
Effect of dilutive potential common shares
Common stock equivalents		681	575
Weighted average common shares and effect of dilutive potential common shares	(C)	57,585	58,195
Net income per common share:
Basic	(A/B)	$2.57	$1.05
Diluted	(A/C)	$2.54	$1.04

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

(18) Subsequent Events

On April 23, 2021, the Company and Greenwoods Financial Group, Inc., the parent company of The Greenwood’s State Bank (“Greenwoods”), announced the closing of the previously announced branch purchase and assumption transaction for three southwestern Wisconsin branch locations of Town Bank, N.A., the Company’s wholly-owned subsidiary. The three branches subject to the transaction are located in Albany, Darlington and Monroe, Wisconsin. Through this transaction, Greenwoods assumed approximately $77.4 million of deposits and acquired the branch facilities and various other assets.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, "Wintrust" or the "Company") as of March 31, 2021 compared with December 31, 2020 and March 31, 2020, and the results of operations for the three month period ended March 31, 2021 and March 31, 2020, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic by the World Health Organization, resulting in unprecedented uncertainty and volatility in world-wide financial markets. Governments' actions calling for shelter in place and social distancing led to rapid changes in business revenues, increased unemployment, and negatively impacted consumer activity, all of which have impacted the Company. Although vaccines are now being widely distributed, the COVID-19 pandemic, including the emergence of variant strains of the virus, may continue to impact the Company's future results.

The Company activated its pandemic response plan in early March 2020, as well as applicable elements of its business continuity plan. In order to protect the health of our customers and employees, and in accordance with applicable government directives, we modified certain of our business protocols to direct employees to work from home unless their role required them to be on site, in which case we have implemented enhanced safety measures including social distancing, enhanced cleaning and sanitization, and certain personal protective equipment. With the phased reopening of certain state and municipal areas, the Company implemented a comprehensive plan that permits certain remote employees to return to their respective workplaces, where enhanced safety measures also have been implemented. At present, however, the majority of the Company’s workforce continues to work remotely on a nearly daily basis.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program ("PPP"), which is designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain banks, under the administration of the Small Business Administration ("SBA"). From the date the Company began accepting applications, April 3, 2020, through March 31, 2021, the Company secured authorization from the SBA and funded over 19,400 PPP loans with a carrying balance of approximately $4.8 billion. PPP loans are forgivable under certain circumstances, including the borrower’s use of certain loan proceeds to fund employee payroll during a specific period (e.g., eight weeks, 24 weeks) following disbursement of the borrower’s PPP loan. From the loans originated under the program, the Company has generated net fees of $143.1 million to be recognized over the life of the PPP loan adjusted for estimated prepayments.

All of our three primary business segments (community banking, specialty finance and wealth management), have been uniquely impacted and we expect will continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve.  As non-exclusive examples of such impacts, our community banking business, including our mortgage business, has received borrower requests for temporary payment relief including payment deferrals. As of March 31, 2021, loans totaling approximately $253.7 million were modified as a result of COVID-19 disruption to our borrowers. Our insurance premium finance business is impacted by certain state legislation prohibiting canceling of insurance policies for designated periods. Our wealth management business is impacted by increased stock market volatility.

Given the continued uncertainty regarding future economic conditions, the Company has taken a number of actions to help ensure that it has adequate liquidity and capital to manage through the COVID-19 pandemic, including issuing fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a public offering of depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock (the “Depositary Shares”). We believe the Company currently has adequate liquidity and capital to effectively manage through the COVID-19 pandemic. However, we will continue to prudently evaluate available liquidity sources if necessary.

We continue to monitor the impact of COVID-19 closely; however, the extent to which the COVID-19 pandemic will impact our operations and financial conditions remains highly uncertain. Please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q for additional information.

First Quarter Highlights

The Company recorded net income of $153.1 million for the first quarter of 2021 compared to $62.8 million in the first quarter of 2020. The results for the first quarter of 2021 demonstrate continued momentum on our operating strengths, including strong loan growth driven by the Company's continued participation in the PPP, stable net interest income despite the current interest rate environment, significant production by the Company's mortgage banking business, and a release of credit reserves attributable to positive changes in the macroeconomic forecasts in addition to improvement in portfolio characteristics.

The Company increased its loan portfolio from $27.8 billion at March 31, 2020 and $32.1 billion at December 31, 2020 to $33.2 billion at March 31, 2021. The increase in the current period compared to the prior periods was primarily a result of the Company’s participation in PPP lending as well as growth in several portfolios, including the commercial, industrial and other, commercial real estate and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 5 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $261.9 million in the first quarter of 2021 compared to $261.4 million in the first quarter of 2020. This slight increase in net interest income recorded in the first quarter of 2021 compared to the first quarter of 2020 resulted primarily from growth in earning assets, specifically a $5.5 billion increase in average loans. The increase in average earnings assets was partially offset by a reduced net interest margin between periods. Net interest margin of 2.53% (2.54% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2021 compared to 3.12% (3.14% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2020 was primarily due to lower rates on earning assets in the first quarter of 2021 from the declining interest rate environment (see "Net Interest Income" for further detail).

Non-interest income totaled $186.5 million in the first quarter of 2021 compared to $113.2 million in the first quarter of 2020. This increase was primarily the result of higher mortgage banking revenue (see “Non-Interest Income” for further detail).

Non-interest expense totaled $286.9 million in the first quarter of 2021, increasing $52.2 million, or 22%, compared to the first quarter of 2020. The increase compared to the first quarter of 2020 was primarily attributable to higher expenses associated with the Company's long term incentive program and higher commissions related to its mortgage business due to increased origination volume (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the first quarter of 2021, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At March 31, 2021, the Company had approximately $3.8 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three months ended March 31, 2021, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2021	March 31, 2020	Percentage (%) or Basis Point (bp) Change
Net income	$153,148	$62,812	144%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	161,512	140,044	15
Net income per common share—Diluted	2.54	1.04	144
Net revenue (1)	448,401	374,685	20
Net interest income	261,895	261,443	—
Net interest margin	2.53%	3.12%	(59)	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (2)	2.54	3.14	(60)
Net overhead ratio (3)	0.90	1.33	(43)
Return on average assets	1.38	0.69	69
Return on average common equity	15.80	6.82	898
Return on average tangible common equity (non-GAAP) (2)	19.49	8.73	1,076

At end of period
Total assets	$45,682,202	$38,799,847	18%
Total loans, excluding loans held-for-sale	33,171,233	27,807,321	19
Total loans, including loans held-for-sale	34,431,426	28,464,255	21
Total deposits	37,872,652	31,461,660	20
Total shareholders’ equity	4,252,511	3,700,393	15
Book value per common share (2)	$67.34	$62.13	8
Tangible common book value per share (2)	55.42	50.18	10
Market price per common share	75.80	32.86	131
Allowance for loan and unfunded lending-related commitment losses to total loans	0.97%	0.91%	6 bps
(1)Net revenue is net interest income plus non-interest income.
(2)See following section titled, “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.
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

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES/RATIOS

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	March 31,
(Dollars and shares in thousands)	2021	2020
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$305,469	$344,067
Taxable-equivalent adjustment:
- Loans	384	860
- Liquidity management assets	500	551
- Other earning assets	—	2
(B) Interest Income (non-GAAP)	$306,353	$345,480
(C) Interest Expense (GAAP)	43,574	82,624
(D) Net Interest Income (GAAP) (A minus C)	261,895	261,443
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	262,779	262,856
Net interest margin (GAAP)	2.53%	3.12%
Net interest margin, fully taxable-equivalent (non-GAAP)	2.54	3.14
(F) Non-interest income	$186,506	$113,242
(G) Gains (losses) on investment securities, net	1,154	(4,359)
(H) Non-interest expense	286,889	234,641
Efficiency ratio (H/(D+F-G))	64.15%	61.90%
Efficiency ratio (non-GAAP) (H/(E+F-G))	64.02%	61.67%

Reconciliation of Non-GAAP Tangible Common Equity ratio
Total shareholders’ equity (GAAP)	$4,252,511	$3,700,393
Less: Non-convertible preferred stock (GAAP)	(412,500)	(125,000)
Less: Intangible assets (GAAP)	(680,052)	(687,626)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,159,959	$2,887,767
(J) Total assets (GAAP)	$45,682,202	$38,799,847
Less: Intangible assets (GAAP)	(680,052)	(687,626)
(K) Total tangible assets (non-GAAP)	$45,002,150	$38,112,221
Common equity to assets ratio (GAAP) (L/J)	8.4%	9.2%
Tangible common equity ratio (non-GAAP) (I/K)	7.0%	7.6%

Reconciliation of tangible book value per common share
Total shareholders’ equity	$4,252,511	$3,700,393
Less: Preferred stock	(412,500)	(125,000)
(L) Total common equity	$3,840,011	$3,575,393
(M) Actual common shares outstanding	57,023	57,545
Book value per common share (L/M)	$67.34	$62.13
Tangible book value per common share (non-GAAP) (I/M)	$55.42	$50.18

Reconciliation of non-GAAP return on average tangible common equity
(N) Net income applicable to common shares	$146,157	$60,762
Add: Intangible asset amortization	2,007	2,863
Less: Tax effect of intangible asset amortization	(522)	(799)
After-tax intangible asset amortization	$1,485	$2,064
(O) Tangible net income applicable to common shares (non-GAAP)	147,642	62,826
Total average shareholders' equity	4,164,890	3,710,169
Less: Average preferred stock	(412,500)	(125,000)
(P) Total average common shareholders' equity	$3,752,390	$3,585,169
Less: Average intangible assets	(680,805)	(690,777)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,071,585	$2,894,392
Return on average common equity, annualized (N/P)	15.80%	6.82%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	19.49	8.73

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$206,859	$87,083
Add: Provision for credit losses	(45,347)	52,961
Pre-tax income, excluding provision for credit losses (non-GAAP)	$161,512	$140,044

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 59 of the Company’s 2020 Form 10-K.

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

Net Income

Net income for the quarter ended March 31, 2021 totaled $153.1 million, an increase of $90.3 million, or 144%, compared to the quarter ended March 31, 2020. On a per share basis, net income for the first quarter of 2021 totaled $2.54 per diluted common share compared to $1.04 for the first quarter of 2020.

The increase in net income for the first quarter of 2021 as compared to the same period in the prior year is primarily attributable to increased mortgage banking revenue, a release of credit reserves attributable to positive changes in the Company’s macroeconomic forecasts in addition to improvement in portfolio characteristics and higher net interest income, partially offset by increased salaries and employee benefits expense. See "Net Interest Income", "Non-interest Income", "Non-interest Expense" and "Loan Portfolio and Asset Quality" for further detail.

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

Quarter Ended March 31, 2021 compared to the Quarters Ended December 31, 2020 and March 31, 2020

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the first quarter of 2021 as compared to the fourth quarter of 2020 (sequential quarters) and first quarter of 2020 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2020
Interest-bearing deposits with banks and cash equivalents(1)	$4,230,886	$4,381,040	$1,418,809	$1,199	$1,294	$4,854	0.11%	0.12%	1.38%
Investment securities (2)	3,944,676	3,534,594	4,780,709	19,764	18,773	33,018	2.03	2.11	2.78
FHLB and FRB stock	135,758	135,569	114,829	1,745	1,775	1,577	5.21	5.21	5.52
Liquidity management assets(3)(8)	$8,311,320	$8,051,203	$6,314,347	$22,708	$21,842	$39,449	1.11%	1.08%	2.51%
Other earning assets(3)(4)(8)	20,370	18,716	19,166	125	130	167	2.50	2.79	3.50
Mortgage loans held-for-sale	1,151,848	893,395	403,262	9,036	6,357	3,165	3.18	2.83	3.16
Loans, net of unearned income(3)(5)(8)	32,442,927	31,783,279	26,936,728	274,484	280,509	302,699	3.43	3.51	4.52
Total earning assets(8)	$41,926,465	$40,746,593	$33,673,503	$306,353	$308,838	$345,480	2.96%	3.02%	4.13%
Allowance for loan and investment security losses	(327,080)	(336,139)	(176,291)
Cash and due from banks	366,413	344,536	321,982
Other assets	3,022,935	3,055,015	2,806,296
Total assets	$44,988,733	$43,810,005	$36,625,490

NOW and interest-bearing demand deposits	$3,493,451	$3,320,527	$3,113,733	$901	$1,074	$3,665	0.10%	0.13%	0.47%
Wealth management deposits	4,156,398	4,066,948	2,838,719	7,351	7,436	6,935	0.72	0.73	0.98
Money market accounts	9,335,920	9,435,344	7,990,775	2,865	3,740	22,363	0.12	0.16	1.13
Savings accounts	3,587,566	3,413,388	3,189,835	430	773	5,790	0.05	0.09	0.73
Time deposits	4,875,392	5,043,558	5,526,407	16,397	19,579	28,682	1.36	1.54	2.09
Interest-bearing deposits	$25,448,727	$25,279,765	$22,659,469	$27,944	$32,602	$67,435	0.45%	0.51%	1.20%
Federal Home Loan Bank advances	1,228,433	1,228,425	951,613	4,840	4,952	3,360	1.60	1.60	1.42
Other borrowings	518,188	510,725	469,577	2,609	2,779	3,546	2.04	2.16	3.04
Subordinated notes	436,532	436,433	436,119	5,477	5,509	5,472	5.02	5.05	5.02
Junior subordinated debentures	253,566	253,566	253,566	2,704	2,742	2,811	4.27	4.23	4.39
Total interest-bearing liabilities	$27,885,446	$27,708,914	$24,770,344	$43,574	$48,584	$82,624	0.63%	0.70%	1.34%
Non-interest-bearing deposits	11,811,194	10,874,912	7,235,177
Other liabilities	1,127,203	1,175,893	909,800
Equity	4,164,890	4,050,286	3,710,169
Total liabilities and shareholders’ equity	$44,988,733	$43,810,005	$36,625,490
Interest rate spread(6)(8)							2.33%	2.32%	2.79%
Less: Fully tax-equivalent adjustment				(884)	(857)	(1,413)	(0.01)	(0.01)	(0.02)
Net free funds/contribution(7)	$14,041,019	$13,037,679	$8,903,159				0.21	0.22	0.35
Net interest income/ margin (GAAP)(8)				$261,895	$259,397	$261,443	2.53%	2.53%	3.12%
Fully taxable-equivalent adjustment				884	857	1,413	0.01	0.01	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$262,779	$260,254	$262,856	2.54%	2.54%	3.14%
(1)Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020 were $884,000, $857,000 and $1.4 million, respectively.
(4)Other earning assets include brokerage customer receivables and trading account securities.
(5)Loans, net of unearned income, include non-accrual loans.
(6)Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(7)Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.
(8)See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance ratio.

For the first quarter of 2021, net interest income totaled $261.9 million, an increase of $2.5 million as compared to the fourth quarter of 2020, and an increase of $452,000 as compared to the first quarter of 2020. Net interest margin was 2.53% (2.54% on a fully taxable-equivalent basis, non-GAAP) during the first quarter of 2021 compared to 2.53% (2.54% on a fully taxable-equivalent basis, non-GAAP) during the fourth quarter of 2020, and 3.12% (3.14% on a fully taxable-equivalent basis, non-GAAP) during the first quarter of 2020.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended March 31, 2021 to each of the three month periods ended December 31, 2020 and March 31, 2020. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2021 Compared to Fourth Quarter of 2020	First Quarter of 2021 Compared to First Quarter of 2020
(In thousands)
Net interest income (GAAP) for comparative period	$259,397	$261,443
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	8,757	61,586
Change due to interest rate fluctuations (rate)	(494)	(58,229)
Change due to number of days in each period	(5,765)	(2,905)
Net interest income (GAAP) for the period ended March 31, 2021	$261,895	$261,895
Fully taxable-equivalent adjustment	884	884
Net interest income, fully taxable-equivalent (non-GAAP)	$262,779	$262,779

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2021	March 31, 2020
Brokerage	$5,040	$5,281	$(241)	(5)%
Trust and asset management	24,269	20,660	3,609	17
Total wealth management	29,309	25,941	3,368	13
Mortgage banking	113,494	48,326	65,168	135
Service charges on deposit accounts	12,036	11,265	771	7
Gains (losses) on investment securities, net	1,154	(4,359)	5,513	NM
Fees from covered call options	—	2,292	(2,292)	(100)
Trading gains (losses), net	419	(451)	870	NM
Operating lease income, net	14,440	11,984	2,456	20
Other:
Interest rate swap fees	2,488	6,066	(3,578)	(59)
BOLI	1,124	(1,284)	2,408	NM
Administrative services	1,256	1,112	144	13
Foreign currency remeasurement gains (losses)	99	(151)	250	NM
Early pay-offs of capital leases	(52)	74	(126)	NM
Miscellaneous	10,739	12,427	(1,688)	(14)
Total Other	15,654	18,244	(2,590)	(14)
Total Non-interest Income	$186,506	$113,242	$73,264	65%
NM - Not meaningful.

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased in the first quarter of 2021 as compared to the first quarter of 2020 due to an increase in trust and asset management fees. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as the volume of tax-deferred like-kind exchange services provided during a period. Such revenue increased in the first quarter of 2021 primarily as a result of market appreciation related to managed money accounts with fees based on assets under management and higher asset levels from new customers and new financial advisors as compared to the first quarter of 2020. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions of Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

The Company recognized net gains on investment securities in the first quarter of 2021 and net losses in the first quarter of 2020. This difference was primarily a result of unrealized gains in the first quarter of 2021 compared to unrealized losses in the first quarter of 2020 from market appreciation on market sensitive equity securities with readily determinable fair value.

Operating lease income increased in the first quarter of 2021 as compared to the first quarter of 2020. This increase is primarily due to a $1.5 million gain recognized on sale of lease assets in the first quarter of 2021.

Mortgage banking revenue increased in the first quarter of 2021 as compared to the first quarter of 2020 as a result of an increase in loans originated for sale resulting in higher production revenue. Mortgage loans originated for sale totaled $2.2 billion in the first quarter of 2021 as compared to $1.2 billion in the first quarter of 2020. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During the first quarter of 2021, the fair value of the mortgage servicing rights portfolio increased due to increased capitalization of $24.6 million during the first quarter and a positive fair value adjustment of $18.0 million. This was partially offset due to a reduction in value of $10.2 million due to payoffs and paydowns of the existing portfolio. Starting in 2019, the Company purchased options and entered into interest rate swaps to economically hedge a portion of the fair value changes recorded in earnings related to its MSRs portfolio. During the second quarter of 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of March 31, 2021.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Originations:
Retail originations	$1,641,664	$773,144
Veterans First originations	580,303	442,957
Total originations for sale (A)	$2,221,967	$1,216,101
Originations for investment	321,858	73,727
Total originations	$2,543,825	$1,289,828

Purchases as a percentage of originations for sale	27%	37%
Refinances as a percentage of originations for sale	73	63
Total	100%	100%

Production Margin:
Production revenue (B) (1)	$71,282	$49,327
Production margin (B/A)	3.21%	4.06%

Mortgage Servicing:
Loans serviced for others (C)	$11,530,676	$8,314,634
MSRs, at fair value (D)	124,316	73,504
Percentage of MSRs to loans serviced for others (D/C)	1.08%	0.88%
Servicing income	$9,636	$7,031

Components of MSR:
MSR - current period capitalization	$24,616	$9,447
MSR - collection of expected cash flow - paydowns	(728)	(547)
MSR - collection of expected cash flow - payoffs	(9,440)	(6,476)
Valuation:
MSR - changes in fair value model assumptions	18,045	(14,557)
Gain on derivative contract held as an economic hedge, net	—	4,160
MSR valuation adjustment, net of gain on derivative contract held as an economic hedge	$18,045	$(10,397)

Summary of Mortgage Banking Revenue:
Production revenue (1)	$71,282	$49,327
Servicing income	9,636	7,031
MSR activity	32,493	(7,973)
Other	83	(59)
Total mortgage banking revenue	$113,494	$48,326
(1)Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, changes in derivative activity, processing and other related activities, and excludes servicing fees, changes in the fair value of servicing rights and changes to the mortgage recourse obligation and other non-production revenue.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at March 31, 2021 and March 31, 2020.

Miscellaneous revenue decreased in the first quarter of 2021 as compared to the first quarter of 2020 due to a decrease in syndication fees and other miscellaneous income, partially offset by increased partnership income.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	March 31, 2021	March 31, 2020
Salaries and employee benefits:
Salaries	$91,053	$81,286	$9,767	12%
Commissions and incentive compensation	61,367	31,575	29,792	94
Benefits	28,389	23,901	4,488	19
Total salaries and employee benefits	180,809	136,762	44,047	32
Equipment	20,912	14,834	6,078	41
Operating lease equipment depreciation	10,771	9,260	1,511	16
Occupancy, net	19,996	17,547	2,449	14
Data processing	6,048	8,373	(2,325)	(28)
Advertising and marketing	8,546	10,862	(2,316)	(21)
Professional fees	7,587	6,721	866	13
Amortization of other intangible assets	2,007	2,863	(856)	(30)
FDIC insurance	6,558	4,135	2,423	59
OREO expense, net	(251)	(876)	625	(71)
Other:
Commissions—3rd party brokers	846	865	(19)	(2)
Postage	1,743	1,949	(206)	(11)
Miscellaneous	21,317	21,346	(29)	—
Total other	23,906	24,160	(254)	(1)
Total Non-interest Expense	$286,889	$234,641	$52,248	22%

Notable contributions to the change in non-interest expense are as follows:

Total salaries and employee benefits expense increased in the first quarter of 2021 compared to the first quarter of 2020 primarily due to increased salaries and commissions and incentive compensation expense. Salaries increased as a result of increased staffing costs to support mortgage origination and investment in technology related services to satisfy customer demands and create efficiencies in operations. Commissions and incentive compensation increased primarily due to higher expenses associated with the Company’s long term incentive program and higher commissions related to its mortgage and wealth management businesses.

Equipment expense increased in the first quarter of 2021 compared to the first quarter of 2020 as a result of higher software license fees and software and computer depreciation expense.

Data processing expense decreased in the first quarter of 2021 compared to the first quarter of 2020 as the majority of conversion charges related to previously completed acquisitions was recognized in 2020.

Advertising and marketing expenses decreased in the first quarter of 2021 compared to the first quarter of 2020 as a result of decreased sponsorship costs due to the cancellation of events, including sports sponsorships, as a result of the COVID-19 pandemic. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities and various products, and to attract loans and deposits and announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the timing of sponsorship programs utilized, which are determined based on the market area, targeted audience, competition and various other factors.

FDIC insurance expense increased in the first quarter of 2021 compared to the first quarter of 2020 as a result of higher assessment rates impacted by declines in the Tier 1 Leverage Ratio at the Company's bank affiliates as a result of asset growth, including PPP loans.

Income Taxes

The Company recorded income tax expense of $53.7 million in the first quarter of 2021 compared to $24.3 million in the first quarter of 2020. The effective tax rates were 25.97% in the first quarter of 2021 compared to 27.87% in the first quarter of 2020.

The effective tax rates were impacted by the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share-based awards. The Company recorded tax benefits of $1.3 million in the first quarter of 2021 and additional tax expense of $486,000 in the first quarter of 2020 related to share-based compensation.

Operating Segment Results

As described in Note 13 to the Consolidated Financial Statements in Item 1, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.

The community banking segment’s net interest income for the quarter ended March 31, 2021 totaled $203.5 million as compared to $206.8 million for the same period in 2020, a decrease of $3.3 million, or 2%. The decrease in the three month period is primarily attributable to compression of the net interest margin attributable to the decrease in interest rates in the environment. The community banking segment’s non-interest income totaled $147.3 million in the first quarter of 2021, an increase of $66.3 million, or 82%, when compared to the first quarter of 2020 total of $81.0 million. The increase in the three month period is primarily the result of increased mortgage banking revenue from significantly increased mortgage originations during 2021. A release of credit reserves of $46.6 million was recorded in the community banking segment’s provision for credit losses for the quarter ended March 31, 2021, compared to a provision for credit losses of $51.7 million for the same period in 2020. The decrease in provision for credit losses of $98,249 was attributable to positive changes in the macroeconomic forecasts in addition to improvement in portfolio characteristics. The community banking segment’s net income for the quarter ended March 31, 2021 totaled $121.8 million, an increase of $87.2 million as compared to net income in the first quarter of 2020 of $34.6 million.

The specialty finance segment's net interest income totaled $44.9 million for the quarter ended March 31, 2021, compared to $40.7 million for the same period in 2020, an increase of $4.2 million, or 10%. The increase is primarily attributable to growth in earning assets on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $23.1 million and $21.3 million for the three month periods ended March 31, 2021 and 2020, respectively. The increase in non-interest income in the three month period is primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company's leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 41%, 28%, 27% and 4%, respectively, of the total revenues of our specialty finance business for the three month period ended March 31, 2021. The net income of the specialty finance segment for the quarter ended March 31, 2021 totaled $23.9 million as compared to $22.1 million for the quarter ended March 31, 2020.

The wealth management segment reported net interest income of $7.4 million for the first quarter of 2021 compared to $7.8 million in the same quarter of 2020, a decrease of $343,000, or 4%. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.2 billion and $1.8 billion in the first three months of 2021 and 2020, respectively. This segment recorded non-interest income of $30.3 million for the first quarter of 2021 compared to $24.1 million for the first quarter of 2020. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $7.4 million for the first quarter of 2021 compared to $6.1 million for the first quarter of 2020.

Financial Condition

Total assets were $45.7 billion at March 31, 2021, representing an increase of $6.9 billion, or 18%, when compared to March 31, 2020 and an increase of approximately $601.4 million, or 5% on an annualized basis, when compared to December 31, 2020. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $40.3 billion at March 31, 2021, $39.5 billion at December 31, 2020, and $33.8 billion at March 31, 2020. See Notes 4, 5, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$1,151,848	3%	$893,395	2%	$403,262	1%
Loans, net of unearned income
Commercial, excluding PPP	$9,180,308	22%	$8,904,090	22%	$8,414,315	25%
Commercial - PPP	3,087,825	7	3,098,424	8	—	—
Commercial real estate	8,497,091	20	8,481,722	20	8,125,827	24
Home equity	408,565	1	434,424	1	499,369	1
Residential real estate	1,300,871	3	1,131,728	3	1,243,031	4
Premium finance receivables	9,910,388	24	9,646,725	24	8,591,980	26
Other loans	57,879	—	86,166	—	62,206	—
Total average loans (1)	$32,442,927	77%	$31,783,279	78%	$26,936,728	80%
Liquidity management assets (2)	8,311,320	20	8,051,203	20	6,314,347	19
Other earning assets (3)	20,370	—	18,716	—	19,166	—
Total average earning assets	$41,926,465	100%	$40,746,593	100%	$33,673,503	100%
Total average assets	$44,988,733		$43,810,005		$36,625,490
Total average earning assets to total average assets		93%		93%		92%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $1.2 billion in the first quarter of 2021, compared to $893.4 million in the fourth quarter of 2020 and $403.3 million in the first quarter of 2020. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The increase in average balance from 2020 to 2021 was primarily due to continued high mortgage production in 2020 and the first quarter of 2021 due to the low interest rate environment as well as higher balances repurchased by the Company under the early buyout option available for loans sold to GNMA with servicing retained. See “Loan Portfolio and Asset Quality” section below in this Item 2 for additional discussion of these early buyout options.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $32.4 billion in the first quarter of 2021, increasing $5.5 billion, or 20%, from the first quarter of 2020 and $659.6 million, or 8% on an annualized basis, from the fourth quarter of 2020. Average commercial loans, excluding PPP loans, totaled $9.2 billion in the first quarter of 2021, and increased $766.0 million, or 9%, over the average balance in the first quarter of 2020 and $276.2 million, or 13% on an annualized basis, over the average balance in the fourth quarter of 2020. Average commercial PPP loans totaled $3.1 billion in the first quarter of 2021, relatively unchanged from the fourth quarter of 2020. Average commercial real estate loans totaled $8.5 billion in the first quarter of 2021, increasing $371.3 million, or 5%, over the first quarter of 2020. Combined, the commercial and commercial real estate loan categories comprised 64% of the average loan portfolio in the first quarter of 2021 as compared to 64% in the fourth quarter of 2020 and 61% in the first quarter of 2020. Growth realized in these aggregated categories for the first quarter of 2021 as compared to the sequential and prior year periods is primarily attributable to PPP lending and increased business development efforts.

Home equity loan portfolio averaged $408.6 million in the first quarter of 2021, and decreased $90.8 million, or 18% from the average balance of $499.4 million in same period of 2020. The decrease in the home equity loan portfolio is primarily the result of borrowers preferring to finance through longer term, low rate mortgage loans. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.3 billion in the first quarter of 2021, and increased $57.8 million, or 5% from the average balance of $1.2 billion in same period of 2020. Additionally, compared to the quarter ended December 31, 2020, the average balance increased $169.1 million, or 61% on an annualized basis. The increase in average balance compared to both periods was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

Average premium finance receivables totaled $9.9 billion in the first quarter of 2021, and accounted for 31% of the Company’s average total loans. The increase during the first quarter of 2021 compared to the first quarter of 2020 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new commercial insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $2.8 billion of premium finance receivables were originated in the first quarter of 2021 compared to $2.5 billion during the same period of 2020. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 40% and 60%, respectively, of the average total balance of premium finance receivables for the first quarter of 2021, and 40% and 60%, respectively, for the first quarter of 2020.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity management assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 20% and 19% of total average earning assets in the first quarter of 2021 and 2020, respectively. Average liquidity management assets increased $2.0 billion in the first quarter of 2021 compared to the same period of 2020. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview and - Liquidity sections of this report for additional discussion of the impact of the COVID-19 pandemic.

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

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2021		December 31, 2020		March 31, 2020
		% of		% of		% of
(In thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$12,708,207	38%	$11,955,967	37%	$9,025,886	32%
Commercial real estate	8,544,779	26	8,494,132	26	8,185,531	29
Home equity	390,253	1	425,263	1	494,655	2
Residential real estate	1,421,973	4	1,259,598	5	1,377,389	5
Premium finance receivables—commercial	3,958,543	12	4,054,489	13	3,465,055	13
Premium finance receivables—life insurance	6,111,495	19	5,857,436	18	5,221,639	19
Consumer and other	35,983	0	32,188	0	37,166	0
Total loans, net of unearned income	$33,171,233	100%	$32,079,073	100%	$27,807,321	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of March 31, 2021 and 2020:

	As of March 31, 2021			As of March 31, 2020
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other, excluding commercial PPP	$9,415,225	44.3%	$95,637	$9,025,886	52.4%	$107,346
Commercial PPP	3,292,982	15.5	3	—	—	—
Total commercial	$12,708,207	59.8%	$95,640	$9,025,886	52.4%	$107,346
Commercial Real Estate:
Construction and development	$1,353,324	6.4%	$45,327	$1,301,353	7.6%	$33,862
Non-construction	7,191,455	33.8	136,465	6,884,178	40.0	78,934
Total commercial real estate	$8,544,779	40.2%	$181,792	$8,185,531	47.6%	$112,796
Total commercial and commercial real estate	$21,252,986	100.0%	$277,432	$17,211,417	100.0%	$220,142

Commercial real estate - collateral location by state:
Illinois	$6,256,230	73.2%		$6,171,606	75.4%
Wisconsin	771,382	9.0		793,145	9.7
Total primary markets	$7,027,612	82.2%		$6,964,751	85.1%
Indiana	310,494	3.6		249,680	3.1
Florida	130,759	1.5		126,786	1.5
Arizona	73,892	0.9		72,214	0.9
California	88,514	1.0		63,883	0.8
Texas	85,228	1.0		59,647	0.7
Other	828,280	9.8		648,570	7.9
Total commercial real estate	$8,544,779	100.0%		$8,185,531	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. In addition, the Company has participated in the PPP starting in the second quarter of 2020. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of improvements in the Company’s macroeconomic forecasts and improvement in portfolio characteristics, our allowance for credit losses in our commercial loan portfolio decreased to $95.6 million as of March 31, 2021 compared to $107.3 million as of March 31, 2020.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 82.2% of our commercial real estate loan portfolio is located in this region as of March 31, 2021. We have been able to effectively manage our total non-performing commercial real estate loans. As of March 31, 2021, our allowance for credit losses related to this portfolio was $181.8 million compared to $112.8 million as of March 31, 2020. The increase in the allowance for credit losses is primarily due to declining expectations between the two reporting dates primarily related to the Commercial Real Estate Price Index.

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

Residential real estate. Our residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of March 31, 2021, our residential loan portfolio totaled $1.4 billion, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of March 31, 2021, $21.6 million of our residential real estate mortgages, or 1.5% of our residential real estate loan portfolio were classified as nonaccrual, no loans were 90 or more days past due and still accruing, $14.7 million were 30 to 89 days past due, or 1.0%, and $1.4 billion were current, or 97.4%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, we generally sell in the secondary market loans originated with long-term fixed rates, for which we receive fee income. We may also selectively retain certain of these loans within our banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of March 31, 2021 and 2020 was $11.5 billion and $8.3 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $45.5 million at March 31, 2021, compared to $132.7 million balance at March 31, 2020. The decrease in balance from March 31, 2020 to March 31, 2021 was the result of the Company increasing its exercise of such early buyout options subsequent to March 31, 2020 and continuing such practice into 2021. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. As of March 31, 2021, early buyout exercised mortgage loans held-for-sale totaled $369.4 million compared to $14.5 million as of March 31, 2020.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2021, approximately $550,000 of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $2.4 billion in commercial insurance premium finance receivables in the first quarter of 2021 as compared to $2.2 billion of originations in the first quarter of 2020. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $330.3 million in life insurance premium finance receivables in the first quarter of 2021 as compared to $290.9 million of originations in the first quarter of 2020. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at March 31, 2021 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2021	One year or less	From one to five years	Over five years
(In thousands)				Total
Commercial
Fixed rate	$310,427	$2,025,263	$784,277	$3,119,967
Fixed rate - PPP	—	3,292,982	—	3,292,982
Variable rate	6,291,842	3,350	66	6,295,258
Total commercial	$6,602,269	$5,321,595	$784,343	$12,708,207
Commercial real estate
Fixed rate	550,899	2,075,177	382,447	3,008,523
Variable rate	5,505,986	30,270	—	5,536,256
Total commercial real estate	$6,056,885	$2,105,447	$382,447	$8,544,779
Home equity
Fixed rate	14,653	8,665	51	23,369
Variable rate	366,884	—	—	366,884
Total home equity	$381,537	$8,665	$51	$390,253
Residential real estate
Fixed rate	23,194	11,244	617,596	652,034
Variable rate	65,907	290,906	413,126	769,939
Total residential real estate	$89,101	$302,150	$1,030,722	$1,421,973
Premium finance receivables - commercial
Fixed rate	3,851,457	107,086	—	3,958,543
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$3,851,457	$107,086	$—	$3,958,543
Premium finance receivables - life insurance
Fixed rate	11,493	348,721	20,365	380,579
Variable rate	5,730,916	—	—	5,730,916
Total premium finance receivables - life insurance	$5,742,409	$348,721	$20,365	$6,111,495
Consumer and other
Fixed rate	14,753	4,536	1,154	20,443
Variable rate	15,540	—	—	15,540
Total consumer and other	$30,293	$4,536	$1,154	$35,983
Total per category
Fixed rate	4,776,876	4,580,692	1,805,890	11,163,458
Fixed rate - PPP	—	3,292,982	—	3,292,982
Variable rate	17,977,075	324,526	413,192	18,714,793
Total loans, net of unearned income	$22,753,951	$8,198,200	$2,219,082	$33,171,233
Variable Rate Loan Pricing by Index:
Prime				$2,296,647
One- month LIBOR				9,493,060
Three- month LIBOR				413,942
Twelve- month LIBOR				6,225,191
Other				285,953
Total variable rate				$18,714,793

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
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company maintains an internal loan review function as well as utilizes a third-party loan review provider to independently review a portion of the loan portfolio to evaluate the appropriateness of management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the Office of the Comptroller of the Currency ("OCC"), and are also reviewed by our internal audit staff.

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

(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$307	$1,241
Commercial real estate	—	—	516
Home equity	—	—	—
Residential real estate	—	—	605
Premium finance receivables—commercial	4,592	12,792	16,505
Premium finance receivables—life insurance	191	—	—
Consumer and other	161	264	78
Total loans past due greater than 90 days and still accruing	4,944	13,363	18,945
Non-accrual loans (2):
Commercial	22,459	21,743	49,916
Commercial real estate	34,380	46,107	62,830
Home equity	5,536	6,529	7,243
Residential real estate	21,553	26,071	18,965
Premium finance receivables—commercial	9,690	13,264	21,058
Premium finance receivables—life insurance	—	—	—
Consumer and other	497	436	403
Total non-accrual loans	94,115	114,150	160,415
Total non-performing loans:
Commercial	22,459	22,050	51,157
Commercial real estate	34,380	46,107	63,346
Home equity	5,536	6,529	7,243
Residential real estate	21,553	26,071	19,570
Premium finance receivables—commercial	14,282	26,056	37,563
Premium finance receivables—life insurance	191	—	—
Consumer and other	658	700	481
Total non-performing loans	$99,059	$127,513	$179,360
Other real estate owned	8,679	9,711	2,701
Other real estate owned—from acquisitions	7,134	6,847	8,325
Other repossessed assets	—	—	—
Total non-performing assets	$114,872	$144,071	$190,386
Accruing TDRs not included within non-performing assets	$46,151	$47,023	$47,049
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.18%	0.18%	0.57%
Commercial real estate	0.40	0.54	0.77
Home equity	1.42	1.54	1.46
Residential real estate	1.52	2.07	1.42
Premium finance receivables—commercial	0.36	0.64	1.08
Premium finance receivables—life insurance	0.00	—	—
Consumer and other	1.83	2.17	1.29
Total non-performing loans	0.30%	0.40%	0.65%
Total non-performing assets, as a percentage of total assets	0.25%	0.32%	0.49%
Allowance for credit losses as a percentage of nonaccrual loans	341.29%	332.82%	157.97%
(1)As of the dates shown, no TDRs were included as past due greater than 90 days and still accruing interest.
(2)Non-accrual loans included TDRs totaling $10.4 million, $21.2 million, and $36.6 million as of March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

At this time, management believes reserves are appropriate to absorb losses that are expected upon the ultimate resolution of these credits. While the ultimate effect of the COVID-19 pandemic on non-performing assets still remains unknown, significant increases may occur in subsequent periods. Management will continue to actively review and monitor its loan portfolios, in an effort to identify problem credits in a timely manner. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at March 31, 2021 and December 31, 2020:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of March 31, 2021
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$22,459	$—	$13,292	$35,535	$9,343,939	$9,415,225
Commercial PPP loans	—	—	—	6	3,292,976	3,292,982
Commercial real estate
Construction and development	2,673	—	499	23,967	1,326,185	1,353,324
Non-construction	31,707	—	7,657	46,201	7,105,890	7,191,455
Home equity	5,536	—	492	780	383,445	390,253
Residential real estate	21,553	—	944	13,768	1,385,708	1,421,973
Premium finance receivables
Commercial insurance loans	9,690	4,592	5,113	16,552	3,922,596	3,958,543
Life insurance loans	—	191	—	14,821	6,096,483	6,111,495
Consumer and other	497	161	8	74	35,243	35,983
Total loans, net of unearned income	$94,115	$4,944	$28,005	$151,704	$32,892,465	$33,171,233

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of December 31, 2020
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$21,743	$307	$6,900	$44,345	$9,166,751	$9,240,046
Commercial PPP loans	—	—	—	36	2,715,885	2,715,921
Commercial real estate
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

As of March 31, 2021, $28.0 million of all loans, or 0.1%, were 60 to 89 days (or two payments) past due and $151.7 million of all loans or 0.5%, were 30 to 59 days (or one payment) past due. As of December 31, 2020, $41.6 million of all loans or 0.1%, were 60 to 89 days (or two payments) past due and $139.1 million, or 0.4%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2021 that were current with regard to the contractual terms of the loan agreement represent 98.3% of the total home equity portfolio. Residential real estate loans at March 31, 2021 that were current with regards to the contractual terms of the loan agreements comprise 97.4% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2021	2020
Balance at beginning of period	$127,513	$117,588
Additions from becoming non-performing in the respective period	9,894	32,195
Additions from the adoption of ASU 2016-13	—	37,285
Return to performing status	(654)	(486)
Payments received	(22,731)	(7,949)
Transfer to OREO and other repossessed assets	(1,372)	(1,297)
Charge-offs	(2,952)	(2,551)
Net change for niche loans (1)	(10,639)	4,575
Balance at end of period	$99,059	$179,360
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

Management determined that the allowance for credit losses was appropriate at March 31, 2021, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Allowance for credit losses at beginning of period	$379,910	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	—	47,344
Provision for credit losses	(45,386)	52,965
Other adjustments	30	(73)
Charge-offs:
Commercial	11,781	2,153
Commercial real estate	980	570
Home equity	—	1,001
Residential real estate	2	401
Premium finance receivables	3,239	3,184
Consumer and other	114	128
Total charge-offs	16,116	7,437
Recoveries:
Commercial	452	384
Commercial real estate	200	263
Home equity	101	294
Residential real estate	204	60
Premium finance receivables	1,782	1,110
Consumer and other	32	41
Total recoveries	2,771	2,152
Net charge-offs	(13,345)	(5,285)
Allowance for credit losses at period end	$321,209	$253,412
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.37%	0.08%
Commercial real estate	0.04	0.02
Home equity	(0.10)	0.57
Residential real estate	(0.06)	0.11
Premium finance receivables	0.06	0.10
Consumer and other	0.57	0.56
Total loans, net of unearned income	0.17%	0.08%
Loans at period-end	$33,171,233	$27,807,321
Allowance for loan losses as a percentage of loans at period end	0.84%	0.78%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.97	0.91
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end, excluding PPP loans	1.08	0.91

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $43.5 million and $37.4 million as of March 31, 2021 and March 31, 2020, respectively.

Additions to the allowance for credit losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for credit losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for credit losses. See Note 6 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of activity within the allowance for credit losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio.

How We Determine the Allowance for Credit Losses

The allowance for credit losses is measured on a collective or pooled basis by loans that share similar risk characteristics. If the loan no longer exhibits risk characteristics similar to that of a pool, typically due to credit deterioration of the related borrower, the Company analyzes the loan for purposes of individually assessing a specific allowance for credit loss as part of the Problem Loan Reporting system review. A separate reserve is collectively measured for loans continuing to share risk characteristics and, as a result, remaining in the pools. See Note 6 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of the allowance for credit losses measurement process.

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

TDRs

At March 31, 2021, the Company had $56.6 million in loans modified in TDRs. The $56.6 million in TDRs represents 273 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $68.2 million representing 286 credits at December 31, 2020 and decreased from $83.6 million representing 263 credits at March 31, 2020.

Concessions were granted on a case-by-case basis working with these borrowers to find modified terms that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 6 of the Consolidated Financial Statements in Item 1 of this report for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was individually assessed when measuring the allowance for credit losses at March 31, 2021 and approximately $2.5 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at March 31, 2021, the Company was committed to lend an additional $930,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(In thousands)	2021	2020	2020
Accruing TDRs:
Commercial	$7,536	$7,699	$6,500
Commercial real estate	9,478	10,549	18,043
Residential real estate and other	29,137	28,775	22,506
Total accruing TDRs	$46,151	$47,023	$47,049
Non-accrual TDRs: (1)
Commercial	$5,583	$10,491	$17,206
Commercial real estate	1,309	6,177	14,420
Residential real estate and other	3,540	4,501	4,962
Total non-accrual TDRs	$10,432	$21,169	$36,588
Total TDRs:
Commercial	$13,119	$18,190	$23,706
Commercial real estate	10,787	16,726	32,463
Residential real estate and other	32,677	33,276	27,468
Total TDRs	$56,583	$68,192	$83,637
(1)Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of March 31, 2021 and March 31, 2020, and show the change in the balance during those periods:

Three Months Ended March 31, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,190	$16,726	$33,276	$68,192
Additions during the period	151	237	1,738	2,126
Reductions:
Charge-offs	(1,409)	—	—	(1,409)
Transferred to OREO and other repossessed assets	(99)	—	(459)	(558)
Removal of TDR loan status (1)	—	(800)	(424)	(1,224)
Payments received	(3,714)	(5,376)	(1,454)	(10,544)
Balance at period end	$13,119	$10,787	$32,677	$56,583

Three Months Ended March 31, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,739	$16,873	$28,224	$63,836
Additions during the period	5,602	16,053	2,142	23,797
Reductions:
Charge-offs	—	—	(345)	(345)
Transferred to OREO and other repossessed assets	—	—	(945)	(945)
Removal of TDR loan status (1)	—	—	—	—
Payments received	(635)	(463)	(1,608)	(2,706)
Balance at period end	$23,706	$32,463	$27,468	$83,637
(1)Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

On March 22, 2020, interagency guidance was issued titled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effect of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 (subsequently extended to January 1, 2022 under CAA), or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Modifications qualifying for the exemption from TDR classification totaled approximately $175.2 million as of March 31, 2021.

The table below presents a summary of all COVID-19 related modified loans, including those not qualifying for the exemption under Section 4013, as of March 31, 2021, presented by loan category and type of modification:

(in thousands)	Interest-only	Full Payment Deferral	Line Increases	Other	Total
Commercial	$50,669	$19,102	$36,329	$29,367	$135,467
Commercial real estate	74,806	28,593	—	9,776	113,175
Home equity	—	1,706	—	—	1,706
Residential real estate	—	—	—	—	—
Premium finance receivables	—	3,336	—	—	3,336
Consumer and other	—	41	1	—	42
Total loans, net of unearned income	$125,475	$52,778	$36,330	$39,143	$253,726

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

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Balance at beginning of period	$16,558	$15,171
Disposal/resolved	(2,162)	(4,793)
Transfers in at fair value, less costs to sell	1,587	954
Fair value adjustments	(170)	(306)
Balance at end of period	$15,813	$11,026

	Period End
(In thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Residential real estate	$2,713	$2,324	$1,684
Residential real estate development	1,287	1,691	—
Commercial real estate	11,813	12,543	9,342
Total	$15,813	$16,558	$11,026

Deposits

Total deposits at March 31, 2021 were $37.9 billion, an increase of $6.4 billion, or 20%, compared to total deposits at March 31, 2020. See Note 9 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2021:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2021 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (1)
1-3 months	$1,385,311	1.75%
4-6 months	993,635	1.50
7-9 months	806,574	1.13
10-12 months	662,375	0.64
13-18 months	496,540	0.69
19-24 months	217,147	0.92
24+ months	249,568	0.74
Total	$4,811,150	1.24%
(1)Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$11,811,194	32%	$10,874,912	30%	$7,235,177	24%
NOW and interest-bearing demand deposits	3,493,451	9	3,320,527	9	3,113,733	11
Wealth management deposits	4,156,398	11	4,066,948	11	2,838,719	9
Money market	9,335,920	25	9,435,344	26	7,990,775	27
Savings	3,587,566	10	3,413,388	10	3,189,835	11
Time certificates of deposit	4,875,392	13	5,043,558	14	5,526,407	18
Total average deposits	$37,259,921	100%	$36,154,677	100%	$29,894,646	100%

Total average deposits for the first quarter of 2021 were $37.3 billion, an increase of $7.4 billion, or 25%, from the first quarter of 2020. The increase in average deposits is primarily attributable to additional deposits related to PPP lending and organic growth of retail deposits.

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

	March 31,		December 31,
(Dollars in thousands)	2021	2020	2020	2019	2018
Total deposits	$37,872,652	$31,461,660	$37,092,651	$30,107,138	$26,094,678
Brokered deposits	2,142,257	2,181,090	1,843,227	1,011,404	1,071,562
Brokered deposits as a percentage of total deposits	5.7%	6.9%	5.0%	3.4%	4.1%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2021	2020	2020
FHLB advances	$1,228,433	$1,228,425	$951,613
Other borrowings:
Notes payable	101,653	107,000	127,978
Short-term borrowings	11,796	9,313	45,089
Secured borrowings	339,923	329,159	250,054
Other	64,816	65,253	46,456
Total other borrowings	$518,188	$510,725	$469,577
Subordinated notes	436,532	436,433	436,119
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$2,436,719	$2,429,149	$2,110,875
FHLB advances provide the banks with access to fixed-rate funds that are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $1.2 billion at each of March 31, 2021, December 31, 2020 and March 31, 2020.

Notes payable balances represent the balances on a $200.0 million loan agreement (“Credit Agreement”) with unaffiliated banks consisting of a $50.0 million revolving credit facility (“Revolving Credit Facility”) and a $150.0 million term facility (“Term Facility”). Both the Revolving Credit Facility and the Term Facility are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2021 and December 31, 2020, the Company had a balance under the Term Facility of $96.4 million and $101.7 million, respectively. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At March 31, 2020, the Company had no outstanding balance under the Revolving Credit Facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $12.4 million at March 31, 2021 compared to $11.4 million at December 31, 2020 and $12.1 million at March 31, 2020. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

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

Other borrowings at March 31, 2021 include a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 ("Fixed-Rate Promissory Note") related to and secured by three office buildings owned by the Company. At March 31, 2021, the Fixed-Rate Promissory Note had a balance of $64.7 million compared to $65.1 million at December 31, 2020 and $66.3 million at March 31, 2020. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. An amendment to the Fixed-Rate Promissory Note was executed on and became effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025.

At March 31, 2021, the Company had outstanding subordinated notes totaling $436.6 million compared to $436.5 million and $436.2 million outstanding at December 31, 2020 and March 31, 2020, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized costs paid related to the different issuances of such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of March 31, 2021, December 31, 2020 and March 31, 2020. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At March 31, 2021, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	March 31, 2021	December 31, 2020	March 31, 2020
Tier 1 leverage ratio	8.2%	8.1%	8.5%
Risk-based capital ratios:
Tier 1 capital ratio	10.2	10.0	9.3
Common equity tier 1 capital ratio	9.0	8.8	8.9
Total capital ratio	12.6	12.6	11.9
Other ratio:
Total average equity-to-total average assets(1)	9.3	9.2	10.1
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Leverage ratio	4.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	6.0	8.50	6.0
Common equity Tier 1 capital to risk-weighted assets	4.5	7.00	N/A
Total capital to risk-weighted assets	8.0	10.50	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of March 31, 2021 would exceed such revised well-capitalized standard.

In February 2019, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC issued a final rule to address the changes to the measurement of the allowance for credit losses, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the adverse effects on regulatory capital that may result from the adoption of the new accounting standard as of its date of adoption, or January 1, 2020. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes 10, 11 and 17 of the Consolidated Financial Statements in Item 1 for further information on these various funding sources. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the FRB for bank holding companies.

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D and Series E preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January of 2021, the Company declared a quarterly cash dividend of $0.31 per common share. In January, April, July and October of 2020, the Company declared a quarterly cash dividend of $0.28 per common share.

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

LIQUIDITY

The Company manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers’ needs for loans and deposit withdrawals. The management process includes the utilization of stress testing processes and other aspects of the Company's liquidity management framework to assess and monitor risk, and inform decision making. The liquidity to meet the demands of customers is provided by maturing assets, liquid assets that can be converted to cash and the ability to attract funds from external sources. Liquid assets refer to money market assets such as Federal funds sold and interest-bearing deposits with banks, as well as available-for-sale debt securities and equity securities with readily determinable fair values which are not pledged to secure public funds. In addition, trade date receivables represent certain sales or calls of available-for-sale securities that await cash settlement, typically in the month following the trade date.

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In the first quarter of 2021, we maintained our liquid assets to ensure that we have the balance sheet strength to serve our clients through the COVID-19 pandemic. As a result, the Company believes that it has sufficient funds and access to funds to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, such as the impacts of the COVID-19 pandemic (including the emergence of variant strains), and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A, of this Form 10-Q, and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•the severity, magnitude and duration of the COVID-19 pandemic and the direct and indirect impact of such pandemic, as well as responses to the pandemic by the government, businesses and consumers, on our operations and personnel, commercial activity and demand across our business and our customers’ businesses;
•the disruption of global, national, state and local economies associated with the COVID-19 pandemic, which could affect the Company’s liquidity and capital positions, impair the ability of our borrowers to repay outstanding loans, impair collateral values and further increase our allowance for credit losses;

•the impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges;
•economic conditions that affect the economy, housing prices, the job market and other factors that may adversely affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;
•negative effects suffered by us or our customers resulting from changes in U.S. trade policies;
•the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;
•estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;
•the financial success and economic viability of the borrowers of our commercial loans;
•commercial real estate market conditions in the Chicago metropolitan area and southern Wisconsin;
•the extent of commercial and consumer delinquencies and declines in real estate values, which may require further increases in the Company’s allowance for credit losses;
•inaccurate assumptions in our analytical and forecasting models used to manage our loan portfolio;
•changes in the level and volatility of interest rates, the capital markets and other market indices (including developments and volatility arising from or related to the COVID-19 pandemic) that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;
•a prolonged period of near zero interest rates or potentially negative interest rates, either broadly or for some types of instruments, which may affect the Company’s net interest income and net interest margin, and which could materially adversely affect the Company’s profitability;
•competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services), which may result in loss of market share and reduced income from deposits, loans, advisory fees and income from other products;
•failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of the Company’s recent or future acquisitions;
•unexpected difficulties and losses related to FDIC-assisted acquisitions;
•harm to the Company’s reputation;
•any negative perception of the Company’s financial strength;
•ability of the Company to raise additional capital on acceptable terms when needed;
•disruption in capital markets, which may lower fair values for the Company’s investment portfolio;
•ability of the Company to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations and to manage risks associated therewith;
•failure or breaches of our security systems or infrastructure, or those of third parties;
•security breaches, including denial of service attacks, hacking, social engineering attacks, malware intrusion or data corruption attempts and identity theft;
•adverse effects on our information technology systems resulting from failures, human error or cyberattacks;
•adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;
•increased costs as a result of protecting our customers from the impact of stolen debit card information;
•accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;
•ability of the Company to attract and retain senior management experienced in the banking and financial services industries;
•environmental liability risk associated with lending activities;
•the impact of any claims or legal actions to which the Company is subject, including any effect on our reputation;
•losses incurred in connection with repurchases and indemnification payments related to mortgages and increases in reserves associated therewith;
•the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;
•the soundness of other financial institutions;
•the expenses and delayed returns inherent in opening new branches and de novo banks;
•liabilities, potential customer loss or reputational harm related to closings of existing branches;
•examinations and challenges by tax authorities, and any unanticipated impact of the Tax Act;
•changes in accounting standards, rules and interpretations, and the impact of such changes on the Company’s financial statements;
•the ability of the Company to receive dividends from its subsidiaries;
•uncertainty about the discontinued use of LIBOR and transition to an alternative rate;
•a decrease in the Company’s capital ratios, including as a result of declines in the value of its loan portfolios, or otherwise;
•legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those changes that are in response to the COVID-19 pandemic, including without limitation the CARES Act, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, and the rules and regulations that may be promulgated thereunder;
•a lowering of our credit rating;
•changes in U.S. monetary policy and changes to the Federal Reserve’s balance sheet, including changes in response to the COVID-19 pandemic or otherwise;
•regulatory restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business;
•increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the regulatory environment;
•the impact of heightened capital requirements;
•increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;
•delinquencies or fraud with respect to the Company’s premium finance business;
•credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;
•the Company’s ability to comply with covenants under its credit facility; and
•fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2021, December 31, 2020 and March 31, 2020 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2021	22.0%	10.2%	(7.2)%
December 31, 2020	25.0	11.6	(7.9)
March 31, 2020	22.5	10.6	(9.4)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2021	10.7%	5.4%	(3.6)%
December 31, 2020	11.4	5.7	(3.3)
March 31, 2020	7.7	3.7	(3.8)

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps, floors and collars, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 14 of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s derivative financial instruments.

During the first three months of 2020, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company did not enter into such transactions during the first three months of 2021. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2021 and March 31, 2020.

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
Lehman Holdings Matter
On January 15, 2015, Lehman Brothers Holdings, Inc. ("Lehman Holdings") sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On October 2, 2018, Lehman Holdings asked the court for permission to amend its complaints against Wintrust Mortgage and the other defendants to add loans allegedly purchased from the defendants and sold to various RMBS trusts. The court granted this request and allowed Lehman Holdings to assert the additional claims against existing defendants as a supplemental complaint. Lehman Holdings filed its supplemental complaint against Wintrust Mortgage on December 4, 2018. Wintrust Mortgage filed its response to the supplemental complaint on May 13, 2019. On October 5, 2020, Wintrust Mortgage and Lehman Holdings executed a settlement agreement to resolve the dispute for an amount that is immaterial to the Company's results of operations or financial condition. On October 15, 2020, the court entered an order dismissing the entire suit against Wintrust Mortgage with prejudice.
Wintrust Mortgage Matter
On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit in the Superior Court of Los Angeles County, California against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage filed its response to the complaint on February 25, 2019. On November 1, 2019, the plaintiff's counsel filed a letter with the California Department of Labor advising that it was initiating an action under California's Private Attorney General Act statute based on the same alleged violations. In November 2019, the parties reached a settlement agreement. The parties executed a settlement agreement and on February 26, 2020, plaintiff moved the court for approval. A hearing on the motion to approve settlement was originally set for June 16, 2020, but the court continued the motion to September 8, 2020. On September 8, 2020, the court requested the parties make certain changes to the settlement agreement that were immaterial to the parties' settlement terms. The parties revised the settlement agreement consistent with the court's recommendations and submitted the revised settlement agreement to the court for its approval. On January 27, 2021, the court entered its preliminary approval of the settlement. Notices of settlement were timely sent to class members who will have until May 2, 2021 to opt out of the settlement. The Company has reserved an amount for this proposed settlement that is immaterial to its results of operations or financial condition.

Northbrook Bank Matter
On October 17, 2018, two individual plaintiffs filed suit in the Circuit Court of Cook County, Illinois against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen. Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which the court granted on March 5, 2019. On April 3, 2019, the plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank again moved to dismiss. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook moved to dismiss the second amended complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs filed an appeal on December 2, 2019. After this appeal was fully briefed, on September 4, 2020, the Appellate Court for the First District of Illinois remanded the case back to the trial court for lack of appellate jurisdiction. The Appellate Court determined it did not have jurisdiction to hear the appeal because the trial court did not dismiss the suit against defendant Moumen and plaintiffs did not obtain the trial court's consent for immediate appeal of the dismissal order against Northbrook Bank. On October 29, 2020, the plaintiffs cured the jurisdictional issue identified by the Appellate Court by dismissing defendant Moumen. Plaintiffs filed their renewed appeal on November 4, 2020. This matter has been fully briefed and is awaiting decision by the Appellate Court. Northbrook Bank believes the plaintiffs' allegations are legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

Wintrust Bank Matter

On April 30, 2020, A.D. Sims LLC on behalf of itself and other similarly situated plaintiffs filed suit in the federal district court for the Northern District of Illinois against Wintrust Financial Corporation, Wintrust Bank, N.A., Bank of America, N.A., Cross River Bank, and an additional 4,971 named and unnamed defendants. Plaintiffs allege the defendant financial institutions failed to pay agent fees on loans issued by them under the federal CARES Act's Paycheck Protection Program ("PPP") in violation of applicable law. Plaintiffs allege the collective damages could exceed $3.8 billion and have asked the court to require the defendants to establish, on a pro rata basis, a fund that could be used to pay agent fees due. Plaintiffs voluntarily dismissed Wintrust Financial Corporation as a defendant in this suit on June 29, 2020. On September 28, 2020, the class defendants filed an omnibus motion to dismiss the lawsuit. This motion was fully briefed on November 23, 2020. On December 27, 2020, legislation amending the CARES Act was enacted. The new legislation expressly stated that lenders do not owe fees to agents for assisting borrowers to obtain PPP loans absent a fee agreement between the lender and the agent. In light of this legislation, plaintiff asked the court to dismiss the case. On January 22, 2021, the district court entered plaintiff's voluntary dismissal order.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2021.

Item 6: Exhibits:

(a)Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

3.1
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2021, and incorporated herein by reference).

10.1
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

10.2
Performance Guarantee Confirmation made as of January 15, 2021 by Wintrust Financial Corporation in favor of CIBC Mellon Trust Company, Plaza Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.3
Fee Letter dated as of January 15, 2021 by CIBC Mellon Trust Company, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada and acknowledged by First Insurance Funding of Canada Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.4	Form of Restricted Share Unit Award Agreement under the Company’s 2015 Stock Incentive Plan.*

10.5	Form of Performance Award Agreement - Share Settled under the Company’s 2015 Stock Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	May 7, 2021	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)