Form 10-Q
period 2021-06-30
WINTRUST FINANCIAL CORP
filed 2021-08-06
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Common Stock — no par value, 57,040,656 shares, as of July 31, 2021

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2021	December 31, 2020	June 30, 2020
Assets
Cash and due from banks	$434,957	$322,415	$344,999
Federal funds sold and securities purchased under resale agreements	52	59	58
Interest-bearing deposits with banks	4,707,415	4,802,527	4,015,072
Available-for-sale securities, at fair value	2,188,608	3,055,839	3,194,961
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $90, $59 and $65 at June 30, 2021, December 31, 2020 and June 30, 2020, respectively ($2.5 billion, $593.8 million and $744.3 million fair value at June 30, 2021, December 31, 2020 and June 30, 2020, respectively)	2,498,232	579,138	728,465
Trading account securities	2,667	671	890
Equity securities with readily determinable fair value	86,316	90,862	52,460
Federal Home Loan Bank and Federal Reserve Bank stock	136,625	135,588	135,571
Brokerage customer receivables	23,093	17,436	14,623
Mortgage loans held-for-sale, at fair value	984,994	1,272,090	833,163
Loans, net of unearned income	32,911,187	32,079,073	31,402,903
Allowance for loan losses	(261,089)	(319,374)	(313,510)
Net loans	32,650,098	31,759,699	31,089,393
Premises and equipment, net	752,375	768,808	769,909
Lease investments, net	219,023	242,434	237,040
Accrued interest receivable and other assets	1,185,811	1,351,455	1,437,832
Trade date securities receivable	189,851	—	—
Goodwill	646,336	645,707	644,213
Other intangible assets	31,997	36,040	41,368
Total assets	$46,738,450	$45,080,768	$43,540,017
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$12,796,110	$11,748,455	$10,204,791
Interest-bearing	26,008,506	25,344,196	25,447,083
Total deposits	38,804,616	37,092,651	35,651,874
Federal Home Loan Bank advances	1,241,071	1,228,429	1,228,416
Other borrowings	518,493	518,928	508,535
Subordinated notes	436,719	436,506	436,298
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	—	200,907	—
Accrued interest payable and other liabilities	1,144,974	1,233,786	1,471,110
Total liabilities	42,399,439	40,964,773	39,549,799
Shareholders' Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2021, December 31, 2020 and June 30, 2020	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at June 30, 2021, December 31, 2020 and June 30, 2020	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2021, December 31, 2020 and June 30, 2020; 58,770,304 shares issued at June 30, 2021, 58,473,252 shares issued at December 31, 2020 and 58,294,456 shares issued at June 30, 2020	58,770	58,473	58,294
Surplus	1,669,002	1,649,990	1,643,864
Treasury stock, at cost, 1,703,627 shares at June 30, 2021 and December 31, 2020, and 720,784 shares at June 30, 2020	(100,363)	(100,363)	(44,891)
Retained earnings	2,288,969	2,080,013	1,921,048
Accumulated other comprehensive income (loss)	10,133	15,382	(597)
Total shareholders’ equity	4,339,011	4,115,995	3,990,218
Total liabilities and shareholders’ equity	$46,738,450	$45,080,768	$43,540,017
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income
Interest and fees on loans	$284,701	$294,746	$558,801	$596,585
Mortgage loans held-for-sale	8,183	4,764	17,219	7,929
Interest-bearing deposits with banks	1,153	1,310	2,352	6,078
Federal funds sold and securities purchased under resale agreements	—	16	—	102
Investment securities	23,623	27,105	42,887	59,572
Trading account securities	1	13	3	20
Federal Home Loan Bank and Federal Reserve Bank stock	1,769	1,765	3,514	3,342
Brokerage customer receivables	149	97	272	255
Total interest income	319,579	329,816	625,048	673,883
Interest expense
Interest on deposits	24,298	50,057	52,242	117,492
Interest on Federal Home Loan Bank advances	4,887	4,934	9,727	8,294
Interest on other borrowings	2,568	3,436	5,177	6,982
Interest on subordinated notes	5,512	5,506	10,989	10,978
Interest on junior subordinated debentures	2,724	2,752	5,428	5,563
Total interest expense	39,989	66,685	83,563	149,309
Net interest income	279,590	263,131	541,485	524,574
Provision for credit losses	(15,299)	135,053	(60,646)	188,014
Net interest income after provision for credit losses	294,889	128,078	602,131	336,560
Non-interest income
Wealth management	30,690	22,636	59,999	48,577
Mortgage banking	50,584	102,324	164,078	150,650
Service charges on deposit accounts	13,249	10,420	25,285	21,685
Gains (losses) on investment securities, net	1,285	808	2,439	(3,551)
Fees from covered call options	1,388	—	1,388	2,292
Trading losses, net	(438)	(634)	(19)	(1,085)
Operating lease income, net	12,240	11,785	26,680	23,769
Other	20,375	14,654	36,029	32,898
Total non-interest income	129,373	161,993	315,879	275,235
Non-interest expense
Salaries and employee benefits	172,817	154,156	353,626	290,918
Equipment	20,866	15,846	41,778	30,680
Operating lease equipment depreciation	9,949	9,292	20,720	18,552
Occupancy, net	17,687	16,893	37,683	34,440
Data processing	6,920	10,406	12,968	18,779
Advertising and marketing	11,305	7,704	19,851	18,566
Professional fees	7,304	7,687	14,891	14,408
Amortization of other intangible assets	2,039	2,820	4,046	5,683
FDIC insurance	6,405	7,081	12,963	11,216
OREO expense, net	769	237	518	(639)
Other	24,051	27,246	47,957	51,406
Total non-interest expense	280,112	259,368	567,001	494,009
Income before taxes	144,150	30,703	351,009	117,786
Income tax expense	39,041	9,044	92,752	33,315
Net income	$105,109	$21,659	$258,257	$84,471
Preferred stock dividends	6,991	2,050	13,982	4,100
Net income applicable to common shares	$98,118	$19,609	$244,275	$80,371
Net income per common share—Basic	$1.72	$0.34	$4.29	$1.40
Net income per common share—Diluted	$1.70	$0.34	$4.24	$1.38
Cash dividends declared per common share	$0.31	$0.28	$0.62	$0.56
Weighted average common shares outstanding	57,049	57,567	56,977	57,593
Dilutive potential common shares	726	414	691	481
Average common shares and dilutive common shares	57,775	57,981	57,668	58,074
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$105,109	$21,659	$258,257	$84,471
Unrealized gains (losses) on available-for-sale securities
Before tax	6,312	5,068	(54,414)	96,422
Tax effect	(1,684)	(1,350)	14,523	(25,697)
Net of tax	4,628	3,718	(39,891)	70,725
Reclassification of net gains (losses) on available-for-sale securities included in net income
Before tax	584	(341)	794	150
Tax effect	(157)	92	(213)	(40)
Net of tax	427	(249)	581	110
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	47	46	104	124
Tax effect	(13)	(12)	(28)	(33)
Net of tax	34	34	76	91
Net unrealized gains (losses) on available-for-sale securities	4,167	3,933	(40,548)	70,524
Unrealized (losses) gains on derivative instruments
Before tax	(8,788)	(2,867)	42,004	(41,560)
Tax effect	2,341	773	(11,194)	11,095
Net unrealized (losses) gains on derivative instruments	(6,447)	(2,094)	30,810	(30,465)
Foreign currency adjustment
Before tax	2,876	6,677	5,610	(7,655)
Tax effect	(567)	(1,510)	(1,121)	1,677
Net foreign currency adjustment	2,309	5,167	4,489	(5,978)
Total other comprehensive income (loss)	29	7,006	(5,249)	34,081
Comprehensive income	$105,138	$28,665	$253,008	$118,552
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at March 31, 2020	$125,000	$58,266	$1,652,063	$(44,891)	$1,917,558	$(7,603)	$3,700,393
Net income	—	—	—	—	21,659	—	21,659
Other comprehensive income, net of tax	—	—	—	—	—	7,006	7,006
Cash dividends declared on common stock, $0.28 per share	—	—	—	—	(16,119)	—	(16,119)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	541	—	—	—	541
Issuance of Series E preferred stock	287,500	—	(10,125)	—	—	—	277,375
Common stock issued for:
Exercise of stock options and warrants	—	3	158	—	—	—	161
Restricted stock awards	—	3	(3)	—	—	—	—
Employee stock purchase plan	—	22	654	—	—	—	676
Director compensation plan	—	—	576	—	—	—	576
Balance at June 30, 2020	$412,500	$58,294	$1,643,864	$(44,891)	$1,921,048	$(597)	$3,990,218

Balance at January 1, 2020	$125,000	$57,951	$1,650,278	$(6,931)	$1,899,630	$(34,678)	$3,691,250
Cumulative effect adjustment from the adoption of ASU 2016-13, net of tax	—	—	—	—	(26,717)	—	(26,717)
Net income	—	—	—	—	84,471	—	84,471
Other comprehensive income, net of tax	—	—	—	—	—	34,081	34,081
Cash dividends declared on common stock, $0.56 per share	—	—	—	—	(32,236)	—	(32,236)
Dividends on preferred stock, $0.82 per share	—	—	—	—	(4,100)	—	(4,100)
Common stock repurchases under authorized program	—	—	—	(37,116)	—	—	(37,116)
Stock-based compensation	—	—	(2,278)	—	—	—	(2,278)
Issuance of Series E preferred stock	287,500	—	(10,125)	—	—	—	277,375
Common stock issued for:
Exercise of stock options and warrants	—	98	3,701	(92)	—	—	3,707
Restricted stock awards	—	193	(193)	(752)	—	—	(752)
Employee stock purchase plan	—	32	1,353	—	—	—	1,385
Director compensation plan	—	20	1,128	—	—	—	1,148
Balance at June 30, 2020	$412,500	$58,294	$1,643,864	$(44,891)	$1,921,048	$(597)	$3,990,218

Balance at March 31, 2021	$412,500	$58,727	$1,663,008	$(100,363)	$2,208,535	$10,104	$4,252,511
Net income	—	—	—	—	105,109	—	105,109
Other comprehensive income, net of tax	—	—	—	—	—	29	29
Cash dividends declared on common stock, $0.31 per share	—	—	—	—	(17,684)	—	(17,684)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	3,332	—	—	—	3,332
Common stock issued for:
Exercise of stock options and warrants	—	29	1,251	—	—	—	1,280
Restricted stock awards	—	3	(3)	—	—	—	—
Employee stock purchase plan	—	11	794	—	—	—	805
Director compensation plan	—	—	620	—	—	—	620
Balance at June 30, 2021	$412,500	$58,770	$1,669,002	$(100,363)	$2,288,969	$10,133	$4,339,011

Balance at January 1, 2021	$412,500	$58,473	$1,649,990	$(100,363)	$2,080,013	$15,382	$4,115,995
Net income	—	—	—	—	258,257	—	258,257
Other comprehensive loss, net of tax	—	—	—	—	—	(5,249)	(5,249)
Cash dividends declared on common stock, $0.62 per share	—	—	—	—	(35,319)	—	(35,319)
Dividends on Series D preferred stock, $0.82 per share and Series E preferred stock, $859.38 per share	—	—	—	—	(13,982)	—	(13,982)
Stock-based compensation	—	—	6,194	—	—	—	6,194
Common stock issued for:
Exercise of stock options and warrants	—	238	10,003	—	—	—	10,241
Restricted stock awards	—	10	(10)	—	—	—	—
Employee stock purchase plan	—	25	1,595	—	—	—	1,620
Director compensation plan	—	24	1,230	—	—	—	1,254
Balance at June 30, 2021	$412,500	$58,770	$1,669,002	$(100,363)	$2,288,969	$10,133	$4,339,011

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020
Operating Activities:
Net income	$258,257	$84,471
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	(60,646)	188,014
Depreciation, amortization and accretion, net	51,485	47,138
Stock-based compensation expense (benefit)	6,194	(2,278)
Amortization of premium on securities, net	3,797	4,694
Accretion of discount and deferred fees on loans, net	(47,975)	(41,304)
Mortgage servicing rights fair value changes, net	6,203	38,233
Non-designated derivatives fair value changes, net	(241)	(2,724)
Originations and purchases of mortgage loans held-for-sale	(3,945,978)	(3,426,911)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. Government Agencies, net of subsequent paydown or payoff	(6,997)	—
Proceeds from sales of mortgage loans held-for-sale	4,357,804	3,035,641
Bank owned life insurance ("BOLI") income	(2,466)	(666)
(Increase) decrease in trading securities, net	(1,996)	178
(Increase) decrease in brokerage customer receivables, net	(5,657)	1,950
Gains on mortgage loans sold	(132,012)	(155,108)
(Gains) losses on investment securities, net	(2,439)	3,551
(Gains) losses on sales of premises and equipment, net, and sale of related deposit liabilities	(3,782)	3
Gains on sales and fair value adjustments of other real estate owned, net	(332)	(694)
Decrease (increase) in accrued interest receivable and other assets, net	143,200	(171,099)
Increase in accrued interest payable and other liabilities, net	32,344	27,244
Net Cash Provided by (Used for) Operating Activities	648,763	(369,667)
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	908,160	549,981
Proceeds from maturities and calls of held-to-maturity securities	137,273	529,974
Proceeds from sales of available-for-sale securities	2,376	502,676
Proceeds from sales of equity securities with readily determinable fair value	6,259	4,030
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,137	444
Purchases of available-for-sale securities	(290,583)	(1,048,539)
Purchases of held-to-maturity securities	(2,257,847)	(124,802)
Purchases of equity securities with readily determinable fair value	—	(7,659)
Purchases of equity securities without readily determinable fair value	(3,359)	(3,166)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(1,037)	(34,832)
Distributions from (contributions to) investments in partnerships, net	44	(355)
Proceeds from sales of other real estate owned	5,314	5,405
Decrease (increase) in interest-bearing deposits with banks, net	96,948	(1,852,194)
Increase in loans, net	(795,270)	(4,460,325)
Purchases of premises and equipment, net	(12,113)	(38,132)
Net Cash Used for Investing Activities	(2,202,698)	(5,977,494)
Financing Activities:
Increase in deposit accounts, net	1,715,840	5,545,133
(Decrease) increase in other borrowings, net	(9,230)	98,974
Increase in Federal Home Loan Bank advances, net	12,629	553,500
Proceeds from the issuance of preferred stock, net	—	277,375
Cash payments to settle contingent consideration liabilities recognized in business combinations	(16,583)	(1,276)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	13,115	6,332
Common stock repurchases under authorized program	—	(37,116)
Common stock repurchases for tax withholdings related to stock-based compensation	—	(844)
Dividends paid	(49,301)	(36,336)
Net Cash Provided by Financing Activities	1,666,470	6,405,742
Net Increase in Cash and Cash Equivalents	112,535	58,581
Cash and Cash Equivalents at Beginning of Period	322,474	286,476
Cash and Cash Equivalents at End of Period	$435,009	$345,057
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

SEC Amendments to Financial Disclosures about Acquired and Disposed Businesses

In May 2020, the SEC issued a final rule on “Amendments to Financial Disclosures about Acquired and Disposed Businesses,” which provides for specific disclosure changes, including revising the investment and income significance tests, conforming the significance threshold and tests for a disposed business to those used for an acquired business, permitting abbreviated financial statements for certain acquisitions of a component of an entity, and reducing the maximum number of years for which financial statements are required for acquired businesses from three years to two years, among other amendments. This guidance was effective on January 1, 2021. The Company does not expect this to have a material impact on the Company’s consolidated financial statements.

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
Issuer’s Accounting for Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” which requires an issuer to account for any modification or exchange of the terms or conditions of a freestanding written call option classified as equity, such as warrants, that remains classified as equity as an exchange of the original instrument for a new instrument and provides a framework for measuring and recognizing the effect of the exchange as an adjustment to either equity or expense. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and is to be applied prospectively. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

(4) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Government agencies	$75,169	$3,685	$—	$78,854
Municipal	163,715	4,738	(157)	168,296
Corporate notes:
Financial issuers	98,827	520	(1,818)	97,529
Other	1,000	13	—	1,013
Mortgage-backed: (1)
Mortgage-backed securities	1,800,751	50,171	(16,839)	1,834,083
Collateralized mortgage obligations	8,596	237	—	8,833
Total available-for-sale securities	$2,148,058	$59,364	$(18,814)	$2,188,608
Held-to-maturity securities
U.S. Government agencies	$176,152	$1,064	$(3,454)	$173,762
Municipal	191,590	10,838	(308)	202,120
Mortgage-backed securities	2,078,678	5,139	(30,834)	2,052,983
Corporate notes	51,902	—	(535)	51,367
Total held-to-maturity securities	$2,498,322	$17,041	$(35,131)	$2,480,232
Less: Allowance for credit losses	(90)
Held-to-maturity securities, net of allowance for credit losses	$2,498,232
Equity securities with readily determinable fair value	$81,401	$6,005	$(1,090)	$86,316
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$304,956	$15	$—	$304,971
U.S. Government agencies	80,074	4,439	—	84,513
Municipal	141,244	5,707	(41)	146,910
Corporate notes:
Financial issuers	91,786	1,363	(2,764)	90,385
Other	1,000	20	—	1,020
Mortgage-backed: (1)
Mortgage-backed securities	2,330,332	86,721	(15)	2,417,038
Collateralized mortgage obligations	10,689	313	—	11,002
Total available-for-sale securities	$2,960,081	$98,578	$(2,820)	$3,055,839
Held-to-maturity securities
U.S. Government agencies	$177,959	$2,552	$—	$180,511
Municipal	200,707	12,232	(214)	212,725
Mortgage-backed securities	200,531	—	—	200,531
Total held-to-maturity securities	$579,197	$14,784	$(214)	$593,767
Less: Allowance for credit losses	(59)
Held-to-maturity securities, net of allowance for credit losses	$579,138
Equity securities with readily determinable fair value	$87,618	$3,674	$(430)	$90,862
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$59,949	$590	$—	$60,539
U.S. Government agencies	287,811	5,696	—	293,507
Municipal	147,411	3,721	(253)	150,879
Corporate notes:
Financial issuers	106,744	514	(5,398)	101,860
Other	1,000	19	—	1,019
Mortgage-backed: (1)
Mortgage-backed securities	2,459,274	110,354	(7)	2,569,621
Collateralized mortgage obligations	17,110	427	(1)	17,536
Total available-for-sale securities	$3,079,299	$121,321	$(5,659)	$3,194,961
Held-to-maturity securities
U.S. Government agencies	$514,404	$4,961	$—	$519,365
Municipal	$214,126	10,952	(157)	224,921
Total held-to-maturity securities	$728,530	$15,913	$(157)	$744,286
Less: Allowance for credit losses	(65)
Held-to-maturity securities, net of allowance for credit losses	$728,465
Equity securities with readily determinable fair value	$51,673	$1,164	$(377)	$52,460
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $34.0 million as of June 30, 2021. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward and no downward adjustments related to such observable price changes for the three and six months ended June 30, 2021. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. The Company recorded no impairment of equity securities without readily determinable fair values for the three months ended June 30, 2021. During the six months ended June 30, 2021, the Company recorded $30,000 of impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Municipal	34,341	(155)	113	(2)	34,454	(157)
Corporate notes:
Financial issuers	24,381	(619)	47,782	(1,199)	72,163	(1,818)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	591,896	(16,812)	936	(27)	592,832	(16,839)
Collateralized mortgage obligations	—	—	—	—	—	—
Total available-for-sale securities	$650,618	$(17,586)	$48,831	$(1,228)	$699,449	$(18,814)

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

The Company does not consider available-for-sale securities with unrealized losses at June 30, 2021 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes.

See Note 6—Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at June 30, 2021.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Realized gains on investment securities	$613	$151	$829	$647
Realized losses on investment securities	(29)	(492)	(35)	(497)
Net realized gains (losses) on investment securities	584	(341)	794	150
Unrealized gains on equity securities with readily determinable fair value	751	1,647	2,626	1,647
Unrealized losses on equity securities with readily determinable fair value	(50)	(110)	(951)	(3,656)
Net unrealized gains (losses) on equity securities with readily determinable fair value	701	1,537	1,675	(2,009)
Upward adjustments of equity securities without readily determinable fair values	—	—	—	393
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	—	(388)	(30)	(2,085)
Adjustment and impairment, net, of equity securities without readily determinable fair values	—	(388)	(30)	(1,692)
Gains (losses) on investment securities, net	$1,285	$808	$2,439	$(3,551)
Proceeds from sales of available-for-sale securities(1)	$2,376	$502,185	$2,376	$502,676
Proceeds from sales of equity securities with readily determinable fair value	4,750	4,000	6,259	4,030
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	751	156	1,137	444
(1)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2021, December 31, 2020 and June 30, 2020, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$38,298	$38,508	$343,601	$343,846	$120,316	$121,023
Due in one to five years	87,939	89,869	67,901	70,334	74,427	76,284
Due in five to ten years	119,858	119,979	111,886	112,178	173,429	169,249
Due after ten years	92,616	97,336	95,672	101,441	234,743	241,248
Mortgage-backed	1,809,347	1,842,916	2,341,021	2,428,040	2,476,384	2,587,157
Total available-for-sale securities	$2,148,058	$2,188,608	$2,960,081	$3,055,839	$3,079,299	$3,194,961
Held-to-maturity securities
Due in one year or less	$5,119	$5,152	$7,138	$7,186	$6,988	$7,028
Due in one to five years	56,059	56,988	22,217	23,068	21,818	22,362
Due in five to ten years	171,908	178,864	150,621	159,293	146,937	153,664
Due after ten years	186,558	186,245	198,690	203,689	552,787	561,232
Mortgage-backed	2,078,678	2,052,983	200,531	200,531	—	—
Total held-to-maturity securities	$2,498,322	$2,480,232	$579,197	$593,767	$728,530	$744,286
Less: Allowance for credit losses	(90)		(59)		(65)
Held-to-maturity securities, net of allowance for credit losses	$2,498,232		$579,138		$728,465

Securities having a carrying value of $2.4 billion at June 30, 2021 as well as securities having a carrying value of $2.4 billion and $3.2 billion at December 31, 2020 and June 30, 2020, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At June 30, 2021, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(5) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2021	2020	2020
Balance:
Commercial	$11,442,276	$11,955,967	$11,859,232
Commercial real estate	8,678,369	8,494,132	8,200,745
Home equity	369,806	425,263	466,596
Residential real estate	1,530,285	1,259,598	1,427,429
Premium finance receivables
Commercial insurance	4,521,871	4,054,489	3,999,774
Life insurance	6,359,556	5,857,436	5,400,802
Consumer and other	9,024	32,188	48,325
Total loans, net of unearned income	$32,911,187	$32,079,073	$31,402,903
Mix:
Commercial	35%	37%	38%
Commercial real estate	26	26	26
Home equity	1	1	1
Residential real estate	5	5	5
Premium finance receivables
Commercial insurance	14	13	13
Life insurance	19	18	17
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses, which, for the commercial and commercial real estate portfolios, are located primarily within the geographic market areas that the banks serve. Various niche lending businesses, including lease finance and franchise lending, operate on a national level. Additionally, to provide short-term relief due to macroeconomic deterioration from the COVID-19 pandemic to small businesses within such market areas, the Company originated loans through the Paycheck Protection Program ("PPP"), an expansion of guaranteed lending under Section 7(a) of the Small Business Act within the CARES Act. As of June 30, 2021, the Company's commercial portfolio included approximately $1.9 billion of such PPP loans. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $125.5 million at June 30, 2021, $113.1 million at December 31, 2020 and $114.8 million at June 30, 2020.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(6.3) million at June 30, 2021, $(3.2) million at December 31, 2020 and $(61.7) million at June 30, 2020. Net deferred fees as of June 30, 2021 includes $42.3 million of net deferred fees paid by the Small Business Administration ("SBA") for loans originated under the PPP. As PPP loans share similar characteristics (loan terms), and prepayments are considered probable and can reasonably be estimated due to terms of the program, the Company considers estimated future principal prepayments in recognizing such deferred fees for determining a constant effective yield on the portfolio of loans.

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

(6) Allowance for Credit Losses

In accordance with ASC 326, the Company is required to measure the allowance for credit losses of financial assets with similar risk characteristics on a collective or pooled basis. In considering the segmentation of financial assets measured at amortized cost into pools, the Company considered various risk characteristics in its analysis. Generally, the segmentation utilized represents the level at which the Company develops and documents its systematic methodology to determine the allowance for credit losses for the financial assets held at amortized cost, specifically the Company's loan portfolio and debt securities classified as held-to-maturity. Below is a summary of the Company's loan portfolio segments and major debt security types:

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

The Company also originated loans through the PPP. Administered by the SBA, the PPP provided short-term relief primarily related to the disruption from COVID-19 to companies and non-profits that met the SBA’s definition of an eligible small business. Under the program, the SBA will forgive all or a portion of the loan if, during a certain period, loans are used for qualifying expenses. If all or a portion of the loan is not forgiven, the borrower is responsible for repayment. PPP loans are fully guaranteed by the SBA, including any portion not forgiven. The SBA guarantee existed at the inception of the loan and throughout its life and is not separated from the loan if the loan is subsequently sold or transferred. As it is not considered a freestanding contract, the Company considers the impact of the SBA guarantee when measuring the allowance for credit losses.

Commercial real estate loans, including construction and development, and non-construction: The Company's commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the underlying property. Since most of the Company's bank branches are located in the Chicago metropolitan area and southern Wisconsin, a significant portion of the Company's commercial real estate loan portfolio is located in this region. As the risks and circumstances of such loans in construction phase vary from that of non-construction commercial real estate loans, the Company assesses the allowance for credit losses separately for these two segments.

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

Residential real estate loans: The Company's residential real estate portfolio includes one- to four-family fixed and adjustable rate mortgages with repricing terms generally over five years, construction loans to individuals and bridge financing loans for qualifying customers. The Company's residential mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, however, certain of these loans may be retained within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. The Company believes that since this loan portfolio consists primarily of locally originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company faces a relatively low risk of borrower default and delinquency. It is not the Company's current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest as such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $119.1 million at June 30, 2021, $121.9 million at December 31, 2020, and $109.1 million at June 30, 2020.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at June 30, 2021, December 31, 2020 and June 30, 2020:

As of June 30, 2021		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$23,232	$1,244	$5,204	$18,468	$9,514,721	$9,562,869
Commercial PPP loans	—	—	—	10	1,879,397	1,879,407
Commercial real estate
Construction and development	1,030	—	—	2,207	1,382,012	1,385,249
Non-construction	25,005	—	4,382	17,491	7,246,242	7,293,120
Home equity	3,478	—	301	777	365,250	369,806
Residential real estate	23,050	—	1,584	2,139	1,503,512	1,530,285
Premium finance receivables
Commercial insurance loans	6,418	3,570	7,759	8,793	4,495,331	4,521,871
Life insurance loans	—	—	—	23,965	6,335,591	6,359,556
Consumer and other	485	178	22	75	8,264	9,024
Total loans, net of unearned income	$82,698	$4,992	$19,252	$73,925	$32,730,320	$32,911,187

As of December 31, 2020		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$21,743	$307	$6,900	$44,345	$9,166,751	$9,240,046
Commercial PPP loans	—	—	—	36	2,715,885	2,715,921
Commercial real estate
Construction and development	5,633	—	—	5,344	1,360,825	1,371,802
Non-construction	40,474	—	5,178	26,772	7,049,906	7,122,330
Home equity	6,529	—	47	637	418,050	425,263
Residential real estate	26,071	—	1,635	12,584	1,219,308	1,259,598
Premium finance receivables
Commercial insurance loans	13,264	12,792	6,798	18,809	4,002,826	4,054,489
Life insurance loans	—	—	21,003	30,465	5,805,968	5,857,436
Consumer and other	436	264	24	136	31,328	32,188
Total loans, net of unearned income	$114,150	$13,363	$41,585	$139,128	$31,770,847	$32,079,073

As of June 30, 2020		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$42,882	$1,374	$8,952	$23,720	$8,446,936	$8,523,864
Commercial PPP loans	—	—	—	—	3,335,368	3,335,368
Commercial real estate
Construction and development	9,829	—	1,944	17,313	1,310,962	1,340,048
Non-construction	54,728	—	24,536	58,215	6,723,218	6,860,697
Home equity	7,261	—	—	1,296	458,039	466,596
Residential real estate	19,529	—	1,506	4,400	1,401,994	1,427,429
Premium finance receivables
Commercial insurance loans	16,445	35,638	35,967	46,556	3,865,168	3,999,774
Life insurance loans	15	—	6,386	14,604	5,379,797	5,400,802
Consumer and other	427	156	4	281	47,457	48,325
Total loans, net of unearned income	$151,116	$37,168	$79,295	$166,385	$30,968,939	$31,402,903

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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at June 30, 2021:

As of June 30, 2021	Year of Origination							Revolving	Total
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$1,131,727	$1,736,155	$1,095,110	$802,071	$577,407	$668,532	$2,985,792	$10,191	$9,006,985
Special mention	18,358	24,384	65,034	42,698	18,528	14,950	112,087	5,696	301,735
Substandard accrual	22,800	19,321	33,852	47,054	24,283	52,697	30,708	202	230,917
Substandard nonaccrual/doubtful	5,205	1,695	1,651	5,263	2,017	6,838	532	31	23,232
Total commercial, industrial and other	$1,178,090	$1,781,555	$1,195,647	$897,086	$622,235	$743,017	$3,129,119	$16,120	$9,562,869
Commercial PPP
Pass	$1,222,905	$656,502	$—	$—	$—	$—	$—	$—	$1,879,407
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total commercial PPP	$1,222,905	$656,502	$—	$—	$—	$—	$—	$—	$1,879,407
Construction and development
Pass	$124,444	$384,766	$394,765	$181,800	$92,839	$100,298	$23,614	$1,900	$1,304,426
Special mention	282	12,048	16,506	19,952	23,892	3,272	—	—	75,952
Substandard accrual	—	—	318	586	2,140	643	154	—	3,841
Substandard nonaccrual/doubtful	—	—	—	—	—	1,030	—	—	1,030
Total construction and development	$124,726	$396,814	$411,589	$202,338	$118,871	$105,243	$23,768	$1,900	$1,385,249
Non-construction
Pass	$658,154	$1,257,031	$962,547	$787,771	$762,397	$2,129,706	$171,239	$457	$6,729,302
Special mention	3,898	10,104	62,404	57,544	49,909	187,409	10	—	371,278
Substandard accrual	—	1,980	38,518	25,626	19,949	81,462	—	—	167,535

Substandard nonaccrual/doubtful	—	—	—	1,212	291	23,502	—	—	25,005
Total non-construction	$662,052	$1,269,115	$1,063,469	$872,153	$832,546	$2,422,079	$171,249	$457	$7,293,120
Home equity
Pass	$14	$—	$—	$47	$28	$7,108	$339,728	$—	$346,925
Special mention	—	—	—	—	—	1,524	5,390	243	7,157
Substandard accrual	—	—	—	185	—	10,425	898	738	12,246
Substandard nonaccrual/doubtful	—	—	—	—	149	2,740	589	—	3,478
Total home equity	$14	$—	$—	$232	$177	$21,797	$346,605	$981	$369,806
Residential real estate
Pass	$530,211	$325,133	$220,143	$88,218	$102,470	$212,481	$—	$—	$1,478,656
Special mention	443	274	537	2,135	1,872	8,045	—	—	13,306
Substandard accrual	1,142	2,277	618	892	1,877	8,467	—	—	15,273
Substandard nonaccrual/doubtful	—	183	1,516	742	5,325	15,284	—	—	23,050
Total residential real estate	$531,796	$327,867	$222,814	$91,987	$111,544	$244,277	$—	$—	$1,530,285
Premium finance receivables - commercial
Pass	$3,800,468	$660,313	$18,990	$1,950	$53	$—	$—	$—	$4,481,774
Special mention	27,229	4,809	19	—	—	—	—	—	32,057
Substandard accrual	322	1,229	6	65	—	—	—	—	1,622
Substandard nonaccrual/doubtful	1,378	4,821	196	23	—	—	—	—	6,418
Total premium finance receivables - commercial	$3,829,397	$671,172	$19,211	$2,038	$53	$—	$—	$—	$4,521,871
Premium finance receivables - life
Pass	$210,484	$712,285	$691,707	$646,188	$674,308	$3,424,010	$—	$—	$6,358,982
Special mention	—	—	—	—	574	—	—	—	574
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$210,484	$712,285	$691,707	$646,188	$674,882	$3,424,010	$—	$—	$6,359,556
Consumer and other
Pass	$865	$566	$570	$487	$50	$1,492	$4,096	$—	$8,126
Special mention	—	4	22	—	82	86	6	—	200
Substandard accrual	—	1	—	—	—	209	3	—	213
Substandard nonaccrual/doubtful	—	1	—	101	—	383	—	—	485
Total consumer and other	$865	$572	$592	$588	$132	$2,170	$4,105	$—	$9,024
Total loans (1)
Pass	$7,679,272	$5,732,751	$3,383,832	$2,508,532	$2,209,552	$6,543,627	$3,524,469	$12,548	$31,594,583
Special mention	50,210	51,623	144,522	122,329	94,857	215,286	117,493	5,939	802,259
Substandard accrual	24,264	24,808	73,312	74,408	48,249	153,903	31,763	940	431,647
Substandard nonaccrual/doubtful	6,583	6,700	3,363	7,341	7,782	49,777	1,121	31	82,698
Total loans	$7,760,329	$5,815,882	$3,605,029	$2,712,610	$2,360,440	$6,962,593	$3,674,846	$19,458	$32,911,187
(1)Includes $97.7 million of loans with COVID-19 related modifications that migrated from pass as of March 1, 2020 to special mention or substandard accrual as of June 30, 2021. These loans were further qualitatively evaluated as a part of the measurement of the allowance for credit losses as of June 30, 2021.

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

As of June 30, 2021	Year of Origination						Total
(In thousands)	2021	2020	2019	2018	2017	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$97,789	$25,000	$—	$50,000	$—	$3,363	$176,152
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$97,789	$25,000	$—	$50,000	$—	$3,363	$176,152
Municipal
1-4 internal grade	$1,374	$—	$161	$7,528	$43,574	$138,953	$191,590
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$1,374	$—	$161	$7,528	$43,574	$138,953	$191,590
Mortgage-backed securities
1-4 internal grade	$2,078,678	$—	$—	$—	$—	$—	$2,078,678
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$2,078,678	$—	$—	$—	$—	$—	$2,078,678
Corporate notes
1-4 internal grade	$—	$13,620	$7,440	$3,305	$3,259	$24,278	$51,902
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$13,620	$7,440	$3,305	$3,259	$24,278	$51,902
Total held-to-maturity securities							$2,498,322
Less: Allowance for credit losses							(90)
Held-to-maturity securities, net of allowance for credit losses							$2,498,232

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

	June 30,	December 31,	June 30,
(In thousands)	2021	2020	2020
Allowance for loan losses	$261,089	$319,374	$313,510
Allowance for unfunded lending-related commitments losses	42,942	60,536	59,599
Allowance for loan losses and unfunded lending-related commitments losses	304,031	379,910	373,109
Allowance for held-to-maturity securities losses	90	59	65
Allowance for credit losses	$304,121	$379,969	$373,174

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis and incorporates third party economic forecasts. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macroeconomic scenario provided by a third party and reviewed within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are only considered when either 1) the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable, or 2) the expected extension, renewal or modification is reasonably expected to result in a TDR. The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful as well as assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of June 30, 2021, excluding loans carried at fair value, substandard nonaccrual loans totaling $50.1 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Considering accounting relief provided under Section 4013 of the CARES Act, loans identified as being reasonably expected to be modified into TDRs in the future totaled $202,000 as of June 30, 2021.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and six months ended June 30, 2021 and 2020 is as follows.

Three months ended June 30, 2021		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$95,640	$181,792	$11,382	$14,242	$17,477	$676	$321,209
Other adjustments	—	—	—	—	33	—	33
Charge-offs	(3,237)	(1,412)	(142)	(3)	(2,077)	(104)	(6,975)
Recoveries	902	514	328	36	3,239	34	5,053
Provision for credit losses	5,202	(22,372)	(361)	1,409	1,227	(394)	(15,289)
Allowance for credit losses at period end	$98,507	$158,522	$11,207	$15,684	$19,899	$212	$304,031
Individually measured	$8,625	$1,257	$213	$1,045	$—	$77	$11,217
Collectively measured	89,882	157,265	10,994	14,639	19,899	135	292,814
Loans at period end
Individually measured	$30,144	$35,694	$18,080	$29,384	$—	$552	$113,854
Collectively measured	11,412,132	8,642,675	351,726	1,445,561	10,881,427	8,472	32,741,993
Loans held at fair value	—	—	—	55,340	—	—	55,340

Three months ended June 30, 2020	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$107,346	$112,796	$12,394	$12,550	$7,880	$446	$253,412
Other adjustments	—	—	—	—	42	—	42
Charge-offs	(5,686)	(7,224)	(239)	(293)	(3,434)	(99)	(16,975)
Recoveries	112	493	46	30	833	58	1,572
Provision for credit losses	31,825	91,061	(12)	(372)	12,271	285	135,058
Allowance for credit losses at period end	$133,597	$197,126	$12,189	$11,915	$17,592	$690	$373,109
Individually measured	$12,689	$5,023	$264	$393	$—	$114	$18,483
Collectively measured	120,908	192,103	11,925	11,522	17,592	576	354,626
Loans at period end
Individually measured	$48,220	$83,664	$22,782	$28,145	$—	$554	$183,365
Collectively measured	11,811,012	8,117,081	443,814	1,144,670	9,400,576	47,771	30,964,924
Loans held at fair value	—	—	—	254,614	—	—	254,614

Six months ended June 30, 2021		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$94,212	$243,603	$11,437	$12,459	$17,777	$422	$379,910
Other adjustments	—	—	—	—	63	—	63
Charge-offs	(15,018)	(2,392)	(142)	(5)	(5,316)	(218)	(23,091)
Recoveries	1,354	714	429	240	5,021	66	7,824
Provision for credit losses	17,959	(83,403)	(517)	2,990	2,354	(58)	(60,675)
Allowance for credit losses at period end	$98,507	$158,522	$11,207	$15,684	$19,899	$212	$304,031

Six months ended June 30, 2020		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$64,920	$68,511	$3,878	$9,800	$9,647	$1,705	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	9,039	32,064	9,061	3,002	(4,959)	(863)	47,344
Other adjustments	—	—	—	—	(31)	—	(31)
Charge-offs	(7,839)	(7,794)	(1,240)	(694)	(6,618)	(227)	(24,412)
Recoveries	495	756	340	90	1,943	100	3,724
Provision for credit losses	66,982	103,589	150	(283)	17,610	(25)	188,023
Allowance for credit losses at period end	$133,597	$197,126	$12,189	$11,915	$17,592	$690	$373,109

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

For the three and six month periods ended June 30, 2021, the Company recognized approximately $(15.3) million and $(60.7) million of provision for credit losses, respectively, related to loans and lending agreements. The provision for such periods was primarily the result of improvements in the forecasted macroeconomic forecast, specifically the Company's macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index and Baa corporate credit spreads) as well as improvements in characteristics of the Company's loan portfolios. While uncertainties remain regarding expected economic recovery, macroeconomic forecasts as of June 30, 2021 assume that the impact of those uncertainties is less severe compared to that assumed at December 31, 2020. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, decreases to COVID-19 related loan modifications and positive loan risk rating migration. Net charge-offs in the three and six month periods ending June 30, 2021, totaled $1.9 million and $15.3 million.

Held-to-maturity debt securities

At January 1, 2020, the Company established an allowance for credit losses on its held-to-maturity debt securities totaling approximately $74,000, which is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. Such adjustment was recorded directly to the Company's retained earnings, net of taxes. For the three and six month periods ended June 30, 2021, the Company recognized approximately $(10,000) and $29,000 of provision for credit losses related to held-to-maturity securities, respectively.

TDRs

At June 30, 2021, the Company had $55.7 million in loans modified in TDRs. The $55.7 million in TDRs represents 273 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are individually assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at June 30, 2021 and approximately $2.5 million of reserve was present and appropriately reserved for through the Company’s reserving methodology in the Company’s allowance for credit losses.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At June 30, 2021, the Company had $3.0 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $14.2 million and $10.7 million at June 30, 2021 and 2020, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and six months ended June 30, 2021 and 2020, respectively, which represent TDRs:

Three months ended June 30, 2021 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$395	3	$395	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	3	2,707	2	2,164	1	543	—	—	—	—
Residential real estate and other	10	1,097	10	1,097	2	616	—	—	—	—
Total loans	16	$4,199	15	$3,656	3	$1,159	—	$—	—	$—

Three months ended June 30, 2020 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	7	$3,431	5	$443	—	$—	4	$3,257	—	$—
Commercial real estate
Non-construction	1	2,082	—	—	—	—	1	2,082	—	—
Residential real estate and other	21	3,504	21	3,505	10	1,590	—	—	—	—
Total loans	29	$9,017	26	$3,948	10	$1,590	5	$5,339	—	$—
(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended June 30, 2021, 16 loans totaling $4.2 million were determined to be TDRs, compared to 29 loans totaling $9.0 million during the three months ended June 30, 2020. Of these loans extended at below market terms, the weighted average extension had a term of approximately 106 months during the quarter ended June 30, 2021 compared to 18 months for the quarter ended June 30, 2020. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 183 basis points and 142 basis points during the three months ended June 30, 2021 and 2020, respectively. Interest-only payment terms were approximately eight months during the three months ended June 30, 2020. Additionally, no principal balances were forgiven during the quarters ended June 30, 2021 and 2020.

Six months ended June 30, 2021 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$546	5	$546	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	5	2,944	4	2,401	2	656	1	113	—	—
Residential real estate and other	26	2,835	26	2,835	11	1,906	—	—	—	—
Total loans	36	$6,325	35	$5,782	13	$2,562	1	$113	—	$—

Six months ended June 30, 2020 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	12	$9,033	8	$4,759	—	$—	4	$3,257	1	$432
Commercial real estate
Non-construction	14	18,135	11	13,511	3	921	6	5,545	—	—
Residential real estate and other	41	5,646	33	5,395	15	2,376	—	—	—	—
Total loans	67	$32,814	52	$23,665	18	$3,297	10	$8,802	1	$432
(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the six months ended June 30, 2021, 36 loans totaling $6.3 million were determined to be TDRs, compared to 67 loans totaling $32.8 million during the six months ended June 30, 2020. Of these loans extended at below market terms, the weighted average extension had a term of approximately 108 months during the six months ended June 30, 2021 compared to 10 months for the six months ended June 30, 2020. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 152 basis points and 158 basis points for the year-to-date periods ended June 30, 2021 and 2020, respectively. Interest-only payment terms were approximately six months and 13 months during the six months ended June 30, 2021 and 2020, respectively. Additionally, no balances were forgiven in the first six months of 2021 compared to $453,000 of principal balances were forgiven in the same period of 2020.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2021 and 2020, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2021		Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	14	$3,875	4	$1,371	4	$1,371
Commercial real estate
Non-construction	9	4,090	2	1,176	3	1,383
Residential real estate and other	70	11,418	5	379	5	379
Total loans	93	$19,383	11	$2,926	12	$3,133

(Dollars in thousands)	As of June 30, 2020		Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	22	$13,989	7	$4,252	8	$5,013
Commercial real estate
Non-construction	17	23,578	6	6,181	6	6,181
Residential real estate and other	144	15,606	12	2,507	13	2,818
Total loans	183	$53,173	25	$12,940	27	$14,012
(1)Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.
(2)TDRs considered to be in payment default are over 30 days past due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(7) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2020	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2021
Community banking	$536,396	$—	$—	$—	$536,396
Specialty finance	39,938	—	—	629	40,567
Wealth management	69,373	—	—	—	69,373
Total	$645,707	$—	$—	$629	$646,336

The specialty finance unit’s goodwill increased $629,000 in the first six months of 2021 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current and prior economic uncertainty and volatility surrounding COVID-19, the Company assessed whether such events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events.

At the conclusion of this assessment of all reporting units, the Company determined that as of June 30, 2021, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of June 30, 2021 is as follows:

(In thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(35,549)	(32,680)	(29,673)
Net carrying amount	$19,657	$22,526	$25,533
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$25,457	$28,326	$31,333
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,969	$1,966	$1,959
Accumulated amortization	(1,686)	(1,644)	(1,602)
Net carrying amount	$283	$322	$357
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$20,430
Accumulated amortization	(14,173)	(13,038)	(10,752)
Net carrying amount	$6,257	$7,392	$9,678
Total intangible assets:
Gross carrying amount	$83,405	$83,402	$83,395
Accumulated amortization	(51,408)	(47,362)	(42,027)
Total intangible assets, net	$31,997	$36,040	$41,368

Estimated amortization
Actual in six months ended June 30, 2021	$4,046
Estimated remaining in 2021	3,687
Estimated—2022	6,114
Estimated—2023	4,658
Estimated—2024	3,259
Estimated—2025	2,552

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

Total amortization expense associated with finite-lived intangibles totaled approximately $4.0 million and $5.7 million for the six months ended June 30, 2021 and 2020, respectively.

(8) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of the period	$124,316	$73,504	$92,081	$85,638
Additions from loans sold with servicing retained	17,512	20,351	42,128	29,798
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	(144)	—	(402)	—
Payoffs and paydowns	(8,540)	(8,670)	(18,708)	(15,694)
Changes in valuation inputs or assumptions	(5,540)	(7,982)	12,505	(22,539)
Fair value at end of the period	$127,604	$77,203	$127,604	$77,203
Unpaid principal balance of mortgage loans serviced for others	$12,307,337	$9,188,285

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

Starting in 2019, the Company periodically purchased options for the right to purchase securities not currently held within the banks’ investment portfolios and entered into interest rate swaps in which the Company elected to not designate such derivatives as hedging instruments. These option and swap transactions were designed primarily to economically hedge a portion of the fair value adjustments related to MSRs. During the second quarter of 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of June 30, 2021. For more information regarding these hedges, see Note 14 - Derivative Financial Instruments in Item 1 of this report.
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

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Balance:
Non-interest-bearing	$12,796,110	$11,748,455	$10,204,791
NOW and interest-bearing demand deposits	3,625,538	3,349,021	3,440,348
Wealth management deposits	4,399,303	4,138,712	4,433,020
Money market	9,843,390	9,348,806	9,288,976
Savings	3,776,400	3,531,029	3,447,352
Time certificates of deposit	4,363,875	4,976,628	4,837,387
Total deposits	$38,804,616	$37,092,651	$35,651,874
Mix:
Non-interest-bearing	33%	32%	29%
NOW and interest-bearing demand deposits	9	9	10
Wealth management deposits	11	11	12
Money market	25	25	25
Savings	10	10	10
Time certificates of deposit	12	13	14
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”), trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(10) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	June 30, 2021	December 31, 2020	June 30, 2020
FHLB advances	$1,241,071	$1,228,429	$1,228,416
Other borrowings:
Notes payable	91,016	101,710	112,401
Short-term borrowings	15,597	11,366	8,458
Other	64,217	65,108	65,980
Secured borrowings	347,663	340,744	321,696
Total other borrowings	518,493	518,928	508,535
Subordinated notes	436,719	436,506	436,298
Total FHLB advances, other borrowings and subordinated notes	$2,196,283	$2,183,863	$2,173,249

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At June 30, 2021, the Company had a notes payable balance of $91.0 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. At June 30, 2021, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.

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

Borrowings under the amended Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. In September 2020, the required levels to maintain for certain restrictive covenants within the Credit Agreement were amended. At June 30, 2021, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $15.6 million at June 30, 2021 compared to $11.4 million at December 31, 2020 and $8.5 million at June 30, 2020. At June 30, 2021, December 31, 2020 and June 30, 2020, securities sold under repurchase agreements represent $15.6 million, $11.4 million and $8.5 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of June 30, 2021, the Company had pledged securities related to its customer balances in sweep accounts of $22.3 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of June 30, 2021 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Government agencies	$10,898
Mortgage-backed securities	11,434
Total collateral pledged	22,332
Excess collateral	6,735
Securities sold under repurchase agreements	$15,597

Other Borrowings

Other borrowings at June 30, 2021 represent a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 ("Fixed-Rate Promissory Note") related to and secured by three office buildings owned by the Company. At June 30, 2021, the Fixed-Rate Promissory Note had a balance of $64.2 million compared to $65.1 million at December 31, 2020 and $66.0 million at June 30, 2020. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At June 30, 2021, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at June 30, 2021 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. In May 2020, the unrelated third party paid an additional C$100 million, which increased the total payments to C$420 million. In January 2021, the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2021 to December 15, 2022. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At June 30, 2021, the translated balance of the secured borrowing totaled $338.5 million compared to $329.9 million at December 31, 2020 and $309.1 million at June 30, 2020. Additionally, the interest rate under the Receivables Purchase Agreement at June 30, 2021 was 1.0790%. The remaining $9.1 million within secured borrowings at June 30, 2021 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At June 30, 2021, the Company had outstanding subordinated notes totaling $436.7 million compared to $436.5 million and $436.3 million outstanding at December 31, 2020 and June 30, 2020, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The subordinated notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The subordinated notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(11) Junior Subordinated Debentures

As of June 30, 2021, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois

Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2021. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual Rate at 6/30/2021	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.43%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	2.95%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.75%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.07%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	1.60%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	1.75%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.18%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.18%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.15%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	1.87%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	1.74%	06/2007	09/2037	06/2012
Total			$253,566		2.33%

The junior subordinated debentures totaled $253.6 million at June 30, 2021, December 31, 2020 and June 30, 2020.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2021, the weighted average contractual interest rate on the junior subordinated debentures was 2.33%. The Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted contractual interest rate on the junior subordinated debentures as of June 30, 2021, was 3.97%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At June 30, 2021, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(12) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Revenue from contracts with customers	Location in income statement	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Brokerage and insurance product commissions	Wealth management	$5,148	$4,147	$10,188	$9,428
Trust	Wealth management	5,379	4,248	10,396	9,539
Asset management	Wealth management	20,163	14,241	39,415	29,610
Total wealth management		30,690	22,636	59,999	48,577
Mortgage broker fees	Mortgage banking	114	174	190	227
Service charges on deposit accounts	Service charges on deposit accounts	13,249	10,420	25,285	21,685
Administrative services	Other non-interest income	1,228	933	2,484	2,045
Card related fees	Other non-interest income	2,187	1,379	3,961	3,485
Other deposit related fees	Other non-interest income	3,265	2,914	6,582	6,092
Total revenue from contracts with customers		$50,733	$38,456	$98,501	$82,111

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Contract assets	$—	$—	$—

Contract liabilities	$1,704	$1,548	$665

Mortgage broker fees receivable	$11	$20	$59
Administrative services receivable	199	64	161
Wealth management receivable	11,274	10,144	10,297
Card related fees receivable	1,556	783	—
Total receivables from contracts with customer	$13,040	$11,011	$10,517

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $698,000 and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. Receivables are recognized in the period the Company provides services and when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

Transaction price allocated to the remaining performance obligations

The following table presents the estimated future timing of recognition of upfront fees related to card and deposit related fees. These upfront fees represent performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

(Dollars in thousands)
Estimated remaining in 2021	$554
Estimated—2022	400
Estimated—2023	400
Estimated—2024	250
Estimated—2025	100
Total	$1,704

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

The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2021	June 30, 2020
Net interest income:
Community Banking	$219,679	$205,678	$14,001	7%
Specialty Finance	45,194	42,415	2,779	7
Wealth Management	7,765	8,586	(821)	(10)
Total Operating Segments	272,638	256,679	15,959	6
Intersegment Eliminations	6,952	6,452	500	8
Consolidated net interest income	$279,590	$263,131	$16,459	6%
Provision for credit losses:
Community Banking	$(15,163)	$132,149	$(147,312)	NM
Specialty Finance	(136)	2,904	(3,040)	NM
Wealth Management	—	—	—	—%
Total Operating Segments	(15,299)	135,053	(150,352)	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$(15,299)	$135,053	$(150,352)	NM
Non-interest income:
Community Banking	$90,410	$129,698	$(39,288)	(30)%
Specialty Finance	22,464	21,831	633	3
Wealth Management	31,843	24,465	7,378	30
Total Operating Segments	144,717	175,994	(31,277)	(18)
Intersegment Eliminations	(15,344)	(14,001)	(1,343)	10
Consolidated non-interest income	$129,373	$161,993	$(32,620)	(20)%
Net revenue:
Community Banking	$310,089	$335,376	$(25,287)	(8)%
Specialty Finance	67,658	64,246	3,412	5
Wealth Management	39,608	33,051	6,557	20
Total Operating Segments	417,355	432,673	(15,318)	(4)
Intersegment Eliminations	(8,392)	(7,549)	(843)	11
Consolidated net revenue	$408,963	$425,124	$(16,161)	(4)%
Segment profit (loss):
Community Banking	$72,752	$(7,315)	$80,067	NM
Specialty Finance	23,850	22,688	1,162	5%
Wealth Management	8,507	6,286	2,221	35
Consolidated net income	$105,109	$21,659	$83,450	385%
Segment assets:
Community Banking	$37,619,971	$35,560,107	$2,059,864	6%
Specialty Finance	7,701,921	6,708,493	993,428	15
Wealth Management	1,416,558	1,271,417	145,141	11
Consolidated total assets	$46,738,450	$43,540,017	$3,198,433	7%
NM - Not meaningful

	Six Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2021	June 30, 2020
Net interest income:
Community Banking	$423,168	$412,513	$10,655	3%
Specialty Finance	90,093	83,127	6,966	8
Wealth Management	15,214	16,378	(1,164)	(7)
Total Operating Segments	528,475	512,018	16,457	3
Intersegment Eliminations	13,010	12,556	454	4
Consolidated net interest income	$541,485	$524,574	$16,911	3%
Provision for credit losses:
Community Banking	$(61,735)	$183,826	$(245,561)	NM
Specialty Finance	1,089	4,188	(3,099)	(74)%
Wealth Management	—	—	—	—
Total Operating Segments	(60,646)	188,014	(248,660)	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$(60,646)	$188,014	$(248,660)	NM
Non-interest income:
Community Banking	$237,678	$210,701	$26,977	13%
Specialty Finance	45,573	43,139	2,434	6
Wealth Management	62,094	48,595	13,499	28
Total Operating Segments	345,345	302,435	42,910	14
Intersegment Eliminations	(29,466)	(27,200)	(2,266)	8
Consolidated non-interest income	$315,879	$275,235	$40,644	15%
Net revenue:
Community Banking	$660,846	$623,214	$37,632	6%
Specialty Finance	135,666	126,266	9,400	7
Wealth Management	77,308	64,973	12,335	19
Total Operating Segments	873,820	814,453	59,367	7
Intersegment Eliminations	(16,456)	(14,644)	(1,812)	12
Consolidated net revenue	$857,364	$799,809	$57,555	7%
Segment profit:
Community Banking	$194,553	$27,274	$167,279	613%
Specialty Finance	47,753	44,821	2,932	7
Wealth Management	15,951	12,376	3,575	29
Consolidated net income	$258,257	$84,471	$173,786	206%
NM - Not meaningful

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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2021, December 31, 2020 and June 30, 2020:

	Derivative Assets			Derivative Liabilities
(In thousands)	June 30, 2021	December 31, 2020	June 30, 2020	June 30, 2021	December 31, 2020	June 30, 2020
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$34,743	$8,182	$—	$24,272	$39,715	$59,573
Interest rate derivatives designated as Fair Value Hedges	78	—	—	9,373	14,520	17,052
Total derivatives designated as hedging instruments under ASC 815	$34,821	$8,182	$—	$33,645	$54,235	$76,625
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$153,510	$221,205	$268,709	$153,714	$221,608	$266,894
Interest rate lock commitments	23,175	48,925	58,841	2,834	—	25
Forward commitments to sell mortgage loans	781	—	27	3,153	12,510	11,667
Foreign exchange contracts	93	111	47	93	112	54
Total derivatives not designated as hedging instruments under ASC 815	$177,559	$270,241	$327,624	$159,794	$234,230	$278,640
Total Derivatives	$212,380	$278,423	$327,624	$193,439	$288,465	$355,265

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

As of June 30, 2021, the Company had 27 interest rate swap derivatives designated as cash flow hedges of variable rate deposits and certain junior subordinated debentures, and one interest rate collar derivative designated as a cash flow hedge of the Company's variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of June 30, 2021:

	June 30, 2021
(In thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
October 2021	$25,000	$(151)
November 2021	20,000	(179)
December 2021	165,000	(1,745)
March 2022	500,000	(102)
May 2022	370,000	(6,063)
June 2022	160,000	(2,875)
July 2022	230,000	(4,245)
August 2022	235,000	(4,813)
March 2023	250,000	(98)
April 2024	250,000	769
July 2027 (1)	1,000,000	33,974
Interest Rate Collars:
September 2023	91,071	(4,001)
Total Cash Flow Hedges	$3,296,071	$10,471
(1)Interest rate swaps effective starting in July 2022.
A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Unrealized gain (loss) at beginning of period	$19,259	$(56,636)	$(31,533)	$(17,943)
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	6,866	5,451	13,562	6,541
Amount of (loss) income recognized in other comprehensive income	(15,654)	(8,318)	28,442	(48,101)
Unrealized gain (loss) at end of period	$10,471	$(59,503)	$10,471	$(59,503)

As of June 30, 2021, the Company estimates that during the next twelve months $18.3 million will be reclassified from accumulated other comprehensive income or loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2021, the Company has 14 interest rate swaps with an aggregate notional amount of $148.0 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of June 30, 2021:

		June 30, 2021
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$155,996	$9,153	$(144)
	Available-for-sale debt securities	1,272	93	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Six Months Ended
		June 30, 2021	June 30, 2021
Interest rate swaps	Interest and fees on loans	$43	$30
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most notably the LIBOR index. As of June 30, 2021, the Company held interest rate caps with an aggregate notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2021, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $9.3 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from July 2021 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2021, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $1.6 billion and interest rate lock commitments with an aggregate notional amount of approximately $843.9 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of June 30, 2021, the Company held foreign currency derivatives with an aggregate notional amount of approximately $14.3 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2021, December 31, 2020 or June 30, 2020.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options or swaps outstanding as of June 30, 2021.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest rate swaps and caps	Trading gains (losses), net	$(539)	$(703)	$(111)	$(1,131)
Mortgage banking derivatives	Mortgage banking revenue	(10,480)	43,292	(27,959)	60,559
Foreign exchange contracts	Trading gains (losses), net	(3)	(9)	(8)	(13)
Covered call options	Fees from covered call options	1,388	—	1,388	2,292
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	—	589	—	4,749

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2021, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $151.4 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	June 30, 2021	December 31, 2020	June 30, 2020	June 30, 2021	December 31, 2020	June 30, 2020
Gross Amounts Recognized	$188,331	$229,387	$268,709	$187,359	$275,843	$343,519
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$188,331	$229,387	$268,709	$187,359	$275,843	$343,519
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(37,895)	(8,647)	(697)	(37,895)	(8,647)	(697)
Collateral Posted	—	—	—	(146,240)	(266,832)	(342,276)
Net Credit Exposure	$150,436	$220,740	$268,012	$3,224	$364	$546

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

At June 30, 2021, the Company classified $117.6 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the second quarter of 2021, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2021 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At June 30, 2021, the Company classified $11.0 million of loans held-for-investment as Level 3. The assumed discount rate used as an input to value these loans at June 30, 2021 was 2.88%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 13.30% at June 30, 2021. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.61% with credit loss discount ranging from 0%-3% at June 30, 2021.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At June 30, 2021, the Company classified $127.6 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at June 30, 2021 was 9.85% with discount rates applied ranging from 6%-21%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 6%-92% or a weighted average prepayment speed of 13.30%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $340, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 8 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At June 30, 2021, the Company classified $22.6 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at June 30, 2021 was 84% with pull-through rates applied ranging from 1% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	78,854	—	78,854	—
Municipal	168,296	—	50,690	117,606
Corporate notes	98,542	—	98,542	—
Mortgage-backed	1,842,916	—	1,842,916	—
Trading account securities	2,667	—	2,667	—
Equity securities with readily determinable fair value	86,316	78,250	8,066	—
Mortgage loans held-for-sale	984,994	—	984,994	—
Loans held-for-investment	55,340	—	44,333	11,007
MSRs	127,604	—	—	127,604
Nonqualified deferred compensation assets	16,590	—	16,590	—
Derivative assets	212,380	—	189,810	22,570
Total	$3,674,499	$78,250	$3,317,462	$278,787
Derivative liabilities	$193,439	$—	$193,439	$—

	December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$304,971	$304,971	$—	$—
U.S. Government agencies	84,513	—	82,547	1,966
Municipal	146,910	—	37,034	109,876
Corporate notes	91,405	—	91,405	—
Mortgage-backed	2,428,040	—	2,428,040	—
Trading account securities	671	—	671	—
Equity securities with readily determinable fair value	90,862	82,796	8,066	—
Mortgage loans held-for-sale	1,272,090	—	1,272,090	—
Loans held-for-investment	55,134	—	44,854	10,280
MSRs	92,081	—	—	92,081
Nonqualified deferred compensation assets	15,398	—	15,398	—
Derivative assets	278,423	—	230,332	48,091
Total	$4,860,498	$387,767	$4,210,437	$262,294
Derivative liabilities	$288,465	$—	$288,465	$—

	June 30, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$60,539	$60,539	$—	$—
U.S. Government agencies	293,507	—	291,214	2,293
Municipal	150,879	—	33,624	117,255
Corporate notes	102,879	—	102,879	—
Mortgage-backed	2,587,157	—	2,587,157	—
Trading account securities	890	—	890	—
Equity securities with readily determinable fair value	52,460	44,394	8,066	—
Mortgage loans held-for-sale	833,163	—	833,163	—
Loans held-for-investment	254,614	—	240,661	13,953
MSRs	77,203	—	—	77,203
Nonqualified deferred compensation assets	13,576	—	13,576	—
Derivative assets	327,624	—	269,191	58,433
Total	$4,754,491	$104,933	$4,380,421	$269,137
Derivative liabilities	$355,265	$—	$355,265	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2021, December 31, 2020 and June 30, 2020 for mortgage loans held-for-sale measured at fair value under ASC 825 was $949.5 million, $1.2 billion and $781.8 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $985.0 million, $1.3 billion and $833.2 million, for the same respective periods, as shown in the above tables. There were $110.7 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of June 30, 2021 compared to $134.1 million as of December 31, 2020 and $1.3 million as of June 30, 2020. All of the loans past due greater than 90 days and still accruing as of June 30, 2021 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2021 and 2020 are summarized as follows:

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2021	$101,748	$1,784	$6,408	$124,316	$25,634
Total net gains (losses) included in:
Net income (1)	—	(4)	167	3,288	(3,064)
Other comprehensive income (loss)	(374)	—	—	—	—
Purchases	18,163	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,931)	(1,780)	(59)	—	—
Net transfers into/(out of) Level 3	—	—	4,491	—	—
Balance at June 30, 2021	$117,606	$—	$11,007	$127,604	$22,570
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2021	$109,876	$1,966	$10,280	$92,081	$48,091
Total net gains (losses) included in:
Net income (1)	—	(4)	(363)	35,523	(25,521)
Other comprehensive income (loss)	(2,442)	(24)	—	—	—
Purchases	18,163	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(7,991)	(1,938)	(3,977)	—	—
Net transfers into/(out of) Level 3	—	—	5,067	—	—
Balance at June 30, 2021	$117,606	$—	$11,007	$127,604	$22,570

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2020	$113,267	$2,457	$9,568	$73,504	$39,816
Total net gains (losses) included in:
Net income (1)	—	—	200	3,699	18,617
Other comprehensive income (loss)	(546)	(7)	—	—	—
Purchases	6,997	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,463)	(157)	(1,364)	—	—
Net transfers into/(out of) Level 3	—	—	5,549	—	—
Balance at June 30, 2020	$117,255	$2,293	$13,953	$77,203	$58,433

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2020	$111,950	$2,646	$9,620	$85,638	$2,631
Total net gains (losses) included in:
Net income (1)	—	—	122	(8,435)	55,802
Other comprehensive income (loss)	(1,795)	(39)	—	—	—
Purchases	12,872	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(5,772)	(314)	(1,460)	—	—
Net transfers into/(out of) Level 3	—	—	5,671	—	—
Balance at June 30, 2020	$117,255	$2,293	$13,953	$77,203	$58,433
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2021:

	June 30, 2021				Three Months Ended June 30, 2021 Fair Value Losses Recognized, net	Six Months Ended June 30, 2021 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$79,696	$—	$—	$79,696	$3,983	$16,531
Other real estate owned (1)	15,572	—	—	15,572	749	919
Total	$95,268	$—	$—	$95,268	$4,732	$17,450
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 6 – Allowance for Credit Losses. At June 30, 2021, the Company had $113.9 million of individually assessed loans classified as Level 3. Of the $113.9 million of individually assessed loans, $79.7 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $34.2 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At June 30, 2021, the Company had $15.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2021 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$117,606	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Loans held-for-investment	11,007	Discounted cash flows	Discount rate	2.88%	2.88%	Decrease
			Credit discount	0%-3%	0.61%	Decrease
			Constant prepayment rate (CPR)	13.30%	13.30%	Decrease
MSRs	127,604	Discounted cash flows	Discount rate	6%-21%	9.85%	Decrease
			Constant prepayment rate (CPR)	6%-92%	13.30%	Decrease
			Cost of servicing	$70-$200	$76	Decrease
			Cost of servicing - delinquent	$200-$1,000	$340	Decrease
Derivatives	22,570	Discounted cash flows	Pull-through rate	1%-100%	83.98%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	$79,696	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	15,572	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2021		At December 31, 2020		At June 30, 2020
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$435,009	$435,009	$322,474	$322,474	$345,057	$345,057
Interest-bearing deposits with banks	4,707,415	4,707,415	4,802,527	4,802,527	4,015,072	4,015,072
Available-for-sale securities	2,188,608	2,188,608	3,055,839	3,055,839	3,194,961	3,194,961
Held-to-maturity securities	2,498,232	2,480,232	579,138	593,767	728,465	744,286
Trading account securities	2,667	2,667	671	671	890	890
Equity securities with readily determinable fair value	86,316	86,316	90,862	90,862	52,460	52,460
FHLB and FRB stock, at cost	136,625	136,625	135,588	135,588	135,571	135,571
Brokerage customer receivables	23,093	23,093	17,436	17,436	14,623	14,623
Mortgage loans held-for-sale, at fair value	984,994	984,994	1,272,090	1,272,090	833,163	833,163
Loans held-for-investment, at fair value	55,340	55,340	55,134	55,134	254,614	254,614
Loans held-for-investment, at amortized cost	32,855,847	32,831,405	32,023,939	31,871,683	31,148,289	31,004,403
Nonqualified deferred compensation assets	16,590	16,590	15,398	15,398	13,576	13,576
Derivative assets	212,380	212,380	278,423	278,423	327,624	327,624
Accrued interest receivable and other	270,087	270,087	272,339	272,339	263,743	263,743
Total financial assets	$44,473,203	$44,430,761	$42,921,858	$42,784,231	$41,328,108	$41,200,043
Financial Liabilities
Non-maturity deposits	$34,440,741	$34,440,741	$32,116,023	$32,116,023	$30,814,487	$30,814,487
Deposits with stated maturities	4,363,875	4,352,116	4,976,628	4,969,849	4,837,387	4,838,831
FHLB advances	1,241,071	1,161,457	1,228,429	1,172,315	1,228,416	1,181,462
Other borrowings	518,493	518,493	518,928	518,928	508,535	508,535
Subordinated notes	436,719	476,683	436,506	473,093	436,298	473,324
Junior subordinated debentures	253,566	206,614	253,566	204,713	253,566	170,449
Derivative liabilities	193,439	193,439	288,465	288,465	355,265	355,265
Accrued interest payable	10,551	10,551	15,645	15,645	17,200	17,200
Total financial liabilities	$41,458,455	$41,360,094	$39,834,190	$39,759,031	$38,451,154	$38,359,553

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

(16) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of June 30, 2021, approximately 978,000 shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. LTIP grants in 2021 consisted of a combination of performance-based stock awards with a performance condition metric, performance-based stock awards with a market condition metric and time-vested restricted shares, and in 2020 consisted of a combination of performance-based stock awards and performance-based cash awards (both with a performance condition metric) and time-vested restricted shares. LTIP grants from 2017 through 2019 consisted of a combination of performance-based stock awards and performance-based cash awards, and prior to 2017, nonqualified stock options were in the mix of award types. Stock options granted under the LTIP have a term of seven years and generally vested equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. Performance-based stock awards with a market condition metric are contingent on the total shareholder return performance over a three-year period starting at the beginning of each calendar year relative to the KBW Regional Bank Index. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards with a performance metric, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $3.3 million in the second quarter of 2021 and $540,000 in the second quarter of 2020, and $6.2 million and $(2.3) million in the 2021 and 2020 year-to-date periods, respectively.

A summary of the Company's stock option activity for the six months ended June 30, 2021 and June 30, 2020 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2021	520,663	$42.47
Granted	—	—
Exercised	(237,892)	43.05
Forfeited or canceled	(590)	46.86
Outstanding at June 30, 2021	282,181	$41.98	1.7	$9,496
Exercisable at June 30, 2021	280,632	$41.95	1.6	$9,453

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2020	755,332	$42.43
Granted	—	—
Exercised	(98,659)	38.75
Forfeited or canceled	(648)	46.86
Outstanding at June 30, 2020	656,025	$42.98	2.2	$970
Exercisable at June 30, 2020	648,124	$42.97	2.2	$957
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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 and June 30, 2020, was $7.6 million and $2.7 million, respectively. Cash received from option exercises under the Plans for the six months ended June 30, 2021 and June 30, 2020 was $10.2 million and $3.8 million, respectively.

A summary of the Plans' restricted share activity for the six months ended June 30, 2021 and June 30, 2020 is presented below:

	Six months ended June 30, 2021		Six months ended June 30, 2020
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	234,794	$59.02	144,328	$60.37
Granted	261,498	63.01	106,139	62.53
Vested and issued	(10,022)	75.15	(12,099)	76.98
Forfeited or canceled	(7,525)	63.76	(4,162)	79.22
Outstanding at June 30	478,745	$60.79	234,206	$60.16
Vested, but not issuable at June 30	94,729	$52.30	92,910	$52.14

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2021 and June 30, 2020 is presented below:

	Six months ended June 30, 2021		Six months ended June 30, 2020
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	482,608	$71.15	465,515	$74.37
Granted	207,620	58.93	169,642	63.56
Added by performance factor at vesting	—	—	48,831	72.59
Vested and issued	—	—	(180,789)	72.59
Expired, canceled or forfeited	(131,287)	86.79	(8,666)	72.74
Outstanding at June 30	558,941	$62.94	494,533	$71.19
Vested, but deferred at June 30	34,889	$43.41	34,219	$43.07

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

Other

At the January 2021 Board of Directors meeting, a quarterly cash dividend of $0.31 per share ($1.24 on an annualized basis) was declared. It was paid on February 25, 2021 to shareholders of record as of February 11, 2021. At the April 2021 Board of Directors meeting, a quarterly cash dividend of $0.31 per share ($1.24 on an annualized basis) was declared. It was paid on May 20, 2021 to shareholders of record as of May 6, 2021.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2021	$26,022	$14,167	$(30,085)	$10,104
Other comprehensive income (loss) during the period, net of tax, before reclassifications	4,628	(11,483)	2,309	(4,546)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(427)	5,036	—	4,609
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(34)	—	—	(34)
Net other comprehensive income (loss) during the period, net of tax	$4,167	$(6,447)	$2,309	$29
Balance at June 30, 2021	$30,189	$7,720	$(27,776)	$10,133

Balance at January 1, 2021	$70,737	$(23,090)	$(32,265)	$15,382
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(39,891)	20,862	4,489	(14,540)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(581)	9,948	—	9,367
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(76)	—	—	(76)
Net other comprehensive (loss) income during the period, net of tax	$(40,548)	$30,810	$4,489	$(5,249)
Balance at June 30, 2021	$30,189	$7,720	$(27,776)	$10,133

Balance at April 1, 2020	$81,573	$(41,512)	$(47,664)	$(7,603)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	3,718	(6,092)	5,167	2,793
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	249	3,998	—	4,247
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(34)	—	—	(34)
Net other comprehensive income (loss) during the period, net of tax	$3,933	$(2,094)	$5,167	$7,006
Balance at June 30, 2020	$85,506	$(43,606)	$(42,497)	$(597)

Balance at January 1, 2020	$14,982	$(13,141)	$(36,519)	$(34,678)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	70,725	(35,262)	(5,978)	29,485
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(110)	4,797	—	4,687
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(91)	—	—	(91)
Net other comprehensive income (loss) during the period, net of tax	$70,524	$(30,465)	$(5,978)	$34,081
Balance at June 30, 2020	$85,506	$(43,606)	$(42,497)	$(597)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2021	2020	2021	2020
Accumulated unrealized gains on securities
Gains (losses) included in net income	$584	$(341)	$794	$150	Gains (losses) on investment securities, net
	584	(341)	794	150	Income before taxes
Tax effect	(157)	92	(213)	(40)	Income tax expense
Net of tax	$427	$(249)	$581	$110	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest expense on deposits	$5,054	$4,363	$9,951	$4,922	Interest on deposits
Amount reclassified to interest expense on other borrowings	653	426	1,322	718	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	1,159	662	2,289	901	Interest on junior subordinated debentures
	(6,866)	(5,451)	(13,562)	(6,541)	Income before taxes
Tax effect	1,830	1,453	3,614	1,744	Income tax expense
Net of tax	$(5,036)	$(3,998)	$(9,948)	$(4,797)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(In thousands, except per share data)		June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income		$105,109	$21,659	$258,257	$84,471
Less: Preferred stock dividends		6,991	2,050	13,982	4,100
Net income applicable to common shares	(A)	$98,118	$19,609	$244,275	$80,371

Weighted average common shares outstanding	(B)	57,049	57,567	56,977	57,593
Effect of dilutive potential common shares
Common stock equivalents		726	414	691	481
Weighted average common shares and effect of dilutive potential common shares	(C)	57,775	57,981	57,668	58,074
Net income per common share:
Basic	(A/B)	$1.72	$0.34	$4.29	$1.40
Diluted	(A/C)	$1.70	$0.34	$4.24	$1.38

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, "Wintrust" or the "Company") as of June 30, 2021 compared with December 31, 2020 and June 30, 2020, and the results of operations for the three and six month period ended June 30, 2021 and June 30, 2020, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program ("PPP"), which is designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain banks, under the administration of the Small Business Administration ("SBA"). From the date the Company began accepting applications, April 3, 2020, through June 30, 2021, the Company secured authorization from the SBA and funded over 19,400 PPP loans with a carrying balance of approximately $4.8 billion. PPP loans are forgivable under certain circumstances, including the borrower’s use of certain loan proceeds to fund employee payroll during a specific period (e.g., eight weeks, 24 weeks) following disbursement of the borrower’s PPP loan. From the loans originated under the program, the Company has generated net fees of $146.0 million to be recognized over the life of the PPP loan adjusted for estimated prepayments.

All of our three primary business segments (community banking, specialty finance and wealth management), have been uniquely impacted and we expect will continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve.  As non-exclusive examples of such impacts, our community banking business, including our mortgage business, has received borrower requests for temporary payment relief including payment deferrals. As of June 30, 2021, loans totaling approximately $145.6 million were modified as a result of COVID-19 disruption to our borrowers. Our insurance premium finance business is impacted by certain state legislation prohibiting canceling of insurance policies for designated periods. Our wealth management business is impacted by increased stock market volatility.

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

Second Quarter Highlights

The Company recorded net income of $105.1 million for the second quarter of 2021 compared to $21.7 million in the second quarter of 2020. The results for the second quarter of 2021 demonstrate continued momentum on our operating strengths, including strong loan growth despite significant payoffs through forgiveness within the Company’s PPP portfolio, increased net interest income as a result of growth in earning assets, lower production by the Company's mortgage banking business, and a release of credit reserves attributable to positive changes in the macroeconomic forecasts in addition to improvement in portfolio characteristics.

The Company increased its loan portfolio from $31.4 billion at June 30, 2020 and $32.1 billion at December 31, 2020 to $32.9 billion at June 30, 2021. The increase in the current period compared to the prior periods was primarily a result of growth in several portfolios, including the commercial, industrial and other (excluding PPP loans), commercial real estate, residential real estate loans for investment, commercial insurance premium finance receivable and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 5 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $279.6 million in the second quarter of 2021 compared to $263.1 million in the second quarter of 2020. This increase in net interest income recorded in the second quarter of 2021 compared to the second quarter of 2020 resulted primarily from growth in earning assets, specifically a $ $2.7 billion increase in average loans. The increase in average earnings assets was partially offset by a reduced net interest margin between periods. Net interest margin of 2.62% (2.63% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2021 compared to 2.73% (2.74% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2020 was primarily due to lower rates on earning assets in the first quarter of 2021 from the declining interest rate environment (see "Net Interest Income" for further detail).

Non-interest income totaled $129.4 million in the second quarter of 2021 compared to $162.0 million in the second quarter of 2020. This decrease was primarily the result of lower mortgage banking revenue (see “Non-Interest Income” for further detail).

Non-interest expense totaled $280.1 million in the second quarter of 2021, increasing $20.7 million, or 8%, compared to the second quarter of 2020. The increase compared to the second quarter of 2020 was primarily attributable to higher salaries and employee benefits (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the second quarter of 2021, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At June 30, 2021, the Company had approximately $5.1 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and six months ended June 30, 2021, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	June 30, 2021	June 30, 2020	Percentage (%) or Basis Point (bp) Change
Net income	$105,109	$21,659	385%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	128,851	165,756	(22)
Net income per common share—Diluted	1.70	0.34	400
Net revenue (1)	408,963	425,124	(4)
Net interest income	279,590	263,131	6
Net interest margin	2.62%	2.73%	(11)	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (2)	2.63	2.74	(11)
Net overhead ratio (3)	1.32	0.93	39
Return on average assets	0.92	0.21	71
Return on average common equity	10.24	2.17	807
Return on average tangible common equity (non-GAAP) (2)	12.62	2.95	967

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2021	June 30, 2020	Percentage (%) or Basis Point (bp) Change
Net income	$258,257	$84,471	206%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	290,363	305,800	(5)
Net income per common share—Diluted	4.24	1.38	206
Net revenue (1)	857,364	799,809	7
Net interest income	541,485	524,574	3
Net interest margin	2.58%	2.91%	(33)	bps
Net interest margin - fully taxable equivalent (non-GAAP) (2)	2.59%	2.93%	(34)
Net overhead ratio (3)	1.11%	1.12%	(1)
Return on average assets	1.15%	0.43%	72
Return on average common equity	12.97%	4.48%	849
Return on average tangible common equity (non-GAAP) (2)	15.99%	5.81%	1,018
At end of period
Total assets	$46,738,450	$43,540,017	7%
Total loans, excluding loans held-for-sale	32,911,187	31,402,903	5
Total loans, including loans held-for-sale	33,896,181	32,236,066	5
Total deposits	38,804,616	35,651,874	9
Total shareholders’ equity	4,339,011	3,990,218	9
Book value per common share (2)	$68.81	$62.14	11
Tangible common book value per share (2)	56.92	50.23	13
Market price per common share	75.63	43.62	73
Allowance for loan and unfunded lending-related commitment losses to total loans	0.92%	1.19%	(27)	bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2021	2020	2021	2020
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$319,579	$329,816	$625,048	$673,883
Taxable-equivalent adjustment:
- Loans	415	576	799	1,436
- Liquidity management assets	494	538	994	1,089
- Other earning assets	—	3	—	5
(B) Interest Income (non-GAAP)	$320,488	$330,933	$626,841	$676,413
(C) Interest Expense (GAAP)	39,989	66,685	83,563	149,309
(D) Net Interest Income (GAAP) (A minus C)	279,590	263,131	541,485	524,574
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	280,499	264,248	543,278	527,104
Net interest margin (GAAP)	2.62%	2.73%	2.58%	2.91%
Net interest margin, fully taxable-equivalent (non-GAAP)	2.63	2.74	2.59	2.93
(F) Non-interest income	$129,373	$161,993	$315,879	$275,235
(G) Gains (losses) on investment securities, net	1,285	808	2,439	(3,551)
(H) Non-interest expense	280,112	259,368	567,001	494,009
Efficiency ratio (H/(D+F-G))	68.71%	61.13%	66.32%	61.49%
Efficiency ratio (non-GAAP) (H/(E+F-G))	68.56%	60.97%	66.18%	61.30%

Reconciliation of Non-GAAP Tangible Common Equity ratio
Total shareholders’ equity (GAAP)	$4,339,011	$3,990,218
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)
Less: Intangible assets (GAAP)	(678,333)	(685,581)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,248,178	$2,892,137
(J) Total assets (GAAP)	$46,738,450	$43,540,017
Less: Intangible assets (GAAP)	(678,333)	(685,581)
(K) Total tangible assets (non-GAAP)	$46,060,117	$42,854,436
Common equity to assets ratio (GAAP) (L/J)	8.4%	8.2%
Tangible common equity ratio (non-GAAP) (I/K)	7.1%	6.7%

Reconciliation of tangible book value per common share
Total shareholders’ equity	$4,339,011	$3,990,218
Less: Preferred stock	(412,500)	(412,500)
(L) Total common equity	$3,926,511	$3,577,718
(M) Actual common shares outstanding	57,067	57,574
Book value per common share (L/M)	$68.81	$62.14
Tangible book value per common share (non-GAAP) (I/M)	$56.92	$50.23

Reconciliation of non-GAAP return on average tangible common equity
(N) Net income applicable to common shares	$98,118	$19,609	$244,275	$80,371
Add: Intangible asset amortization	2,039	2,820	4,046	5,683
Less: Tax effect of intangible asset amortization	(553)	(832)	(1,068)	(1,608)
After-tax intangible asset amortization	$1,486	$1,988	2,978	4,075
(O) Tangible net income applicable to common shares (non-GAAP)	99,604	21,597	247,253	84,446
Total average shareholders' equity	4,256,778	3,908,846	4,211,088	3,809,508
Less: Average preferred stock	(412,500)	(273,489)	(412,500)	(199,245)
(P) Total average common shareholders' equity	$3,844,278	$3,635,357	3,798,588	3,610,263
Less: Average intangible assets	(679,535)	(686,526)	(680,166)	(688,652)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,164,743	$2,948,831	3,118,422	2,921,611
Return on average common equity, annualized (N/P)	10.24%	2.17%	12.97%	4.48%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	12.62	2.95	15.99%	5.81%

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$144,150	$30,703	$351,009	$117,786
Add: Provision for credit losses	(15,299)	135,053	(60,646)	188,014
Pre-tax income, excluding provision for credit losses (non-GAAP)	$128,851	$165,756	$290,363	$305,800

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

Net Income

Net income for the quarter ended June 30, 2021 totaled $105.1 million, an increase of $83.5 million, or 385%, compared to the quarter ended June 30, 2020. On a per share basis, net income for the second quarter of 2021 totaled $1.70 per diluted common share compared to $0.34 for the second quarter of 2020.

The increase in net income for the second quarter of 2021 as compared to the same period in the prior year is primarily attributable to a release of credit reserves attributable to positive changes in the Company’s macroeconomic forecasts in addition to improvement in portfolio characteristics and higher net interest income, partially offset by decreased mortgage banking revenue as well as increased salaries and employee benefits expense. See "Net Interest Income", "Non-interest Income", "Non-interest Expense" and "Loan Portfolio and Asset Quality" for further detail.

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

Quarter Ended June 30, 2021 compared to the Quarters Ended March 31, 2021 and June 30, 2020

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the second quarter of 2021 as compared to the first quarter of 2021 (sequential quarters) and second quarter of 2020 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Jun 30, 2021	Mar 31, 2021	Jun 30, 2020	Jun 30, 2021	Mar 31, 2021	Jun 30, 2020	Jun 30, 2021	Mar 31, 2021	Jun 30, 2020
Interest-bearing deposits with banks and cash equivalents(1)	$3,844,355	$4,230,886	$3,240,167	$1,153	$1,199	$1,326	0.12%	0.11%	0.16%
Investment securities (2)	4,771,403	3,944,676	4,309,471	24,117	19,764	27,643	2.03	2.03	2.58
FHLB and FRB stock	136,324	135,758	135,360	1,769	1,745	1,765	5.20	5.21	5.24
Liquidity management assets(3)(8)	$8,752,082	$8,311,320	$7,684,998	$27,039	$22,708	$30,734	1.24%	1.11%	1.61%
Other earning assets(3)(4)(8)	23,354	20,370	16,917	150	125	113	2.59	2.50	2.71
Mortgage loans held-for-sale	991,011	1,151,848	705,702	8,183	9,036	4,764	3.31	3.18	2.72
Loans, net of unearned income(3)(5)(8)	33,085,174	32,442,927	30,336,626	285,116	274,484	295,322	3.46	3.43	3.92
Total earning assets(8)	$42,851,621	$41,926,465	$38,744,243	$320,488	$306,353	$330,933	3.00%	2.96%	3.44%
Allowance for loan and investment security losses	(285,686)	(327,080)	(222,485)
Cash and due from banks	470,566	366,413	352,423
Other assets	2,910,250	3,022,935	3,168,548
Total assets	$45,946,751	$44,988,733	$42,042,729

NOW and interest-bearing demand deposits	$3,626,424	$3,493,451	$3,323,124	$736	$901	$1,561	0.08%	0.10%	0.19%
Wealth management deposits	4,369,998	4,156,398	4,380,996	7,686	7,351	7,244	0.71	0.72	0.67
Money market accounts	9,547,167	9,335,920	8,727,966	2,795	2,865	13,140	0.12	0.12	0.61
Savings accounts	3,728,271	3,587,566	3,394,480	402	430	3,840	0.04	0.05	0.45
Time deposits	4,632,796	4,875,392	5,104,701	12,679	16,397	24,272	1.10	1.36	1.91
Interest-bearing deposits	$25,904,656	$25,448,727	$24,931,267	$24,298	$27,944	$50,057	0.38%	0.45%	0.81%
Federal Home Loan Bank advances	1,235,142	1,228,433	1,214,375	4,887	4,840	4,934	1.59	1.60	1.63
Other borrowings	525,924	518,188	493,350	2,568	2,609	3,436	1.96	2.04	2.80
Subordinated notes	436,644	436,532	436,226	5,512	5,477	5,506	5.05	5.02	5.05
Junior subordinated debentures	253,566	253,566	253,566	2,724	2,704	2,752	4.25	4.27	4.29
Total interest-bearing liabilities	$28,355,932	$27,885,446	$27,328,784	$39,989	$43,574	$66,685	0.56%	0.63%	0.98%
Non-interest-bearing deposits	12,246,274	11,811,194	9,607,528
Other liabilities	1,087,767	1,127,203	1,197,571
Equity	4,256,778	4,164,890	3,908,846
Total liabilities and shareholders’ equity	$45,946,751	$44,988,733	$42,042,729
Interest rate spread(6)(8)							2.44%	2.33%	2.46%
Less: Fully taxable-equivalent adjustment				(909)	(884)	(1,117)	(0.01)	(0.01)	(0.01)
Net free funds/contribution(7)	$14,495,689	$14,041,019	$11,415,459				0.19	0.21	0.28
Net interest income/margin (GAAP)(8)				$279,590	$261,895	$263,131	2.62%	2.53%	2.73%
Fully taxable-equivalent adjustment				909	884	1,117	0.01	0.01	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$280,499	$262,779	$264,248	2.63%	2.54%	2.74%
(1)Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020 were $909,000, $884,000 and $1.1 million, respectively.
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

For the second quarter of 2021, net interest income totaled $279.6 million, an increase of $17.7 million as compared to the first quarter of 2021, and an increase of $16.5 million as compared to the second quarter of 2020. Net interest margin was 2.62% (2.63% on a fully taxable-equivalent basis, non-GAAP) during the second quarter of 2021 compared to 2.53% (2.54% on a fully taxable-equivalent basis, non-GAAP) during the first quarter of 2021, and 2.73% (2.74% on a fully taxable-equivalent basis, non-GAAP) during the second quarter of 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest-bearing deposits with banks and cash equivalents (1)	$4,036,553	$2,329,488	$2,352	$6,180	0.12%	0.53%
Investment securities (2)	4,360,323	4,545,090	43,881	60,661	2.03	2.68
FHLB and FRB stock	136,043	125,094	3,514	3,342	5.21	5.37
Liquidity management assets (3)(8)	$8,532,919	$6,999,672	$49,747	$70,183	1.18%	2.02%
Other earning assets (3)(4)(8)	21,870	18,041	275	280	2.55	3.13
Mortgage loans held-for-sale	1,070,985	554,482	17,219	7,929	3.24	2.88
Loans, net of unearned income (3)(5)(8)	32,765,825	28,636,678	559,600	598,021	3.44	4.20
Total earning assets (8)	$42,391,599	$36,208,873	$626,841	$676,413	2.98%	3.76%
Allowance for loan and investment security losses	(306,268)	(199,388)
Cash and due from banks	418,777	337,202
Other assets	2,966,281	2,987,422
Total assets	$45,470,389	$39,334,109

NOW and interest-bearing demand deposits	$3,560,305	$3,218,429	$1,637	$5,227	0.09%	0.33%
Wealth management deposits	4,263,788	3,609,857	15,037	14,179	0.71	0.79
Money market accounts	9,442,127	8,359,370	5,660	35,503	0.12	0.85
Savings accounts	3,658,307	3,292,158	832	9,630	0.05	0.59
Time deposits	4,753,424	5,315,554	29,076	52,953	1.23	2.00
Interest-bearing deposits	$25,677,951	$23,795,368	$52,242	$117,492	0.41%	0.99%
Federal Home Loan Bank advances	1,231,806	1,082,994	9,727	8,294	1.59	1.54
Other borrowings	522,078	481,463	5,177	6,982	2.00	2.92
Subordinated notes	436,588	436,173	10,989	10,978	5.03	5.03
Junior subordinated debentures	253,566	253,566	5,428	5,563	4.26	4.34
Total interest-bearing liabilities	$28,121,989	$26,049,564	$83,563	$149,309	0.60%	1.15%
Non-interest-bearing deposits	12,029,936	8,421,353
Other liabilities	1,107,376	1,053,684
Equity	4,211,088	3,809,508
Total liabilities and shareholders’ equity	$45,470,389	$39,334,109
Interest rate spread (6)(8)					2.38%	2.61%
Less: Fully taxable-equivalent adjustment			(1,793)	(2,530)	(0.01)	(0.02)
Net free funds/contribution (7)	$14,269,610	$10,159,309			0.21	0.32
Net interest income/margin (GAAP) (8)			$541,485	$524,574	2.58%	2.91%
Fully taxable-equivalent adjustment			1,793	2,530	0.01	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$543,278	$527,104	2.59%	2.93%
(1)Includes interest-bearing deposits from banks, federal funds sold and securities purchased under resale agreements.
(2)Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the six months ended June 30, 2021 and June 30, 2020 were $1.8 million and $2.5 million, respectively.
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

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month period ended June 30, 2021 to each of the three month periods ended March 31, 2021 and June 30, 2020, and six month periods ended June 30, 2021 and 2020. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2021 Compared to First Quarter of 2021	Second Quarter of 2021 Compared to Second Quarter of 2020	First Six Months of 2021 Compared to First Six Months of 2020
(In thousands)
Net interest income (GAAP) for comparative period	$261,895	$263,131	$524,574
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	4,764	29,617	90,268
Change due to interest rate fluctuations (rate)	10,052	(13,158)	(70,459)
Change due to number of days in each period	2,879	—	(2,898)
Net interest income (GAAP) for the period ended June 30, 2021	$279,590	$279,590	$541,485
Fully taxable-equivalent adjustment	909	909	1,793
Net interest income, fully taxable-equivalent (non-GAAP)	$280,499	$280,499	$543,278

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2021	June 30, 2020
Brokerage	$5,148	$4,147	$1,001	24%
Trust and asset management	25,542	18,489	7,053	38
Total wealth management	30,690	22,636	8,054	36
Mortgage banking	50,584	102,324	(51,740)	(51)
Service charges on deposit accounts	13,249	10,420	2,829	27
Gains on investment securities, net	1,285	808	477	59
Fees from covered call options	1,388	—	1,388	NM
Trading losses, net	(438)	(634)	196	(31)
Operating lease income, net	12,240	11,785	455	4
Other:
Interest rate swap fees	2,820	5,693	(2,873)	(50)
BOLI	1,342	1,950	(608)	(31)
Administrative services	1,228	933	295	32
Foreign currency remeasurement losses	(782)	(208)	(574)	NM
Early pay-offs of capital leases	195	275	(80)	(29)
Miscellaneous	15,572	6,011	9,561	NM
Total Other	20,375	14,654	5,721	39
Total Non-interest Income	$129,373	$161,993	$(32,620)	(20)%
NM - Not meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2021	June 30, 2020
Brokerage	$10,188	$9,428	$760	8%
Trust and asset management	49,811	39,149	10,662	27
Total wealth management	59,999	48,577	11,422	24
Mortgage banking	164,078	150,650	13,428	9
Service charges on deposit accounts	25,285	21,685	3,600	17
Gains (losses) on investment securities, net	2,439	(3,551)	5,990	NM
Fees from covered call options	1,388	2,292	(904)	(39)
Trading losses, net	(19)	(1,085)	1,066	(98)
Operating lease income, net	26,680	23,769	2,911	12
Other:
Interest rate swap fees	5,308	11,759	(6,451)	(55)
BOLI	2,466	666	1,800	NM
Administrative services	2,484	2,045	439	21
Foreign currency remeasurement losses	(683)	(359)	(324)	90
Early pay-offs of capital leases	143	349	(206)	(59)
Miscellaneous	26,311	18,438	7,873	43
Total Other	36,029	32,898	3,131	10
Total Non-interest Income	$315,879	$275,235	$40,644	15%

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased in the second quarter of 2021 as compared to the second quarter of 2020 due to an increase in trust and asset management fees. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as the volume of tax-deferred like-kind exchange services provided during a period. Such revenue increased in the second quarter of 2021 primarily as a result of market appreciation related to managed money accounts with fees based on assets under management and higher asset levels from new customers and new financial advisors as compared to the second quarter of 2020. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions of Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Service charges on deposits increased in the second quarter of 2021 as compared to the second quarter of 2020 as a result of higher account analysis fees on deposit accounts which increased as a result of the Company’s commercial banking initiatives.

Interest rate swap fees decreased in the second quarter of 2021 as compared to the second quarter of 2020. For more information on these interest rate swap fees, see Note 14 - Derivative Financial Instruments in Item 1 of this report.

Mortgage banking revenue decreased in the second quarter of 2021 as compared to the second quarter of 2020 as a result of a decrease in loans originated for sale and lower gain on sale margins and an unfavorable mortgage servicing rights portfolio fair value adjustment. Mortgage loans originated for sale totaled $1.7 billion in the second quarter of 2021 as compared to $2.2 billion in the second quarter of 2020. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During the second quarter of 2021, the fair value of the mortgage servicing rights portfolio increased due to increased capitalization of $17.5 million during the first quarter, partially offset by an unfavorable fair value adjustment of $5.5 million and a reduction in value of $8.5 million due to payoffs and paydowns of the existing portfolio. Starting in 2019, the Company purchased options and entered into interest rate swaps to economically hedge a portion of the fair value changes recorded in earnings related to its MSRs portfolio. During the second quarter of 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of June 30, 2021.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Originations:
Retail originations	$1,328,721	$1,588,932	$2,970,385	$2,362,076
Veterans First originations	395,290	621,878	975,593	1,064,835
Total originations for sale (A)	$1,724,011	$2,210,810	$3,945,978	$3,426,911
Originations for investment	249,749	56,954	571,607	130,681
Total originations	$1,973,760	$2,267,764	$4,517,585	$3,557,592

Retail originations as percentage of originations for sale	77%	72%	75%	69%
Veterans First originations as a percentage of originations for sale	23	28	25	31

Purchases as a percentage of originations for sale	53%	30%	38%	32%
Refinances as a percentage of originations for sale	47	70	62	68

Production Margin:
Production revenue (B) (1)	$37,531	$93,433	$108,813	$142,760
Production margin (B/A)	2.18%	4.23%	2.76%	4.17%

Mortgage Servicing:
Loans serviced for others (C)	$12,307,337	$9,188,285
MSRs, at fair value (D)	127,604	77,203
Percentage of MSRs to loans serviced for others (D/C)	1.04%	0.84%
Servicing income	$9,830	$6,908	$19,466	$13,939

Components of MSR:
MSR - current period capitalization	$17,512	$20,351	$42,128	$29,798
MSR - collection of expected cash flow - paydowns	(991)	(419)	(1,719)	(966)
MSR - collection of expected cash flow - payoffs	(7,549)	(8,252)	(16,989)	(14,728)
Valuation:
MSR - changes in fair value model assumptions	(5,540)	(7,982)	12,505	(22,539)
Gain on derivative contract held as an economic hedge, net	—	589	—	4,749
MSR valuation adjustment, net of gain on derivative contract held as an economic hedge	$(5,540)	$(7,393)	$12,505	$(17,790)

Summary of Mortgage Banking Revenue:
Production revenue (1)	$37,531	$93,433	$108,813	$142,760
Servicing income	9,830	6,908	19,466	13,939
MSR activity	3,432	4,287	35,925	(3,686)
Other	(209)	(2,304)	(126)	(2,363)
Total mortgage banking revenue	$50,584	$102,324	$164,078	$150,650
(1)Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, changes in other related financial instruments carried at fair value, processing and other related activities, and excludes servicing fees, changes in the fair value of servicing rights and changes to the mortgage recourse obligation and other non-production revenue.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at June 30, 2021 and June 30, 2020.

Miscellaneous revenue increased in the second quarter of 2021 as compared to the second quarter of 2020 primarily as a result of a $4.0 million net gain recorded on the previously announced sale of three branches in southwestern Wisconsin and an increase in partnership income.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2021	June 30, 2020
Salaries and employee benefits:
Salaries	$91,089	$87,105	$3,984	5%
Commissions and incentive compensation	53,751	46,151	7,600	16
Benefits	27,977	20,900	7,077	34
Total salaries and employee benefits	172,817	154,156	18,661	12
Equipment	20,866	15,846	5,020	32
Operating lease equipment depreciation	9,949	9,292	657	7
Occupancy, net	17,687	16,893	794	5
Data processing	6,920	10,406	(3,486)	(33)
Advertising and marketing	11,305	7,704	3,601	47
Professional fees	7,304	7,687	(383)	(5)
Amortization of other intangible assets	2,039	2,820	(781)	(28)
FDIC insurance	6,405	7,081	(676)	(10)
OREO expense, net	769	237	532	NM
Other:
Commissions—3rd party brokers	889	707	182	26
Postage	1,900	1,591	309	19
Miscellaneous	21,262	24,948	(3,686)	(15)
Total other	24,051	27,246	(3,195)	(12)
Total Non-interest Expense	$280,112	$259,368	$20,744	8%
NM - Not meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2021	June 30, 2020
Salaries and employee benefits:
Salaries	$182,142	$168,391	$13,751	8%
Commissions and incentive compensation	115,118	77,726	37,392	48
Benefits	56,366	44,801	11,565	26
Total salaries and employee benefits	353,626	290,918	62,708	22
Equipment	41,778	30,680	11,098	36
Operating lease equipment depreciation	20,720	18,552	2,168	12
Occupancy, net	37,683	34,440	3,243	9
Data processing	12,968	18,779	(5,811)	(31)
Advertising and marketing	19,851	18,566	1,285	7
Professional fees	14,891	14,408	483	3
Amortization of other intangible assets	4,046	5,683	(1,637)	(29)
FDIC insurance	12,963	11,216	1,747	16
OREO expense, net	518	(639)	1,157	NM
Other:
Commissions—3rd party brokers	1,735	1,572	163	10
Postage	3,643	3,540	103	3
Miscellaneous	42,579	46,294	(3,715)	(8)
Total other	47,957	51,406	(3,449)	(7)
Total Non-interest Expense	$567,001	$494,009	$72,992	15%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Total salaries and employee benefits expense increased in the second quarter of 2021 compared to the second quarter of 2020 primarily due to increased salaries and commissions and incentive compensation expense. Salaries increased as a result of increased staffing costs to support mortgage origination and investment in technology related services to satisfy customer demands and create efficiencies in operations. Commissions and incentive compensation increased primarily due to higher expenses associated with the Company’s long term incentive program and higher commissions related to its mortgage and wealth management businesses.

Equipment expense increased in the second quarter of 2021 compared to the second quarter of 2020 as a result of higher software license fees and software depreciation expense.

Data processing expense decreased in the second quarter of 2021 compared to the second quarter of 2020 as the majority of conversion charges related to previously completed acquisitions was recognized in 2020.

Advertising and marketing expenses increased in the second quarter of 2021 compared to the second quarter of 2020 as a result of increased sponsorship activity. Sponsorship activity was lower in the second quarter of 2020 due to the cancellation of events, including sports sponsorships, as a result of the COVID-19 pandemic. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities and various products, and to attract loans and deposits and announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the timing of sponsorship programs utilized, which are determined based on the market area, targeted audience, competition and various other factors.

Miscellaneous expense decreased in the second quarter of 2021 compared to the second quarter of 2020 as a result of increased contingent consideration expense accrued in the second quarter of 2020 related to previous acquisitions of mortgage operations compared to a reversal of a portion of such contingent consideration expense in the second quarter of 2021. The liability for contingent consideration expense related to the previous acquisition of mortgage operations is based upon forward looking mortgage origination volumes and the estimated profitability of that operation. Should those assumptions change going forward, the liability may need to be increased or decreased. The contractual period covering contingent consideration ends in January 2023 and the final two years of the contract contemplate a lower ratio of contingent consideration relative to financial performance. Miscellaneous expense also includes ATM expenses, correspondent bank charges, directors fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $39.0 million in the second quarter of 2021 compared to $9.0 million in the second quarter of 2020. The effective tax rates were 27.08% in the second quarter of 2021 compared to 29.46% in the second quarter of 2020. During the first six months of 2021, the Company recorded income tax expense of $92.8 million compared to $33.3 million for the first six months of 2020. The effective tax rates were 26.42% for the first six months of 2021 and 28.28% for the first six months of 2020.

The effective tax rates were impacted by an overall lower level of pretax net income in the 2020 periods as well as the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share-based awards. The Company recorded excess tax benefits of $1.5 million in the first six months of 2021 and additional tax expense of $521,000 in the first six months of 2020 related to share-based compensation, most of which was recorded in the first quarter of each year.

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

The community banking segment’s net interest income for the quarter ended June 30, 2021 totaled $219.7 million as compared to $205.7 million for the same period in 2020, an increase of $14.0 million, or 7%. On a year-to-date basis, net interest income for the segment increased by $10.7 million from $412.5 million for the six months ended June 30, 2020 to $423.2 million for the six months ended June 30, 2021. The increase in the three month and six month periods was primarily attributable to earning asset growth, PPP loan fee income, and lower deposits rates. The community banking segment’s non-interest income totaled $90.4 million in the second quarter of 2021, a decrease of $39.3 million, or 30%, when compared to the second quarter of 2020 total of $129.7 million. On a year-to-date basis, non-interest income totaled $237.7 million for the six months ended June 30, 2021, an increase of $27.0 million, or 13%, compared to $210.7 million for the six months ended June 30, 2020. The decrease in the three month period was primarily the result of reduced mortgage banking revenue due to lower originations for sale and lower gain on sale margin. The increase in the six month period was primarily attributable to the favorable fair value of the mortgage servicing rights portfolio compared to the unfavorable fair value for the same period in 2020. A release of credit reserves of $15.2 million and $61.7 million was recorded in the community banking segment’s provision for credit losses for the three and six months ended June 30, 2021, respectively, compared to a provision for credit losses of $132.1 million and $183.8 million, respectively, for the same periods in 2020. The decrease in provision for credit losses for both the three and six month periods was attributable to positive changes in the macroeconomic forecasts in addition to improvement in portfolio characteristics. The community banking segment’s net income for the quarter ended June 30, 2021 totaled $72.8 million, an increase of $80.1 million as compared to net loss in the second quarter of 2020 of $7.3 million.

The specialty finance segment’s net interest income totaled $45.2 million for the quarter ended June 30, 2021, compared to $42.4 million for the same period in 2020, an increase of $2.8 million, or 7%. On a year-to-date basis, net interest income for the segment increased $7.0 million, or 8% compared to the same period in 2020. The increase for both the three and six month periods was primarily attributable to growth in earning assets on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $22.5 million and $21.8 million for the three month periods ended June 30, 2021 and 2020, respectively, and $45.6 million and $43.1 million for the six month periods ended June 30, 2021 and 2020, respectively. The increase in non-interest income for both the three and six month periods was primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company’s leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 41%, 29%, 26% and 4%, respectively, of the total revenues of our specialty finance business for the six month period ended June 30, 2021. The net income of the specialty finance segment for the quarter ended June 30, 2021 totaled $23.9 million as compared to $22.7 million for the quarter ended June 30, 2020. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2021 totaled $47.8 million as compared to $44.8 million for the six months ended June 30, 2020.

The wealth management segment reported net interest income of $7.8 million for the second quarter of 2021 compared to $8.6 million in the same quarter of 2020, a decrease of $0.8 million, or 10%. On a year-to-date basis, net interest income totaled $15.2 million for the first six months of 2021 as compared to $16.4 million for the first six months of 2020. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.2 billion and $2.0 billion in the first six months of 2021 and 2020, respectively. This segment recorded non-interest income of $31.8 million for the second quarter of 2021 compared to $24.5 million for the second quarter of 2020. On a year-to-date basis, this segment recorded non-interest income of $62.1 million as compared to $48.6 million for the first six months of 2020. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $8.5 million for the second quarter of 2021 compared to $6.3 million for the second quarter of 2020. On a year-to-date basis, the wealth management segment’s net income totaled $16.0 million and $12.4 million for the six month period ended June 30, 2021 and 2020, respectively.

Financial Condition

Total assets were $46.7 billion at June 30, 2021, representing an increase of $3.2 billion, or 7%, when compared to June 30, 2020 and an increase of approximately $1.1 billion, or 9% on an annualized basis, when compared to March 31, 2021. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $41.3 billion at June 30, 2021, $40.3 billion at March 31, 2021, and $38.1 billion at June 30, 2020. See Notes 4, 5, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2021		March 31, 2021		June 30, 2020
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$991,011	2%	$1,151,848	3%	$705,702	2%
Loans, net of unearned income
Commercial, excluding PPP	$9,377,392	22%	$9,180,308	22%	$8,685,218	22%
Commercial - PPP	2,877,731	7	3,087,825	7	2,679,662	7
Commercial real estate	8,573,493	20	8,497,091	20	8,177,259	21
Home equity	379,853	1	408,565	1	478,302	1
Residential real estate	1,453,072	3	1,300,871	3	1,223,635	3
Premium finance receivables	10,383,218	24	9,910,388	24	9,014,719	23
Other loans	40,415	1	57,879	—	77,831	1
Total average loans (1)	$33,085,174	78%	$32,442,927	77%	$30,336,626	78%
Liquidity management assets (2)	8,752,082	20	8,311,320	20	7,684,998	20
Other earning assets (3)	23,354	—	20,370	—	16,917	—
Total average earning assets	$42,851,621	100%	$41,926,465	100%	$38,744,243	100%
Total average assets	$45,946,751		$44,988,733		$42,042,729
Total average earning assets to total average assets		93%		93%		92%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $991.0 million in the second quarter of 2021, compared to $1.2 billion in the first quarter of 2021 and $705.7 million in the second quarter of 2020. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The increase in average balance from 2020 to 2021 was primarily due to lower mortgage production in the first quarter of 2020 prior to the current low interest rate environment as well as higher balances repurchased by the Company under the early buyout option available for loans sold to GNMA with servicing retained. See “Loan Portfolio and Asset Quality” section below in this Item 2 for additional discussion of these early buyout options.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $33.1 billion in the second quarter of 2021, increasing $2.7 billion, or 9%, from the second quarter of 2020 and $642.2 million, or 8% on an annualized basis, from the first quarter of 2021. Average commercial loans, excluding PPP loans, totaled $9.4 billion in the first quarter of 2021, and increased $692.2 million, or 8%, over the average balance in the second quarter of 2020 and $197.1 million, or 9% on an annualized basis, over the average balance in the first quarter of 2021. Average commercial PPP loans totaled $2.9 billion in the second quarter of 2021, and increased $198.1 million, or 7%, over the average balance in the second quarter of 2020 and decreased $210.1 million, or 27% on an annualized basis, over the average balance in the first quarter of 2021. The decrease in the second quarter of 2021 compared to the first quarter of 2021 is primarily the result of significant payoffs in the portfolio through the forgiveness process. Average commercial real estate loans totaled $8.6 billion in the first quarter of 2021, increasing $396.2 million, or 5%, over the second quarter of 2020. Combined, the commercial and commercial real estate loan categories comprised 63% of the average loan portfolio in the second quarter of 2021 as compared to 64% in the first quarter of 2021 and 64% in the second quarter of 2020. Excluding the impact of PPP loans, growth realized in these aggregated categories for the second quarter of 2021 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts.

Home equity loan portfolio averaged $379.9 million in the second quarter of 2021, and decreased $98.4 million, or 21% from the average balance of $478.3 million in same period of 2020. The decrease in the home equity loan portfolio is primarily the result of borrowers preferring to finance through longer term, low rate mortgage loans. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.5 billion in the second quarter of 2021, and increased $229.4 million, or 19% from the average balance of $1.2 billion in same period of 2020. Additionally, compared to the quarter ended March 31, 2021, the average balance increased $152.2 million, or 47% on an annualized basis. The increase in average balance compared to both periods was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

Average premium finance receivables totaled $10.4 billion in the second quarter of 2021, and accounted for 31% of the Company’s average total loans. The increase during the second quarter of 2021 compared to the second quarter of 2020 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new commercial insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $3.4 billion of premium finance receivables were originated in the second quarter of 2021 compared to $3.1 billion during the same period of 2020. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 40% and 60%, respectively, of the average total balance of premium finance receivables for the second quarter of 2021, and 41% and 59%, respectively, for the second quarter of 2020.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity management assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 20% and 20% of total average earning assets in the second quarter of 2021 and 2020, respectively. Average liquidity management assets increased $1.1 billion in the second quarter of 2021 compared to the same period of 2020. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview and - Liquidity sections of this report for additional discussion of the impact of the COVID-19 pandemic.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Six Months Ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$1,070,985	3%	$554,482	2%
Loans:
Commercial, excluding PPP	$9,279,395	22%	$8,549,767	24%
Commercial - PPP	2,982,197	7	1,339,831	4
Commercial real estate	8,535,503	20	8,151,543	23
Home equity	394,130	1	488,836	1
Residential real estate	1,377,392	3	1,233,333	3
Premium finance receivables	10,148,109	24	8,803,350	24
Other loans	49,099	0	70,018	0
Total average loans(1)	$32,765,825	77%	$28,636,678	79%
Liquidity management assets (2)	8,532,919	20	6,999,672	19
Other earning assets (3)	21,870	0	18,041	0
Total average earning assets	$42,391,599	100%	$36,208,873	100%
Total average assets	$45,470,389		$39,334,109
Total average earning assets to total average assets		93%		92%
(1)Includes non-accrual loans
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements
(3)Other earning assets include brokerage customer receivables and trading account securities

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2021		December 31, 2020		June 30, 2020
		% of		% of		% of
(In thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$11,442,276	35%	$11,955,967	37%	$11,859,232	38%
Commercial real estate	8,678,369	26	8,494,132	26	8,200,745	26
Home equity	369,806	1	425,263	1	466,596	1
Residential real estate	1,530,285	5	1,259,598	5	1,427,429	5
Premium finance receivables—commercial	4,521,871	14	4,054,489	13	3,999,774	13
Premium finance receivables—life insurance	6,359,556	19	5,857,436	18	5,400,802	17
Consumer and other	9,024	0	32,188	0	48,325	0
Total loans, net of unearned income	$32,911,187	100%	$32,079,073	100%	$31,402,903	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of June 30, 2021 and 2020:

	As of June 30, 2021			As of June 30, 2020
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other, excluding commercial PPP	$9,562,869	47.5%	$98,505	$8,523,864	42.5%	$133,593
Commercial PPP	1,879,407	9.3	2	3,335,368	16.6	4
Total commercial	$11,442,276	56.8%	$98,507	$11,859,232	59.1%	$133,597
Commercial Real Estate:
Construction and development	$1,385,249	6.9%	$38,550	$1,340,048	6.7%	$73,316
Non-construction	7,293,120	36.3	119,972	6,860,697	34.2	123,810
Total commercial real estate	$8,678,369	43.2%	$158,522	$8,200,745	40.9%	$197,126
Total commercial and commercial real estate	$20,120,645	100.0%	$257,029	$20,059,977	100.0%	$330,723

Commercial real estate - collateral location by state:
Illinois	$6,328,851	72.9%		$6,198,486	75.6%
Wisconsin	770,366	8.9		760,839	9.3
Total primary markets	$7,099,217	81.8%		$6,959,325	84.9%
Indiana	295,103	3.4		249,423	3.0
Florida	113,222	1.3		133,810	1.6
Arizona	85,684	1.0		78,135	1.0
California	108,836	1.3		81,634	1.0
Texas	111,775	1.2		48,082	0.6
Other	864,532	10.0		650,336	7.9
Total commercial real estate	$8,678,369	100.0%		$8,200,745	100.0%
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. In addition, the Company has participated in the PPP starting in the second quarter of 2020. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of improvements in the Company’s macroeconomic forecasts and changes in portfolio characteristics, our allowance for credit losses in our commercial loan portfolio decreased to $98.5 million as of June 30, 2021 compared to $133.6 million as of June 30, 2020.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 81.8% of our commercial real estate loan portfolio is located in this region as of June 30, 2021. We have been able to effectively manage our total non-performing commercial real estate loans. As of June 30, 2021, our allowance for credit losses related to this portfolio was $158.5 million compared to $197.1 million as of June 30, 2020. The decrease in the allowance for credit losses in our commercial real estate portfolio is primarily due to the impact on the Company’s loan loss modeling from improving expectations between the two reporting dates primarily related to the Commercial Real Estate Price Index.

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

Residential real estate. Our residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of June 30, 2021, our residential loan portfolio totaled $1.5 billion, or 5% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of June 30, 2021, $23.1 million of our residential real estate mortgages, or 1.5% of our residential real estate loan portfolio were classified as nonaccrual, no loans were 90 or more days past due and still accruing, $3.7 million were 30 to 89 days past due, or 0.2%, and $1.5 billion were current, or 98.3%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, we generally sell in the secondary market loans originated with long-term fixed rates, for which we receive fee income. We may also selectively retain certain of these loans within our banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of June 30, 2021 and 2020 was $12.3 billion and $9.2 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $44.3 million at June 30, 2021, compared to $240.7 million balance at June 30, 2020. The decrease in balance from June 30, 2020 to June 30, 2021 was the result of the Company increasing its exercise of such early buyout options subsequent to June 30, 2020 and continuing such practice into 2021. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. As of June 30, 2021, early buyout exercised mortgage loans held-for-sale totaled $352.0 million compared to $18.5 million as of June 30, 2020.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $3.0 billion in commercial insurance premium finance receivables in the second quarter of 2021 as compared to $2.8 billion of originations in the second quarter of 2020. During the six months ended June 30, 2021 and 2020, FIRST Insurance Funding and FIFC Canada originated approximately $5.5 billion and $4.9 billion, respectively, in commercial insurance premium finance receivables. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $360.0 million in life insurance premium finance receivables in the second quarter of 2021 as compared to $354.3 million of originations in the second quarter of 2020. During the six months ended June 30, 2021 and 2020, Wintrust Life Finance originated approximately $690.3 million and $645.2 million, respectively, in life insurance premium finance receivables. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at June 30, 2021 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2021	One year or less	From one to five years	Over five years
(In thousands)				Total
Commercial
Fixed rate	$420,948	$1,976,100	$796,227	$3,193,275
Fixed rate - PPP	597,356	1,282,051	—	1,879,407
Variable rate	6,365,838	3,694	62	6,369,594
Total commercial	$7,384,142	$3,261,845	$796,289	$11,442,276
Commercial real estate
Fixed rate	509,777	2,127,633	437,944	3,075,354
Variable rate	5,578,790	24,225	—	5,603,015
Total commercial real estate	$6,088,567	$2,151,858	$437,944	$8,678,369
Home equity
Fixed rate	14,613	7,095	47	21,755
Variable rate	348,051	—	—	348,051
Total home equity	$362,664	$7,095	$47	$369,806
Residential real estate
Fixed rate	20,305	10,381	777,239	807,925
Variable rate	60,029	273,717	388,614	722,360
Total residential real estate	$80,334	$284,098	$1,165,853	$1,530,285
Premium finance receivables - commercial
Fixed rate	4,398,271	123,600	—	4,521,871
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$4,398,271	$123,600	$—	$4,521,871
Premium finance receivables - life insurance
Fixed rate	10,030	374,736	20,394	405,160
Variable rate	5,954,396	—	—	5,954,396
Total premium finance receivables - life insurance	$5,964,426	$374,736	$20,394	$6,359,556
Consumer and other
Fixed rate	2,269	1,748	388	4,405
Variable rate	4,619	—	—	4,619
Total consumer and other	$6,888	$1,748	$388	$9,024
Total per category
Fixed rate	5,376,213	4,621,293	2,032,239	12,029,745
Fixed rate - PPP	597,356	1,282,051	—	1,879,407
Variable rate	18,311,723	301,636	388,676	19,002,035
Total loans, net of unearned income	$24,285,292	$6,204,980	$2,420,915	$32,911,187
Variable Rate Loan Pricing by Index:
Prime				$2,573,945
One- month LIBOR				9,384,417
Three- month LIBOR				374,067
Twelve- month LIBOR				6,359,426
Other				310,180
Total variable rate				$19,002,035

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

(Dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
Loans past due greater than 90 days and still accruing (1):
Commercial	$1,244	$—	$307	$1,374
Commercial real estate	—	—	—	—
Home equity	—	—	—	—
Residential real estate	—	—	—	—
Premium finance receivables—commercial	3,570	4,592	12,792	35,638
Premium finance receivables—life insurance	—	191	—	—
Consumer and other	178	161	264	156
Total loans past due greater than 90 days and still accruing	4,992	4,944	13,363	37,168
Non-accrual loans:
Commercial	23,232	22,459	21,743	42,882
Commercial real estate	26,035	34,380	46,107	64,557
Home equity	3,478	5,536	6,529	7,261
Residential real estate	23,050	21,553	26,071	19,529
Premium finance receivables—commercial	6,418	9,690	13,264	16,445
Premium finance receivables—life insurance	—	—	—	15
Consumer and other	485	497	436	427
Total non-accrual loans	82,698	94,115	114,150	151,116
Total non-performing loans:
Commercial	24,476	22,459	22,050	44,256
Commercial real estate	26,035	34,380	46,107	64,557
Home equity	3,478	5,536	6,529	7,261
Residential real estate	23,050	21,553	26,071	19,529
Premium finance receivables—commercial	9,988	14,282	26,056	52,083
Premium finance receivables—life insurance	—	191	—	15
Consumer and other	663	658	700	583
Total non-performing loans	$87,690	$99,059	$127,513	$188,284
Other real estate owned	10,510	8,679	9,711	2,409
Other real estate owned—from acquisitions	5,062	7,134	6,847	7,788
Other repossessed assets	—	—	—	—
Total non-performing assets	103,262	$114,872	$144,071	$198,481
Accruing TDRs not included within non-performing assets	$44,019	$46,151	$47,023	$48,609
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.21%	0.18%	0.18%	0.37%
Commercial real estate	0.30	0.40	0.54	0.79
Home equity	0.94	1.42	1.54	1.56
Residential real estate	1.51	1.52	2.07	1.37
Premium finance receivables—commercial	0.22	0.36	0.64	1.30
Premium finance receivables—life insurance	—	0.00	—	0.00
Consumer and other	7.35	1.83	2.17	1.21
Total non-performing loans	0.27%	0.30%	0.40%	0.60%
Total non-performing assets, as a percentage of total assets	0.22%	0.25%	0.32%	0.46%
Allowance for credit losses as a percentage of nonaccrual loans	367.64%	341.29%	332.82%	246.90%
(1)As of June 30, 2021, $320,000 of TDRs were past due greater than 90 days and still accruing interest. No TDRs were past due greater than 90 days and still accruing interest as of March 31, 2021, December 31, 2020 and June 30, 2020.

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

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at June 30, 2021 and March 31, 2021:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of June 30, 2021
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$23,232	$1,244	$5,204	$18,468	$9,514,721	$9,562,869
Commercial PPP loans	—	—	—	10	1,879,397	1,879,407
Commercial real estate
Construction and development	1,030	—	—	2,207	1,382,012	1,385,249
Non-construction	25,005	—	4,382	17,491	7,246,242	7,293,120
Home equity	3,478	—	301	777	365,250	369,806
Residential real estate	23,050	—	1,584	2,139	1,503,512	1,530,285
Premium finance receivables
Commercial insurance loans	6,418	3,570	7,759	8,793	4,495,331	4,521,871
Life insurance loans	—	—	—	23,965	6,335,591	6,359,556
Consumer and other	485	178	22	75	8,264	9,024
Total loans, net of unearned income	$82,698	$4,992	$19,252	$73,925	$32,730,320	$32,911,187

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
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

As of June 30, 2021, $19.3 million of all loans, or 0.1%, were 60 to 89 days (or two payments) past due and $73.9 million of all loans or 0.2%, were 30 to 59 days (or one payment) past due. As of March 31, 2021, $28.0 million of all loans or 0.1%, were 60 to 89 days (or two payments) past due and $151.7 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2021 that were current with regard to the contractual terms of the loan agreement represent 98.8% of the total home equity portfolio. Residential real estate loans at June 30, 2021 that were current with regards to the contractual terms of the loan agreements comprise 98.3% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$99,059	$179,360	$127,513	$117,588
Additions from becoming non-performing in the respective period	12,762	20,803	22,656	52,998
Additions from the adoption of ASU 2016-13	—	—	—	37,285
Return to performing status	—	(2,566)	(654)	(3,052)
Payments received	(12,312)	(11,201)	(35,043)	(19,150)
Transfer to OREO and other repossessed assets	(3,660)	—	(5,032)	(1,297)
Charge-offs	(4,684)	(12,884)	(7,636)	(15,435)
Net change for niche loans (1)	(3,475)	14,772	(14,114)	19,347
Balance at end of period	$87,690	$188,284	$87,690	$188,284
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

Management determined that the allowance for credit losses was appropriate at June 30, 2021, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Allowance for credit losses at beginning of period	$321,209	$253,412	$379,910	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	—	—	—	47,344
Provision for credit losses	(15,289)	135,058	(60,675)	188,023
Other adjustments	33	42	63	(31)
Charge-offs:
Commercial	3,237	5,686	15,018	7,839
Commercial real estate	1,412	7,224	2,392	7,794
Home equity	142	239	142	1,240
Residential real estate	3	293	5	694
Premium finance receivables	2,077	3,434	5,316	6,618
Consumer and other	104	99	218	227
Total charge-offs	6,975	16,975	23,091	24,412
Recoveries:
Commercial	902	112	1,354	496
Commercial real estate	514	493	714	756
Home equity	328	46	429	340
Residential real estate	36	30	240	90
Premium finance receivables	3,239	833	5,021	1,943
Consumer and other	34	58	66	99
Total recoveries	5,053	1,572	7,824	3,724
Net charge-offs	(1,922)	(15,403)	(15,267)	(20,688)
Allowance for credit losses at period end	$304,031	$373,109	$304,031	$373,109
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.08%	0.20%	0.22%	0.15%
Commercial real estate	0.04	0.33	0.04	0.17
Home equity	(0.20)	0.16	(0.15)	0.37
Residential real estate	(0.01)	0.09	(0.03)	0.10
Premium finance receivables	(0.04)	0.12	0.01	0.11
Consumer and other	0.69	0.25	0.62	0.39
Total loans, net of unearned income	0.02%	0.20%	0.09%	0.15%
Loans at period-end	$32,911,187	$31,402,903
Allowance for loan losses as a percentage of loans at period end	0.79%	1.00%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.92%	1.19
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end, excluding PPP loans	0.98%	1.33

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $42.9 million and $59.6 million as of June 30, 2021 and June 30, 2020, respectively.

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

Collective Measurement

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis and incorporates third party economic forecasts. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macroeconomic scenario provided by a third party and reviewed within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are only considered when either 1) the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable, or 2) the expected extension, renewal or modification is reasonably expected to result in a TDR. The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

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

TDRs

At June 30, 2021, the Company had $55.7 million in loans modified in TDRs. The $55.7 million in TDRs represents 273 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased slightly from $56.6 million representing 273 credits at March 31, 2021 and decreased from $83.5 million representing 278 credits at June 30, 2020.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was individually assessed when measuring the allowance for credit losses at June 30, 2021 and approximately $2.5 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at June 30, 2021, the Company was committed to lend an additional $112,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(In thousands)	2021	2021	2020
Accruing TDRs:
Commercial	$6,911	$7,536	$5,338
Commercial real estate	9,659	9,478	19,106
Residential real estate and other	27,449	29,137	24,165
Total accruing TDRs	$44,019	$46,151	$48,609
Non-accrual TDRs: (1)
Commercial	$4,104	$5,583	$20,788
Commercial real estate	3,434	1,309	8,545
Residential real estate and other	4,190	3,540	5,606
Total non-accrual TDRs	$11,728	$10,432	$34,939
Total TDRs:
Commercial	$11,015	$13,119	$26,126
Commercial real estate	13,093	10,787	27,651
Residential real estate and other	31,639	32,677	29,771
Total TDRs	$55,747	$56,583	$83,548
(1)Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of June 30, 2021 and June 30, 2020, and show the change in the balance during those periods:

Three Months Ended June 30, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$13,119	$10,787	$32,677	$56,583
Additions during the period	395	2,707	1,097	4,199
Reductions:
Charge-offs	(888)	(23)	(7)	(918)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	—	(515)	(515)
Payments received	(1,611)	(378)	(1,613)	(3,602)
Balance at period end	$11,015	$13,093	$31,639	$55,747

Three Months Ended June 30, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$23,706	$32,463	$27,468	$83,637
Additions during the period	3,431	2,082	3,504	9,017
Reductions:
Charge-offs	—	(6,069)	(41)	(6,110)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	—	—	—
Payments received	(1,011)	(825)	(1,160)	(2,996)
Balance at period end	$26,126	$27,651	$29,771	$83,548

Six Months Ended June 30, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,190	$16,726	$33,276	$68,192
Additions during the period	546	2,944	2,835	6,325
Reductions:
Charge-offs	(2,297)	(23)	(7)	(2,327)
Transferred to OREO and other repossessed assets	(99)	—	(459)	(558)
Removal of TDR loan status (1)	—	(800)	(939)	(1,739)
Payments received	(5,325)	(5,754)	(3,067)	(14,146)
Balance at period end	$11,015	$13,093	$31,639	$55,747

Six Months Ended June 30, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,739	$16,873	$28,224	$63,836
Additions during the period	9,033	18,135	5,646	32,814
Reductions:
Charge-offs	—	(6,069)	(386)	(6,455)
Transferred to OREO and other repossessed assets	—	—	(945)	(945)
Removal of TDR loan status (1)	—	—	—	—
Payments received	(1,646)	(1,288)	(2,768)	(5,702)
Balance at period end	$26,126	$27,651	$29,771	$83,548
(1)Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

On March 22, 2020, interagency guidance was issued titled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effect of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 (subsequently extended to January 1, 2022 under CAA), or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Modifications qualifying for the exemption from TDR classification totaled approximately $102.8 million as of June 30, 2021.

The table below presents a summary of all COVID-19 related modified loans, including those not qualifying for the exemption under Section 4013, as of June 30, 2021, presented by loan category and type of modification:

(in thousands)	Interest-only	Full Payment Deferral	Line Increases	Other	Total
Commercial	$3,715	$16,514	$7,295	$25,088	$52,612
Commercial real estate	64,453	24,338	—	3,343	92,134
Home equity	—	—	—	—	—
Residential real estate	—	—	—	—	—
Premium finance receivables	—	781	—	—	781
Consumer and other	—	24	1	—	25
Total loans, net of unearned income	$68,168	$41,657	$7,296	$28,431	$145,552

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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance at beginning of period	$15,813	$11,026	$16,558	$15,171
Disposal/resolved	(3,152)	(612)	(5,314)	(5,405)
Transfers in at fair value, less costs to sell	3,660	—	5,247	954
Fair value adjustments	(749)	(217)	(919)	(523)
Balance at end of period	$15,572	$10,197	$15,572	$10,197

	Period End
(In thousands)	June 30, 2021	March 31, 2021	June 30, 2020
Residential real estate	$1,952	$2,713	$1,382
Residential real estate development	1,030	1,287	—
Commercial real estate	12,590	11,813	8,815
Total	$15,572	$15,813	$10,197

Deposits

Total deposits at June 30, 2021 were $38.8 billion, an increase of $3.2 billion, or 9%, compared to total deposits at June 30, 2020. See Note 9 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2021:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2021 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (1)
1-3 months	$1,049,387	1.40%
4-6 months	844,945	1.08
7-9 months	726,341	0.60
10-12 months	566,664	0.43
13-18 months	601,524	0.59
19-24 months	274,328	0.62
24+ months	300,686	0.63
Total	$4,363,875	0.87%
(1)Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2021		March 31, 2021		June 30, 2020
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$12,246,274	32%	$11,811,194	32%	$9,607,528	27%
NOW and interest-bearing demand deposits	3,626,424	10	3,493,451	9	3,323,124	10
Wealth management deposits	4,369,998	11	4,156,398	11	4,380,996	13
Money market	9,547,167	25	9,335,920	25	8,727,966	25
Savings	3,728,271	10	3,587,566	10	3,394,480	10
Time certificates of deposit	4,632,796	12	4,875,392	13	5,104,701	15
Total average deposits	$38,150,930	100%	$37,259,921	100%	$34,538,795	100%

Total average deposits for the second quarter of 2021 were $38.2 billion, an increase of $3.6 billion, or 10%, from the second quarter of 2020. The increase in average deposits is primarily attributable to additional deposits related to PPP lending and organic growth of retail deposits.

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

	June 30,		December 31,
(Dollars in thousands)	2021	2020	2020	2019	2018
Total deposits	$38,804,616	$35,651,874	$37,092,651	$30,107,138	$26,094,678
Brokered deposits	2,142,346	2,344,851	1,843,227	1,011,404	1,071,562
Brokered deposits as a percentage of total deposits	5.5%	6.6%	5.0%	3.4%	4.1%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(In thousands)	2021	2021	2020
FHLB advances	$1,235,142	$1,228,433	$1,214,375
Other borrowings:
Notes payable	96,306	101,653	141,316
Short-term borrowings	15,034	11,796	9,881
Secured borrowings	350,219	339,923	276,030
Other	64,365	64,816	66,123
Total other borrowings	$525,924	$518,188	$493,350
Subordinated notes	436,644	436,532	436,226
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$2,451,276	$2,436,719	$2,397,517
FHLB advances provide the banks with access to fixed-rate funds that are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $1.2 billion at each of June 30, 2021, March 31, 2021 and June 30, 2020.

Notes payable balances represent the balances on a $200.0 million loan agreement (“Credit Agreement”) with unaffiliated banks consisting of a $50.0 million revolving credit facility (“Revolving Credit Facility”) and a $150.0 million term facility (“Term Facility”). Both the Revolving Credit Facility and the Term Facility are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2021 and 2020, the Company had a balance under the Term Facility of $91.0 million and $112.4 million, respectively. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At June 30, 2020, the Company had no outstanding balance under the Revolving Credit Facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $15.6 million at June 30, 2021 compared to $12.4 million at March 31, 2021 and $8.5 million at June 30, 2020. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

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

Other borrowings at June 30, 2021 include a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 ("Fixed-Rate Promissory Note") related to and secured by three office buildings owned by the Company. At June 30, 2021, the Fixed-Rate Promissory Note had a balance of $64.2 million compared to $64.7 million at March 31, 2021 and $66.0 million at June 30, 2020. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. An amendment to the Fixed-Rate Promissory Note was executed on and became effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025.

At June 30, 2021, the Company had outstanding subordinated notes totaling $436.7 million compared to $436.6 million and $436.3 million outstanding at March 31, 2021 and June 30, 2020, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized costs paid related to the different issuances of such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of June 30, 2021, March 31, 2021 and June 30, 2020. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At June 30, 2021, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	June 30, 2021	March 31, 2021	June 30, 2020
Tier 1 leverage ratio	8.2%	8.2%	8.1%
Risk-based capital ratios:
Tier 1 capital ratio	10.1	10.2	10.1
Common equity tier 1 capital ratio	9.0	9.0	8.8
Total capital ratio	12.4	12.6	12.8
Other ratio:
Total average equity-to-total average assets(1)	9.3	9.3	9.3
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Leverage ratio	4.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	6.0	8.50	6.0
Common equity Tier 1 capital to risk-weighted assets	4.5	7.00	N/A
Total capital to risk-weighted assets	8.0	10.50	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of June 30, 2021 would exceed such revised well-capitalized standard.

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D and Series E preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January and April of 2021, the Company declared a quarterly cash dividend of $0.31 per common share. In January, April, July and October of 2020, the Company declared a quarterly cash dividend of $0.28 per common share.

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

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In the second quarter of 2021, we maintained our liquid assets to ensure that we have the balance sheet strength to serve our clients through the COVID-19 pandemic. As a result, the Company believes that it has sufficient funds and access to funds to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, such as the impacts of the COVID-19 pandemic (including the emergence of variant strains), and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the 2020 Form 10-K and in Part II, Item 1A, of this Form 10-Q, and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•the severity, magnitude and duration of the COVID-19 pandemic, including the emergence of variant strains, and the direct and indirect impact of such pandemic, as well as responses to the pandemic by the government, businesses and consumers, on our operations and personnel, commercial activity and demand across our business and our customers’ businesses;
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
•adverse effects on our information technology systems resulting from failures, human error or cyberattacks (including ransomware);
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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2021, March 31, 2021 and June 30, 2020 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2021	24.6%	11.7%	(6.9)%
March 31, 2021	22.0	10.2	(7.2)
June 30, 2020	25.9	12.6	(8.3)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2021	11.4%	5.8%	(3.3)%
March 31, 2021	10.7	5.4	(3.6)
June 30, 2020	13.0	6.7	(3.2)

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

During the first six months of 2020, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company did not enter into such transactions during the first six months of 2021. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2021 and June 30, 2020.

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

Wintrust Mortgage Matter

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit in the Superior Court of Los Angeles County, California against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage filed its response to the complaint on February 25, 2019. On November 1, 2019, the plaintiff's counsel filed a letter with the California Department of Labor advising that it was initiating an action under California's Private Attorney General Act statute based on the same alleged violations. In November 2019, the parties reached a settlement agreement. The parties executed a settlement agreement and on February 26, 2020, plaintiff moved the court for approval. A hearing on the motion to approve settlement was originally set for June 16, 2020, but the court continued the motion to September 8, 2020. On September 8, 2020, the court requested the parties make certain changes to the settlement agreement that were immaterial to the parties’ settlement terms. The parties revised the settlement agreement consistent with the court's recommendations and submitted the revised settlement agreement to the court for its approval. On January 27, 2021, the court entered its preliminary approval of the settlement. After no class members opted out or objected to the settlement, the court issued its final approval of the settlement on June 17, 2021 and on June 18, 2021, Wintrust Mortgage tendered the settlement amount to the class claims administrator. The Company had reserved an amount for this settlement that is immaterial to its results of operations or financial condition.

Northbrook Bank Matter

On October 17, 2018, two individual plaintiffs filed suit in the Circuit Court of Cook County, Illinois against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen. Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which the court granted on March 5, 2019. On April 3, 2019, the plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank again moved to dismiss. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook moved to dismiss the second amended complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs filed an appeal on December 2, 2019. After this appeal was fully briefed, on September 4, 2020, the Appellate Court for the First District of Illinois remanded the case back to the trial court for lack of appellate jurisdiction. The Appellate Court determined it did not have jurisdiction to hear the appeal because the trial court did not dismiss the suit against defendant Moumen and plaintiffs did not obtain the trial court's consent for immediate appeal of the dismissal order against Northbrook Bank. On October 29, 2020, the plaintiffs cured the jurisdictional issue identified by the Appellate Court by dismissing defendant Moumen. Plaintiffs filed their renewed appeal on November 4, 2020. This matter was fully briefed and on July 30, 2021, the Appellate Court issued an opinion affirming the trial court’s dismissal of the compliant with prejudice.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the 2020 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the six months ended June 30, 2021.

Item 6: Exhibits:

(a)Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

3.1
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2021, and incorporated herein by reference).

10.1
Second Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 8, 2021).*

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	August 6, 2021	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)