Form 10-Q
period 2021-09-30
WINTRUST FINANCIAL CORP
filed 2021-11-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Common Stock — no par value, 57,007,314 shares, as of October 31, 2021

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2021	December 31, 2020	September 30, 2020
Assets
Cash and due from banks	$462,244	$322,415	$308,639
Federal funds sold and securities purchased under resale agreements	55	59	56
Interest-bearing deposits with banks	5,232,315	4,802,527	3,825,823
Available-for-sale securities, at fair value	2,373,478	3,055,839	2,946,459
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $83, $59 and $63 at September 30, 2021, December 31, 2020 and September 30, 2020, respectively ($2.7 billion, $593.8 million and $575.9 million fair value at September 30, 2021, December 31, 2020 and September 30, 2020, respectively)	2,736,722	579,138	560,267
Trading account securities	1,103	671	1,720
Equity securities with readily determinable fair value	88,193	90,862	54,398
Federal Home Loan Bank and Federal Reserve Bank stock	135,408	135,588	135,568
Brokerage customer receivables	26,378	17,436	16,818
Mortgage loans held-for-sale, at fair value	925,312	1,272,090	959,671
Loans, net of unearned income	33,264,043	32,079,073	32,135,555
Allowance for loan losses	(248,612)	(319,374)	(325,959)
Net loans	33,015,431	31,759,699	31,809,596
Premises, software and equipment, net	748,872	768,808	774,288
Lease investments, net	243,933	242,434	230,373
Accrued interest receivable and other assets	1,166,917	1,351,455	1,424,728
Goodwill	645,792	645,707	644,644
Other intangible assets	30,118	36,040	38,670
Total assets	$47,832,271	$45,080,768	$43,731,718
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$13,255,417	$11,748,455	$10,409,747
Interest-bearing	26,697,141	25,344,196	25,434,675
Total deposits	39,952,558	37,092,651	35,844,422
Federal Home Loan Bank advances	1,241,071	1,228,429	1,228,422
Other borrowings	504,527	518,928	507,395
Subordinated notes	436,811	436,506	436,385
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	1,348	200,907	—
Accrued interest payable and other liabilities	1,032,073	1,233,786	1,387,439
Total liabilities	43,421,954	40,964,773	39,657,629
Shareholders' Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at September 30, 2021, December 31, 2020 and September 30, 2020	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at September 30, 2021, December 31, 2020 and September 30, 2020	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2021, December 31, 2020 and September 30, 2020; 58,793,715 shares issued at September 30, 2021, 58,473,252 shares issued at December 31, 2020 and 58,322,775 shares issued at September 30, 2020	58,794	58,473	58,323
Surplus	1,674,062	1,649,990	1,647,049
Treasury stock, at cost, 1,837,689 shares at September 30, 2021 and 1,703,627 shares at December 31, 2020, and 720,784 shares at September 30, 2020	(109,903)	(100,363)	(44,891)
Retained earnings	2,373,447	2,080,013	2,001,949
Accumulated other comprehensive income (loss)	1,417	15,382	(841)
Total shareholders’ equity	4,410,317	4,115,995	4,074,089
Total liabilities and shareholders’ equity	$47,832,271	$45,080,768	$43,731,718
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income
Interest and fees on loans	$285,587	$280,479	$844,388	$877,064
Mortgage loans held-for-sale	7,716	5,791	24,935	13,720
Interest-bearing deposits with banks	2,000	1,181	4,352	7,259
Federal funds sold and securities purchased under resale agreements	—	—	—	102
Investment securities	25,189	21,819	68,076	81,391
Trading account securities	3	6	6	26
Federal Home Loan Bank and Federal Reserve Bank stock	1,777	1,774	5,291	5,116
Brokerage customer receivables	185	106	457	361
Total interest income	322,457	311,156	947,505	985,039
Interest expense
Interest on deposits	19,305	39,084	71,547	156,576
Interest on Federal Home Loan Bank advances	4,931	4,947	14,658	13,241
Interest on other borrowings	2,501	3,012	7,678	9,994
Interest on subordinated notes	5,480	5,474	16,469	16,452
Interest on junior subordinated debentures	2,744	2,703	8,172	8,266
Total interest expense	34,961	55,220	118,524	204,529
Net interest income	287,496	255,936	828,981	780,510
Provision for credit losses	(7,916)	25,026	(68,562)	213,040
Net interest income after provision for credit losses	295,412	230,910	897,543	567,470
Non-interest income
Wealth management	31,531	24,957	91,530	73,534
Mortgage banking	55,794	108,544	219,872	259,194
Service charges on deposit accounts	14,149	11,497	39,434	33,182
(Losses) gains on investment securities, net	(2,431)	411	8	(3,140)
Fees from covered call options	1,157	—	2,545	2,292
Trading gains (losses), net	58	183	39	(902)
Operating lease income, net	12,807	11,717	39,487	35,486
Other	23,409	13,284	59,438	46,182
Total non-interest income	136,474	170,593	452,353	445,828
Non-interest expense
Salaries and employee benefits	170,912	164,042	524,538	454,960
Software and equipment	22,029	17,251	63,807	47,931
Operating lease equipment depreciation	10,013	9,425	30,733	27,977
Occupancy, net	18,158	15,830	55,841	50,270
Data processing	7,104	5,689	20,072	24,468
Advertising and marketing	13,443	7,880	33,294	26,446
Professional fees	7,052	6,488	21,943	20,896
Amortization of other intangible assets	1,877	2,701	5,923	8,384
FDIC insurance	6,750	6,772	19,713	17,988
OREO expense, net	(1,531)	(168)	(1,013)	(807)
Other	26,337	28,309	74,294	79,715
Total non-interest expense	282,144	264,219	849,145	758,228
Income before taxes	149,742	137,284	500,751	255,070
Income tax expense	40,605	29,969	133,357	63,284
Net income	$109,137	$107,315	$367,394	$191,786
Preferred stock dividends	6,991	10,286	20,973	14,386
Net income applicable to common shares	$102,146	$97,029	$346,421	$177,400
Net income per common share—Basic	$1.79	$1.68	$6.08	$3.08
Net income per common share—Diluted	$1.77	$1.67	$6.00	$3.06
Cash dividends declared per common share	$0.31	$0.28	$0.93	$0.84
Weighted average common shares outstanding	57,000	57,597	56,985	57,595
Dilutive potential common shares	753	449	728	469
Average common shares and dilutive common shares	57,753	58,046	57,713	58,064
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$109,137	$107,315	$367,394	$191,786
Unrealized (losses) gains on available-for-sale securities
Before tax	(14,141)	(14,563)	(68,555)	81,859
Tax effect	3,767	3,881	18,290	(21,816)
Net of tax	(10,374)	(10,682)	(50,265)	60,043
Reclassification of net gains on available-for-sale securities included in net income
Before tax	350	50	1,144	200
Tax effect	(94)	(14)	(307)	(54)
Net of tax	256	36	837	146
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	54	54	158	178
Tax effect	(14)	(14)	(42)	(47)
Net of tax	40	40	116	131
Net unrealized (losses) gains on available-for-sale securities	(10,670)	(10,758)	(51,218)	59,766
Unrealized gains (losses) on derivative instruments
Before tax	9,004	10,393	51,008	(31,167)
Tax effect	(2,400)	(2,770)	(13,594)	8,325
Net unrealized gains (losses) on derivative instruments	6,604	7,623	37,414	(22,842)
Foreign currency adjustment
Before tax	(5,858)	3,716	(248)	(3,939)
Tax effect	1,208	(825)	87	852
Net foreign currency adjustment	(4,650)	2,891	(161)	(3,087)
Total other comprehensive (loss) income	(8,716)	(244)	(13,965)	33,837
Comprehensive income	$100,421	$107,071	$353,429	$225,623
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at June 30, 2020	$412,500	$58,294	$1,643,864	$(44,891)	$1,921,048	$(597)	$3,990,218
Net income	—	—	—	—	107,315	—	107,315
Other comprehensive loss, net of tax	—	—	—	—	—	(244)	(244)
Cash dividends declared on common stock, $0.28 per share	—	—	—	—	(16,128)	—	(16,128)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $716.15 per share	—	—	—	—	(10,286)	—	(10,286)
Stock-based compensation	—	—	1,255	—	—	—	1,255
Common stock issued for:
Exercise of stock options and warrants	—	7	490	—	—	—	497
Restricted stock awards	—	2	(2)	—	—	—	—
Employee stock purchase plan	—	20	827	—	—	—	847
Director compensation plan	—	—	615	—	—	—	615
Balance at September 30, 2020	$412,500	$58,323	$1,647,049	$(44,891)	$2,001,949	$(841)	$4,074,089

Balance at January 1, 2020	$125,000	$57,951	$1,650,278	$(6,931)	$1,899,630	$(34,678)	$3,691,250
Cumulative effect adjustment from the adoption of ASU 2016-13, net of tax	—	—	—	—	(26,717)	—	(26,717)
Net income	—	—	—	—	191,786	—	191,786
Other comprehensive income, net of tax	—	—	—	—	—	33,837	33,837
Cash dividends declared on common stock, $0.84 per share	—	—	—	—	(48,364)	—	(48,364)
Dividends on Series D preferred stock, $1.23 per share and Series E preferred stock, $716.15 per share	—	—	—	—	(14,386)	—	(14,386)
Common stock repurchases under authorized program	—	—	—	(37,116)	—	—	(37,116)
Stock-based compensation	—	—	(1,023)	—	—	—	(1,023)
Issuance of Series E preferred stock	287,500	—	(9,857)	—	—	—	277,643
Common stock issued for:
Exercise of stock options and warrants	—	105	3,923	(92)	—	—	3,936
Restricted stock awards	—	195	(195)	(752)	—	—	(752)
Employee stock purchase plan	—	52	2,180	—	—	—	2,232
Director compensation plan	—	20	1,743	—	—	—	1,763
Balance at September 30, 2020	$412,500	$58,323	$1,647,049	$(44,891)	$2,001,949	$(841)	$4,074,089

Balance at June 30, 2021	$412,500	$58,770	$1,669,002	$(100,363)	$2,288,969	$10,133	$4,339,011
Net income	—	—	—	—	109,137	—	109,137
Other comprehensive loss, net of tax	—	—	—	—	—	(8,716)	(8,716)
Cash dividends declared on common stock, $0.31 per share	—	—	—	—	(17,668)	—	(17,668)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Common stock repurchases under authorized program	—	—	—	(9,540)	—	—	(9,540)
Stock-based compensation	—	—	3,243	—	—	—	3,243
Common stock issued for:
Exercise of stock options and warrants	—	8	310	—	—	—	318
Restricted stock awards	—	3	(3)	—	—	—	—
Employee stock purchase plan	—	13	915	—	—	—	928
Director compensation plan	—	—	595	—	—	—	595
Balance at September 30, 2021	$412,500	$58,794	$1,674,062	$(109,903)	$2,373,447	$1,417	$4,410,317

Balance at January 1, 2021	$412,500	$58,473	$1,649,990	$(100,363)	$2,080,013	$15,382	$4,115,995
Net income	—	—	—	—	367,394	—	367,394
Other comprehensive loss, net of tax	—	—	—	—	—	(13,965)	(13,965)
Cash dividends declared on common stock, $0.93 per share	—	—	—	—	(52,987)	—	(52,987)
Dividends on Series D preferred stock, $1.23 per share and Series E preferred stock, $1,289.07 per share	—	—	—	—	(20,973)	—	(20,973)
Common stock repurchased under authorized program	—	—	—	(9,540)	—	—	(9,540)
Stock-based compensation	—	—	9,437	—	—	—	9,437
Common stock issued for:
Exercise of stock options and warrants	—	246	10,313	—	—	—	10,559
Restricted stock awards	—	13	(13)	—	—	—	—
Employee stock purchase plan	—	38	2,510	—	—	—	2,548
Director compensation plan	—	24	1,825	—	—	—	1,849
Balance at September 30, 2021	$412,500	$58,794	$1,674,062	$(109,903)	$2,373,447	$1,417	$4,410,317

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020
Operating Activities:
Net income	$367,394	$191,786
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	(68,562)	213,040
Depreciation, amortization and accretion, net	75,389	71,295
Stock-based compensation expense (benefit)	9,437	(1,023)
Amortization of premium on securities, net	5,188	8,079
Accretion of discount and deferred fees on loans, net	(68,413)	(60,451)
Mortgage servicing rights fair value changes, net	15,685	49,097
Non-designated derivatives fair value changes, net	(378)	(600)
Originations and purchases of mortgage loans held-for-sale	(5,504,906)	(5,653,486)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. Government Agencies, net of subsequent paydowns or payoffs	(9,747)	(71,625)
Proceeds from sales of mortgage loans held-for-sale	6,014,689	5,280,587
Bank owned life insurance ("BOLI") income	(4,620)	(1,884)
Increase in trading securities, net	(432)	(652)
Increase in brokerage customer receivables, net	(8,942)	(245)
Gains on mortgage loans sold	(178,927)	(260,622)
(Gains) losses on investment securities, net	(8)	3,140
(Gains) losses on sales of premises and equipment, net, and sale of related deposit liabilities	(3,649)	192
Gains on sales and fair value adjustments of other real estate owned, net	(2,134)	(933)
Decrease (increase) in accrued interest receivable and other assets, net	121,657	(154,912)
Decrease in accrued interest payable and other liabilities, net	(27,720)	(33,935)
Net Cash Provided by (Used for) Operating Activities	731,001	(423,152)
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	1,101,149	1,005,968
Proceeds from maturities and calls of held-to-maturity securities	177,668	698,305
Proceeds from sales of available-for-sale securities	192,227	502,676
Proceeds from sales of equity securities with readily determinable fair value	9,759	6,530
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	2,467	1,691
Purchases of available-for-sale securities	(682,172)	(1,273,798)
Purchases of held-to-maturity securities	(2,537,242)	(125,220)
Purchases of equity securities with readily determinable fair value	(6,000)	(11,367)
Purchases of equity securities without readily determinable fair value	(7,295)	(3,666)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	180	(34,829)
Contributions to investments in partnerships, net	(2,757)	(606)
Proceeds from sales of other real estate owned	7,263	6,937
Increase in interest-bearing deposits with banks, net	(428,917)	(1,662,172)
Increase in loans, net	(1,169,636)	(5,174,163)
Purchases of premises and equipment, net	(23,434)	(54,392)
Net Cash Used for Investing Activities	(3,366,740)	(6,118,106)
Financing Activities:
Increase in deposit accounts, net	2,863,778	5,737,721
(Decrease) increase in other borrowings, net	(15,716)	91,823
Increase in Federal Home Loan Bank advances, net	12,629	553,500
Proceeds from the issuance of preferred stock, net	—	277,643
Cash payments to settle contingent consideration liabilities recognized in business combinations	(16,583)	(4,523)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	14,956	8,023
Common stock repurchases under authorized program	(9,540)	(37,116)
Common stock repurchases for tax withholdings related to stock-based compensation	—	(844)
Dividends paid	(73,960)	(62,750)
Net Cash Provided by Financing Activities	2,775,564	6,563,477
Net Increase in Cash and Cash Equivalents	139,825	22,219
Cash and Cash Equivalents at Beginning of Period	322,474	286,476
Cash and Cash Equivalents at End of Period	$462,299	$308,695
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

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company’s significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the 2020 Form 10-K.

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

In November 2020, federal and state banking regulators issued the “Interagency Policy Statement on Reference Rates for Loans" to reiterate that a specific replacement rate for loans impacted by reference rate reform has not been endorsed and entities may utilize any replacement reference rate determined to be appropriate based on its funding model and customer needs. As discussed in the “Interagency Policy Statement on Reference Rates for Loans," fallback language should be included in lending contracts to provide for use of a robust fallback rate if the initial reference rate is discontinued. Additionally, federal banking regulators issued the "Interagency Statement on LIBOR Transition" acknowledging that the administrator of USD London Interbank Offered Rate (LIBOR) benchmarks has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the administrator of USD LIBOR benchmarks confirmed these dates and will cease publication of USD LIBOR tenors accordingly. As discussed in the "Interagency Statement on LIBOR Transition," regulators encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly, safe and sound LIBOR transition. The Company continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements.
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

In August 2021, the FASB issued ASU No. 2021-06, "Presentation of Financial Statements (Topic 206), Financial Services - Depository and Lending (Topic 942), and Financial Services - Investment Companies (Topic 946)" which amends certain SEC paragraphs in the codification in response to SEC final rule over Financial Disclosures about Acquired and Disposed Businesses by amending ASC Topic 946 by providing additional guidance on financial statement requirements related to Regulation S-X Rule 6-11, Financial Statements of Funds Acquired or to be Acquired. This guidance was effective upon issuance on August 9, 2021. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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
In August 2021, the FASB issued ASU No. 2021-06, "Presentation of Financial Statements (Topic 206), Financial Services - Depository and Lending (Topic 942), and Financial Services - Investment Companies (Topic 946)" which amends certain SEC paragraphs in the codification in response to the SEC final rule on the Update of Statistical Disclosures for Banks and Savings and Loan Registrants by removing the disclosure requirements for various categories of loans contained in ASC

Topic 942. This guidance was effective upon issuance on August 9, 2021. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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
Leases - Certain Leases with Variable Lease Payments
In July 2021, the FASB issued ASU No. 2021-05, "Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments" which amends lessor lease classification requirements to allow leases with variable lease payments that are not dependent on a reference index or rate to be classified and accounted for as an operating lease, provided the lease would have been classified as a sales-type or direct financing lease and the lessor would have otherwise recognized a day-one loss. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted. As the Company has adopted ASC Topic 842, this guidance is to be applied retrospectively to leases that commenced or were modified after adoption or prospectively to leases that will commence or be modified after the application of these amendments. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

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

(4) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$6,000	$—	$—	$6,000
U.S. Government agencies	50,163	3,112	—	53,275
Municipal	170,612	4,202	(214)	174,600
Corporate notes:
Financial issuers	98,848	500	(1,241)	98,107
Other	1,000	11	—	1,011
Mortgage-backed: (1)
Mortgage-backed securities	1,913,139	44,931	(25,434)	1,932,636
Collateralized mortgage obligations	107,657	192	—	107,849
Total available-for-sale securities	$2,347,419	$52,948	$(26,889)	$2,373,478
Held-to-maturity securities
U.S. Government agencies	$176,143	$482	$(2,878)	$173,747
Municipal	190,662	10,321	(334)	200,649
Mortgage-backed securities	2,318,309	1,924	(46,102)	2,274,131
Corporate notes	51,691	—	(738)	50,953
Total held-to-maturity securities	$2,736,805	$12,727	$(50,052)	$2,699,480
Less: Allowance for credit losses	(83)
Held-to-maturity securities, net of allowance for credit losses	$2,736,722
Equity securities with readily determinable fair value	$83,909	$5,678	$(1,394)	$88,193
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$304,956	$15	$—	$304,971
U.S. Government agencies	80,074	4,439	—	84,513
Municipal	141,244	5,707	(41)	146,910
Corporate notes:
Financial issuers	91,786	1,363	(2,764)	90,385
Other	1,000	20	—	1,020
Mortgage-backed: (1)
Mortgage-backed securities	2,330,332	86,721	(15)	2,417,038
Collateralized mortgage obligations	10,689	313	—	11,002
Total available-for-sale securities	$2,960,081	$98,578	$(2,820)	$3,055,839
Held-to-maturity securities
U.S. Government agencies	$177,959	$2,552	$—	$180,511
Municipal	200,707	12,232	(214)	212,725
Mortgage-backed securities	200,531	—	—	200,531
Total held-to-maturity securities	$579,197	$14,784	$(214)	$593,767
Less: Allowance for credit losses	(59)
Held-to-maturity securities, net of allowance for credit losses	$579,138
Equity securities with readily determinable fair value	$87,618	$3,674	$(430)	$90,862
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$279,903	$206	$(1)	$280,108
U.S. Government agencies	172,951	5,715	—	178,666
Municipal	150,333	3,996	(134)	154,195
Corporate notes:
Financial issuers	106,764	455	(4,110)	103,109
Other	1,000	26	—	1,026
Mortgage-backed: (1)
Mortgage-backed securities	2,121,423	94,543	(11)	2,215,955
Collateralized mortgage obligations	13,036	365	(1)	13,400
Total available-for-sale securities	$2,845,410	$105,306	$(4,257)	$2,946,459
Held-to-maturity securities
U.S. Government agencies	$349,415	$4,396	$—	$353,811
Municipal	$210,915	11,339	(118)	222,136
Total held-to-maturity securities	$560,330	$15,735	$(118)	$575,947
Less: Allowance for credit losses	(63)
Held-to-maturity securities, net of allowance for credit losses	$560,267
Equity securities with readily determinable fair value	$53,250	$1,537	$(389)	$54,398
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $35.2 million as of September 30, 2021. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward and no downward adjustments related to such observable price changes for the three and nine months ended September 30, 2021. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. The Company recorded $2.1 million of impairment of equity securities without readily determinable fair values for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company recorded $2.2 million of impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	—	—	—	—
Municipal	54,995	(210)	111	(4)	55,106	(214)
Corporate notes:
Financial issuers	24,778	(223)	45,975	(1,018)	70,753	(1,241)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	850,161	(25,434)	—	—	850,161	(25,434)
Collateralized mortgage obligations	—	—	—	—	—	—
Total available-for-sale securities	$929,934	$(25,867)	$46,086	$(1,022)	$976,020	$(26,889)

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

The Company does not consider available-for-sale securities with unrealized losses at September 30, 2021 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes.

See Note 6—Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at September 30, 2021.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Realized gains on investment securities	$355	$78	$1,184	$725
Realized losses on investment securities	(5)	(28)	(40)	(525)
Net realized gains on investment securities	350	50	1,144	200
Unrealized gains on equity securities with readily determinable fair value	1	471	2,627	2,118
Unrealized losses on equity securities with readily determinable fair value	(634)	(110)	(1,585)	(3,766)
Net unrealized (losses) gains on equity securities with readily determinable fair value	(633)	361	1,042	(1,648)
Upward adjustments of equity securities without readily determinable fair values	—	—	—	393
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	(2,148)	—	(2,178)	(2,085)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(2,148)	—	(2,178)	(1,692)
(Losses) gains on investment securities, net	$(2,431)	$411	$8	$(3,140)
Proceeds from sales of available-for-sale securities(1)	$189,851	$—	$192,227	$502,676
Proceeds from sales of equity securities with readily determinable fair value	3,500	2,500	9,759	6,530
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,330	1,247	2,467	1,691
(1)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2021, December 31, 2020 and September 30, 2020, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$45,459	$45,549	$343,601	$343,846	$338,702	$338,954
Due in one to five years	92,457	94,134	67,901	70,334	76,843	78,843
Due in five to ten years	121,099	121,650	111,886	112,178	108,688	105,968
Due after ten years	67,608	71,660	95,672	101,441	186,718	193,339
Mortgage-backed	2,020,796	2,040,485	2,341,021	2,428,040	2,134,459	2,229,355
Total available-for-sale securities	$2,347,419	$2,373,478	$2,960,081	$3,055,839	$2,845,410	$2,946,459
Held-to-maturity securities
Due in one year or less	$5,466	$5,493	$7,138	$7,186	$6,911	$6,942
Due in one to five years	75,724	76,173	22,217	23,068	21,392	21,999
Due in five to ten years	150,908	157,282	150,621	159,293	144,468	151,175
Due after ten years	186,398	186,401	198,690	203,689	387,559	395,831
Mortgage-backed	2,318,309	2,274,131	200,531	200,531	—	—
Total held-to-maturity securities	$2,736,805	$2,699,480	$579,197	$593,767	$560,330	$575,947
Less: Allowance for credit losses	(83)		(59)		(63)
Held-to-maturity securities, net of allowance for credit losses	$2,736,722		$579,138		$560,267

Securities having a carrying value of $2.5 billion at September 30, 2021 as well as securities having a carrying value of $2.4 billion and $3.0 billion at December 31, 2020 and September 30, 2020, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At September 30, 2021, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(5) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2021	2020	2020
Balance:
Commercial	$11,187,972	$11,955,967	$12,276,999
Commercial real estate	8,885,714	8,494,132	8,423,142
Home equity	347,662	425,263	446,274
Residential real estate	1,547,736	1,259,598	1,384,810
Premium finance receivables
Commercial insurance	4,616,977	4,054,489	4,060,144
Life insurance	6,655,453	5,857,436	5,488,832
Consumer and other	22,529	32,188	55,354
Total loans, net of unearned income	$33,264,043	$32,079,073	$32,135,555
Mix:
Commercial	33%	37%	39%
Commercial real estate	27	26	26
Home equity	1	1	1
Residential real estate	5	5	4
Premium finance receivables
Commercial insurance	14	13	13
Life insurance	20	18	17
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses, which, for the commercial and commercial real estate portfolios, are located primarily within the geographic market areas that the banks serve. Various niche lending businesses, including lease finance and franchise lending, operate on a national level. Additionally, to provide short-term relief due to macroeconomic deterioration from the COVID-19 pandemic to small businesses within such market areas, the Company originated loans through the Paycheck Protection Program ("PPP"), an expansion of guaranteed lending under Section 7(a) of the Small Business Act within the CARES Act. As of September 30, 2021, the Company's commercial portfolio included approximately $1.1 billion of such PPP loans. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $124.0 million at September 30, 2021, $113.1 million at December 31, 2020 and $108.5 million at September 30, 2020.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $13.1 million at September 30, 2021, $(3.2) million at December 31, 2020 and $(42.3) million at September 30, 2020. Net deferred fees as of September 30, 2021 includes $24.8 million of net deferred fees paid by the Small Business Administration ("SBA") for loans originated under the PPP. As PPP loans share similar characteristics (loan terms), and prepayments are considered probable and can reasonably be estimated due to terms of the program, the Company considers estimated future principal prepayments in recognizing such deferred fees for determining a constant effective yield on the portfolio of loans.

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

Home equity loans: The Company's home equity loans and lines of credit are primarily originated by each of the bank subsidiaries in their local markets where there is a strong understanding of the underlying real estate value. The Company's banks monitor and manage these loans, and conduct an automated review of all home equity loans and lines of credit at least twice per year. The bank’s subsidiaries use this information to manage loans that may be higher risk and to determine whether to obtain additional credit information or updated property valuations. In a limited number of cases, the Company may issue home equity credit together with first mortgage financing, and requests for such financing are evaluated on a combined basis.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest as such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $119.2 million at September 30, 2021, $121.9 million at December 31, 2020, and $116.9 million at September 30, 2020.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at September 30, 2021, December 31, 2020 and September 30, 2020:

As of September 30, 2021		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$26,468	$—	$9,768	$24,086	$10,045,662	$10,105,984
Commercial PPP loans	—	—	—	1,138	1,080,850	1,081,988
Commercial real estate
Construction and development	1,030	—	—	12,631	1,330,054	1,343,715
Non-construction	22,676	—	5,395	67,187	7,446,741	7,541,999
Home equity	3,449	164	340	867	342,842	347,662
Residential real estate	22,633	—	1,540	1,076	1,522,487	1,547,736
Premium finance receivables
Commercial insurance loans	7,300	5,811	10,642	14,614	4,578,610	4,616,977
Life insurance loans	—	—	5,162	7,040	6,643,251	6,655,453
Consumer and other	384	126	16	125	21,878	22,529
Total loans, net of unearned income	$83,940	$6,101	$32,863	$128,764	$33,012,375	$33,264,043

As of December 31, 2020		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$21,743	$307	$6,900	$44,345	$9,166,751	$9,240,046
Commercial PPP loans	—	—	—	36	2,715,885	2,715,921
Commercial real estate
Construction and development	5,633	—	—	5,344	1,360,825	1,371,802
Non-construction	40,474	—	5,178	26,772	7,049,906	7,122,330
Home equity	6,529	—	47	637	418,050	425,263
Residential real estate	26,071	—	1,635	12,584	1,219,308	1,259,598
Premium finance receivables
Commercial insurance loans	13,264	12,792	6,798	18,809	4,002,826	4,054,489
Life insurance loans	—	—	21,003	30,465	5,805,968	5,857,436
Consumer and other	436	264	24	136	31,328	32,188
Total loans, net of unearned income	$114,150	$13,363	$41,585	$139,128	$31,770,847	$32,079,073

As of September 30, 2020		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$42,036	$—	$2,168	$48,271	$8,805,511	$8,897,986
Commercial PPP loans	—	—	—	—	3,379,013	3,379,013
Commercial real estate
Construction and development	10,980	—	—	12,150	1,310,019	1,333,149
Non-construction	57,835	—	8,299	41,312	6,982,547	7,089,993
Home equity	6,329	—	70	1,148	438,727	446,274
Residential real estate	22,069	—	814	2,443	1,359,484	1,384,810
Premium finance receivables
Commercial insurance loans	21,080	12,177	7,495	18,839	4,000,553	4,060,144
Life insurance loans	—	—	30,791	61,893	5,396,148	5,488,832
Consumer and other	422	175	273	493	53,991	55,354
Total loans, net of unearned income	$160,751	$12,352	$49,910	$186,549	$31,725,993	$32,135,555

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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at September 30, 2021:

As of September 30, 2021	Year of Origination							Revolving	Total
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$1,876,457	$1,567,410	$1,005,156	$711,177	$481,140	$620,202	$3,301,541	$10,236	$9,573,319
Special mention	18,468	52,692	67,528	42,470	31,785	22,358	106,454	5,841	347,596
Substandard accrual	17,805	5,246	21,901	33,886	8,712	41,590	28,641	820	158,601
Substandard nonaccrual/doubtful	5,227	3,803	5,008	4,206	2,189	5,503	532	—	26,468
Total commercial, industrial and other	$1,917,957	$1,629,151	$1,099,593	$791,739	$523,826	$689,653	$3,437,168	$16,897	$10,105,984
Commercial PPP
Pass	$909,139	$171,213	$—	$—	$—	$—	$—	$—	$1,080,352
Special mention	—	1,356	—	—	—	—	—	—	1,356
Substandard accrual	—	280	—	—	—	—	—	—	280
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total commercial PPP	$909,139	$172,849	$—	$—	$—	$—	$—	$—	$1,081,988
Construction and development
Pass	$214,644	$403,619	$326,654	$131,600	$79,752	$88,452	$24,382	$2,688	$1,271,791
Special mention	282	8,475	12,144	17,685	23,435	3,234	—	—	65,255
Substandard accrual	—	—	316	2,558	2,132	478	155	—	5,639
Substandard nonaccrual/doubtful	—	—	—	—	—	1,030	—	—	1,030
Total construction and development	$214,926	$412,094	$339,114	$151,843	$105,319	$93,194	$24,537	$2,688	$1,343,715
Non-construction
Pass	$1,039,349	$1,215,988	$997,258	$796,708	$752,951	$2,053,618	$185,418	$4,979	$7,046,269
Special mention	3,517	10,307	51,203	61,392	44,193	155,150	—	—	325,762
Substandard accrual	—	1,960	33,544	20,725	21,345	69,718	—	—	147,292

Substandard nonaccrual/doubtful	—	—	—	112	169	22,395	—	—	22,676
Total non-construction	$1,042,866	$1,228,255	$1,082,005	$878,937	$818,658	$2,300,881	$185,418	$4,979	$7,541,999
Home equity
Pass	$8	$—	$—	$—	$28	$7,050	$319,725	$—	$326,811
Special mention	—	—	—	—	—	614	5,355	242	6,211
Substandard accrual	—	—	—	184	67	9,341	949	650	11,191
Substandard nonaccrual/doubtful	—	—	—	47	81	2,794	527	—	3,449
Total home equity	$8	$—	$—	$231	$176	$19,799	$326,556	$892	$347,662
Residential real estate
Pass	$672,993	$299,739	$193,715	$79,703	$87,361	$162,230	$—	$—	$1,495,741
Special mention	884	269	459	2,123	1,848	8,331	—	—	13,914
Substandard accrual	1,129	2,234	731	887	2,033	8,434	—	—	15,448
Substandard nonaccrual/doubtful	—	994	1,554	859	4,807	14,419	—	—	22,633
Total residential real estate	$675,006	$303,236	$196,459	$83,572	$96,049	$193,414	$—	$—	$1,547,736
Premium finance receivables - commercial
Pass	$4,453,036	$106,802	$13,179	$1,429	$49	$—	$—	$—	$4,574,495
Special mention	31,671	1,693	9	—	1	—	—	—	33,374
Substandard accrual	1,153	608	2	45	—	—	—	—	1,808
Substandard nonaccrual/doubtful	4,620	2,601	67	12	—	—	—	—	7,300
Total premium finance receivables - commercial	$4,490,480	$111,704	$13,257	$1,486	$50	$—	$—	$—	$4,616,977
Premium finance receivables - life
Pass	$340,318	$782,936	$734,280	$673,416	$699,250	$3,424,672	$—	$—	$6,654,872
Special mention	—	—	—	—	581	—	—	—	581
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$340,318	$782,936	$734,280	$673,416	$699,831	$3,424,672	$—	$—	$6,655,453
Consumer and other
Pass	$2,769	$1,120	$1,254	$1,230	$84	$4,595	$10,647	$—	$21,699
Special mention	—	4	17	—	80	82	6	—	189
Substandard accrual	—	3	1	—	—	250	3	—	257
Substandard nonaccrual/doubtful	—	4	—	100	—	280	—	—	384
Total consumer and other	$2,769	$1,131	$1,272	$1,330	$164	$5,207	$10,656	$—	$22,529
Total loans (1)
Pass	$9,508,713	$4,548,827	$3,271,496	$2,395,263	$2,100,615	$6,360,819	$3,841,713	$17,903	$32,045,349
Special mention	54,822	74,796	131,360	123,670	101,923	189,769	111,815	6,083	794,238
Substandard accrual	20,087	10,331	56,495	58,285	34,289	129,811	29,748	1,470	340,516
Substandard nonaccrual/doubtful	9,847	7,402	6,629	5,336	7,246	46,421	1,059	—	83,940
Total loans	$9,593,469	$4,641,356	$3,465,980	$2,582,554	$2,244,073	$6,726,820	$3,984,335	$25,456	$33,264,043
(1)Includes $37.5 million of loans with COVID-19 related modifications that migrated from pass as of March 1, 2020 to special mention or substandard accrual as of September 30, 2021. These loans were further qualitatively evaluated as a part of the measurement of the allowance for credit losses as of September 30, 2021.

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

As of September 30, 2021	Year of Origination						Total
(In thousands)	2021	2020	2019	2018	2017	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$97,790	$25,000	$—	$50,000	$—	$3,353	$176,143
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$97,790	$25,000	$—	$50,000	$—	$3,353	$176,143
Municipal
1-4 internal grade	$1,371	$—	$161	$7,508	$43,358	$138,264	$190,662
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$1,371	$—	$161	$7,508	$43,358	$138,264	$190,662
Mortgage-backed securities
1-4 internal grade	$2,318,309	$—	$—	$—	$—	$—	$2,318,309
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$2,318,309	$—	$—	$—	$—	$—	$2,318,309
Corporate notes
1-4 internal grade	$—	$13,578	$7,419	$3,285	$3,237	$24,172	$51,691
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$13,578	$7,419	$3,285	$3,237	$24,172	$51,691
Total held-to-maturity securities							$2,736,805
Less: Allowance for credit losses							(83)
Held-to-maturity securities, net of allowance for credit losses							$2,736,722

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

	September 30,	December 31,	September 30,
(In thousands)	2021	2020	2020
Allowance for loan losses	$248,612	$319,374	$325,959
Allowance for unfunded lending-related commitments losses	47,443	60,536	62,949
Allowance for loan losses and unfunded lending-related commitments losses	296,055	379,910	388,908
Allowance for held-to-maturity securities losses	83	59	63
Allowance for credit losses	$296,138	$379,969	$388,971

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful as well as assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of September 30, 2021, excluding loans carried at fair value, substandard nonaccrual loans totaling $47.3 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Considering accounting relief provided under Section 4013 of the CARES Act, loans identified as being reasonably expected to be modified into TDRs in the future totaled $335,000 as of September 30, 2021.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and nine months ended September 30, 2021 and 2020 is as follows.

Three months ended September 30, 2021		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$98,507	$158,522	$11,207	$15,684	$19,899	$212	$304,031
Other adjustments		—	—	—	(65)	—	(65)
Charge-offs	(1,352)	(406)	(59)	(10)	(1,390)	(112)	(3,329)
Recoveries	816	373	313	5	1,728	92	3,327
Provision for credit losses	11,811	(18,454)	(522)	593	(1,597)	260	(7,909)
Allowance for credit losses at period end	$109,782	$140,035	$10,939	$16,272	$18,575	$452	$296,055
Individually measured	$8,222	$1,308	$221	$940	$—	$68	$10,759
Collectively measured	101,560	138,727	10,718	15,332	18,575	384	285,296
Loans at period end
Individually measured	$31,001	$32,091	$16,486	$28,966	$—	$467	$109,011
Collectively measured	11,156,971	8,853,623	331,176	1,487,791	11,272,430	22,062	33,124,053
Loans held at fair value	—	—	—	30,979	—	—	30,979

Three months ended September 30, 2020	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$133,597	$197,126	$12,189	$11,915	$17,592	$690	$373,109
Other adjustments	—	—	—	—	55	—	55
Charge-offs	(5,270)	(1,529)	(138)	(83)	(4,640)	(103)	(11,763)
Recoveries	428	175	111	25	1,720	20	2,479
Provision for credit losses	(15,861)	38,238	(485)	(67)	3,129	74	25,028
Allowance for credit losses at period end	$112,894	$234,010	$11,677	$11,790	$17,856	$681	$388,908
Individually measured	$10,642	$4,741	$196	$680	$—	$108	$16,367
Collectively measured	102,252	229,269	11,481	11,110	17,856	573	372,541
Loans at period end
Individually measured	$49,900	$79,661	$22,962	$30,596	$—	$548	$183,667
Collectively measured	12,227,099	8,343,481	423,312	1,100,699	9,548,976	54,806	31,698,373
Loans held at fair value	—	—	—	253,515	—	—	253,515

Nine months ended September 30, 2021		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$94,212	$243,603	$11,437	$12,459	$17,777	$422	$379,910
Other adjustments	—	—	—	—	(2)	—	(2)
Charge-offs	(16,370)	(2,798)	(201)	(15)	(6,706)	(330)	(26,420)
Recoveries	2,170	1,087	742	245	6,749	158	11,151
Provision for credit losses	29,770	(101,857)	(1,039)	3,583	757	202	(68,584)
Allowance for credit losses at period end	$109,782	$140,035	$10,939	$16,272	$18,575	$452	$296,055

Nine months ended September 30, 2020		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$64,920	$68,511	$3,878	$9,800	$9,647	$1,705	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	9,039	32,064	9,061	3,002	(4,959)	(863)	47,344
Other adjustments	—	—	—	—	24	—	24
Charge-offs	(13,109)	(9,323)	(1,378)	(777)	(11,258)	(330)	(36,175)
Recoveries	924	931	451	115	3,663	119	6,203
Provision for credit losses	51,120	141,827	(335)	(350)	20,739	50	213,051
Allowance for credit losses at period end	$112,894	$234,010	$11,677	$11,790	$17,856	$681	$388,908

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

For the three and nine month periods ended September 30, 2021, the Company recognized approximately $(7.9) million and $(68.6) million of provision for credit losses, respectively, related to loans and lending agreements. The negative provision for such periods was primarily the result of improvements in the forecasted macroeconomic forecast, specifically the Company's macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index and Baa corporate credit spreads) as well as improvements in characteristics of the Company's loan portfolios. While uncertainties remain regarding expected economic performance, macroeconomic forecasts as of September 30, 2021 assume that the impact of those uncertainties is less severe compared to that assumed at December 31, 2020. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, decreases to COVID-19 related loan modifications and positive loan risk rating migration. Net charge-offs in the three and nine month periods ending September 30, 2021, totaled $2,000 and $15.3 million.

Held-to-maturity debt securities

At January 1, 2020, the Company established an allowance for credit losses on its held-to-maturity debt securities totaling approximately $74,000, which is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. Such adjustment was recorded directly to the Company's retained earnings, net of taxes. For the three and nine month periods ended September 30, 2021, the Company recognized approximately $(7,000) and $22,000 of provision for credit losses related to held-to-maturity securities, respectively.

TDRs

At September 30, 2021, the Company had $48.5 million in loans modified in TDRs. The $48.5 million in TDRs represents 254 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are individually assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at September 30, 2021 and approximately $2.3 million of reserve was present and appropriately reserved for through the Company’s reserving methodology in the Company’s allowance for credit losses.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At September 30, 2021, the Company had $2.5 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $14.3 million and $17.7 million at September 30, 2021 and 2020, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and nine months ended September 30, 2021 and 2020, respectively, which represent TDRs:

Three months ended September 30, 2021 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$1	1	$1	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	8	558	7	441	2	202	—	—	—	—
Total loans	9	$559	8	$442	2	$202	—	$—	—	$—

Three months ended September 30, 2020 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$1,013	5	$1,013	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	3	1,045	3	1,045	—	—	1	207	—	—
Residential real estate and other	28	5,538	21	5,281	13	1,829	1	190	—	—
Total loans	36	$7,596	29	$7,339	13	$1,829	2	$397	—	$—
(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended September 30, 2021, nine loans totaling $559,000 were determined to be TDRs, compared to 36 loans totaling $7.6 million during the three months ended September 30, 2020. Of these loans extended at below market terms, the weighted average extension had a term of approximately 105 months during the quarter ended September 30, 2021 compared to 26 months for the quarter ended September 30, 2020. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 129 basis points and 116 basis points during the three months ended September 30, 2021 and 2020, respectively. Interest-only payment terms were approximately five months during the three months ended September 30, 2020. Additionally, no principal balances were forgiven during the quarters ended September 30, 2021 and 2020.

Nine months ended September 30, 2021 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	6	$547	6	$547	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	5	2,944	4	2,401	2	656	1	113	—	—
Residential real estate and other	34	3,393	33	3,276	13	2,108	—	—	—	—
Total loans	45	$6,884	43	$6,224	15	$2,764	1	$113	—	$—

Nine months ended September 30, 2020 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	17	$10,046	13	$5,772	—	$—	4	$3,257	1	$432
Commercial real estate
Non-construction	17	19,180	14	14,556	3	921	7	5,752	—	—
Residential real estate and other	69	11,184	54	10,676	28	4,205	1	190	—	—
Total loans	103	$40,410	81	$31,004	31	$5,126	12	$9,199	1	$432
(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the nine months ended September 30, 2021, 45 loans totaling $6.9 million were determined to be TDRs, compared to 103 loans totaling $40.4 million during the nine months ended September 30, 2020. Of these loans extended at below market terms, the weighted average extension had a term of approximately 108 months during the nine months ended September 30, 2021 compared to 14 months for the nine months ended September 30, 2020. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 151 basis points and 143 basis points for the year-to-date periods ended September 30, 2021 and 2020, respectively. Interest-only payment terms were approximately six months and 13 months during the nine months ended September 30, 2021 and 2020, respectively. Additionally, no balances were forgiven in the first nine months of 2021 compared to $453,000 of principal balances were forgiven in the same period of 2020.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2021 and 2020, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2021		Three Months Ended September 30, 2021		Nine months ended September 30, 2021
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	10	$2,863	1	$199	4	$1,524
Commercial real estate
Non-construction	6	3,045	3	2,275	3	2,275
Residential real estate and other	50	6,437	2	116	2	116
Total loans	66	$12,345	6	$2,590	9	$3,915

(Dollars in thousands)	As of September 30, 2020		Three Months Ended September 30, 2020		Nine months ended September 30, 2020
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	22	$11,476	7	$4,607	7	$4,607
Commercial real estate
Non-construction	18	19,432	13	14,595	13	14,595
Residential real estate and other	112	16,265	11	2,131	14	2,582
Total loans	152	$47,173	31	$21,333	34	$21,784
(1)Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.
(2)TDRs considered to be in payment default are over 30 days past due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(7) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2020	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2021
Community banking	$536,396	$—	$—	$—	$536,396
Specialty finance	39,938	—	—	85	40,023
Wealth management	69,373	—	—	—	69,373
Total	$645,707	$—	$—	$85	$645,792

The specialty finance unit’s goodwill increased $85,000 in the first nine months of 2021 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of September 30, 2021, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of September 30, 2021 is as follows:

(In thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(36,840)	(32,680)	(31,209)
Net carrying amount	$18,366	$22,526	$23,997
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$24,166	$28,326	$29,797
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,967	$1,966	$1,962
Accumulated amortization	(1,705)	(1,644)	(1,624)
Net carrying amount	$262	$322	$338
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$20,430
Accumulated amortization	(14,740)	(13,038)	(11,895)
Net carrying amount	$5,690	$7,392	$8,535
Total intangible assets:
Gross carrying amount	$83,403	$83,402	$83,398
Accumulated amortization	(53,285)	(47,362)	(44,728)
Total intangible assets, net	$30,118	$36,040	$38,670

Estimated amortization
Actual in nine months ended September 30, 2021	$5,923
Estimated remaining in 2021	1,809
Estimated—2022	6,115
Estimated—2023	4,658
Estimated—2024	3,259
Estimated—2025	2,552

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

Total amortization expense associated with finite-lived intangibles totaled approximately $5.9 million and $8.4 million for the nine months ended September 30, 2021 and 2020, respectively.

(8) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of the period	$127,604	$77,203	$92,081	$85,638
Additions from loans sold with servicing retained	15,546	20,936	57,674	50,734
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	(116)	(367)	(518)	(367)
Payoffs and paydowns	(8,594)	(7,863)	(27,302)	(23,557)
Changes in valuation inputs or assumptions	(888)	(3,002)	11,617	(25,541)
Fair value at end of the period	$133,552	$86,907	$133,552	$86,907
Unpaid principal balance of mortgage loans serviced for others	$12,720,126	$10,139,878

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

Starting in 2019, the Company periodically purchased options for the right to purchase securities not currently held within the banks’ investment portfolios and entered into interest rate swaps in which the Company elected to not designate such derivatives as hedging instruments. These option and swap transactions were designed primarily to economically hedge a portion of the fair value adjustments related to MSRs. During the second quarter of 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of September 30, 2021. For more information regarding these hedges, see Note 14 - Derivative Financial Instruments in Item 1 of this report.
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

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Balance:
Non-interest-bearing	$13,255,417	$11,748,455	$10,409,747
NOW and interest-bearing demand deposits	3,769,825	3,349,021	3,294,071
Wealth management deposits	4,177,820	4,138,712	4,235,583
Money market	10,757,654	9,348,806	9,423,653
Savings	3,861,296	3,531,029	3,415,073
Time certificates of deposit	4,130,546	4,976,628	5,066,295
Total deposits	$39,952,558	$37,092,651	$35,844,422
Mix:
Non-interest-bearing	33%	32%	29%
NOW and interest-bearing demand deposits	9	9	9
Wealth management deposits	11	11	12
Money market	27	25	26
Savings	10	10	10
Time certificates of deposit	10	13	14
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”), trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(10) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	September 30, 2021	December 31, 2020	September 30, 2020
FHLB advances	$1,241,071	$1,228,429	$1,228,422
Other borrowings:
Notes payable	85,668	101,710	107,056
Short-term borrowings	14,051	11,366	7,983
Other	63,770	65,108	65,548
Secured borrowings	341,038	340,744	326,808
Total other borrowings	504,527	518,928	507,395
Subordinated notes	436,811	436,506	436,385
Total FHLB advances, other borrowings and subordinated notes	$2,182,409	$2,183,863	$2,172,202

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility (“Term Facility”), which is part of a $200.0 million loan agreement (“Credit Agreement”) with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility (“Revolving Credit Facility”). At September 30, 2021, the Company had a notes payable balance of $85.7 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. At September 30, 2021, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.

An amendment to the Credit Agreement was executed on and effective as of September 15, 2020. The amendment provided for, among other things, extension of the maturity date under the Revolving Credit Facility to September 14, 2021, revision of certain financial covenants; and the addition of a mechanism to replace LIBOR with an alternate benchmark rate. An amendment to the Credit Agreement was executed on and effective as of September 14, 2021. The amendment provided for, among other things, extension of the maturity date under the Revolving Credit Facility to September 13, 2022.

Borrowings under the amended Credit Agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 60 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the federal funds rate plus 50 basis points, (b) the lender's prime rate, or (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points. Borrowings under the agreement that are considered “Eurodollar Rate Loans” bear interest at a rate equal to the sum of (1) 135 basis points (in the case of a borrowing under the Revolving Credit Facility) or 125 basis points (in the case of a borrowing under the Term Facility) plus (2) the LIBOR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.30% of the actual daily amount by which the lenders’ commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

Borrowings under the amended Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2021, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $14.1 million at September 30, 2021 compared to $11.4 million at December 31, 2020 and $8.0 million at September 30, 2020. At September 30, 2021, December 31, 2020 and September 30, 2020, securities sold under repurchase agreements represent $14.1 million, $11.4 million and $8.0 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of September 30, 2021, the Company had pledged securities related to its customer balances in sweep accounts of $26.1 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities, U.S. Government agencies and collateralized mortgage obligations. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of September 30, 2021 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Government agencies	$10,773
Mortgage-backed securities	14,941
Collateralized mortgage obligations	344
Total collateral pledged	26,058
Excess collateral	12,007
Securities sold under repurchase agreements	$14,051

Other Borrowings

Other borrowings at September 30, 2021 represent a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 (“Fixed-Rate Promissory Note”) related to and secured by three office buildings owned by the Company. At September 30, 2021, the Fixed-Rate Promissory Note had a balance of $63.8 million compared to $65.1 million at December 31, 2020 and $65.5 million at September 30, 2020. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At September 30, 2021, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at September 30, 2021 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada (“FIFC Canada”). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. In May 2020, the unrelated third party paid an additional C$100 million, which increased the total payments to C$420 million. In January 2021, the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2021 to December 15, 2022. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At September 30, 2021, the translated balance of the secured borrowing totaled $331.0 million compared to $329.9 million at December 31, 2020 and $315.1 million at September 30, 2020. Additionally, the interest rate under the Receivables Purchase Agreement at September 30, 2021 was 1.0694%. The remaining $10.0 million within secured borrowings at September 30, 2021 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At September 30, 2021, the Company had outstanding subordinated notes totaling $436.8 million compared to $436.5 million and $436.4 million outstanding at December 31, 2020 and September 30, 2020, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The subordinated notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The subordinated notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(11) Junior Subordinated Debentures

As of September 30, 2021, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2021. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual Rate at 9/30/2021	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.38%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	2.93%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.73%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.07%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	1.58%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	1.75%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.13%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.13%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.13%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	1.87%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	1.74%	06/2007	09/2037	06/2012
Total			$253,566		2.32%

The junior subordinated debentures totaled $253.6 million at September 30, 2021, December 31, 2020 and September 30, 2020.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2021, the weighted average contractual interest rate on the junior subordinated debentures was 2.32%. The Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted contractual interest rate on the junior subordinated debentures as of September 30, 2021, was 3.96%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At September 30, 2021, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(12) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Revenue from contracts with customers	Location in income statement	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Brokerage and insurance product commissions	Wealth management	$5,230	$4,563	$15,418	$13,991
Trust	Wealth management	5,369	4,179	15,765	13,718
Asset management	Wealth management	20,932	16,215	60,347	45,825
Total wealth management		31,531	24,957	91,530	73,534
Mortgage broker fees	Mortgage banking	270	85	460	312
Service charges on deposit accounts	Service charges on deposit accounts	14,149	11,497	39,434	33,182
Administrative services	Other non-interest income	1,359	1,077	3,843	3,122
Card related fees	Other non-interest income	2,513	2,021	6,474	5,506
Other deposit related fees	Other non-interest income	3,397	3,160	9,979	9,252
Total revenue from contracts with customers		$53,219	$42,797	$151,720	$124,908

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Contract assets	$—	$—	$—

Contract liabilities	$1,632	$1,548	$1,543

Mortgage broker fees receivable	$31	$20	$28
Administrative services receivable	185	64	191
Wealth management receivable	12,001	10,144	10,232
Card related fees receivable	462	783	201
Total receivables from contracts with customer	$12,679	$11,011	$10,652

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $798,000 and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. Receivables are recognized in the period the Company provides services and when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

Transaction price allocated to the remaining performance obligations

The following table presents the estimated future timing of recognition of upfront fees related to card and deposit related fees. These upfront fees represent performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

(Dollars in thousands)
Estimated remaining in 2021	$291
Estimated—2022	591
Estimated—2023	400
Estimated—2024	250
Estimated—2025	100
Total	$1,632

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

The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2021	September 30, 2020
Net interest income:
Community Banking	$220,007	$196,803	$23,204	12%
Specialty Finance	52,659	46,454	6,205	13
Wealth Management	7,983	6,894	1,089	16
Total Operating Segments	280,649	250,151	30,498	12
Intersegment Eliminations	6,847	5,785	1,062	18
Consolidated net interest income	$287,496	$255,936	$31,560	12%
Provision for credit losses:
Community Banking	$(7,433)	$23,342	$(30,775)	NM
Specialty Finance	(483)	1,684	(2,167)	NM
Wealth Management	—	—	—	—%
Total Operating Segments	(7,916)	25,026	(32,942)	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$(7,916)	$25,026	$(32,942)	NM
Non-interest income:
Community Banking	$94,292	$136,996	$(42,704)	(31)%
Specialty Finance	24,426	21,409	3,017	14
Wealth Management	33,557	26,152	7,405	28
Total Operating Segments	152,275	184,557	(32,282)	(17)
Intersegment Eliminations	(15,801)	(13,964)	(1,837)	13
Consolidated non-interest income	$136,474	$170,593	$(34,119)	(20)%
Net revenue:
Community Banking	$314,299	$333,799	$(19,500)	(6)%
Specialty Finance	77,085	67,863	9,222	14
Wealth Management	41,540	33,046	8,494	26
Total Operating Segments	432,924	434,708	(1,784)	0
Intersegment Eliminations	(8,954)	(8,179)	(775)	9
Consolidated net revenue	$423,970	$426,529	$(2,559)	(1)%
Segment profit:
Community Banking	$68,790	$70,584	$(1,794)	(3)%
Specialty Finance	30,202	29,859	343	1%
Wealth Management	10,145	6,872	3,273	48
Consolidated net income	$109,137	$107,315	$1,822	2%
Segment assets:
Community Banking	$38,464,169	$35,729,021	$2,735,148	8%
Specialty Finance	7,918,933	6,732,765	1,186,168	18
Wealth Management	1,449,169	1,269,932	179,237	14
Consolidated total assets	$47,832,271	$43,731,718	$4,100,553	9%
NM - Not meaningful

	Nine Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2021	September 30, 2020
Net interest income:
Community Banking	$643,175	$609,316	$33,859	6%
Specialty Finance	142,752	129,581	13,171	10
Wealth Management	23,197	23,272	(75)	0
Total Operating Segments	809,124	762,169	46,955	6
Intersegment Eliminations	19,857	18,341	1,516	8
Consolidated net interest income	$828,981	$780,510	$48,471	6%
Provision for credit losses:
Community Banking	$(69,168)	$207,168	$(276,336)	NM
Specialty Finance	606	5,872	(5,266)	(90)%
Wealth Management	—	—	—	—
Total Operating Segments	(68,562)	213,040	(281,602)	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$(68,562)	$213,040	$(281,602)	NM
Non-interest income:
Community Banking	$331,970	$347,697	$(15,727)	(5)%
Specialty Finance	69,999	64,548	5,451	8
Wealth Management	95,651	74,747	20,904	28
Total Operating Segments	497,620	486,992	10,628	2
Intersegment Eliminations	(45,267)	(41,164)	(4,103)	10
Consolidated non-interest income	$452,353	$445,828	$6,525	1%
Net revenue:
Community Banking	$975,145	$957,013	$18,132	2%
Specialty Finance	212,751	194,129	18,622	10
Wealth Management	118,848	98,019	20,829	21
Total Operating Segments	1,306,744	1,249,161	57,583	5
Intersegment Eliminations	(25,410)	(22,823)	(2,587)	11
Consolidated net revenue	$1,281,334	$1,226,338	$54,996	4%
Segment profit:
Community Banking	$263,343	$97,858	$165,485	NM
Specialty Finance	77,955	74,680	3,275	4%
Wealth Management	26,096	19,248	6,848	36
Consolidated net income	$367,394	$191,786	$175,608	92%
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

Changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges are recorded as a component of accumulated other comprehensive income or loss, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815 are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are corroborated by comparison with valuations provided by the respective counterparties. Fair values of certain mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans) are estimated based on changes in mortgage interest rates from the date of the commitment. The fair value of foreign currency derivatives is computed based on changes in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2021, December 31, 2020 and September 30, 2020:

	Derivative Assets			Derivative Liabilities
(In thousands)	September 30, 2021	December 31, 2020	September 30, 2020	September 30, 2021	December 31, 2020	September 30, 2020
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$37,529	$8,182	$—	$18,054	$39,715	$49,110
Interest rate derivatives designated as Fair Value Hedges	839	—	—	8,427	14,520	16,213
Total derivatives designated as hedging instruments under ASC 815	$38,368	$8,182	$—	$26,481	$54,235	$65,323
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$130,947	$221,205	$253,238	$131,097	$221,608	$253,530
Interest rate lock commitments	16,795	48,925	68,201	753	—	—
Forward commitments to sell mortgage loans	5,260	—	—	2,740	12,510	8,088
Foreign exchange contracts	242	111	49	243	112	49
Total derivatives not designated as hedging instruments under ASC 815	$153,244	$270,241	$321,488	$134,833	$234,230	$261,667
Total Derivatives	$191,612	$278,423	$321,488	$161,314	$288,465	$326,990

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

As of September 30, 2021, the Company had 27 interest rate swap derivatives designated as cash flow hedges of variable rate deposits and certain junior subordinated debentures, and one interest rate collar derivative designated as a cash flow hedge of the Company's variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of September 30, 2021:

	September 30, 2021
(In thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
October 2021	$25,000	$(9)
November 2021	20,000	(65)
December 2021	165,000	(812)
March 2022	500,000	(110)
May 2022	370,000	(4,335)
June 2022	160,000	(2,156)
July 2022	230,000	(3,218)
August 2022	235,000	(3,795)
March 2023	250,000	(133)
April 2024	250,000	784
July 2027 (1)	1,000,000	36,745
Interest Rate Collars:
September 2023	85,714	(3,421)
Total Cash Flow Hedges	$3,290,714	$19,475
(1)Interest rate swaps effective starting in July 2022.
A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Unrealized gain (loss) at beginning of period	$10,471	$(59,503)	$(31,533)	$(17,943)
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	6,780	5,667	20,342	12,208
Amount of income (loss) recognized in other comprehensive income	2,224	4,726	30,666	(43,375)
Unrealized gain (loss) at end of period	$19,475	$(49,110)	$19,475	$(49,110)

As of September 30, 2021, the Company estimates that during the next twelve months $14.9 million will be reclassified from accumulated other comprehensive income or loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2021, the Company has 15 interest rate swaps with an aggregate notional amount of $229.6 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables. One of these interest rate swaps with an aggregate notional amount of $73.9 million has terms starting after September 30, 2021.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of September 30, 2021:

		September 30, 2021
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$162,775	$7,815	$(138)
	Available-for-sale debt securities	1,229	84	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Nine Months Ended
		September 30, 2021	September 30, 2021
Interest rate swaps	Interest and fees on loans	$31	$61
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most notably the LIBOR index. As of September 30, 2021, the Company held interest rate caps with an aggregate notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2021, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $9.2 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from October 2021 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2021, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $1.3 billion and interest rate lock commitments with an aggregate notional amount of approximately $624.8 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of September 30, 2021, the Company held foreign currency derivatives with an aggregate notional amount of approximately $19.3 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2021, December 31, 2020 or September 30, 2020.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options or swaps outstanding as of September 30, 2021, December 31, 2020 or September 30, 2020.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest rate swaps and caps	Trading gains (losses), net	$55	$135	$(56)	$(996)
Mortgage banking derivatives	Mortgage banking revenue	(4,201)	11,202	(32,160)	71,761
Foreign exchange contracts	Trading (losses) gains, net	(1)	5	(9)	(8)
Covered call options	Fees from covered call options	1,157	—	2,545	2,292
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	—	—	—	4,749

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2021, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $115.7 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	September 30, 2021	December 31, 2020	September 30, 2020	September 30, 2021	December 31, 2020	September 30, 2020
Gross Amounts Recognized	$169,315	$229,387	$253,238	$157,578	$275,843	$318,853
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$169,315	$229,387	$253,238	$157,578	$275,843	$318,853
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(42,645)	(8,647)	(353)	(42,645)	(8,647)	(353)
Collateral Posted	—	—	—	(110,440)	(266,832)	(318,071)
Net Credit Exposure	$126,670	$220,740	$252,885	$4,493	$364	$429

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

At September 30, 2021, the Company classified $117.7 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the third quarter of 2021, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2021 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At September 30, 2021, the Company classified $12.1 million of loans held-for-investment as Level 3. The assumed discount rate used as an input to value these loans at September 30, 2021 was 2.88%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 12.77% at September 30, 2021. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.51% with credit loss discount ranging from 0%-3% at September 30, 2021.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At September 30, 2021, the Company classified $133.6 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at September 30, 2021 was 9.82% with discount rates applied ranging from 7%-19%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 6%-92% or a weighted average prepayment speed of 12.77%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $75 and $287, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 8 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At September 30, 2021, the Company classified $14.6 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at September 30, 2021 was 86% with pull-through rates applied ranging from 1% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$6,000	$6,000	$—	$—
U.S. Government agencies	53,275	—	53,275	—
Municipal	174,600	—	56,876	117,724
Corporate notes	99,118	—	99,118	—
Mortgage-backed	2,040,485	—	2,040,485	—
Trading account securities	1,103	—	1,103	—
Equity securities with readily determinable fair value	88,193	80,127	8,066	—
Mortgage loans held-for-sale	925,312	—	925,312	—
Loans held-for-investment	30,979	—	18,847	12,132
MSRs	133,552	—	—	133,552
Nonqualified deferred compensation assets	15,797	—	15,797	—
Derivative assets	191,612	—	177,000	14,612
Total	$3,760,026	$86,127	$3,395,879	$278,020
Derivative liabilities	$161,314	$—	$161,314	$—

	December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$304,971	$304,971	$—	$—
U.S. Government agencies	84,513	—	82,547	1,966
Municipal	146,910	—	37,034	109,876
Corporate notes	91,405	—	91,405	—
Mortgage-backed	2,428,040	—	2,428,040	—
Trading account securities	671	—	671	—
Equity securities with readily determinable fair value	90,862	82,796	8,066	—
Mortgage loans held-for-sale	1,272,090	—	1,272,090	—
Loans held-for-investment	55,134	—	44,854	10,280
MSRs	92,081	—	—	92,081
Nonqualified deferred compensation assets	15,398	—	15,398	—
Derivative assets	278,423	—	230,332	48,091
Total	$4,860,498	$387,767	$4,210,437	$262,294
Derivative liabilities	$288,465	$—	$288,465	$—

	September 30, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$280,108	$280,108	$—	$—
U.S. Government agencies	178,666	—	176,537	2,129
Municipal	154,195	—	34,724	119,471
Corporate notes	104,135	—	104,135	—
Mortgage-backed	2,229,355	—	2,229,355	—
Trading account securities	1,720	—	1,720	—
Equity securities with readily determinable fair value	54,398	46,332	8,066	—
Mortgage loans held-for-sale	959,671	—	959,671	—
Loans held-for-investment	253,515	—	240,902	12,613
MSRs	86,907	—	—	86,907
Nonqualified deferred compensation assets	14,197	—	14,197	—
Derivative assets	321,488	—	254,601	66,887
Total	$4,638,355	$326,440	$4,023,908	$288,007
Derivative liabilities	$326,990	$—	$326,990	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2021, December 31, 2020 and September 30, 2020 for mortgage loans held-for-sale measured at fair value under ASC 825 was $900.8 million, $1.2 billion and $927.1 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $925.3 million, $1.3 billion and $959.7 million, for the same respective periods, as shown in the above tables. There were $122.6 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of September 30, 2021 compared to $134.1 million as of December 31, 2020 and $27.3 million as of September 30, 2020. All of the loans past due greater than 90 days and still accruing as of September 30, 2021 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at July 1, 2021	$117,606	$—	$11,007	$127,604	$22,570
Total net gains (losses) included in:
Net income (1)	—	—	54	5,948	(7,958)
Other comprehensive income (loss)	(757)	—	—	—	—
Purchases	875	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	(588)	—	—
Net transfers into/(out of) Level 3	—	—	1,659	—	—
Balance at September 30, 2021	$117,724	$—	$12,132	$133,552	$14,612
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2021	$109,876	$1,966	$10,280	$92,081	$48,091
Total net gains (losses) included in:
Net income (1)	—	(4)	(309)	41,471	(33,479)
Other comprehensive income (loss)	(3,199)	(24)	—	—	—
Purchases	19,038	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(7,991)	(1,938)	(4,565)	—	—
Net transfers into/(out of) Level 3	—	—	6,726	—	—
Balance at September 30, 2021	$117,724	$—	$12,132	$133,552	$14,612

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at July 1, 2020	$117,255	$2,293	$13,953	$77,203	$58,433
Total net gains (losses) included in:
Net income (1)	—	—	47	9,704	8,454
Other comprehensive income (loss)	64	(7)	—	—	—
Purchases	3,221	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,069)	(157)	(7,877)	—	—
Net transfers into/(out of) Level 3	—	—	6,490	—	—
Balance at September 30, 2020	$119,471	$2,129	$12,613	$86,907	$66,887

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2020	$111,950	$2,646	$9,620	$85,638	$2,631
Total net gains (losses) included in:
Net income (1)	—	—	169	1,269	64,256
Other comprehensive income (loss)	(1,731)	(46)	—	—	—
Purchases	16,093	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6,841)	(471)	(9,337)	—	—
Net transfers into/(out of) Level 3	—	—	12,161	—	—
Balance at September 30, 2020	$119,471	$2,129	$12,613	$86,907	$66,887
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2021:

	September 30, 2021				Three Months Ended September 30, 2021 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2021 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$78,653	$—	$—	$78,653	$1,425	$17,956
Other real estate owned (1)	13,845	—	—	13,845	93	1,012
Total	$92,498	$—	$—	$92,498	$1,518	$18,968
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 6 – Allowance for Credit Losses. At September 30, 2021, the Company had $109.0 million of individually assessed loans classified as Level 3. Of the $109.0 million of individually assessed loans, $78.7 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $30.3 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At September 30, 2021, the Company had $13.8 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2021 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$117,724	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Loans held-for-investment	12,132	Discounted cash flows	Discount rate	2.88%	2.88%	Decrease
			Credit discount	0%-3%	0.51%	Decrease
			Constant prepayment rate (CPR)	12.77%	12.77%	Decrease
MSRs	133,552	Discounted cash flows	Discount rate	7%-19%	9.82%	Decrease
			Constant prepayment rate (CPR)	6%-92%	12.77%	Decrease
			Cost of servicing	$70-$200	$75	Decrease
			Cost of servicing - delinquent	$200-$1,000	$287	Decrease
Derivatives	14,612	Discounted cash flows	Pull-through rate	1%-100%	86.28%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	$78,653	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	13,845	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2021		At December 31, 2020		At September 30, 2020
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$462,299	$462,299	$322,474	$322,474	$308,695	$308,695
Interest-bearing deposits with banks	5,232,315	5,232,315	4,802,527	4,802,527	3,825,823	3,825,823
Available-for-sale securities	2,373,478	2,373,478	3,055,839	3,055,839	2,946,459	2,946,459
Held-to-maturity securities	2,736,722	2,699,480	579,138	593,767	560,267	575,947
Trading account securities	1,103	1,103	671	671	1,720	1,720
Equity securities with readily determinable fair value	88,193	88,193	90,862	90,862	54,398	54,398
FHLB and FRB stock, at cost	135,408	135,408	135,588	135,588	135,568	135,568
Brokerage customer receivables	26,378	26,378	17,436	17,436	16,818	16,818
Mortgage loans held-for-sale, at fair value	925,312	925,312	1,272,090	1,272,090	959,671	959,671
Loans held-for-investment, at fair value	30,979	30,979	55,134	55,134	253,515	253,515
Loans held-for-investment, at amortized cost	33,233,064	33,276,688	32,023,939	31,871,683	31,882,040	31,723,559
Nonqualified deferred compensation assets	15,797	15,797	15,398	15,398	14,197	14,197
Derivative assets	191,612	191,612	278,423	278,423	321,488	321,488
Accrued interest receivable and other	272,293	272,293	272,339	272,339	272,940	272,940
Total financial assets	$45,724,953	$45,731,335	$42,921,858	$42,784,231	$41,553,599	$41,410,798
Financial Liabilities
Non-maturity deposits	$35,822,012	$35,822,012	$32,116,023	$32,116,023	$30,778,127	$30,778,127
Deposits with stated maturities	4,130,546	4,124,199	4,976,628	4,969,849	5,066,295	5,063,732
FHLB advances	1,241,071	1,164,168	1,228,429	1,172,315	1,228,422	1,207,203
Other borrowings	504,527	504,527	518,928	518,928	507,395	507,395
Subordinated notes	436,811	474,171	436,506	473,093	436,385	473,825
Junior subordinated debentures	253,566	207,675	253,566	204,713	253,566	208,333
Derivative liabilities	161,314	161,314	288,465	288,465	326,990	326,990
Accrued interest payable	15,030	15,030	15,645	15,645	21,310	21,310
Total financial liabilities	$42,564,877	$42,473,096	$39,834,190	$39,759,031	$38,618,490	$38,586,915

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

(16) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of September 30, 2021, approximately 976,000 shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards with a performance metric, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $3.2 million in the third quarter of 2021 and $1.3 million in the third quarter of 2020, and $9.4 million and $(1.0) million in the 2021 and 2020 year-to-date periods, respectively.

A summary of the Company's stock option activity for the nine months ended September 30, 2021 and September 30, 2020 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2021	520,663	$42.47
Granted	—	—
Exercised	(245,286)	43.05
Forfeited or canceled	(590)	46.86
Outstanding at September 30, 2021	274,787	$41.95	1.4	$10,557
Exercisable at September 30, 2021	273,238	$41.92	1.4	$10,506

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2020	755,332	$42.43
Granted	—	—
Exercised	(104,703)	38.71
Forfeited or canceled	(5,608)	44.34
Outstanding at September 30, 2020	645,021	$43.02	1.9	$52
Exercisable at September 30, 2020	637,120	$43.01	1.8	$52
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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 and September 30, 2020, was $7.9 million and $2.7 million, respectively. Cash received from option exercises under the Plans for the nine months ended September 30, 2021 and September 30, 2020 was $10.6 million and $4.1 million, respectively.

A summary of the Plans' restricted share activity for the nine months ended September 30, 2021 and September 30, 2020 is presented below:

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	234,794	$59.02	144,328	$60.37
Granted	268,429	63.22	113,156	61.32
Vested and issued	(13,120)	72.01	(13,917)	77.77
Forfeited or canceled	(12,624)	63.55	(6,547)	73.71
Outstanding at September 30	477,479	$60.90	237,020	$59.43
Vested, but not issuable at September 30	95,215	$52.39	93,514	$52.08

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2021 and September 30, 2020 is presented below:

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	482,608	$71.15	465,515	$74.37
Granted	208,732	58.97	169,864	63.62
Added by performance factor at vesting	—	—	48,831	72.59
Vested and issued	—	—	(180,789)	72.59
Expired, canceled or forfeited	(132,998)	86.51	(18,727)	72.66
Outstanding at September 30	558,342	$62.94	484,694	$71.15
Vested, but deferred at September 30	35,040	$43.53	34,441	$43.07

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

Other

At the January 2021 Board of Directors meeting, a quarterly cash dividend of $0.31 per share ($1.24 on an annualized basis) was declared. It was paid on February 25, 2021 to shareholders of record as of February 11, 2021. At the April 2021 Board of Directors meeting, a quarterly cash dividend of $0.31 per share ($1.24 on an annualized basis) was declared. It was paid on May 20, 2021 to shareholders of record as of May 6, 2021. At the July 2021 Board of Directors meeting, a quarterly cash dividend of $0.31 per share ($1.24 on an annualized basis) was declared. It was paid on August 19, 2021 to shareholders of record as of August 5, 2021.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2021	$30,189	$7,720	$(27,776)	$10,133
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(10,374)	1,631	(4,650)	(13,393)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(256)	4,973	—	4,717
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(40)	—	—	(40)
Net other comprehensive (loss) income during the period, net of tax	$(10,670)	$6,604	$(4,650)	$(8,716)
Balance at September 30, 2021	$19,519	$14,324	$(32,426)	$1,417

Balance at January 1, 2021	$70,737	$(23,090)	$(32,265)	$15,382
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(50,265)	22,493	(161)	(27,933)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(837)	14,921	—	14,084
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(116)	—	—	(116)
Net other comprehensive (loss) income during the period, net of tax	$(51,218)	$37,414	$(161)	$(13,965)
Balance at September 30, 2021	$19,519	$14,324	$(32,426)	$1,417

Balance at July 1, 2020	$85,506	$(43,606)	$(42,497)	$(597)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(10,682)	3,466	2,891	(4,325)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(36)	4,157	—	4,121
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(40)	—	—	(40)
Net other comprehensive (loss) income during the period, net of tax	$(10,758)	$7,623	$2,891	$(244)
Balance at September 30, 2020	$74,748	$(35,983)	$(39,606)	$(841)

Balance at January 1, 2020	$14,982	$(13,141)	$(36,519)	$(34,678)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	60,043	(31,796)	(3,087)	25,160
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(146)	8,954	—	8,808
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(131)	—	—	(131)
Net other comprehensive income (loss) during the period, net of tax	$59,766	$(22,842)	$(3,087)	$33,837
Balance at September 30, 2020	$74,748	$(35,983)	$(39,606)	$(841)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2021	2020	2021	2020
Accumulated unrealized gains on securities
Gains included in net income	$350	$50	$1,144	$200	Gains (losses) on investment securities, net
	350	50	1,144	200	Income before taxes
Tax effect	(94)	(14)	(307)	(54)	Income tax expense
Net of tax	$256	$36	$837	$146	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest expense on deposits	$4,947	$3,884	$14,898	$8,806	Interest on deposits
Amount reclassified to interest expense on other borrowings	636	740	1,958	1,458	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	1,197	1043	3,486	1944	Interest on junior subordinated debentures
	(6,780)	(5,667)	(20,342)	(12,208)	Income before taxes
Tax effect	1,807	1,510	5,421	3,254	Income tax expense
Net of tax	$(4,973)	$(4,157)	$(14,921)	$(8,954)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(In thousands, except per share data)		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income		$109,137	$107,315	$367,394	$191,786
Less: Preferred stock dividends		6,991	10,286	20,973	14,386
Net income applicable to common shares	(A)	$102,146	$97,029	$346,421	$177,400

Weighted average common shares outstanding	(B)	57,000	57,597	56,985	57,595
Effect of dilutive potential common shares
Common stock equivalents		753	449	728	469
Weighted average common shares and effect of dilutive potential common shares	(C)	57,753	58,046	57,713	58,064
Net income per common share:
Basic	(A/B)	$1.79	$1.68	$6.08	$3.08
Diluted	(A/C)	$1.77	$1.67	$6.00	$3.06

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

(18) Subsequent Events

On November 1, 2021 the Company announced that it had agreed to purchase approximately $570 million of loans from the Allstate Corporation. The loan portfolio is comprised of approximately 1,800 loans to Allstate agents nationally.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, "Wintrust" or the "Company") as of September 30, 2021 compared with December 31, 2020 and September 30, 2020, and the results of operations for the three and nine month period ended September 30, 2021 and September 30, 2020, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program ("PPP"), which is designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain banks, under the administration of the Small Business Administration ("SBA"). From the date the Company began accepting applications, April 3, 2020, through June 30, 2021, the Company secured authorization from the SBA and funded over 19,400 PPP loans with a carrying balance of approximately $4.8 billion. PPP loans are forgivable under certain circumstances, including the borrower’s use of certain loan proceeds to fund employee payroll during a specific period (e.g., eight weeks, 24 weeks) following disbursement of the borrower’s PPP loan. From the loans originated under the program, the Company has generated net fees of $146.0 million to be recognized over the life of the PPP loans adjusted for estimated prepayments.

All of our three primary business segments (community banking, specialty finance and wealth management), have been uniquely impacted and we expect will continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve.  As non-exclusive examples of such impacts, our community banking business, including our mortgage business, has received borrower requests for temporary payment relief including payment deferrals. As of September 30, 2021, loans totaling approximately $72.0 million were modified as a result of COVID-19 disruption to our borrowers. Our insurance premium finance business is impacted by certain state legislation prohibiting canceling of insurance policies for designated periods. Our wealth management business is impacted by increased stock market volatility.

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

Third Quarter Highlights

The Company recorded net income of $109.1 million for the third quarter of 2021 compared to $107.3 million in the third quarter of 2020. The results for the third quarter of 2021 demonstrate continued momentum on our operating strengths, including significant organic loan and deposit growth despite significant payoffs through forgiveness within the Company’s PPP portfolio, increased net interest income as a result of growth in earning assets, record wealth management revenue and a release of credit reserves attributable to positive changes in the macroeconomic forecasts in addition to improvement in portfolio characteristics, partially offset by lower production by the Company’s mortgage banking business.

The Company increased its loan portfolio from $32.1 billion at September 30, 2020 and $32.1 billion at December 31, 2020 to $33.3 billion at September 30, 2021. The increase in the current period compared to the prior periods was primarily a result of organic growth in several portfolios, including the commercial, industrial and other (excluding PPP loans), commercial real estate, residential real estate loans held for investment, commercial insurance premium finance receivable and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 5 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $287.5 million in the third quarter of 2021 compared to $255.9 million in the third quarter of 2020. This increase in net interest income recorded in the third quarter of 2021 compared to the third quarter of 2020 resulted primarily from growth in earning assets, specifically a $1.4 billion increase in average loans. The increase in average earnings assets and runoff of higher rate deposits resulted in a stabilized net interest margin between periods. Net interest margin of 2.58% (2.59% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2021 compared favorably to 2.56% (2.57% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2020, primarily due to lower rates on deposits from the declining interest rate environment (see "Net Interest Income" for further detail).
Non-interest income totaled $136.5 million in the third quarter of 2021 compared to $170.6 million in the third quarter of 2020. This decrease was primarily the result of lower mortgage banking revenue (see “Non-Interest Income” for further detail).

Non-interest expense totaled $282.1 million in the third quarter of 2021, increasing $17.9 million, or 7%, compared to the third quarter of 2020. The increase compared to the third quarter of 2020 was primarily attributable to higher salaries and employee benefits, increased software and equipment costs, and greater advertising and marketing expense (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the third quarter of 2021, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At September 30, 2021, the Company had approximately $5.7 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and nine months ended September 30, 2021, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2021	September 30, 2020	Percentage (%) or Basis Point (bp) Change
Net income	$109,137	$107,315	2%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	141,826	162,310	(13)
Net income per common share—Diluted	1.77	1.67	6
Net revenue (1)	423,970	426,529	(1)
Net interest income	287,496	255,936	12
Net interest margin	2.58%	2.56%	2	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (2)	2.59	2.57	2
Net overhead ratio (3)	1.22	0.87	35
Return on average assets	0.92	0.99	(7)
Return on average common equity	10.31	10.66	(35)
Return on average tangible common equity (non-GAAP) (2)	12.62	13.43	(81)

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2021	September 30, 2020	Percentage (%) or Basis Point (bp) Change
Net income	$367,394	$191,786	92%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	432,189	468,110	(8)
Net income per common share—Diluted	6.00	3.06	96
Net revenue (1)	1,281,334	1,226,338	4
Net interest income	828,981	780,510	6
Net interest margin	2.58%	2.79%	(21)	bps
Net interest margin - fully taxable equivalent (non-GAAP) (2)	2.59%	2.80%	(21)
Net overhead ratio (3)	1.15%	1.03%	12
Return on average assets	1.07%	0.63%	44
Return on average common equity	12.05%	6.56%	549
Return on average tangible common equity (non-GAAP) (2)	14.82%	8.38%	644
At end of period
Total assets	$47,832,271	$43,731,718	9%
Total loans, excluding loans held-for-sale	33,264,043	32,135,555	4
Total loans, including loans held-for-sale	34,189,355	33,095,226	3
Total deposits	39,952,558	35,844,422	11
Total shareholders’ equity	4,410,317	4,074,089	8
Book value per common share (2)	$70.19	$63.57	10
Tangible common book value per share (2)	58.32	51.70	13
Market price per common share	80.37	40.05	101
Allowance for loan and unfunded lending-related commitment losses to total loans	0.89%	1.21%	(32)	bps
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

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable-equivalent basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Management considers pre-tax income, excluding provision for credit losses, as a useful measurement of the Company’s core net income.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2021	2021	2020	2021	2020
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$322,457	$319,579	$311,156	$947,505	$985,039
Taxable-equivalent adjustment:
- Loans	411	415	481	1,210	1,917
- Liquidity management assets	492	494	546	1,486	1,635
- Other earning assets	—	—	1	—	6
(B) Interest Income (non-GAAP)	$323,360	$320,488	$312,184	$950,201	$988,597
(C) Interest Expense (GAAP)	34,961	39,989	55,220	118,524	204,529
(D) Net Interest Income (GAAP) (A minus C)	$287,496	$279,590	$255,936	$828,981	$780,510
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	$288,399	$280,499	$256,964	$831,677	$784,068
Net interest margin (GAAP)	2.58%	2.62%	2.56%	2.58%	2.79%
Net interest margin, fully taxable-equivalent (non-GAAP)	2.59	2.63	2.57	2.59	2.80
(F) Non-interest income	$136,474	$129,373	$170,593	$452,353	$445,828
(G) (Losses) gains on investment securities, net	(2,431)	1,285	411	8	(3,140)
(H) Non-interest expense	282,144	280,112	264,219	849,145	758,228
Efficiency ratio (H/(D+F-G))	66.17%	68.71%	62.01%	66.27%	61.67%
Efficiency ratio (non-GAAP) (H/(E+F-G))	66.03	68.56	61.86	66.13	61.49

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$4,410,317	$4,339,011	$4,074,089
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Intangible assets (GAAP)	(675,910)	(678,333)	(683,314)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,321,907	$3,248,178	$2,978,275
(J) Total assets (GAAP)	$47,832,271	$46,738,450	$43,731,718
Less: Intangible assets (GAAP)	(675,910)	(678,333)	(683,314)
(K) Total tangible assets (non-GAAP)	$47,156,361	$46,060,117	$43,048,404
Common equity to assets ratio (GAAP) (L/J)	8.4%	8.4%	8.4%
Tangible common equity ratio (non-GAAP) (I/K)	7.0	7.1	6.9

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$4,410,317	$4,339,011	$4,074,089
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$3,997,817	$3,926,511	$3,661,589
(M) Actual common shares outstanding	56,956	57,067	57,602
Book value per common share (L/M)	$70.19	$68.81	$63.57
Tangible book value per common share (non-GAAP) (I/M)	58.32	56.92	51.70

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$102,146	$98,118	$97,029	$346,421	$177,400
Add: Intangible asset amortization	1,877	2,039	2,701	5,923	8,384
Less: Tax effect of intangible asset amortization	(509)	(553)	(589)	(1,576)	(2,079)
After-tax intangible asset amortization	$1,368	$1,486	$2,112	$4,347	$6,305
(O) Tangible net income applicable to common shares (non-GAAP)	$103,514	$99,604	$99,141	$350,768	$183,705
Total average shareholders' equity	$4,343,915	$4,256,778	$4,034,902	$4,255,851	$3,885,187
Less: Average preferred stock	(412,500)	(412,500)	(412,500)	(412,500)	(270,849)
(P) Total average common shareholders' equity	$3,931,415	$3,844,278	$3,622,402	$3,843,351	$3,614,338
Less: Average intangible assets	(677,201)	(679,535)	(684,717)	(679,167)	(687,331)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,254,214	$3,164,743	$2,937,685	$3,164,184	$2,927,007
Return on average common equity, annualized (N/P)	10.31%	10.24%	10.66%	12.05%	6.56%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	12.62	12.62	13.43	14.82	8.38

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$149,742	$144,150	$137,284	$500,751	$255,070
Add: Provision for credit losses	(7,916)	(15,299)	25,026	(68,562)	213,040
Pre-tax income, excluding provision for credit losses (non-GAAP)	$141,826	$128,851	$162,310	$432,189	$468,110

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

The COVID-19 pandemic, specifically the uncertainty related to the ultimate magnitude of impact on the economy and banking industry, is expected to impact many of the estimates, assumptions and judgments noted above that are used by management. This could result in volatility in the related accounting estimates, which will directly impact the Company’s financial results. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

Net Income

Net income for the quarter ended September 30, 2021 totaled $109.1 million, an increase of $1.8 million, or 2%, compared to the quarter ended September 30, 2020. On a per share basis, net income for the third quarter of 2021 totaled $1.77 per diluted common share compared to $1.67 for the third quarter of 2020.

The increase in net income for the third quarter of 2021 as compared to the same period in the prior year is primarily attributable to a release of credit reserves attributable to positive changes in the Company’s macroeconomic forecasts in addition to improvement in portfolio characteristics and higher net interest income, partially offset by decreased mortgage banking revenue as well as increased salaries and employee benefits and other expenses related to continued investment in the Company’s growth. See "Net Interest Income", "Non-interest Income", "Non-interest Expense" and "Loan Portfolio and Asset Quality" for further detail.

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

Quarter Ended September 30, 2021 compared to the Quarters Ended June 30, 2021 and September 30, 2020

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the third quarter of 2021 as compared to the second quarter of 2021 (sequential quarters) and third quarter of 2020 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Sep 30, 2021	Jun 30, 2021	Sep 30, 2020	Sep 30, 2021	Jun 30, 2021	Sep 30, 2020	Sep 30, 2021	Jun 30, 2021	Sep 30, 2020
Interest-bearing deposits with banks and cash equivalents(1)	$5,112,720	$3,844,355	$3,411,164	$2,000	$1,153	$1,181	0.16%	0.12%	0.14%
Investment securities (2)	5,065,593	4,771,403	3,789,422	25,681	24,117	22,365	2.01	2.03	2.35
FHLB and FRB stock	136,001	136,324	135,567	1,777	1,769	1,774	5.18	5.20	5.21
Liquidity management assets(3)(8)	$10,314,314	$8,752,082	$7,336,153	$29,458	$27,039	$25,320	1.13%	1.24%	1.37%
Other earning assets(3)(4)(8)	28,238	23,354	16,656	188	150	113	2.64	2.59	2.71
Mortgage loans held-for-sale	871,824	991,011	822,908	7,716	8,183	5,791	3.51	3.31	2.80
Loans, net of unearned income(3)(5)(8)	32,985,445	33,085,174	31,634,608	285,998	285,116	280,960	3.44	3.46	3.53
Total earning assets(8)	$44,199,821	$42,851,621	$39,810,325	$323,360	$320,488	$312,184	2.90%	3.00%	3.12%
Allowance for loan and investment security losses	(269,963)	(285,686)	(321,732)
Cash and due from banks	425,000	470,566	345,438
Other assets	2,837,652	2,910,250	3,128,813
Total assets	$47,192,510	$45,946,751	$42,962,844

NOW and interest-bearing demand deposits	$3,757,677	$3,626,424	$3,435,089	$767	$736	$1,342	0.08%	0.08%	0.16%
Wealth management deposits	4,672,402	4,369,998	4,239,300	7,888	7,686	7,662	0.67	0.71	0.72
Money market accounts	10,027,424	9,547,167	9,332,668	2,342	2,795	7,245	0.09	0.12	0.31
Savings accounts	3,851,523	3,728,271	3,419,586	406	402	2,104	0.04	0.04	0.24
Time deposits	4,236,317	4,632,796	4,900,839	7,902	12,679	20,731	0.74	1.10	1.68
Interest-bearing deposits	$26,545,343	$25,904,656	$25,327,482	$19,305	$24,298	$39,084	0.29%	0.38%	0.61%
Federal Home Loan Bank advances	1,241,073	1,235,142	1,228,421	4,931	4,887	4,947	1.58	1.59	1.60
Other borrowings	512,785	525,924	512,787	2,501	2,568	3,012	1.94	1.96	2.34
Subordinated notes	436,746	436,644	436,323	5,480	5,512	5,474	5.02	5.05	5.02
Junior subordinated debentures	253,566	253,566	253,566	2,744	2,724	2,703	4.23	4.25	4.17
Total interest-bearing liabilities	$28,989,513	$28,355,932	$27,758,579	$34,961	$39,989	$55,220	0.48%	0.56%	0.79%
Non-interest-bearing deposits	12,834,084	12,246,274	9,988,769
Other liabilities	1,024,998	1,087,767	1,180,594
Equity	4,343,915	4,256,778	4,034,902
Total liabilities and shareholders’ equity	$47,192,510	$45,946,751	$42,962,844
Interest rate spread(6)(8)							2.42%	2.44%	2.33%
Less: Fully taxable-equivalent adjustment				(903)	(909)	(1,028)	(0.01)	(0.01)	(0.01)
Net free funds/contribution(7)	$15,210,308	$14,495,689	$12,051,746				0.17	0.19	0.24
Net interest income/margin (GAAP)(8)				$287,496	$279,590	$255,936	2.58%	2.62%	2.56%
Fully taxable-equivalent adjustment				903	909	1,028	0.01	0.01	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$288,399	$280,499	$256,964	2.59%	2.63%	2.57%
(1)Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020 were $903,000, $909,000 and $1.0 million, respectively.
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

For the third quarter of 2021, net interest income totaled $287.5 million, an increase of $7.9 million as compared to the second quarter of 2021, and an increase of $31.6 million as compared to the third quarter of 2020. Net interest margin was 2.58% (2.59% on a fully taxable-equivalent basis, non-GAAP) during the third quarter of 2021 compared to 2.62% (2.63% on a fully taxable-equivalent basis, non-GAAP) during the second quarter of 2021, and 2.56% (2.57% on a fully taxable-equivalent basis, non-GAAP) during the third quarter of 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest-bearing deposits with banks and cash equivalents (1)	$4,399,217	$2,692,678	$4,352	$7,361	0.13%	0.37%
Investment securities (2)	4,597,997	4,291,362	69,562	83,026	2.02	2.58
FHLB and FRB stock	136,028	128,611	5,291	5,116	5.20	5.31
Liquidity management assets (3)(8)	$9,133,242	$7,112,651	$79,205	$95,503	1.16%	1.79%
Other earning assets (3)(4)(8)	24,016	17,576	463	393	2.59	2.99
Mortgage loans held-for-sale	1,003,868	644,611	24,935	13,720	3.32	2.84
Loans, net of unearned income (3)(5)(8)	32,839,837	29,643,281	845,598	878,981	3.44	3.96
Total earning assets (8)	$43,000,963	$37,418,119	$950,201	$988,597	2.95%	3.53%
Allowance for loan and investment security losses	(294,033)	(240,467)
Cash and due from banks	420,874	339,968
Other assets	2,922,933	3,034,897
Total assets	$46,050,737	$40,552,517

NOW and interest-bearing demand deposits	$3,626,819	$3,291,176	$2,404	$6,569	0.09%	0.27%
Wealth management deposits	4,401,489	3,821,203	22,925	21,840	0.70	0.76
Money market accounts	9,639,370	8,686,171	8,002	42,748	0.11	0.66
Savings accounts	3,723,420	3,334,944	1,238	11,736	0.04	0.47
Time deposits	4,579,161	5,176,307	36,978	73,683	1.08	1.90
Interest-bearing deposits	$25,970,259	$24,309,801	$71,547	$156,576	0.37%	0.86%
Federal Home Loan Bank advances	1,234,929	1,131,823	14,658	13,241	1.59	1.56
Other borrowings	518,946	491,981	7,678	9,994	1.98	2.71
Subordinated notes	436,641	436,223	16,469	16,452	5.03	5.03
Junior subordinated debentures	253,566	253,566	8,172	8,266	4.25	4.28
Total interest-bearing liabilities	$28,414,341	$26,623,394	$118,524	$204,529	0.56%	1.03%
Non-interest-bearing deposits	12,300,931	8,947,639
Other liabilities	1,079,614	1,096,297
Equity	4,255,851	3,885,187
Total liabilities and shareholders’ equity	$46,050,737	$40,552,517
Interest rate spread (6)(8)					2.39%	2.50%
Less: Fully taxable-equivalent adjustment			(2,696)	(3,558)	(0.01)	(0.01)
Net free funds/contribution (7)	$14,586,622	$10,794,725			0.20	0.30
Net interest income/margin (GAAP) (8)			$828,981	$780,510	2.58%	2.79%
Fully taxable-equivalent adjustment			2,696	3,558	0.01	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$831,677	$784,068	2.59%	2.80%
(1)Includes interest-bearing deposits from banks, federal funds sold and securities purchased under resale agreements.
(2)Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the nine months ended September 30, 2021 and September 30, 2020 were $2.7 million and $3.6 million, respectively.
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

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month period ended September 30, 2021 to each of the three month periods ended June 30, 2021 and September 30, 2020, and nine month periods ended September 30, 2021 and 2020. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2021 Compared to Second Quarter of 2021	Third Quarter of 2021 Compared to Third Quarter of 2020	First Nine Months of 2021 Compared to First Nine Months of 2020
(In thousands)
Net interest income (GAAP) for comparative period	$279,590	$255,936	$780,510
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	2,212	19,747	109,475
Change due to interest rate fluctuations (rate)	2,655	11,813	(58,145)
Change due to number of days in each period	3,039	—	(2,859)
Net interest income (GAAP) for the period ended September 30, 2021	$287,496	$287,496	$828,981
Fully taxable-equivalent adjustment	903	903	2,696
Net interest income, fully taxable-equivalent (non-GAAP)	$288,399	$288,399	$831,677

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2021	September 30, 2020
Brokerage	$5,230	$4,563	$667	15%
Trust and asset management	26,301	20,394	5,907	29
Total wealth management	31,531	24,957	6,574	26
Mortgage banking	55,794	108,544	(52,750)	(49)
Service charges on deposit accounts	14,149	11,497	2,652	23
(Losses) gains on investment securities, net	(2,431)	411	(2,842)	NM
Fees from covered call options	1,157	—	1,157	NM
Trading gains, net	58	183	(125)	(68)
Operating lease income, net	12,807	11,717	1,090	9
Other:
Interest rate swap fees	4,868	4,029	839	21
BOLI	2,154	1,218	936	77
Administrative services	1,359	1,077	282	26
Foreign currency remeasurement gains (losses)	77	(54)	131	NM
Early pay-offs of capital leases	209	165	44	27
Miscellaneous	14,742	6,849	7,893	NM
Total Other	23,409	13,284	10,125	76
Total Non-interest Income	$136,474	$170,593	$(34,119)	(20)%
NM - Not meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2021	September 30, 2020
Brokerage	$15,418	$13,991	$1,427	10%
Trust and asset management	76,112	59,543	16,569	28
Total wealth management	91,530	73,534	17,996	24
Mortgage banking	219,872	259,194	(39,322)	(15)
Service charges on deposit accounts	39,434	33,182	6,252	19
Gains (losses) on investment securities, net	8	(3,140)	3,148	NM
Fees from covered call options	2,545	2,292	253	11
Trading gains (losses), net	39	(902)	941	NM
Operating lease income, net	39,487	35,486	4,001	11
Other:
Interest rate swap fees	10,176	15,788	(5,612)	(36)
BOLI	4,620	1,884	2,736	NM
Administrative services	3,843	3,122	721	23
Foreign currency remeasurement losses	(606)	(413)	(193)	47
Early pay-offs of capital leases	352	514	(162)	(32)
Miscellaneous	41,053	25,287	15,766	62
Total Other	59,438	46,182	13,256	29
Total Non-interest Income	$452,353	$445,828	$6,525	1%

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased in the third quarter of 2021 as compared to the third quarter of 2020 due to an increase in trust and asset management fees. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as the volume of tax-deferred like-kind exchange services provided during a period. Such revenue increased in the third quarter of 2021 primarily as a result of market appreciation related to managed money accounts with fees based on assets under management and higher asset levels from new customers and new financial advisors as compared to the third quarter of 2020. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions of Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Service charges on deposits increased in the third quarter of 2021 as compared to the third quarter of 2020 as a result of higher account analysis fees on deposit accounts which increased as a result of the Company’s commercial banking initiatives.

The Company recognized net losses on investment securities of $2.4 million in the third quarter of 2021 primarily as a result of a loss on one equity investment.

Mortgage banking revenue decreased in the third quarter of 2021 as compared to the third quarter of 2020 as a result of a decrease in loans originated for sale and lower gain on sale margins, partially offset by more favorable fair value adjustments of mortgage servicing rights. Mortgage loans originated for sale totaled $1.6 billion in the third quarter of 2021 as compared to $2.2 billion in the third quarter of 2020. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During the third quarter of 2021, the fair value of the mortgage servicing rights portfolio increased due to increased capitalization of $15.5 million during the third quarter, partially offset by an unfavorable fair value adjustment of $888,000 and a reduction in value of $8.6 million due to payoffs and paydowns of the existing portfolio. Starting in 2019, the Company purchased options and entered into interest rate swaps to economically hedge a portion of the fair value changes recorded in earnings related to its MSRs portfolio. During the second quarter of 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of September 30, 2021.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Originations:
Retail originations	$1,153,265	$1,590,699	$4,123,650	$3,952,775
Veterans First originations	405,663	635,876	1,381,256	1,700,711
Total originations for sale (A)	$1,558,928	$2,226,575	$5,504,906	$5,653,486
Originations for investment	181,886	73,711	753,493	204,392
Total originations	$1,740,814	$2,300,286	$6,258,399	$5,857,878

Retail originations as percentage of originations for sale	74%	71%	75%	70%
Veterans First originations as a percentage of originations for sale	26	29	25	30

Purchases as a percentage of originations for sale	56%	41%	43%	36%
Refinances as a percentage of originations for sale	44	59	57	64

Production Margin:
Production revenue (B) (1)	$39,247	$94,148	$148,060	$236,908

Total originations for sale (A)	$1,558,928	$2,226,575	$5,504,906	$5,653,486
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	510,982	1,544,234	510,982	1,544,234
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	605,400	1,275,648	1,072,717	372,357
Total mortgage production volume (C)	$1,464,510	$2,495,161	$4,943,171	$6,825,363
Production margin (B/C)	2.68%	3.77%	3.00%	3.47%

Mortgage Servicing:
Loans serviced for others (D)	$12,720,126	$10,139,878
MSRs, at fair value (E)	133,552	86,907
Percentage of MSRs to loans serviced for others (E/D)	1.05%	0.86%
Servicing income	$10,454	$8,118	$29,920	$22,057

Components of MSR:
MSR - current period capitalization	$15,546	$20,936	$57,674	$50,734
MSR - collection of expected cash flow - paydowns	(1,036)	(590)	(2,755)	(1,556)
MSR - collection of expected cash flow - payoffs	(7,558)	(7,272)	(24,547)	(22,000)
Valuation:
MSR - changes in fair value model assumptions	(888)	(3,002)	11,617	(25,541)
Gain on derivative contract held as an economic hedge, net	—	—	—	4,749
MSR valuation adjustment, net of gain on derivative contract held as an economic hedge	$(888)	$(3,002)	$11,617	$(20,792)

Summary of Mortgage Banking Revenue:
Production revenue (1)	$39,247	$94,148	$148,060	$236,908
Servicing income	10,454	8,118	29,920	22,057
MSR activity	6,064	10,072	41,989	6,386
Other	29	(3,794)	(97)	(6,157)
Total mortgage banking revenue	$55,794	$108,544	$219,872	$259,194
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
(2)Certain volume adjusted for the estimated pull-through rate of the loan, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at September 30, 2021 and September 30, 2020.

Miscellaneous revenue increased in the third quarter of 2021 as compared to the third quarter of 2020 primarily as a result of an increase in partnership income.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2021	September 30, 2020
Salaries and employee benefits:
Salaries	$88,161	$89,849	$(1,688)	(2)%
Commissions and incentive compensation	57,026	48,475	8,551	18
Benefits	25,725	25,718	7	0
Total salaries and employee benefits	170,912	164,042	6,870	4
Software and equipment	22,029	17,251	4,778	28
Operating lease equipment depreciation	10,013	9,425	588	6
Occupancy, net	18,158	15,830	2,328	15
Data processing	7,104	5,689	1,415	25
Advertising and marketing	13,443	7,880	5,563	71
Professional fees	7,052	6,488	564	9
Amortization of other intangible assets	1,877	2,701	(824)	(31)
FDIC insurance	6,750	6,772	(22)	0
OREO expense, net	(1,531)	(168)	(1,363)	NM
Other:
Commissions—3rd party brokers	884	778	106	14
Postage	2,018	1,529	489	32
Miscellaneous	23,435	26,002	(2,567)	(10)
Total other	26,337	28,309	(1,972)	(7)
Total Non-interest Expense	$282,144	$264,219	$17,925	7%
NM - Not meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2021	September 30, 2020
Salaries and employee benefits:
Salaries	$270,303	$258,240	$12,063	5%
Commissions and incentive compensation	172,144	126,201	45,943	36
Benefits	82,091	70,519	11,572	16
Total salaries and employee benefits	524,538	454,960	69,578	15
Software and equipment	63,807	47,931	15,876	33
Operating lease equipment depreciation	30,733	27,977	2,756	10
Occupancy, net	55,841	50,270	5,571	11
Data processing	20,072	24,468	(4,396)	(18)
Advertising and marketing	33,294	26,446	6,848	26
Professional fees	21,943	20,896	1,047	5
Amortization of other intangible assets	5,923	8,384	(2,461)	(29)
FDIC insurance	19,713	17,988	1,725	10
OREO expense, net	(1,013)	(807)	(206)	NM
Other:
Commissions—3rd party brokers	2,619	2,350	269	11
Postage	5,661	5,069	592	12
Miscellaneous	66,014	72,296	(6,282)	(9)
Total other	74,294	79,715	(5,421)	(7)
Total Non-interest Expense	$849,145	$758,228	$90,917	12%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Total salaries and employee benefits expense increased in the third quarter of 2021 compared to the third quarter of 2020 primarily due to increased commissions and incentive compensation expense. Commissions and incentive compensation increased primarily due to higher expenses associated with the Company’s annual bonus and long term incentive program.

Software and equipment expense increased in the third quarter of 2021 compared to the third quarter of 2020 as a result of higher software license fees as well as higher computer and software depreciation expense.

Occupancy expense increased in the third quarter of 2021 compared to the third quarter of 2020 primarily as a result of increased real estate tax assessment estimates.

Advertising and marketing expenses increased in the third quarter of 2021 compared to the third quarter of 2020 as a result of increased sponsorship activity. Sponsorship activity was lower in the third quarter of 2020 due to the cancellation of events, including sports sponsorships, as a result of the COVID-19 pandemic. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities and various products, and to attract loans and deposits and announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the timing of sponsorship programs utilized, which are determined based on the market area, targeted audience, competition and various other factors.

Miscellaneous expense decreased in the third quarter of 2021 compared to the third quarter of 2020 as a result of a reversal of a portion of contingent consideration expense in the third quarter of 2021 related to a previous acquisition of mortgage operations compared to an increase in such contingent consideration expense in the third quarter of 2020, partially offset by increased expenses associated with in-person client relationship meetings and conferences as well as some additional expense associated with an all-employee event to celebrate Wintrust’s 30th anniversary and to thank our employees for performing so well during the pandemic. The liability for contingent consideration expense related to the previous acquisition of mortgage operations is based upon forward looking mortgage origination volumes and the estimated profitability of that operation. Should those assumptions change going forward, the liability may need to be increased or decreased. The contractual period covering contingent consideration ends in January 2023 and the final two years of the contract contemplate a lower ratio of contingent consideration relative to financial performance. Miscellaneous expense also includes ATM expenses, correspondent bank charges, directors fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $40.6 million in the third quarter of 2021 compared to $30.0 million in the third quarter of 2020. The effective tax rates were 27.12% in the third quarter of 2021 compared to 21.83% in the third quarter of 2020. During the first nine months of 2021, the Company recorded income tax expense of $133.4 million compared to $63.3 million for the first nine months of 2020. The effective tax rates were 26.63% for the first nine months of 2021 and 24.81% for the first nine months of 2020.

The effective tax rates were impacted by the recognition of a $9.0 million state income tax benefit ($7.1 million after federal taxes) related to the settlement of an uncertain tax position in the third quarter of 2020, an overall lower level of pretax net income in the 2020 periods, and the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share-based awards. The Company recorded excess tax benefits of $1.6 million in the first nine months of 2021 and additional tax expense of $597,000 in the first nine months of 2020 related to share-based compensation, most of which was recorded in the first quarter of each year.

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

The community banking segment’s net interest income for the quarter ended September 30, 2021 totaled $220.0 million as compared to $196.8 million for the same period in 2020, an increase of $23.2 million, or 12%. On a year-to-date basis, net interest income for the segment increased by $33.9 million from $609.3 million for the nine months ended September 30, 2020 to $643.2 million for the nine months ended September 30, 2021. The increase in the three and nine month periods was primarily attributable to earning asset growth, PPP loan fee income, and lower deposits rates. The community banking segment’s non-interest income totaled $94.3 million in the third quarter of 2021, a decrease of $42.7 million, or 31%, when compared to the third quarter of 2020 total of $137.0 million. On a year-to-date basis, non-interest income totaled $332.0 million for the nine months ended September 30, 2021, a decrease of $15.7 million, or 5%, compared to $347.7 million for the nine months ended September 30, 2020. The decrease in the three and nine month periods was primarily the result of reduced mortgage banking revenue due to lower originations for sale and lower gain on sale margin. A release of credit reserves of $7.4 million and $69.2 million was recorded in the community banking segment’s provision for credit losses for the three and nine months ended September 30, 2021, respectively, compared to a provision for credit losses of $23.3 million and $207.2 million, respectively, for the same periods in 2020. The decrease in provision for credit losses for both the three and nine month periods was attributable to positive changes in the macroeconomic forecasts in addition to improvement in portfolio characteristics. The community banking segment’s net income for the quarter ended September 30, 2021 totaled $68.8 million, a decrease of $1.8 million as compared to net income in the third quarter of 2020 of $70.6 million. On a year-to-date basis, the net income of the community banking segment for the nine months ended September 30, 2021 totaled $263.3 million as compared to $97.9 million for the nine months ended September 30, 2020.

The specialty finance segment’s net interest income totaled $52.7 million for the quarter ended September 30, 2021, compared to $46.5 million for the same period in 2020, an increase of $6.2 million, or 13%. On a year-to-date basis, net interest income for the segment increased $13.2 million, or 10% compared to the same period in 2020. The increase for both the three and nine month periods was primarily attributable to growth in earning assets on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $24.4 million and $21.4 million for the three months ended September 30, 2021 and 2020, respectively, and $70.0 million and $64.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in non-interest income for both the three and nine month periods was primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company’s leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 42%, 29%, 25% and 4%, respectively, of the total revenues of our specialty finance business for the nine month period ended September 30, 2021. The net income of the specialty finance segment for the quarter ended September 30, 2021 totaled $30.2 million as compared to $29.9 million for the quarter ended September 30, 2020. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2021 totaled $78.0 million as compared to $74.7 million for the nine months ended September 30, 2020.

The wealth management segment reported net interest income of $8.0 million for the third quarter of 2021 compared to $6.9 million in the same quarter of 2020, an increase of $1.1 million, or 16%. On a year-to-date basis, net interest income totaled $23.2 million for the first nine months of 2021 as compared to $23.3 million for the first nine months of 2020. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.3 billion and $2.0 billion in the first nine months of 2021 and 2020, respectively. This segment recorded non-interest income of $33.6 million for the third quarter of 2021 compared to $26.2 million for the third quarter of 2020. On a year-to-date basis, this segment recorded non-interest income of $95.7 million as compared to $74.7 million for the first nine months of 2020. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $10.1 million for the third quarter of 2021 compared to $6.9 million for the third quarter of 2020. On a year-to-date basis, the wealth management segment’s net income totaled $26.1 million and $19.2 million for the nine month periods ended September 30, 2021 and 2020, respectively.

Financial Condition

Total assets were $47.8 billion at September 30, 2021, representing an increase of $4.1 billion, or 9%, when compared to September 30, 2020 and an increase of approximately $1.1 billion, or 9% on an annualized basis, when compared to June 30, 2021. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $42.4 billion at September 30, 2021, $41.3 billion at June 30, 2021, and $38.3 billion at September 30, 2020.

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

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2021		June 30, 2021		September 30, 2020
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$871,824	2%	$991,011	2%	$822,908	2%
Loans, net of unearned income
Commercial, excluding PPP	$9,732,838	22%	$9,377,392	22%	$8,647,069	22%
Commercial - PPP	1,475,304	3	2,877,731	7	3,364,890	8
Commercial real estate	8,776,342	20	8,573,493	20	8,329,285	21
Home equity	355,510	1	379,853	1	455,589	1
Residential real estate	1,496,847	3	1,453,072	3	1,173,639	3
Premium finance receivables	11,118,607	26	10,383,218	24	9,596,817	24
Other loans	29,997	0	40,415	1	67,319	1
Total average loans (1)	$32,985,445	75%	$33,085,174	78%	$31,634,608	80%
Liquidity management assets (2)	10,314,314	23	8,752,082	20	7,336,153	18
Other earning assets (3)	28,238	0	23,354	0	16,656	0
Total average earning assets	$44,199,821	100%	$42,851,621	100%	$39,810,325	100%
Total average assets	$47,192,510		$45,946,751		$42,962,844
Total average earning assets to total average assets		94%		93%		93%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $871.8 million in the third quarter of 2021, compared to $991.0 million in the second quarter of 2021 and $822.9 million in the third quarter of 2020. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The increase in average balance from 2020 to 2021 was primarily due to higher balances repurchased by the Company under the early buyout option available for loans sold to GNMA with servicing retained, partially offset by lower mortgage origination production. See “Loan Portfolio and Asset Quality” section below in this Item 2 for additional discussion of these early buyout options.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $33.0 billion in the third quarter of 2021, increasing $1.4 billion, or 4%, from the third quarter of 2020 and decreasing $99.7 million, or 1% on an annualized basis, from the second quarter of 2021. Average commercial loans, excluding PPP loans, totaled $9.7 billion in the third quarter of 2021, and increased $1.1 billion, or 13%, over the average balance in the third quarter of 2020 and $355.4 million, or 15% on an annualized basis, over the average balance in the second quarter of 2021. Average commercial PPP loans totaled $1.5 billion in the third quarter of 2021, and decreased $1.9 billion, or 56%, over the average balance in the third quarter of 2020 and decreased $1.4 billion over the average balance in the second quarter of 2021. The decrease in the third quarter of 2021 compared to the second quarter of 2021 and third quarter of 2020 is primarily the result of significant payoffs in the portfolio through the forgiveness process administered by the SBA. Average commercial real estate loans totaled $8.8 billion in the third quarter of 2021, increasing $447.1 million, or 5%, over the third quarter of 2020. Combined, the commercial and commercial real estate loan categories comprised 61% of the average loan portfolio in the third quarter of 2021 as compared to 63% in the second quarter of 2021 and 64% in the third quarter of 2020. Excluding the impact of PPP loans, growth realized in these aggregated categories for the third quarter of 2021 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts.

Home equity loan portfolio averaged $355.5 million in the third quarter of 2021, and decreased $100.1 million, or 22% from the average balance of $455.6 million in same period of 2020. The decrease in the home equity loan portfolio is primarily the result of borrowers preferring to finance through longer term, low rate mortgage loans. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.5 billion in the third quarter of 2021, and increased $323.2 million, or 28% from the average balance of $1.2 billion in same period of 2020. Additionally, compared to the quarter ended June 30, 2021, the average balance increased $43.8 million, or 12% on an annualized basis. The increase in average balance compared to both periods was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

Average premium finance receivables totaled $11.1 billion in the third quarter of 2021, and accounted for 34% of the Company’s average total loans. The increase during the third quarter of 2021 compared to the third quarter of 2020 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new commercial insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $3.1 billion of premium finance receivables were originated in the third quarter of 2021 compared to $2.8 billion during the same period of 2020. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 42% and 58%, respectively, of the average total balance of premium finance receivables for the third quarter of 2021, and 43% and 57%, respectively, for the third quarter of 2020.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity management assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 23% and 18% of total average earning assets in the third quarter of 2021 and 2020, respectively. Average liquidity management assets increased $3.0 billion in the third quarter of 2021 compared to the same period of 2020. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview and - Liquidity sections of this report for additional discussion of the impact of the COVID-19 pandemic.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$1,003,868	2%	$644,611	2%
Loans:
Commercial, excluding PPP	$9,432,203	22%	$8,582,438	23%
Commercial - PPP	2,474,380	6	2,019,778	5
Commercial real estate	8,616,665	20	8,211,222	22
Home equity	381,115	1	477,672	1
Residential real estate	1,417,648	3	1,213,289	3
Premium finance receivables	10,475,164	25	9,069,770	24
Other loans	42,662	0	69,112	1
Total average loans(1)	$32,839,837	77%	$29,643,281	79%
Liquidity management assets (2)	9,133,242	21	7,112,651	19
Other earning assets (3)	24,016	0	17,576	0
Total average earning assets	$43,000,963	100%	$37,418,119	100%
Total average assets	$46,050,737		$40,552,517
Total average earning assets to total average assets		93%		92%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2021		December 31, 2020		September 30, 2020
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$11,187,972	33%	$11,955,967	37%	$12,276,999	39%
Commercial real estate	8,885,714	27	8,494,132	26	8,423,142	26
Home equity	347,662	1	425,263	1	446,274	1
Residential real estate	1,547,736	5	1,259,598	5	1,384,810	4
Premium finance receivables—commercial	4,616,977	14	4,054,489	13	4,060,144	13
Premium finance receivables—life insurance	6,655,453	20	5,857,436	18	5,488,832	17
Consumer and other	22,529	0	32,188	0	55,354	0
Total loans, net of unearned income	$33,264,043	100%	$32,079,073	100%	$32,135,555	100%
Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of September 30, 2021 and 2020:

	As of September 30, 2021			As of September 30, 2020
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other, excluding commercial PPP	$10,105,984	50.3%	$109,780	$8,897,986	43.0%	$112,891
Commercial PPP	1,081,988	5.4	2	3,379,013	16.3	3
Total commercial	$11,187,972	55.7%	$109,782	$12,276,999	59.3%	$112,894
Commercial Real Estate:
Construction and development	$1,343,715	6.7%	$34,101	$1,333,149	6.4%	$77,126
Non-construction	7,541,999	37.6	105,934	7,089,993	34.3	156,884
Total commercial real estate	$8,885,714	44.3%	$140,035	$8,423,142	40.7%	$234,010
Total commercial and commercial real estate	$20,073,686	100.0%	$249,817	$20,700,141	100.0%	$346,904

Commercial real estate - collateral location by state:
Illinois	$6,425,279	72.3%		$6,270,584	74.4%
Wisconsin	790,477	8.9		783,241	9.3
Total primary markets	$7,215,756	81.2%		$7,053,825	83.7%
Indiana	307,631	3.5		265,905	3.2
Florida	117,990	1.3		133,602	1.6
Arizona	81,850	0.9		79,086	0.9
California	107,693	1.2		82,852	1.0
Texas	108,239	1.2		55,229	0.7
Other	946,555	10.7		752,643	8.9
Total commercial real estate	$8,885,714	100.0%		$8,423,142	100.0%
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. In addition, the Company has participated in the PPP starting in the second quarter of 2020. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of improvements in the Company’s macroeconomic forecasts and changes in portfolio characteristics, our allowance for credit losses in our commercial loan portfolio decreased to $109.8 million as of September 30, 2021 compared to $112.9 million as of September 30, 2020.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 81.2% of our commercial real estate loan portfolio is located in this region as of September 30, 2021. We have been able to effectively manage our total non-performing commercial real estate loans. As of September 30, 2021, our allowance for credit losses related to this portfolio was $140.0 million compared to $234.0 million as of September 30, 2020. The decrease in the allowance for credit losses in our commercial real estate portfolio is primarily due to the impact on the Company’s loan loss modeling from improving expectations between the two reporting dates primarily related to the Commercial Real Estate Price Index.

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

Residential real estate. Our residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of September 30, 2021, our residential loan portfolio totaled $1.5 billion, or 5% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of September 30, 2021, $22.6 million of our residential real estate mortgages, or 1.5% of our residential real estate loan portfolio were classified as nonaccrual, no loans were 90 or more days past due and still accruing, $2.6 million were 30 to 89 days past due, or 0.2%, and $1.5 billion were current, or 98.4%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, we generally sell in the secondary market loans originated with long-term fixed rates, for which we receive fee income. We may also selectively retain certain of these loans within our banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2021 and 2020 was $12.7 billion and $10.1 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $18.8 million at September 30, 2021, compared to $240.9 million balance at September 30, 2020. The decrease in balance from September 30, 2020 to September 30, 2021 was the result of the Company increasing its exercise of such early buyout options subsequent to June 30, 2020 and continuing such practice into 2021. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. As of September 30, 2021, early buyout exercised mortgage loans held-for-sale totaled $354.6 million compared to $96.7 million as of September 30, 2020.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $2.8 billion in commercial insurance premium finance receivables in the third quarter of 2021 as compared to $2.5 billion of originations in the third quarter of 2020. During the nine months ended September 30, 2021 and 2020, FIRST Insurance Funding and FIFC Canada originated approximately $8.2 billion and $7.4 billion, respectively, in commercial insurance premium finance receivables. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $371.9 million in life insurance premium finance receivables in the third quarter of 2021 as compared to $315.4 million of originations in the third quarter of 2020. During the nine months ended September 30, 2021 and 2020, Wintrust Life Finance originated approximately $1.1 billion and $960.6 million, respectively, in life insurance premium finance receivables. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at September 30, 2021 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2021	One year or less	From one to five years	Over five years
(In thousands)				Total
Commercial
Fixed rate	$484,771	$2,015,188	$837,153	$3,337,112
Fixed rate - PPP	141,394	940,594	—	1,081,988
Variable rate	6,765,489	3,323	60	6,768,872
Total commercial	$7,391,654	$2,959,105	$837,213	$11,187,972
Commercial real estate
Fixed rate	558,728	2,201,827	493,256	3,253,811
Variable rate	5,607,888	24,015	—	5,631,903
Total commercial real estate	$6,166,616	$2,225,842	$493,256	$8,885,714
Home equity
Fixed rate	14,818	4,618	45	19,481
Variable rate	328,181	—	—	328,181
Total home equity	$342,999	$4,618	$45	$347,662
Residential real estate
Fixed rate	19,165	6,415	819,685	845,265
Variable rate	58,698	258,143	385,630	702,471
Total residential real estate	$77,863	$264,558	$1,205,315	$1,547,736
Premium finance receivables - commercial
Fixed rate	4,479,551	137,426	—	4,616,977
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$4,479,551	$137,426	$—	$4,616,977
Premium finance receivables - life insurance
Fixed rate	9,046	438,568	21,813	469,427
Variable rate	6,186,026	—	—	6,186,026
Total premium finance receivables - life insurance	$6,195,072	$438,568	$21,813	$6,655,453
Consumer and other
Fixed rate	4,366	4,852	906	10,124
Variable rate	12,405	—	—	12,405
Total consumer and other	$16,771	$4,852	$906	$22,529
Total per category
Fixed rate	5,570,445	4,808,894	2,172,858	12,552,197
Fixed rate - PPP	141,394	940,594	—	1,081,988
Variable rate	18,958,687	285,481	385,690	19,629,858
Total loans, net of unearned income	$24,670,526	$6,034,969	$2,558,548	$33,264,043
Variable Rate Loan Pricing by Index:
Prime				$2,989,860
One- month LIBOR				9,177,387
Three- month LIBOR				374,045
Twelve- month LIBOR				6,499,434
Thirty-day moving-average SOFR				174,768
Other				414,364
Total variable rate				$19,629,858

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

(Dollars in thousands)	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$1,244	$307	$—
Commercial real estate	—	—	—	—
Home equity	164	—	—	—
Residential real estate	—	—	—	—
Premium finance receivables—commercial	5,811	3,570	12,792	12,177
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	126	178	264	175
Total loans past due greater than 90 days and still accruing	6,101	4,992	13,363	12,352
Non-accrual loans:
Commercial	26,468	23,232	21,743	42,036
Commercial real estate	23,706	26,035	46,107	68,815
Home equity	3,449	3,478	6,529	6,329
Residential real estate	22,633	23,050	26,071	22,069
Premium finance receivables—commercial	7,300	6,418	13,264	21,080
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	384	485	436	422
Total non-accrual loans	83,940	82,698	114,150	160,751
Total non-performing loans:
Commercial	26,468	24,476	22,050	42,036
Commercial real estate	23,706	26,035	46,107	68,815
Home equity	3,613	3,478	6,529	6,329
Residential real estate	22,633	23,050	26,071	22,069
Premium finance receivables—commercial	13,111	9,988	26,056	33,257
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	510	663	700	597
Total non-performing loans	$90,041	$87,690	$127,513	$173,103
Other real estate owned	9,934	10,510	9,711	2,891
Other real estate owned—from acquisitions	3,911	5,062	6,847	6,326
Other repossessed assets	—	—	—	—
Total non-performing assets	103,886	$103,262	$144,071	$182,320
Accruing TDRs not included within non-performing assets	$38,468	$44,019	$47,023	$46,410
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.24%	0.21%	0.18%	0.34%
Commercial real estate	0.27	0.30	0.54	0.82
Home equity	1.04	0.94	1.54	1.42
Residential real estate	1.46	1.51	2.07	1.59
Premium finance receivables—commercial	0.28	0.22	0.64	0.82
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	2.26	7.35	2.17	1.08
Total non-performing loans	0.27%	0.27%	0.40%	0.54%
Total non-performing assets, as a percentage of total assets	0.22%	0.22%	0.32%	0.42%
Allowance for credit losses as a percentage of nonaccrual loans	352.70%	367.64%	332.82%	241.93%
(1)As of September 30, 2021, and June 30, 2021, $445,000 and $320,000, respectively, of TDRs were past due greater than 90 days and still accruing interest. No TDRs were past due greater than 90 days and still accruing interest as of December 31, 2020 and September 30, 2020.

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

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at September 30, 2021 and June 30, 2021:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of September 30, 2021
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$26,468	$—	$9,768	$24,086	$10,045,662	$10,105,984
Commercial PPP loans	—	—	—	1,138	1,080,850	1,081,988
Commercial real estate
Construction and development	1,030	—	—	12,631	1,330,054	1,343,715
Non-construction	22,676	—	5,395	67,187	7,446,741	7,541,999
Home equity	3,449	164	340	867	342,842	347,662
Residential real estate	22,633	—	1,540	1,076	1,522,487	1,547,736
Premium finance receivables
Commercial insurance loans	7,300	5,811	10,642	14,614	4,578,610	4,616,977
Life insurance loans	—	—	5,162	7,040	6,643,251	6,655,453
Consumer and other	384	126	16	125	21,878	22,529
Total loans, net of unearned income	$83,940	$6,101	$32,863	$128,764	$33,012,375	$33,264,043

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
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

As of September 30, 2021, $32.9 million of all loans, or 0.1%, were 60 to 89 days (or two payments) past due and $128.8 million of all loans or 0.4%, were 30 to 59 days (or one payment) past due. As of June 30, 2021, $19.3 million of all loans or 0.1%, were 60 to 89 days (or two payments) past due and $73.9 million, or 0.2%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2021 that were current with regard to the contractual terms of the loan agreement represent 98.6% of the total home equity portfolio. Residential real estate loans at September 30, 2021 that were current with regards to the contractual terms of the loan agreements comprise 98.4% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$87,690	$188,284	$127,513	$117,588
Additions from becoming non-performing in the respective period	9,341	19,771	31,997	72,769
Additions from the adoption of ASU 2016-13	—	—	—	37,285
Return to performing status	(3,322)	(6,202)	(3,976)	(9,254)
Payments received	(5,568)	(3,733)	(40,611)	(22,883)
Transfer to OREO and other repossessed assets	(720)	(598)	(5,752)	(1,895)
Charge-offs	(548)	(6,583)	(8,184)	(22,018)
Net change for niche loans (1)	3,168	(17,836)	(10,946)	1,511
Balance at end of period	$90,041	$173,103	$90,041	$173,103
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

Management determined that the allowance for credit losses was appropriate at September 30, 2021, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Allowance for credit losses at beginning of period	$304,031	$373,109	$379,910	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	—	—	—	47,344
Provision for credit losses	(7,909)	25,028	(68,584)	213,051
Other adjustments	(65)	55	(2)	24
Charge-offs:
Commercial	1,352	5,270	16,370	13,109
Commercial real estate	406	1,529	2,798	9,323
Home equity	59	138	201	1,378
Residential real estate	10	83	15	777
Premium finance receivables	1,390	4,640	6,706	11,258
Consumer and other	112	103	330	330
Total charge-offs	3,329	11,763	26,420	36,175
Recoveries:
Commercial	816	428	2,170	924
Commercial real estate	373	175	1,087	931
Home equity	313	111	742	451
Residential real estate	5	25	245	115
Premium finance receivables	1,728	1,720	6,749	3,663
Consumer and other	92	20	158	119
Total recoveries	3,327	2,479	11,151	6,203
Net charge-offs	(2)	(9,284)	(15,269)	(29,972)
Allowance for credit losses at period end	$296,055	$388,908	$296,055	$388,908
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.02%	0.16%	0.16%	0.15%
Commercial real estate	0.00	0.06	0.03	0.14
Home equity	(0.28)	0.02	(0.19)	0.26
Residential real estate	0.00	0.02	(0.02)	0.07
Premium finance receivables	(0.01)	0.12	0.00	0.11
Consumer and other	0.26	0.49	0.54	0.41
Total loans, net of unearned income	0.00%	0.12%	0.06%	0.14%
Loans at period-end	$33,264,043	$32,135,555
Allowance for loan losses as a percentage of loans at period end	0.75%	1.01%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.89	1.21
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end, excluding PPP loans	0.92	1.35

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $47.4 million and $62.9 million as of September 30, 2021 and September 30, 2020, respectively.

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

TDRs

At September 30, 2021, the Company had $48.5 million in loans modified in TDRs. The $48.5 million in TDRs represents 254 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $55.7 million representing 273 credits at June 30, 2021 and decreased from $78.5 million representing 291 credits at September 30, 2020.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was individually assessed when measuring the allowance for credit losses at September 30, 2021 and approximately $2.3 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at September 30, 2021, the Company was committed to lend an additional $127,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(In thousands)	2021	2021	2020
Accruing TDRs:
Commercial	$4,532	$6,911	$7,863
Commercial real estate	8,385	9,659	10,846
Residential real estate and other	25,551	27,449	27,701
Total accruing TDRs	$38,468	$44,019	$46,410
Non-accrual TDRs: (1)
Commercial	$3,079	$4,104	$13,132
Commercial real estate	3,239	3,434	13,601
Residential real estate and other	3,685	4,190	5,392
Total non-accrual TDRs	$10,003	$11,728	$32,125
Total TDRs:
Commercial	$7,611	$11,015	$20,995
Commercial real estate	11,624	13,093	24,447
Residential real estate and other	29,236	31,639	33,093
Total TDRs	$48,471	$55,747	$78,535
(1)Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of September 30, 2021 and September 30, 2020, and show the change in the balance during those periods:

Three months ended September 30, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$11,015	$13,093	$31,639	$55,747
Additions during the period	1	—	558	559
Reductions:
Charge-offs	(61)	—	—	(61)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	(2,121)	—	(617)	(2,738)
Payments received	(1,223)	(1,469)	(2,344)	(5,036)
Balance at period end	$7,611	$11,624	$29,236	$48,471

Three months ended September 30, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$26,126	$27,651	$29,771	$83,548
Additions during the period	1,013	1,045	5,538	7,596
Reductions:
Charge-offs	(4,808)	(1,439)	(33)	(6,280)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	—	(866)	(866)
Payments received	(1,336)	(2,810)	(1,317)	(5,463)
Balance at period end	$20,995	$24,447	$33,093	$78,535

Nine months ended September 30, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,190	$16,726	$33,276	$68,192
Additions during the period	547	2,944	3,393	6,884
Reductions:
Charge-offs	(2,358)	(23)	(7)	(2,388)
Transferred to OREO and other repossessed assets	(99)	—	(459)	(558)
Removal of TDR loan status (1)	(2,121)	(800)	(1,556)	(4,477)
Payments received	(6,548)	(7,223)	(5,411)	(19,182)
Balance at period end	$7,611	$11,624	$29,236	$48,471

Nine months ended September 30, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,739	$16,873	$28,224	$63,836
Additions during the period	10,046	19,180	11,184	40,410
Reductions:
Charge-offs	(4,808)	(7,508)	(419)	(12,735)
Transferred to OREO and other repossessed assets	—	—	(945)	(945)
Removal of TDR loan status (1)	—	—	(866)	(866)
Payments received	(2,982)	(4,098)	(4,085)	(11,165)
Balance at period end	$20,995	$24,447	$33,093	$78,535
(1)Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

On March 22, 2020, interagency guidance was issued titled "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effect of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 (subsequently extended to January 1, 2022 under CAA), or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Modifications qualifying for the exemption from TDR classification totaled approximately $57.3 million as of September 30, 2021.

The table below presents a summary of all COVID-19 related modified loans, including those not qualifying for the exemption under Section 4013, as of September 30, 2021, presented by loan category and type of modification:

(In thousands)	Interest-only	Full Payment Deferral	Line Increases	Other	Total
Commercial	$1,082	$3,823	$—	$2,256	$7,161
Commercial real estate	59,955	1,478	—	3,303	64,736
Home equity	—	—	—	—	—
Residential real estate	—	—	—	—	—
Premium finance receivables	—	70	—	—	70
Consumer and other	—	—	1	—	1
Total loans, net of unearned income	$61,037	$5,371	$1	$5,559	$71,968

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance at beginning of period	$15,572	$10,197	$16,558	$15,171
Disposal/resolved	(1,949)	(1,532)	(7,263)	(6,937)
Transfers in at fair value, less costs to sell	315	777	5,562	1,731
Fair value adjustments	(93)	(225)	(1,012)	(748)
Balance at end of period	$13,845	$9,217	$13,845	$9,217

	Period End
(In thousands)	September 30, 2021	June 30, 2021	September 30, 2020
Residential real estate	$1,592	$1,952	$1,839
Residential real estate development	934	1,030	—
Commercial real estate	11,319	12,590	7,378
Total	$13,845	$15,572	$9,217

Deposits

Total deposits at September 30, 2021 were $40.0 billion, an increase of $4.1 billion, or 11%, compared to total deposits at September 30, 2020. See Note 9 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2021:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2021 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (1)
1-3 months	$918,517	0.99%
4-6 months	780,345	0.57
7-9 months	628,839	0.41
10-12 months	602,854	0.42
13-18 months	621,320	0.56
19-24 months	272,526	0.48
24+ months	306,145	0.55
Total	$4,130,546	0.61%
(1)Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2021		June 30, 2021		September 30, 2020
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$12,834,084	32%	$12,246,274	32%	$9,988,769	28%
NOW and interest-bearing demand deposits	3,757,677	10	3,626,424	10	3,435,089	10
Wealth management deposits	4,672,402	12	4,369,998	11	4,329,300	12
Money market	10,027,424	25	9,547,167	25	9,332,668	26
Savings	3,851,523	10	3,728,271	10	3,419,586	10
Time certificates of deposit	4,236,317	11	4,632,796	12	4,900,839	14
Total average deposits	$39,379,427	100%	$38,150,930	100%	$35,406,251	100%

Total average deposits for the third quarter of 2021 were $39.4 billion, an increase of $4.0 billion, or 11%, from the third quarter of 2020. The increase in average deposits is primarily attributable to additional deposits related to PPP lending and organic growth of retail deposits.

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

	September 30,		December 31,
(Dollars in thousands)	2021	2020	2020	2019	2018
Total deposits	$39,952,558	$35,844,422	$37,092,651	$30,107,138	$26,094,678
Brokered deposits	1,877,093	2,293,328	1,843,227	1,011,404	1,071,562
Brokered deposits as a percentage of total deposits	4.7%	6.4%	5.0%	3.4%	4.1%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(In thousands)	2021	2021	2020
FHLB advances	$1,241,073	$1,235,142	$1,228,421
Other borrowings:
Notes payable	90,960	96,306	112,345
Short-term borrowings	13,183	15,034	7,784
Secured borrowings	344,724	350,219	326,964
Other	63,918	64,365	65,694
Total other borrowings	$512,785	$525,924	$512,787
Subordinated notes	436,746	436,644	436,323
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$2,444,170	$2,451,276	$2,431,097
FHLB advances provide the banks with access to fixed-rate funds that are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $1.2 billion at each of September 30, 2021, June 30, 2021 and September 30, 2020.

Notes payable balances represent the balances on a $200.0 million loan agreement (“Credit Agreement”) with unaffiliated banks consisting of a $50.0 million revolving credit facility (“Revolving Credit Facility”) and a $150.0 million term facility (“Term Facility”). Both the Revolving Credit Facility and the Term Facility are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At September 30, 2021 and 2020, the Company had a balance under the Term Facility of $85.7 million and $107.1 million, respectively. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At September 30, 2021, the Company had no outstanding balance under the Revolving Credit Facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $14.1 million at September 30, 2021 compared to $15.6 million at June 30, 2021 and $8.0 million at September 30, 2020. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

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

Other borrowings at September 30, 2021 include a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 (“Fixed-Rate Promissory Note”) related to and secured by three office buildings owned by the Company. At September 30, 2021, the Fixed-Rate Promissory Note had a balance of $63.8 million compared to $64.2 million at June 30, 2021 and $65.5 million at September 30, 2020. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. An amendment to the Fixed-Rate Promissory Note was executed on and became effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025.

At September 30, 2021, the Company had outstanding subordinated notes totaling $436.8 million compared to $436.7 million and $436.4 million outstanding at June 30, 2021 and September 30, 2020, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized costs paid related to the different issuances of such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of September 30, 2021, June 30, 2021 and September 30, 2020. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At September 30, 2021, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

In response to the COVID-19 pandemic, the Company will continue to manage funding sources discussed above, including the utilization of availability with the FHLB and FRB and the Revolving Credit Facility with unaffiliated banks, to access needed liquidity in a timely manner. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview and - Liquidity sections of this report for additional discussion of the impact of the COVID-19 pandemic.

See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	September 30, 2021	June 30, 2021	September 30, 2020
Tier 1 leverage ratio	8.1%	8.2%	8.2%
Risk-based capital ratios:
Tier 1 capital ratio	9.9	10.1	10.2
Common equity tier 1 capital ratio	8.9	9.0	9.0
Total capital ratio	12.1	12.4	12.9
Other ratio:
Total average equity-to-total average assets(1)	9.2	9.3	9.4
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Leverage ratio	4.0%	N/A	N/A
Tier 1 capital to risk-weighted assets	6.0	8.50	6.0
Common equity Tier 1 capital to risk-weighted assets	4.5	7.00	N/A
Total capital to risk-weighted assets	8.0	10.50	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of September 30, 2021 would exceed such revised well-capitalized standard.

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April and July of 2021, the Company declared a quarterly cash dividend of $0.31 per common share. In January, April, July and October of 2020, the Company declared a quarterly cash dividend of $0.28 per common share.

In response to the COVID-19 pandemic, the Company continues to leverage its capital management framework to assess and monitor risk when making capital decisions. The Company will continuously evaluate the adequacy of capital as a result of the uncertainty from the COVID-19 pandemic. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

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

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In the third quarter of 2021, we maintained our liquid assets to ensure that we have the balance sheet strength to serve our clients through the COVID-19 pandemic. As a result, the Company believes that it has sufficient funds and access to funds to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, such as the impacts of the COVID-19 pandemic (including the emergence of variant strains), and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the 2020 Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2021, June 30, 2021 and September 30, 2020 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2021	24.3%	11.5%	(7.8)%
June 30, 2021	24.6	11.7	(6.9)
September 30, 2020	23.4	10.9	(8.1)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2021	10.8%	5.4%	(3.8)%
June 30, 2021	11.4	5.8	(3.3)
September 30, 2020	10.7	5.2	(3.5)

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

During the first nine months of 2020, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company did not enter into such transactions during the first nine months of 2021. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2021 and September 30, 2020.

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

Wintrust Mortgage Matter

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit in the Superior Court of Los Angeles County, California against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage filed its response to the complaint on February 25, 2019. On November 1, 2019, the plaintiff's counsel filed a letter with the California Department of Labor advising that it was initiating an action under California's Private Attorney General Act statute based on the same alleged violations. In November 2019, the parties reached a settlement agreement. The parties executed a settlement agreement and on February 26, 2020, plaintiff moved the court for approval. A hearing on the motion to approve settlement was originally set for June 16, 2020, but the court continued the motion to September 8, 2020. On September 8, 2020, the court requested the parties make certain changes to the settlement agreement that were immaterial to the parties’ settlement terms. The parties revised the settlement agreement consistent with the court's recommendations and submitted the revised settlement agreement to the court for its approval. On January 27, 2021, the court entered its preliminary approval of the settlement. After no class members opted out or objected to the settlement, the court issued its final approval of the settlement on June 17, 2021 and on June 18, 2021, Wintrust Mortgage tendered the settlement amount to the class claims administrator and payments to class members have been completed. The Company had reserved an amount for this settlement that is immaterial to its results of operations or financial condition.

Northbrook Bank Matter

On October 17, 2018, two individual plaintiffs filed suit in the Circuit Court of Cook County, Illinois against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen. Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which the court granted on March 5, 2019. On April 3, 2019, the plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank again moved to dismiss. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook moved to dismiss the second amended complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs filed an appeal on December 2, 2019. After this appeal was fully briefed, on September 4, 2020, the Appellate Court for the First District of Illinois remanded the case back to the trial court for lack of appellate jurisdiction. The Appellate Court determined it did not have jurisdiction to hear the appeal because the trial court did not dismiss the suit against defendant Moumen and plaintiffs did not obtain the trial court's consent for immediate appeal of the dismissal order against Northbrook Bank. On October 29, 2020, the plaintiffs cured the jurisdictional issue identified by the Appellate Court by dismissing defendant Moumen. Plaintiffs filed their renewed appeal on November 4, 2020. This matter was fully briefed and on July 30, 2021, the Appellate Court issued an opinion affirming the trial court’s dismissal of the complaint with prejudice. On August 30, 2021, Plaintiffs filed a petition seeking permission to appeal to the Illinois Supreme Court. Northbrook Bank filed its response to Plaintiffs’ petition on September 23, 2021. Plaintiffs’ petition remains pending.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. On October 28, 2021, the Board of Directors of the Company authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock. This authorization is incremental to the remaining authorization of approximately $23 million under the previous program, which the Board approved in the fourth quarter of 2019. The repurchase authorization does not have an expiration date.

The table below provides information of such repurchases by month in 2021.

Month Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2021 to July 31, 2021	40,000	$70.93	40,000	$30,107
August 1, 2021 to August 31, 2021	94,062	71.25	94,062	23,405
September 1, 2021 to September 30, 2021	—	—	—	23,405
October 1, 2021 to October 31, 2021 (1)	—	—	—	223,405
Total	134,062	$71.16	134,062	$223,405
(1)Maximum dollar value that may yet be purchased includes the October 28, 2021 increase in authorization.

Item 6: Exhibits:

(a)Exhibits

10.1*
Third Amendment, dated as of September 14, 2021, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2021).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Wintrust agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	November 8, 2021	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)