Form 10-K
period 2021-12-31
WINTRUST FINANCIAL CORP
filed 2022-02-25
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to
Commission File Number 001-35077
Wintrust Financial Corporation
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9700 W. Higgins Road, Suite 800
Rosemont, Illinois 60018
(Address of principal executive offices)

Registrant’s telephone number, including area code: (847) 939-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	WTFC	The NASDAQ Global Select Market
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, no par value	WTFCM	The NASDAQ Global Select Market
Depositary Shares, Each Representing a 1/1,000th Interest in a Share of	WTFCP	The NASDAQ Global Select Market
6.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, no par value
Securities registered pursuant to Section 12(g) of the Act:
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $75.63, as reported by the NASDAQ Global Select Market, was $4,278,341,370.

As of February 22, 2022, the registrant had 57,237,575 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 26, 2022 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $50.1 billion as of December 31, 2021. We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area, southern Wisconsin and northwest Indiana (“our market area”) through our fifteen wholly-owned-banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank & Trust Company, N.A. (“Barrington Bank”). In addition, we provide specialty finance services, including financing for the payment of property and casualty insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through FIRST Insurance Funding, a division of our wholly-owned subsidiary Lake Forest Bank & Trust Company, N.A. (“Lake Forest Bank”), and Wintrust Life Finance, a division of Lake Forest Bank, and in Canada through our premium finance company, First Insurance Funding of Canada (“FIFC Canada”), lease financing and other direct leasing opportunities through our wholly-owned subsidiary, Wintrust Asset Finance, Inc. (“Wintrust Asset Finance”), and short-term accounts receivable financing and outsourced administrative services through our wholly-owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). Further, we provide a full range of wealth management services primarily to customers in our market area through four separate subsidiaries, The Chicago Trust Company, N.A. (“CTC”), Wintrust Investments, LLC (“Wintrust Investments”), Great Lakes Advisors, LLC (“Great Lakes Advisors”) and Chicago Deferred Exchange Company, LLC (“CDEC”).

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

Community Banking

Through our community banking segment, our banks provide community-oriented, personal and commercial banking services to customers located in our market area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. The banks have a strategy to provide comprehensive community-focused banking services. In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and treasury management products. Using our multiple bank charter corporate structure to our advantage, we offer our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer’s deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. We also have downtown Chicago and Milwaukee offices that work with each of our banks to capture commercial and industrial business. Our commercial and industrial lenders in our downtown offices operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and a full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. Our banks also offer home equity, consumer, and real estate loans, safe deposit facilities, ATMs, online and mobile banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

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

As of December 31, 2021, we owned fifteen nationally chartered banks: Lake Forest Bank, Barrington Bank, Wintrust Bank, N.A. (“Wintrust Bank”), Libertyville Bank & Trust Company, N.A. (“Libertyville Bank”), Northbrook Bank & Trust Company, N.A. (“Northbrook Bank”), Village Bank & Trust, N.A. (“Village Bank”), Wheaton Bank & Trust Company, N.A. (“Wheaton Bank”), State Bank of the Lakes, N.A., Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”), Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”), Hinsdale Bank & Trust Company, N.A. (“Hinsdale Bank”), St. Charles Bank & Trust Company, N.A. (“St. Charles Bank”) and Town Bank, N.A. (“Town Bank”). As of December 31, 2021, we had 173 banking locations. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (“OCC”).

We also engage in the retail origination and purchase of residential mortgages through Wintrust Mortgage as well as consumer direct lending primarily to veterans through our Veterans First brand. Certain originated loans are sold to unaffiliated companies or the Company’s banks with servicing remaining within Wintrust Mortgage operations. Wintrust Mortgage maintains retail mortgage offices in a number of states, with the largest concentration located in the Chicago, Minneapolis, Salt Lake City and Los Angeles metropolitan areas.

We also offer several niche lending products through several of the banks. These include Barrington Bank’s Community Advantage program, which provides lending, deposit and treasury management services to condominium, homeowner and community associations; Hinsdale Bank’s mortgage warehouse lending program, which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area; and Lake Forest Bank’s franchise lending program, which provides lending to restaurant franchisees. Other niches offered throughout our banking franchise include Wintrust Commercial Finance, which offers direct leasing opportunities; Wintrust Business Credit, which specializes in asset-based lending for middle-market companies; Wintrust SBA Lending, which is dedicated to offering expertise in Small Business Administration loans; Wintrust Commercial Real Estate, which concentrates on real estate lending solutions including commercial mortgages and construction loans; and Wintrust Government, Non-Profit & Hospital, which focuses on financial solutions for mission-based organizations such as hospitals, non-profits, educational institutions and local government operations. In addition, we offer a niche deposit service through our Northbrook Bank’s Funds Group.

For the years ended December 31, 2021, 2020 and 2019, the community banking segment had net revenues of $1.3 billion, $1.3 billion and $1.1 billion, respectively, and net income of $319 million, $164 million and $238 million, respectively. The community banking segment had total assets of $40.3 billion, $36.8 billion and $29.6 billion as of December 31, 2021, 2020 and 2019, respectively. The community banking segment accounted for approximately 74% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2021.

Specialty Finance

Through our specialty finance segment, we offer financing of insurance premiums for businesses and individuals; accounts receivable financing, value-added, out-sourced administrative services; and other specialty finance businesses. FIRST Insurance Funding and Wintrust Life Finance engage in the premium finance receivables business, our most significant specialized lending niche, including property and casualty insurance premium finance and life insurance premium finance. We also engage in property and casualty insurance premium finance in Canada through our wholly-owned subsidiary FIFC Canada.

In their property and casualty insurance premium finance operations, FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their property and casualty insurance policies. Approved medium and large insurance agents and brokers located throughout the United States and Canada assist FIRST Insurance Funding and FIFC Canada, respectively, in arranging each commercial premium finance loan between the borrower and FIRST Insurance Funding or FIFC Canada, as the case may be. FIRST Insurance Funding or FIFC Canada evaluates each loan request according to its own underwriting criteria including the amount of the down payment on the insurance policy, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower's previous payment history, if any, and other factors deemed appropriate. Upon approval of the loan by FIRST Insurance Funding or FIFC Canada, as the case may be, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIRST Insurance Funding or FIFC Canada may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIRST Insurance Funding’s or FIFC Canada’s behalf. In some cases the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIRST Insurance Funding or FIFC Canada in the event of a default by the borrower. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIRST Insurance Funding and FIFC Canada may be more susceptible to third party (i.e., agent or broker) fraud. The Company performs various controls and procedures including ongoing credit and other reviews of the agents and brokers as well as performs various internal audit steps to mitigate against the risk of material fraud.

The commercial and property premium finance business is subject to regulation in the majority of states. Regulation typically governs notices to borrowers prior to cancellation of a policy and required communication to insurance agents and insurance companies. FIRST Insurance Funding offers financing of property and casualty insurance policies in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands.  FIRST Insurance Funding’s legal department regularly monitors changes to regulations and updates policies and programs accordingly.

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

The life insurance premium finance business is subject to banking regulations but is not subject to additional regulatory regimes (e.g. additional state regulation). Wintrust Life Finance’s compliance department regularly monitors the regulatory environment and the company’s compliance with existing regulations. Wintrust Life Finance maintains a policy prohibiting the known financing of stranger-originated life insurance and has established procedures to identify and prevent the company from financing such policies. While a carrier could potentially put at risk the cash surrender value of a policy, which serves as Wintrust Life Finance’s primary collateral, by challenging the validity of the insurance contract for lack of an insurable interest, Wintrust Life Finance believes it has strong counterclaims against any such claims by carriers, in addition to recourse to borrowers and guarantors as well as to additional collateral in certain cases.

Premium finance loans made by FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however, the top three insurers represents approximately 14%, 6% and 5% of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of Wintrust Life Finance’s life insurance premium finance policies provide for an event of default and allow Wintrust Life Finance to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIRST Insurance Funding or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Through our wholly-owned subsidiary Wintrust Asset Finance, we provide equipment financing through structured loan and lease products to customers in a variety of industries throughout the United States. Wintrust Asset Finance provides financing of fixed assets consisting of property, plant and equipment, transportation (trucks, trailers, rail, marine, buses), construction, manufacturing equipment, technology, oil and gas, restaurant equipment, medical and healthcare. As of December 31, 2021, the Company’s leasing portfolio, including direct financing leases, loans and equipment on operating leases, totaled $2.4 billion compared to $2.1 billion as of December 31, 2020. During 2021, Wintrust Asset Finance contributed approximately $72.5 million to our revenue, which does not reflect intersegment eliminations.

Through our wholly-owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2021, Tricom processed payrolls with associated client billings of approximately $723 million and contributed approximately $12.3 million to our revenue, net of interest expense, which does not reflect intersegment eliminations.

In 2021, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 42%, 29%, 25% and 4%, respectively, of the total revenues of our specialty finance business. For the years ended December 31, 2021, 2020 and 2019 the specialty finance segment had net revenues of $294 million, $263 million and $241 million, respectively, and net income of $109 million, $100 million and $89 million, respectively. The specialty finance segment had total assets of $8.4 billion, $7.0 billion and $5.9 billion as of December 31, 2021, 2020 and 2019, respectively. The specialty finance segment accounted for 17% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2021.

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

Great Lakes Advisors, our registered investment adviser with locations in downtown Chicago and Tampa, Florida, as well as in various banking offices of our fifteen banks, provides money management services and advisory services to individuals, institutions, and municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial advisory services for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC. Great Lakes Advisors is regulated by the SEC as a registered investment adviser.

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

As of December 31, 2021, the Company’s wealth management subsidiaries had approximately $35.5 billion of assets under administration, which included $5.3 billion of assets owned by the Company and its subsidiary banks. For the years ended December 31, 2021, 2020 and 2019, the wealth management segment had net revenues of $161 million, $134 million and $130 million, respectively, and net income of $38 million, $29 million and $28 million, respectively. The wealth management segment had total assets of $1.5 billion, $1.3 billion and $1.1 billion as of December 31, 2021, 2020 and 2019, respectively. The wealth management segment accounted for 9% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2021.

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

As a $50 billion asset financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. We continue to add lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital-raising capabilities.

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

Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, margin compression, enhanced regulatory guidance and the promise of equal oversight for both banks and independent mortgage lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage’s size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation make the firm well positioned to compete in this environment. Our continued ability to retain the majority of servicing on loans sold, including those loans sold to the Company's banks, allows Wintrust Mortgage to continue to grow a more stable revenue stream. While earnings will fluctuate with the rise and fall of long-term interest rates, we expect that mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.

We continue to review our branch footprint and in 2021, the Company opened four new branch locations. The new branches included three locations in the Chicago metropolitan area and one location in Whitefish Bay, Wisconsin. Also in 2021, we recorded an impairment charge of $1.1 million associated with a 2021 branch closing. In addition, in 2021, the Company completed the sale of three branches in southwestern Wisconsin and the closure of nine branches both previously announced in 2020. These were predominantly smaller locations in close proximity to other Wintrust locations. As such, there was no material attrition or customer disruption. In the fourth quarter of 2020, we recorded an impairment charge of $1.4 million associated with the closing of the nine locations. During 2021, leases were terminated and updated appraisals received and approximately $900,000 of additional impairment was recorded associated with the closing of the nine locations. Collectively, the net reduction of eight locations during the year ended December 31, 2021, represented approximately 5% of the Wintrust retail banking locations as of December 31, 2021. It is important to note that while we see increased use of electronic services and are investing heavily in digital capabilities to allow clients to choose how they want to be served, Wintrust will continue to selectively open branches in areas where we are not represented.

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

Supervision and Regulation

Regulatory Environment

Our business is heavily regulated and supervised by both federal and state agencies. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. We expect that our business will remain subject to extensive regulation and supervision. Further, the scope and the intensity of regulation and supervision will likely be higher in the Biden Administration.

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

As of October 2019, the five regulatory agencies charged with implementing the Volcker Rule finalized amendments to the Volcker Rule’s proprietary trading and compliance provisions. These amendments tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the federal agencies.

In June 2020, the five regulatory agencies again modified the Volcker Rule, effective October 1, 2020. These modifications permit banking entities to engage in certain fund activities, expand permissible transactions with covered funds, reduce extraterritorial effects on foreign funds, and clarify the Volcker Rule. These requirements did not have a material impact on the Company’s investing and trading activities. The Company will continue to monitor the Volcker Rule-related developments and assess their impact on its operations as necessary.

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

In addition, in December 2018, the U.S. federal banking agencies finalized rules that permit BHCs and banks to phase in, for regulatory capital purposes, the day-one impact of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326) (“CECL”) on retained earnings over a period of three years. In response to the COVID-19 pandemic, in 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published another final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company is adopting the capital transition relief over the permissible five-year period. For further discussion of the new CECL accounting standard, including the Company’s implementation of such guidance, see

“Summary of Critical Accounting Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 2 “Recent Accounting Pronouncements,” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

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
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Capital Ratio of 6.0% or greater and a Total Capital Ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2021 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including us, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2021, our Company’s and our subsidiary banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer. Based on current estimates, we believe that we and our subsidiary banks will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer. Please refer to the table below for a summary of our regulatory capital ratios as of December 31, 2021, calculated using the regulatory capital methodology applicable to us during 2021.

	Company Regulatory Capital Ratios
	Minimum Regulatory Capital Ratio for the Company	Minimum Ratio + Capital Conservation Buffer(1)	Well-Capitalized Minimum for the Company(2)	The Company
Common Equity Tier 1 Capital Ratio	4.50%	7.00%	N/A	8.6%
Tier 1 Capital Ratio	6.00	8.50	6.00	9.6
Total Capital Ratio	8.00	10.50	10.00	11.6
Tier 1 Leverage Ratio	4.00	N/A	N/A	8.0
(1)Reflects the Capital Conservation Buffer of 2.50%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2021 would exceed such revised well-capitalized standard.

In addition to the above, as a result of participation in mortgage programs with certain government-sponsored entities as well as other investors, the Company has specific net worth requirements for continued participation. As of December 31, 2021, the Company remained in compliance with such requirements.

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

As of December 31, 2021, each of the Company’s banks was categorized as “well-capitalized” and, in addition, met additional requirements under the Capital Conservation Buffer.

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

Assessment rates remain unchanged since the DIF reserve ratio fell to 1.30% in June 2020. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed 1.35% within eight years. The FDIC’s restoration plan projects the reserve ratio to exceed 1.35% without increasing the deposit insurance assessment rate, subject to ongoing monitoring over the next eight years. The FDIC could increase the deposit insurance assessments for certain insured depository institutions, including our subsidiary banks, if the DIF reserve ratio is not restored as projected.

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

In June 2020, the OCC adopted the CRA rules in final form (June 2020 Rule), which would have applied to national banks, including our subsidiary banks. In December 2021, the OCC issued a final rule to rescind the June 2020 Rule and replace it with a rule based largely on the prior rules adopted jointly by the federal banking agencies in 1995, as amended, that existed prior to the June 2020 Rule. The OCC has also issued a joint statement with the FDIC and Federal Reserve stating that they are committed to working jointly to modernize the CRA rules.

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

In January 2021, the OCC released a final rule that would require certain OCC-supervised banks to provide access to services, capital, and credit based on their risk assessment of individual customers, rather than broad-based decisions affecting whole categories or classes of customers, which includes requiring banks to make each financial service they offer available to all persons in the geographic market served by them on proportionally equal terms. The rule was scheduled to take effect on April 1, 2021. However, the OCC announced that the next confirmed Comptroller of the Currency will review the final rule, and its future remains uncertain.

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

In November 2021, the Federal Reserve, OCC, and FDIC adopted a new regulation that, among other things, requires a banking organization to notify its primary federal regulators within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States.

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

Incentive Compensation

The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations, such as us and our subsidiary banks, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including us and our subsidiary banks, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. A proposed rule was issued in 2016. It is unclear when, if ever, the proposed rule will be finalized. The Biden Administration may revisit this proposal.

Also pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. The SEC has re-opened the comment period for these rules, but it is unclear when the proposed rules will be finalized.

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

Workforce Overview

As of December 31, 2021, Wintrust employed 5,239 full-time equivalent employees in the U.S. and Canada. Approximately 97% of Wintrust’s employees are classified as full-time, working greater than 30 hours per week. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Talent Recruiting and Retention

At Wintrust we recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. In 2021, Wintrust filled approximately 1,069 positions, including external hires, internal transfers/promotions, and temporary hires. In 2021, approximately 54% of our new hires self-identified as female and approximately 39% of new hires self-identified as a racial or ethnic minority. Wintrust promotes an employee referral program, which we believe favorably affects colleague retention and engagement. Turnover for the entire Wintrust enterprise for the year was approximately 20% and voluntary departures accounted for approximately 81% of the total turnover.

Wintrust offers total rewards packages that are designed to attract, motivate and retain a talented and diverse group of employees. In addition to competitive, performance-based compensation plans, we provide employees with comprehensive benefits packages. Wintrust consistently monitors and adapts its total rewards program design to reflect both market changes and employee feedback.

Diversity & Inclusion

Wintrust strives to promote an equitable, diverse and inclusive culture where each employee can be successful, and one that is reflective of the communities we serve. Women currently represent more than 58% of Wintrust’s workforce. In addition, racially/ethnically diverse representation in Wintrust’s workforce is approximately 31%. To further advance diversity and inclusion across Wintrust, we have taken the following steps:

•Expanded the “shared responsibility in action” theme by launching 12-month advocate-protégé partnerships which paired select high-potential protégés with senior executive advocates. The protégé cohort includes over 60% women and 35% leaders who are racially or ethnically diverse. The program objective is to accelerate development of leadership opportunities for protégés within one to three years after launching the partnership.
•Launched a fourth Business Resource Group (“BRG”) called Prism, which is intended to support our LGBTQ+ employees and community. Other BRGs are: Leadership Coalition, Multicultural Professionals Network, and Career Navigation. Over 10% of Wintrust employees have registered as members of one or more BRG.
•Introduced the 360 degree Inclusivity Model designed to take inclusive approaches to addressing racial and financial disparities in the communities we serve, through enhanced products and services.
•Required each of our business units to outline key goals and effective effort for advancing diversity and inclusion via formal Diversity & Inclusion Business Unit Action Plans document that are reviewed and updated annually.

Learning & Development

We are committed to providing all team members with development opportunities through individual and career development planning. Our employees have access to approximately 500 Banking topics, 150 Professional Skills topics and 400 customized training courses and resources through Wintrust University – our learning portal. In 2021, we introduced a new online training catalog containing over 16,000 course offerings for our employees’ personal and professional development. In 2021, Wintrust invested more than 117,000 total hours in training by team members.

We routinely identify and recognize talented employees by performing comprehensive reviews of leadership capability, readiness, aspiration and succession planning. To support the development of our internal talent pipeline, we have invested in a number of programs to support the development of future leaders and additional training for senior leaders with strategic accountability. To support the development of future leaders, 79 newly minted leaders attended “The Fundamentals of Wintrust Leadership” program and 18 senior leaders participated in our year-long “Winning at Wintrust” training program focused on strategic accountability. Additionally, 141 retail employees completed the Wintrust Bankers Academy program in 2021.

Annually, Wintrust team members at all levels certify their completion of regulatory training based upon their roles and responsibilities. They also are encouraged to complete a minimum of two professional development activities each year.

Pandemic Worker Health & Safety Efforts

Initiatives undertaken to keep our employees safe during the COVID-19 pandemic have included:

•Granted emergency sick leave to all employees up to 160 hours for caring for a family member or personal illness due to COVID-19.
•Paid employees for all employer directed quarantines due to close contact exposure in the workplace.
•Continued to support non-essential staff to work remotely where possible.
•Hosted various virtual wellness sessions throughout the year addressing a variety of topics that included anxiety, depression, resiliency for working parents, nutrition, ergonomics and virtual cooking classes.
•Closely monitored vaccinations percentages of our overall workforce.
•Modified banking operations and branch staffing levels to limit close person-to-person contact where possible.
•Paid employees full wages in the event a branch closure occurred due to COVID-19 impacts on staffing levels.
•Offered telemedicine services through a third-party vendor for COVID-19 symptoms and illness.
•Covered the full cost of COVID-19 testing for all employees and family members enrolled in Wintrust’s health benefits.
•Made at-home COVID-19 test kits available to limit employees’ need to leave their homes for testing.
•Continued support for childcare benefits for employees to improve work-life balance.
•Provided employee assistance program offerings and resources designed to help employees deal with COVID-19 related mental health issues.

•Monitored and adjusted safety protocols and signage at all of our locations in response to changing guidelines by local, state and federal regulations, and recommendations.
•Maintained comprehensive employee communications program regarding COVID-19 related matters.
•Provided enhanced manager and employee resources relating to remote work environment.
•Required daily health attestations for employees reporting to branch locations and offices.

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

Risks Related to Economic Conditions and Operating Environment
•Includes risks related to the COVID-19 pandemic, climate change and related environmental sustainability matters, deterioration in economic conditions and economic declines in the Chicago metropolitan and southern Wisconsin market areas, since our business is concentrated in these regions.

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

Risks Related to Financial Strength and Liquidity
•Includes risks related to changes in prevailing interest rates, our liquidity position, an actual or perceived reduction in our financial strength, our credit rating, capital not being available when it is needed or the cost of that capital being very high, disruption in the financial markets, being a bank holding company and therefore being limited in sources of funds, including to pay dividends, and uncertainty about the transition from LIBOR to alternate benchmark interest rates.

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

Although the U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has also contributed to rising inflationary pressures. All of our three primary business segments: community banking, specialty finance and wealth management, have been uniquely impacted and we expect will continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the rate of distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the COVID-19 pandemic may have the effect of heightening the other risks described in this Item 1A.

We have continued to maintain appropriate levels of our allowance for loan losses in response to the COVID-19 pandemic. The effects of the pandemic could cause us to recognize heightened credit losses in our loan portfolio and additional increases in our allowance for loan losses. Certain portions of our lending portfolio are particularly vulnerable to the COVID-19 pandemic, including commercial and industrial and commercial real estate loans. Until the effects of the pandemic subside, we could experience additional draws on lines of credit, downward pressure on deposits, and increased loan delinquencies. The effects of COVID-19 may impair the value of collateral securing our loans, especially commercial and residential real estate loans. Further, a significantly larger amount of delinquent mortgage loans may result in us having to repurchase or substitute loans that we have sold in the secondary market.

Market interest rates declined significantly during the pandemic, but we expect that the temporary reduction of interest rates to near zero will be reversed, with the Federal Reserve now signaling its concerns with respect to inflation and announcing that it will begin to taper its purchases of mortgage and other bonds. The timing and impact of this expected reversal in interest rates trends is unknown. The lower interest rate environment has negatively affected our interest rate margin and, especially if prolonged, could adversely affect our net interest income and profitability. Further, the pandemic could cause us to recognize impairment of our goodwill and other financial assets, may increase our cost of capital, may prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, and could result in a downgrade in our credit ratings. The negative economic conditions caused by the COVID-19 pandemic, especially if prolonged, may have a material adverse effect on our business, financial condition and results of operations.

To protect the health and safety of our employees and communities, many of our employees have been working remotely. We may experience increased costs of operations or other operational difficulties, including increased cybersecurity risk, due to the remote working environments of our employees. We may also experience additional operational risk due to difficulties experienced by our vendors. The effects of the pandemic and measures taken in response may subject us to increased risk of litigation and governmental and regulatory scrutiny.

Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of the pandemic or when normal economic and operating conditions will resume. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the virus’s impact on the domestic and global economy. Accordingly, the extent to which the COVID-19 pandemic may affect our business, financial condition, results of operations and cash flows (including without limitation our liquidity, regulatory capital ratios and credit ratings) is highly uncertain, unpredictable and depends on factors including, among other things, new information that may emerge regarding the COVID-19 pandemic, the duration and severity of the pandemic, the availability and efficacy of vaccines, the emergence of variant strains of the virus and responses to the pandemic by the government, businesses and consumers.

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

As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Any economic deterioration from current levels or slowing of current economic activity could lead to an increase in loan charge-offs and negatively affect consumer confidence as well as the level of business activity. Net charge-offs totaled $21.5 million in 2021 from $40.3 million in 2020. Our balance of non-performing loans and other real estate owned (“OREO”) was $74.4 million and $4.3 million, respectively, at December 31, 2021 compared to $127.5 million and $16.6 million, respectively, at December 31, 2020. Deterioration in the economy and real estate markets, higher inflation, rising interest rates or increased unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have made to them, decrease the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Climate change manifesting as transition, physical or other risks could adversely affect our operations, businesses, customers, reputation and financial condition.

There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding, hurricanes, tornadoes and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy will entail extensive policy, legal, technology and market initiatives. Transition risks, including changes in consumer preferences, additional regulatory requirements or taxes and additional counterparty or customer requirements, could increase our expenses, undermine our strategies and impact our financial condition. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, we have begun to develop and continue to enhance processes, to embed climate risk considerations into our risk management strategies established for risks such as market, credit and operational risks; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure.

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

If we are unable to compete effectively, our market share and income from deposits, loans and other products may be reduced. This could adversely affect our profitability and have a material adverse effect on our business, financial condition and results of operations.

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

In the past several years, we have completed numerous acquisitions of banks, other financial service related companies and financial service related assets, including acquisitions of troubled financial institutions, as more fully described below. We expect to continue to make such acquisitions in the future. Wintrust seeks merger or acquisition partners that are culturally similar, have experienced management, possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Failure to successfully identify and complete acquisitions may result in Wintrust achieving slower growth.

The Economic Growth Act could result in increased competition for merger or acquisition partners, potentially resulting in higher acquisition prices or an inability to complete desired acquisitions. In addition, the standards by which bank and financial institution acquisitions will be evaluated are currently in flux and some banking organizations are experiencing delays in the processing of applications. In July 2021, President Biden issued an executive order on competition that requires the banking agencies to review the standards for bank mergers and the DOJ has announced that it is reviewing its bank merger guidelines. It is expected that these reviews will tighten the standards for bank mergers and may change how the financial stability factor is evaluated. In addition, some members of Congress have called for a moratorium of any bank merger and acquisition of greater than $100 billion in assets. While the Company is still much smaller in asset size than $100 billion, we cannot exclude the possibility that we may be subject to higher antitrust standards, enhanced scrutiny under the financial stability risk factor, or have a potential acquisition denied.

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

Our ability to profitably operate is dependent, in part, upon federal fiscal policies that cannot be predicted. We are particularly affected by the monetary policies of the Federal Reserve, which influence money supply in the United States. Any change in the United States’ monetary policy, or worsening federal budgetary pressures, could affect our access to capital. Additionally, any trend toward inflation, economic decline, destabilizing of financial markets, or other factors beyond our control may significantly affect consumer demand for our products and consumers’ ability to repay loans, reducing our results of operations. We cannot predict the nature or timing of future changes in monetary policies in response to the outbreak, or in a response to what is being characterized as a current inflationary environment, or the precise effects that future changes in monetary policies may have on our activities and financial results.

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

In addition, we expect that the Biden Administration and the Democratically-controlled Congress will continue to seek to implement a regulatory reform agenda that is significantly different than that of the Trump Administration. This reform agenda could include a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. At this time, we are unable to assess which, if any of these policies, would be implemented and what their impact on the Company's business, financial condition or results of operations would be.

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

Our accounting policies are fundamental to understanding our financial results and financial condition. Some of these policies require use of estimates and assumptions that affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses. From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes, such as the CECL standard adopted on January 1, 2020, can be hard to predict and could materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

There continues to be discussion and dialogue in the U.S. government regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service debt. This in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. It is also unclear what changes, if any, to U.S. trade policy will be made by the Biden Administration and Congress, particularly in light of the mid-term elections in 2022.

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

Because our allowance for credit losses represents an estimate of lifetime losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolios, particularly if there are changes in expectations of general economic or market conditions, or events that adversely affect specific customers. In 2021, we charged off $21.5 million in loans (net of recoveries) and decreased our allowance for credit losses from $379.9 million at December 31, 2020 to $299.7 million at December 31, 2021. Our allowance for loan and unfunded lending-related commitment losses represents 0.86% and 1.18% of total loans outstanding at December 31, 2021 and 2020, respectively.

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

From April 3, 2020 through the end of the program in the second quarter of 2021, we originated over 19,400 PPP loans with a carrying balance totaling approximately $4.8 billion. As of December 31, 2021, the carrying balance of such loans was reduced to approximately $558.3 million primarily resulting from forgiveness by the SBA. The PPP program expired on May 31, 2021.

Since the launch of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, as well as litigation regarding the alleged nonpayment of fees that may be due to certain agents who facilitated PPP loan applications. Although many of these lawsuits have subsequently been dismissed, the Company and the banks may be exposed to the risk of litigation, from both customers and non-customers that approached the banks regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or its banks and is not resolved in a manner favorable to the Company or the banks, such litigation may result in significant financial liability or adversely affect the Company’s reputation. The Company and one of its banks were named as defendants in a putative class action, which has been dismissed with prejudice, regarding the alleged nonpayment of agency fees.

Regardless of outcome, litigation can be costly and divert the Company’s attention and resources. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

PPP loans are fixed, low interest rate loans that are guaranteed by the SBA and subject to numerous other regulatory requirements, and a borrower may apply to have all or a portion of the loan forgiven. If PPP borrowers fail to qualify for loan forgiveness, banks face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. While the PPP loans are guaranteed by the SBA, various regulatory requirements will apply to banks’ ability to seek recourse under the guarantees, and related procedures are subject to uncertainty.

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

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy weakens for a prolonged period or experiences deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Excluding PPP loans that include a guarantee from the SBA, our commercial loan portfolio totaled $11.3 billion or 33% of our total loan portfolio, at December 31, 2021, compared to $9.2 billion, or 29% of our total loan portfolio, at December 31, 2020.

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

As of both December 31, 2021 and 2020, approximately 34% and 36%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties, including the Chicago metropolitan area and southern Wisconsin, in which a majority of our real estate loans are concentrated. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

We provide financing for the payment of property and casualty insurance premiums and life insurance premiums on a national basis through FIRST Insurance Funding and Wintrust Life Finance, respectively, and financing for the payment of property and casualty insurance premiums in Canada through our wholly-owned subsidiary, FIFC Canada. Property and casualty insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2021, we had $4.9 billion of property and casualty insurance premium finance loans outstanding, of which $4.2 billion related to the Company's U.S. operations at FIRST Insurance Funding and $677.0 million related to the Company's Canadian operations at FIFC Canada. Together, these loans represented 14% of our total loan portfolio as of such date.

FIRST Insurance Funding and FIFC Canada may also be more susceptible to third party fraud with respect to property and casualty insurance premium finance loans because these loans are originated and many times funded through relationships with unaffiliated insurance agents and brokers. In the second quarter of 2010, for example, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of FIRST Insurance Funding, increased both the Company's net charge-offs and provision for credit losses by $15.7 million. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity.

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

FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however, the top three insurers represents approximately 14%, 6% and 5% of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada can mitigate its risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

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

We are exposed to interest rate risk in our core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $1.1 billion and $1.0 billion for the years ended December 31, 2021 and 2020, respectively.

Each of our businesses may be affected differently by a given change in interest rates. For example, we expect that the results of our mortgage banking business in selling loans into the secondary market could be negatively impacted during periods of rising interest rates, whereas falling interest rates could have a negative impact on the net interest spread earned on deposits as we would be unable to lower the rates on many interest bearing deposit accounts of our customers to the same extent as many of our higher yielding asset classes.

Additionally, increases in interest rates may adversely influence the growth rate of loans and deposits, the quality of our loan portfolio, loan and deposit pricing, the volume of loan originations in our mortgage banking business and the value that we can recognize on the sale of mortgage loans in the secondary market.

In response to the economic consequences of the COVID-19 pandemic, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25%. While interest rates remain low, the Federal Reserve is expected to begin raising interest rates during 2022. We cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results.

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $3.7 million, $2.3 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful or that we will be successful in implementing any new mitigation strategies necessary to address the current rising interest rate environment. In addition, transactions entered into as part of mitigation strategies employed to mitigate risks associated with a prolonged low interest rate environment could be less beneficial or result in losses if interest rates continue to rise.

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

As of December 31, 2021, we have been rated by Fitch Ratings as "BBB+" and DBRS as "A (low)". A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

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

Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2021, approximately 96% of the Company's available-for-sale debt securities and equity securities with a readily determinable fair value were categorized in level 1 or 2 of the fair value hierarchy (meaning that their fair values were determined by unadjusted quoted prices in active markets for identical assets, quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of available-for-sale debt securities and unrealized losses of equity securities with a readily determinable fair value recognized in earnings, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.

The remaining securities in our available-for-sale debt securities and equity securities with a readily determinable fair value portfolios were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2021, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

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

We have derivative contracts, borrowings, variable rate loans and other financial instruments with attributes that are either directly or indirectly dependent on the LIBOR. Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks. The publication of most LIBOR rates ceased as of the end of December 2021. While certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, the U.S. banking agencies have encouraged banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021. A transition away from the widespread use of LIBOR to alternative rates and other potential interest rate benchmark reforms has begun and will continue over the course of the next few years. These reforms may cause such rates to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be predicted.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee (“ARRC”), has selected the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR. Further, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (“reformed SONIA”), comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. Reformed SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates.

Although SOFR appears to be the preferred replacement rate for U.S dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. We cannot predict what effect any such alternatives will have on the value of LIBOR-based securities or financial arrangements, including the Company’s Series D Preferred Stock, junior subordinated debentures or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the dividend rate on the Company’s Series D Preferred Stock, which currently is based on the LIBOR rate, will be determined as set forth in the accompanying offering documents, and the value of such securities may be adversely affected.

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

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and "spear phishing" attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently and may not be recognized until launched or until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner.

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

We engage in the origination and purchase of residential mortgages for sale into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. We receive requests for loan repurchases and indemnification payments relating to the representations and warranties with respect to such loans. We have been able to reach settlements with a number of purchasers, and believe that we have established appropriate reserves with respect to indemnification requests. It is possible that the number of such requests will increase or that we will not be able to reach settlements with respect to such requests in the future. Accordingly, it is possible that losses incurred in connection with loan repurchases and indemnification payments may be in excess of our financial statement reserves, and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchases and indemnification payments in the future. Increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business could be adversely affected by the occurrence of extraordinary events, such as acts of war, terrorist attacks, natural disasters and public health threats.

An act of war, terrorist activity, including acts of domestic terrorism, a major epidemic or pandemic, natural disaster, or the threat of such an event or other public health threat, could adversely affect our customers and our business. Such events could significantly impact the demand for our products and services as well as the ability of our customers to repay loans, affect the stability of our deposit base, impair the value of the collateral securing loans, adversely impact our employee base, cause significant property damage, result in loss of revenue, and cause us to incur additional expenses. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events. The occurrence or threat of any such extraordinary event could result in a material negative effect on our business and results of operations.

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

The ability of a third party to acquire us is also limited under applicable banking regulations. The BHC Act requires any “bank holding company” (as defined in the BHC Act) to obtain the approval of the Federal Reserve prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act of 1978. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a “bank holding company” under the BHC Act. For purposes of calculating ownership thresholds under these banking regulations, bank regulators would generally take the position that the maximum number of shares of Wintrust common stock that a holder is entitled to receive pursuant to securities convertible into or settled in Wintrust common stock, including pursuant to any warrants to purchase Wintrust common stock held by such holder, must be taken into account in calculating a shareholder's aggregate holdings of Wintrust common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois as well as additional nearby corporate office locations at 9701 W. Higgins Road, Rosemont, Illinois and 9801 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago and at 731 N. Jackson Street in downtown Milwaukee. The Company’s community banking segment operates through 173 banking facilities, the majority of which are owned. The Company owns 228 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area, southern Wisconsin and northwest Indiana as well as one banking location in Naples, Florida. Excess space in certain properties is leased to third parties. Wintrust Mortgage, also of our banking segment, is headquartered in our corporate headquarters in Rosemont, Illinois and has 40 locations in 11 states, all of which are leased, as well as office locations at several of our banks.

The Company’s wealth management subsidiaries has one location in downtown Chicago, one in Appleton, Wisconsin, and one in Tampa, Florida, all of which are leased, as well as office locations at several of our banks. FIRST Insurance Funding and Wintrust Life Finance have one location in Northbrook, Illinois which is owned and locations in downtown Newark, New Jersey, Long Island, New York and Newport Beach, California, all of which are leased. FIFC Canada has three locations in Canada that are leased, located in Toronto, Ontario; Wainwright, Alberta; and Vancouver, British Columbia. Wintrust Asset Finance is located in our corporate headquarters in Rosemont, Illinois and has locations in Frisco, Texas, Mishawaka, Indiana, and Irvine, California, all of which are leased. Tricom has one location in Menomonee Falls, Wisconsin which is owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.

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

Total Return Performance
Index Value
240
220
200
180
160
140
120
100
80
12/31/16
12/31/17
12/31/18
12/31/19
12/31/2020
12/31/2021
Period Ending
Wintrust Financial Corporation
NASDAQ - Total US
NASDAQ - Bank Index

	2016	2017	2018	2019	2020	2021
Wintrust Financial Corporation	100.00	114.36	93.14	100.75	88.89	134.32
NASDAQ — Total US	100.00	121.38	114.78	150.55	182.57	229.84
NASDAQ — Bank Index	100.00	118.39	98.98	135.78	118.40	162.58

Approximate Number of Equity Security Holders

As of February 10, 2022, there were approximately 1,659 shareholders of record of the Company’s common stock.

Dividends on Common Stock

The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve a semi-annual dividend until quarterly dividends were approved starting in 2014. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of the Company's Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), the terms of the Company’s Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E (the “Series E Preferred Stock”), the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate revolving and term facilities entered into on September 18, 2018, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold.

The following is a summary of the cash dividends paid in 2021 and 2020:

Record Date	Payable Date	Dividend per Share
November 11, 2021	November 26, 2021	$0.31
August 5, 2021	August 19, 2021	$0.31
May 6, 2021	May 20, 2021	$0.31
February 11, 2021	February 25, 2021	$0.31
November 12, 2020	November 27, 2020	$0.28
August 6, 2020	August 20, 2020	$0.28
May 7, 2020	May 21, 2020	$0.28
February 6, 2020	February 20, 2020	$0.28

On January 27, 2022, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.34 per share of outstanding common stock. The dividend was paid on February 24, 2022 to shareholders of record as of February 10, 2022.

The final determination of timing, amount and payment of dividends is at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The Company's and the banks’ ability to pay dividends is subject to banking laws, regulations and policies. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2021, 2020 and 2019, the banks and certain wealth management subsidiaries paid $145.0 million, $253.0 million and $139.0 million, respectively, in dividends to the Company.

Reference is also made to Note 19 to the Consolidated Financial Statements, and “Liquidity and Capital Resources” contained in Item 7 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Issuer Purchases of Equity Securities

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. On October 28, 2021, the Board of Directors of the Company authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock. This authorization is incremental to the remaining authorization of approximately $23 million under the previous program, which the Board approved in 2019. The repurchase authorization does not have an expiration date. In 2021, the Company repurchased approximately $9.5 million of the Company's common stock on the open market.

The table below provides information of such repurchases by month in 2021.

Month Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2021 to January 31, 2021	—	$—	—	$32,944
February 1, 2021 to February 28, 2021	—	—	—	32,944
March 1, 2021 to March 31, 2021	—	—	—	32,944
April 1, 2021 to April 30, 2021	—	—	—	32,944
May 1, 2021 to May 31, 2021	—	—	—	32,944
June 1, 2021 to June 30, 2021	—	—	—	32,944
July 1, 2021 to July 31, 2021	40,000	70.93	40,000	30,107
August 1, 2021 to August 31, 2021	94,062	71.25	94,062	23,405
September 1, 2021 to September 30, 2021	—	—	—	23,405
October 1, 2021 to October 31, 2021 (1)	—	—	—	223,405
November 1, 2021 to November 30, 2021 (1)	—	—	—	223,405
December 1, 2021 to December 31, 2021 (1)	—	—	—	223,405
Total	134,062	$71.16	134,062	$223,405
(1)Maximum dollar value that may yet be purchased includes the October 28, 2021 increase in authorization.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2021. The detailed financial discussion focuses on 2021 results compared to 2020. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto within this Annual Report on Form 10-K.

For a discussion of 2020 results compared to 2019, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Wintrust Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			Percentage % or Basis Point (bp) Change	Percentage % or Basis Point (bp) Change
(Dollars in thousands, except per share data)	2021	2020	2019	2020 to 2021	2019 to 2020
Net income	$466,151	$292,990	$355,697	59%	(18)%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	578,533	604,001	533,965	(4)	13
Net income per common share — Diluted	7.58	4.68	6.03	62	(22)
Net revenue (1)	1,711,077	1,644,096	1,462,091	4	12
Net interest income	1,124,957	1,039,907	1,054,919	8	(1)
Net interest margin	2.57%	2.72%	3.45%	(15) bp	(73) bp
Net interest margin - fully taxable-equivalent (non-GAAP) (2)	2.58	2.73	3.47	(15)	(74)
Net overhead ratio (3)	1.17	1.05	1.57	12	(52)
Non-interest income to average assets	1.25	1.46	1.23	(21)	23
Non-interest expense to average assets	2.42	2.51	2.79	(9)	(28)
Return on average assets	1.00	0.71	1.07	29	(36)
Return on average common equity	11.27	7.50	10.41	377	(291)
Return on average tangible common equity (non-GAAP) (2)	13.83	9.54	13.22	429	(368)
At end of period
Total assets	$50,142,143	$45,080,768	$36,620,583	11%	23%
Total loans, excluding loans held-for-sale	34,789,104	32,079,073	26,800,290	8	20
Total deposits	42,095,585	37,092,651	30,107,138	13	23
Total shareholders’ equity	4,498,688	4,115,995	3,691,250	9	12
Average loans to average deposits ratio	84.7%	88.8%	91.4%	(410) bp	(260) bp
Book value per common share (2)	$71.62	$65.24	$61.68	10%	6%
Tangible book value per common share (non-GAAP) (2)	59.64	53.23	49.70	12	7
Market price per common share	90.82	61.09	70.90	49	(14)
Allowance for loan and unfunded lending-related commitment losses to total loans	0.86%	1.18%	0.59%	(32) bp	59 bp
Non-performing loans to total loans	0.21	0.40	0.44	(19)	(4)
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

NON-GAAP FINANCIAL MEASURES/RATIOS

The accounting and reporting policies of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), taxable-equivalent net interest margin (including its individual components), the taxable-equivalent efficiency ratio, tangible common equity ratio, tangible book value per common share, return on average tangible common equity and pre-tax income, excluding provision for credit losses. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the Company’s interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

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

The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures for the last three years.

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2021	2020	2019
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$1,275,484	$1,293,020	$1,385,142
Taxable-equivalent adjustment:
-Loans	1,627	2,241	3,935
-Liquidity management assets	1,972	2,165	2,280
-Other earning assets	2	9	9
(B) Interest Income (non-GAAP)	$1,279,085	$1,297,435	$1,391,366
(C) Interest Expense (GAAP)	150,527	253,113	330,223
(D) Net Interest Income (GAAP) (A minus C)	1,124,957	1,039,907	1,054,919
(E) Net interest Income (non-GAAP) (B minus C)	1,128,558	1,044,322	1,061,143
Net interest margin (GAAP)	2.57%	2.72%	3.45%
Net interest margin, fully taxable equivalent (non-GAAP)	2.58	2.73	3.47

(F) Non-interest income	$586,120	$604,189	$407,172
(G) (Losses) gains on investment securities, net	(1,059)	(1,926)	3,525
(H) Non-interest expense	1,132,544	1,040,095	928,126
Efficiency ratio (H/(D+F-G))	66.15%	63.19%	63.63%
Efficiency ratio (non-GAAP) (H/(E+F-G))	66.01	63.02	63.36

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$4,498,688	$4,115,995	$3,691,250
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(125,000)
Less: Goodwill and other intangible assets (GAAP)	(683,456)	(681,747)	(692,277)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,402,732	$3,021,748	$2,873,973
(J) Total assets (GAAP)	$50,142,143	$45,080,768	$36,620,583
Less: Goodwill and other intangible assets (GAAP)	(683,456)	(681,747)	(692,277)
(K) Total tangible assets (non-GAAP)	$49,458,687	$44,399,021	$35,928,306
Common equity to assets ratio (GAAP) (L/J)	8.1%	8.2%	9.7%
Tangible common equity ratio (non-GAAP) (I/K)	6.9	6.8	8.0

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity (GAAP)	$4,498,688	$4,115,995	$3,691,250
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(125,000)
(L) Total common equity	$4,086,188	$3,703,495	$3,566,250
(M) Actual common shares outstanding	57,054	56,770	57,822
Book value per common share (L/M)	$71.62	$65.24	$61.68
Tangible book value per common share (Non-GAAP) (I/M)	59.64	53.23	49.70

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$438,187	$271,613	$347,497
Add: Intangible asset amortization	7,734	11,018	11,844
Less: Tax effect of intangible asset amortization	(2,080)	(2,732)	(3,068)
After-tax intangible asset amortization	5,654	8,286	8,776
(O) Tangible net income applicable to common shares (non-GAAP)	$443,841	$279,899	$356,273
Total average shareholders’ equity	$4,300,742	$3,926,688	$3,461,535
Less: Average preferred stock	(412,500)	(306,455)	(125,000)
(P) Total average common shareholders’ equity	$3,888,242	$3,620,233	$3,336,535
Less: Average intangible assets	(678,739)	(686,064)	(641,802)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,209,503	$2,934,169	$2,694,733
Return on average common equity (N/P)	11.27%	7.50%	10.41%
Return on average tangible common equity (non-GAAP) (O/Q)	13.83	9.54	13.22

Reconciliation of Non-GAAP Pre-Tax, Pre- Provision Income:
Income before taxes	$637,796	$389,781	$480,101
Add: Provision for credit losses	(59,263)	214,220	53,864
Pre-tax income, excluding provision for credit losses (non-GAAP)	$578,533	$604,001	$533,965

OVERVIEW AND STRATEGY

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic by the World Health Organization, resulting in unprecedented uncertainty and volatility in world-wide financial markets. Governments' actions calling for shelter in place and social distancing have led to rapid changes in business revenues, increased unemployment, and have impacted consumer activity, all of which have impacted the Company. Although vaccines and related boosters are now being widely distributed, the COVID-19 pandemic, including the emergence of subsequent variant strains of the virus, may continue to impact the Company's future results.

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

On March 27, 2020, the CARES Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program (“PPP”), which is designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain banks, under the administration of the Small Business Administration (“SBA”). From the date the Company began accepting applications, April 3, 2020, through June 30, 2021, the Company secured authorization from the SBA and funded over 19,400 PPP loans with a carrying balance of approximately $4.8 billion. PPP loans are forgivable under certain circumstances, including the borrower’s use of certain loan proceeds to fund employee payroll during a specific period (e.g., eight weeks, 24 weeks) following disbursement of the borrower’s PPP loan. From the loans originated under the program, the Company generated net fees of $146.0 million to be recognized over the life of the PPP loans adjusted for estimated prepayments. As of December 31, 2021, the carrying balance of such loans was reduced to approximately $558.3 million primarily resulting from forgiveness by the SBA.

All of our three primary business segments (community banking, specialty finance and wealth management), have been uniquely impacted and we expect will continue to be impacted by the COVID-19 pandemic, requiring the implementation of certain responses as circumstances evolve.  As non-exclusive examples of such impacts, our community banking business, including our mortgage business, has received borrower requests for temporary payment relief including payment deferrals. As of December 31, 2021, outstanding loans totaling approximately $44.3 million were modified as a result of COVID-19 disruption to our borrowers. Our insurance premium finance business was impacted by certain state legislation prohibiting canceling of insurance policies for designated periods. Our wealth management business is impacted by increased stock market volatility.

Given the continued uncertainty regarding future economic conditions, the Company has taken a number of actions to help ensure that it has adequate liquidity and capital to manage through the COVID-19 pandemic, including issuing fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a public offering of depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock (the “Depositary Shares”). We believe the Company currently has adequate liquidity and capital to manage through any continued impacts of the COVID-19 pandemic, including future variants of concern. However, we will continue to prudently evaluate liquidity sources.

We continue to monitor the impact of COVID-19 closely; however, the extent to which the COVID-19 pandemic will impact our operations and financial conditions remains highly uncertain. Please refer to Part I, Item 1A, “Risk Factors” of this Form 10-K for additional information.

2021 Highlights

The Company recorded net income of $466.2 million for the year of 2021 compared to $293.0 million and $355.7 million for the years of 2020 and 2019, respectively. The results for 2021 demonstrate increased net interest income primarily due to significant growth in earning assets as well as negative provision for credit losses primarily due to improvement of forecasted macroeconomic conditions used in the measurement of the allowance for credit losses, partially offset by reduced mortgage banking revenue primarily due to lower mortgage originations and lower production margins during the year.

The Company increased its loan portfolio from $32.1 billion at December 31, 2020 to $34.8 billion at December 31, 2021. This increase was primarily due to growth in several portfolios, including the commercial, industrial and other (excluding PPP loans), commercial real estate, property and casualty premium finance receivables and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

The Company recorded net interest income of $1.1 billion in 2021 compared to $1.0 billion and $1.1 billion in 2020 and 2019, respectively. The higher level of net interest income recorded in 2021 compared to 2020 resulted primarily from a $5.5 billion increase in average earning assets, partially offset by a 15 basis point decline in the net interest margin in 2021 (see “Net Interest Margin” section later in this Item 7 for further detail).

Non-interest income totaled $586.1 million in 2021, decreasing $18.1 million, or 3%, compared to 2020. The decrease in non-interest income in 2021 compared to 2020 was primarily attributable to decreases in mortgage banking revenues due to origination volumes declining from historically elevated levels experienced in 2021 as well as declines in margins earned on sales (see “Non-Interest Income” section later in this Item 7 for further detail).

Non-interest expense totaled $1.1 billion in 2021, increasing $92.4 million, or 9%, compared to 2020. The increase compared to 2020 was primarily attributable to a $65.6 million increase in salaries and employee benefits, a $19.0 million increase in software and equipment expense and an $11.0 million increase in advertising and marketing expense. The increase in salaries and employee benefits was primarily attributable to higher commissions and incentive compensation due to higher expenses associated with the Company's long term incentive program (see “Non-Interest Expense” section later in this Item 7 for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2021, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. The Company had overnight liquid funds and interest-bearing deposits with banks of $5.8 billion and $5.1 billion at December 31, 2021 and 2020, respectively.

Economic Environment

The economic environment in 2021 was characterized by continued compression in net interest margin, improved economic forecasts and, for banks, the associated impact on the allowance for credit losses as well as continued competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

Net Interest Income

The Company has leveraged its operating strengths as well as its participation in PPP to grow its earning assets base, mitigating continued compression in net interest margin in 2021. In 2021, the Company's net interest margin decreased to 2.57% (2.58% on a fully tax-equivalent basis) as compared to 2.72% ( 2.73% on a fully tax-equivalent basis) in 2020, primarily due to a shift in earning asset mix in 2021 with increasing levels of lower yielding liquidity management assets as well as lower yields on the Company’s loan portfolio. Despite the reduced net interest margin, significant growth in earning assets resulted in the Company’s net interest income increasing by $85.1 million in 2021 compared to 2020. In 2021, the Company maintained its asset sensitive interest rate position in anticipation of short term interest rates increases. Based on modeled contractual cash flows, including prepayment assumptions, approximately 80% of our current loan balances are projected to reprice or mature in 2022.

The Company has continued its practice of writing call options against certain investment securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In 2021, the Company recognized $3.7 million in fees on covered call options compared to $2.3 million in 2020.

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

Non-Interest Income

The interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $273.0 million in 2021 and $346.0 million in 2020, representing 16% and 21% of total net revenue in 2021 and 2020, respectively. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage revenue is also impacted by changes in the fair value of mortgage servicing rights (“MSRs”). Mortgage originations for sale and purchases totaled $6.8 billion and $8.0 billion in 2021 and 2020, respectively. In 2021, approximately 45% of originations were mortgages associated with new home purchases, while 55% of originations were related to refinancing of mortgages. In 2020, approximately 35% of originations were mortgages associated with new home purchases, while 65% of originations were related to refinancing of mortgages.
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

In particular:

•The Company’s 2021 provision for credit losses, totaled $(59.3) million, compared to $214.2 million in 2020 and $53.9 million in 2019. The negative provision in 2021 was primarily the result of improvements in the forecasted macroeconomic forecast, specifically the Company’s macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index and Baa corporate credit spreads) as well as improvements in characteristics of the Company's loan portfolios. Net charge-offs decreased to $21.5 million in 2021 (of which $20.2 million related to commercial and commercial real estate loans), compared to $40.3 million in 2020 (of which $27.3 million related to commercial and commercial real estate loans) and $49.5 million in 2019 (of which $35.9 million related to commercial and commercial real estate loans).

•The Company's allowance for loan and unfunded lending-related commitment losses decreased to $299.7 million at December 31, 2021, reflecting a decrease of $80.3 million, or 21%, when compared to 2020. At December 31, 2021, approximately $144.6 million, or 48%, of the allowance for loan and unfunded lending-related commitment losses was associated with commercial real estate loans and an additional $119.3 million, or 40%, was associated with commercial loans.

•The Company has significant exposure to commercial real estate. At December 31, 2021, $9.0 billion, or 26%, of our loan portfolio was commercial real estate, with approximately 78.9% located in our market area. The commercial real estate loan portfolio was comprised of $1.4 billion in construction and development loans, and $7.6 billion in non-construction loans. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks.

•Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest) were $74.4 million (of which $21.7 million, or 29%, was related to commercial real estate) at December 31, 2021, a decrease of $53.1 million compared to December 31, 2020. Non-performing loans as a percentage of total loans were 0.21% at December 31, 2021 compared to 0.40% at December 31, 2020.

•The Company’s other real estate owned decreased by $12.3 million to $4.3 million during 2021, from $16.6 million at December 31, 2020. The $4.3 million of other real estate owned as of December 31, 2021 was comprised of $3.0 million of commercial real estate property and $1.3 million of residential real estate property.

During 2021, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities.

Management continues to direct significant attention toward the prompt identification, management and resolution of problem loans. The Company has restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2021, approximately $49.3 million in loans had terms modified representing troubled debt restructurings (“TDRs”), with $37.5 million of these TDRs continuing in accruing status. See Note 5, “Allowance for Credit Losses,” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K for additional discussion of TDRs.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed-rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $675,000 at December 31, 2021 and $779,000 at December 31, 2020.

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

Measurement of the allowance for credit losses. The Company adopted CECL as of January 1, 2020, which requires the estimate of expected credit losses over the entire life of financial assets measured at amortized cost. To measure lifetime expected credit losses, the Company adjusts credit loss estimates for reasonable and supportable forecasts of macroeconomic conditions. Such forecasts can significantly impact the profitability of our community banks as changing estimates of lifetime losses from period to period can result in significant fluctuations in provision for credit losses during those periods. In 2021, such fluctuations in provision for credit losses favorably impacted the profitability of our community banks, primarily as a result of improvements in expectations during the period of macroeconomic conditions resulting from COVID-19.

Level of non-performing loans and other real estate owned. The level of non-performing loans and other real estate owned can significantly impact our profitability as these loans and other real estate owned do not accrue any income, can be subject to charge-offs and write-downs due to deteriorating market conditions and generally result in additional legal and collections expenses. The Company’s credit quality measures have remained at historically low levels in recent years.

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized a decrease of $73.0 million in mortgage banking revenue in 2021 compared to 2020 as origination volumes declined from historically elevated levels experienced in 2020 and margins on sales declined in 2021 compared to 2020. Mortgage originations for sale totaled $6.8 billion and $8.0 billion in 2021 and 2020, respectively, decreasing as rising interest rates began to reduce refinance incentives for borrowers. Partially offsetting the impact of lower originations and production margins was growth in servicing fee income and the value of the Company’s Mortgage Servicing Rights (“MSR”) asset as the portfolio of loans serviced for others has continued to grow.

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

Financing of Commercial Insurance Premiums

The primary driver of profitability related to the financing of property and casualty insurance premiums is the net interest spread that FIRST Insurance Funding and FIFC Canada can produce between the yields on the loans generated and the cost of funds allocated to the business unit. The property and casualty insurance premium finance business is a competitive industry and yields on loans are influenced by the market rates offered by our competitors. The majority of loans originated by FIRST Insurance Funding are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. We fund these loans primarily through our deposits, the cost of which is influenced by competitors in the retail banking markets in our market area.

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

Recent Transactions

Insurance Agency Loan Portfolio

On November 15, 2021, the Company completed its acquisition of certain assets from The Allstate Corporation (“Allstate”). Through this business combination, the Company acquired approximately $581.6 million of loans, net of allowance for credit losses measured on the acquisition date. The loan portfolio was comprised of approximately 1,800 loans to Allstate agents nationally. In addition to acquiring the loans, the Company became the national preferred provider of loans to Allstate agents. In connection with the loan acquisition, a team of Allstate agency lending specialists joined the Company, to augment and expand Wintrust’s existing insurance agency finance business. As the transaction was determined to be a business combination, the Company recorded goodwill of approximately $9.3 million on the purchase.

Wisconsin Branch Sale

On April 23, 2021 the Company completed the sale of three branches located in Albany, Darlington and Monroe, Wisconsin to Greenwoods Financial Group, Inc., the parent company of The Greenwoods State Bank (“Greenwoods”), for $81.3 million. Greenwoods assumed approximately $77.5 million of deposits and acquired the branch facilities and various other assets.

Other Completed Transactions

Series E Preferred Stock

In May 2020, the Company issued 11,500 shares of fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a $287.5 million public offering of 11,500,000 depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock. When, as and if declared, dividends on the Series E Preferred Stock are payable quarterly in arrears at a fixed rate of 6.875% per annum from October 15, 2020 to, but excluding, July 15, 2025, and from (and including) July 15, 2025 at a floating rate equal to the Five-Year Treasury Rate (as defined in the certificate of designations for the Series E Preferred Stock) plus 6.507%.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

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

A summary of the Company’s significant accounting policies is presented in Note 1 to the Consolidated Financial Statements in Item 8. These policies, along with the disclosures presented in the other financial statement notes and in this Management’s Discussion and Analysis section, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting estimates to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. The loan and held-to-maturity debt securities portfolios represent 75% of total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed. See Note 5, “Allowance for Credit Losses,” to the Consolidated Financial Statements in Item 8 and the section titled “Loan Portfolio and Asset Quality” in Item 7 for a description of the methodology used to determine the allowance for credit losses.

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

Impairment Testing of Goodwill

The Company performs impairment testing of goodwill for each of its reporting units on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. Using a qualitative approach, the Company reviews any recent events or circumstances that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These events and circumstances include the performance of the Company, the condition of the related industry in which the reporting unit operates and general economic environment and other factors. If the Company determines it is not more likely than not that there is impairment based on an evaluation of these events and circumstances, the Company may forgo the quantitative approach.

Using a quantitative approach, the Company compares each reporting unit’s fair value to its carrying value. If the carrying value of a reporting unit was determined to have been higher than its fair value, the Company would measure and recognize an impairment loss for the amount by which the carrying value exceeds the fair value of the reporting unit. Any impairment loss would not exceed the total amount of goodwill allocated to the reporting unit. Valuations are estimated in good faith by management through the use of publicly available valuations of comparable entities and discounted cash flow models using internal financial projections in the reporting unit’s business plan.

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

As of December 31, 2021, the Company had three reporting units: Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2021 goodwill impairment testing, no goodwill impairment was indicated for any of the reporting units on their respective annual testing dates.

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

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, if business events or circumstances warrant. Additionally, any enactment of new tax rates requires the Company to re-measure its existing deferred tax assets and liabilities to reflect the new tax rate, with such adjustments recognized in current year earnings. See Note 17, “Income Taxes,” to the Consolidated Financial Statements in Item 8 for a further discussion of income taxes.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 173 offices at the end of 2021. FIRST Insurance Funding and Wintrust Life Finance have matured into separate divisions that generated, on a national basis, $11.3 billion in total premium finance receivables in 2021 within the United States. FIFC Canada, acquired in 2012, originated $1.5 billion in Canadian property and casualty premium finance receivables in 2021. The Company’s leasing business increased its portfolio of assets, including direct financing leases, loans and equipment on operating leases, to $2.4 billion as of December 31, 2021. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.

Earnings Summary

Net income for the year ended December 31, 2021, totaled $466.2 million, or $7.58 per diluted common share, compared to $293.0 million, or $4.68 per diluted common share, in 2020, and $355.7 million, or $6.03 per diluted common share, in 2019. During 2021, net income increased by $173.2 million and earnings per diluted common share increased by $2.90. Such increase in 2021 was primarily the result of net income in 2020 being significantly impacted by disruption from COVID-19. Net interest income increased in 2021 compared to 2020 primarily as a result of growth in average earning assets in 2021. This increase was partially offset by reduction in the net interest margin primarily due to a shift in earning asset mix in 2021 with increasing levels of lower yielding liquidity management assets as well as lower yields on the Company’s loan portfolio. The Company’s provision for credit losses decreased significantly in 2021 primarily due to improvement of forecasted macroeconomic conditions used in the measurement of the allowance for credit losses. Partially offsetting the increase to net income from higher net interest income and lower provisions for credit losses, mortgage banking revenue decreased in 2021 primarily as a result of the decrease in production revenue. The Company’s mortgages originated for sale decreased in 2021 compared to 2020, primarily as a result of lower refinance production in 2021 as long-term interest rates stabilized compared to 2020.

Other items impacting net income in 2021 compared to 2020 include higher salaries and benefits to support growth in the Company, increased software and equipment expenses and higher advertising and marketing costs, partially offset by higher service charges on deposit accounts as the Company’s deposit balances increased during the period and higher wealth management revenue.

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

Net interest income in 2021 totaled $1.12 billion, up from $1.04 billion in 2020 and up from $1.05 billion in 2019, representing an increase of $85.1 million, or 8%, in 2021 and a decrease of $15.0 million, or 1%, in 2020. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2021 and 2020. Average earning assets increased $5.5 billion, or 14%, in 2021 and $7.7 billion, or 25%, in 2020. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the majority of other earning assets. Average loans increased $2.9 billion, or 10%, in 2021 and $5.2 billion, or 21%, in 2020. Total average loans as a percentage of total average earning assets were 75%, 79% and 82% in 2021, 2020 and 2019, respectively. The average yield on loans was 3.43% in 2021, 3.84% in 2020 and 4.93% in 2019, reflecting a decrease of 41 basis points in 2021 and a decrease of 109 basis points in 2020. The lower loan yields in 2021 compared to 2020 is primarily a result of the continued low interest rate environment during 2021. The average yield on liquidity management assets was 1.14% in 2021, 1.60% in 2020 and 2.79% in 2019, reflecting a decrease of 46 basis points in 2021 and a decrease of 119 basis points in 2020. The average rate paid on interest bearing deposits, the largest component of the Company’s interest-bearing liabilities, was 0.33% in 2021, 0.77% in 2020 and 1.35% in 2019, representing a decrease of 44 basis points in 2021 and a decrease of 58 basis points in 2020. The lower level of interest-bearing deposits rates in 2021 compared to 2020 is primarily due to downward re-pricing of time deposits as a result of declining interest rates. As a result of the above, net interest margin decreased to 2.57% (2.58% on a fully taxable-equivalent basis) in 2021 compared to 2.72% (2.73% on a fully taxable-equivalent basis) in 2020.

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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2021, 2020 and 2019. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a fully taxable-equivalent basis. This table should be referred to in conjunction with discussion of the financial condition and results of operations of the Company.

	Average Balance for the year ended December 31,			Interest for the year ended December 31,			Yield/Rate for the year ended December 31,
(Dollars in thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Assets
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$4,840,048	$3,117,075	$1,494,418	$6,779	$8,655	$30,503	0.14%	0.28%	2.04%
Investment securities	4,779,313	4,101,136	3,651,091	97,258	101,799	110,326	2.03	2.48	3.02
FHLB and FRB stock	135,873	130,360	96,924	7,067	6,891	5,416	5.20	5.29	5.59
Total liquidity management assets (2) (7)	$9,755,234	$7,348,571	$5,242,433	$111,104	$117,345	$146,245	1.14%	1.60%	2.79%
Other earning assets (2) (3) (7)	25,096	17,863	16,385	657	523	714	2.62	2.94	4.36
Mortgage loans held-for-sale	959,457	707,147	308,645	32,169	20,077	11,992	3.35	2.84	3.89
Loans, net of unearned income (2) (4) (7)	33,051,043	30,181,204	24,986,736	1,135,155	1,159,490	1,232,415	3.43	3.84	4.93
Total earning assets (7)	$43,790,830	$38,254,785	$30,554,199	$1,279,085	$1,297,435	$1,391,366	2.92%	3.39%	4.55%
Allowance for loan and investment security losses	(284,163)	(264,516)	(164,587)
Cash and due from banks	432,836	341,116	292,807
Other assets	2,884,548	3,039,954	2,549,664
Total assets	$46,824,051	$41,371,339	$33,232,083
Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
NOW and interest-bearing demand deposits	$3,711,489	$3,298,554	$2,903,441	$3,178	$7,642	$20,079	0.09%	0.23%	0.69%
Wealth management deposits	4,429,929	3,882,975	2,761,936	30,520	29,277	31,121	0.69	0.75	1.13
Money market accounts	10,051,444	8,874,488	6,659,376	10,606	46,488	91,940	0.11	0.52	1.38
Savings accounts	3,734,162	3,354,662	2,834,381	1,583	12,507	20,975	0.04	0.37	0.74
Time deposits	4,447,871	5,142,938	5,467,192	42,232	93,264	114,777	0.95	1.81	2.10
Total interest-bearing deposits	$26,374,895	$24,553,617	$20,626,326	$88,119	$189,178	$278,892	0.33%	0.77%	1.35%
FHLB advances	1,236,478	1,156,106	658,669	19,581	18,193	9,878	1.58	1.57	1.50
Other borrowings	514,657	496,693	428,834	9,928	12,773	13,897	1.93	2.57	3.24
Subordinated notes	436,697	436,275	309,178	21,983	21,961	15,555	5.03	5.03	5.03
Junior subordinated notes	253,566	253,566	253,566	10,916	11,008	12,001	4.25	4.27	4.67
Total interest-bearing liabilities	$28,816,293	$26,896,257	$22,276,573	$150,527	$253,113	$330,223	0.52%	0.94%	1.48%
Non-interest-bearing deposits	12,638,518	9,432,090	6,711,298
Other liabilities	1,068,498	1,116,304	782,677
Equity	4,300,742	3,926,688	3,461,535
Total liabilities and shareholders’ equity	$46,824,051	$41,371,339	$33,232,083
Interest rate spread (5) (7)							2.40%	2.45%	3.07%
Less: fully taxable-equivalent adjustment				$(3,601)	$(4,415)	$(6,224)	(0.01)	(0.01)	(0.02)
Net free funds/contribution (6)	$14,974,537	$11,358,528	$8,277,626				0.18	0.28	0.40
Net interest income/margin (GAAP) (7)				$1,124,957	$1,039,907	$1,054,919	2.57%	2.72%	3.45%
Fully taxable-equivalent adjustment				3,601	4,415	6,224	0.01	0.01	0.02
Net interest income/margin fully taxable-equivalent (non-GAAP) (7)				$1,128,558	$1,044,322	$1,061,143	2.58%	2.73%	3.47%
(1)Includes interest-bearing deposits from banks and securities purchased under resale agreements with original maturities of greater than three months. Cash equivalents include federal funds sold and securities purchased under resale agreements with original maturities of three months or less.
(2)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the years ended December 31, 2021, 2020 and 2019 were $3.6 million, $4.4 million and $6.2 million, respectively.
(3)Other earning assets include brokerage customer receivables and trading account securities.
(4)Loans, net of unearned income, include non-accrual loans.
(5)Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(6)Net free funds is the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.
(7)See “Non-GAAP Financial Measures/Ratios” for additional information on this performance ratio.

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2021 Compared to 2020			2020 Compared to 2019
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$(5,490)	$3,614	$(1,876)	$(38,831)	$16,983	$(21,848)
Investment securities	(19,787)	15,246	(4,541)	(21,365)	12,838	(8,527)
FHLB and FRB stock	(111)	287	176	(307)	1,782	1,475
Total liquidity management assets	$(25,388)	$19,147	$(6,241)	$(60,503)	$31,603	$(28,900)
Other earning assets	(60)	194	134	(253)	62	(191)
Mortgage loans held-for-sale	4,067	8,025	12,092	(3,981)	12,066	8,085
Loans, net of unearned income	(128,113)	103,778	(24,335)	(307,777)	234,852	(72,925)
Total interest income	$(149,494)	$131,144	$(18,350)	$(372,514)	$278,583	$(93,931)

Interest Expense:
Deposits — interest-bearing:
NOW and interest-bearing demand deposits	$(5,085)	$621	$(4,464)	$(16,264)	$3,827	$(12,437)
Wealth management deposits	(1,696)	2,939	1,243	(14,082)	12,238	(1,844)
Money market accounts	(40,971)	5,089	(35,882)	(69,794)	24,342	(45,452)
Savings accounts	(12,158)	1,234	(10,924)	(11,884)	3,416	(8,468)
Time deposits	(39,528)	(11,504)	(51,032)	(15,227)	(6,286)	(21,513)
Total interest expense — deposits	$(99,438)	$(1,621)	$(101,059)	$(127,251)	$37,537	$(89,714)
FHLB advances	120	1,268	1,388	482	7,833	8,315
Other borrowings	(3,258)	413	(2,845)	(3,157)	2,033	(1,124)
Subordinated notes	—	22	22	—	6,406	6,406
Junior subordinated notes	(62)	(30)	(92)	(1,026)	33	(993)
Total interest expense	$(102,638)	$52	$(102,586)	$(130,952)	$53,842	$(77,110)
Less: fully taxable-equivalent adjustment	400	414	814	913	896	1,809
Net interest income (GAAP) (2)	$(46,456)	$131,506	$85,050	$(240,649)	$225,637	$(15,012)
Fully taxable-equivalent adjustment	(400)	(414)	(814)	(913)	(896)	(1,809)
Net interest income, fully-taxable equivalent (non-GAAP) (2)	$(46,856)	$131,092	$84,236	$(241,562)	$224,741	$(16,821)
(1)Includes interest-bearing deposits from banks and securities purchased under resale agreements with original maturities of greater than three months. Cash equivalents include federal funds sold and securities purchased under resale agreements with original maturities of three months or less.
(2)See “Non-GAAP Financial Measures/Ratios” for additional information on this performance ratio.

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

Non-Interest Income

The following table presents non-interest income by category for 2021, 2020 and 2019:

	Years ended December 31,			2021 compared to 2020		2020 compared to 2019
(Dollars in thousands)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Brokerage	$20,710	$18,731	$18,825	$1,979	11%	$(94)	0%
Trust and asset management	103,309	81,605	78,289	21,704	27	3,316	4
Total wealth management	$124,019	$100,336	$97,114	$23,683	24%	$3,222	3%
Mortgage banking	273,010	346,013	154,293	(73,003)	(21)	191,720	124
Service charges on deposit accounts	54,168	45,023	39,070	9,145	20	5,953	15
(Losses) gains on investment securities, net	(1,059)	(1,926)	3,525	867	45	(5,451)	NM
Fees from covered call options	3,673	2,292	3,670	1,381	60	(1,378)	(38)
Trading gains (losses), net	245	(1,004)	(158)	1,249	NM	(846)	NM
Operating lease income, net	53,691	47,604	47,041	6,087	13	563	1
Other:
Interest rate swap fees	13,702	20,718	13,072	(7,016)	(34)	7,646	58
BOLI	5,812	4,730	4,947	1,082	23	(217)	(4)
Administrative services	5,689	4,385	4,197	1,304	30	188	4
Foreign currency measurement (loss) gain	(495)	(621)	783	126	20	(1,404)	NM
Early pay-offs of leases	601	632	35	(31)	(5)	597	NM
Miscellaneous	53,064	36,007	39,583	17,057	47	(3,576)	(9)
Total Other	$78,373	$65,851	$62,617	$12,522	19%	$3,234	5%
Total Non-Interest Income	$586,120	$604,189	$407,172	$(18,069)	(3)%	$197,017	48%
 NM—Not Meaningful

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.

Trust and asset management revenue totaled $103.3 million in 2021, an increase of $21.7 million, or 27%, compared to 2020. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as volume of tax-deferred like-kind exchange services provided during a period. Such revenue increased from 2020 to 2021 primarily as a result of market appreciation related to managed money accounts with fees based on assets under management and higher asset levels from new customers and new financial advisors.

Mortgage banking revenue totaled $273.0 million in 2021 compared to $346.0 million in 2020 reflecting a decrease of $73.0 million, or 21%, in 2021. The decrease in 2021 as compared 2020 was a result of a decrease in loans originated for sale and lower production margins. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage originations for sale totaled $6.8 billion for the year ended 2021 compared to $8.0 billion for the same period of 2020. The decrease in originations was primarily due to rising interest rates in 2021 reducing refinance incentives for borrowers. Partially offsetting the impact of lower originations and production revenue was growth in servicing fee income and growth in the portfolio and value of the Company’s mortgage servicing rights (“MSRs”) asset. The percentage of origination volume from refinancing activities was 55% in 2021 as compared to 65% in 2020. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During 2021, the fair value of the MSRs portfolio increased as retained servicing rights led to capitalization of $72.8 million, partially offset by a reduction in value due to payoffs and paydowns of the existing portfolio. See Note 6, “Mortgage

Servicing Rights,” to the Consolidated Financial Statements in Item 8 for a summary of the changes in the carrying value of MSRs.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Originations:
Retail originations	$5,104,277	$5,709,868	$2,730,865
Correspondent originations	—	—	385,729
Veterans First originations	1,699,500	2,294,862	1,381,327
Total originations for sale (A)	$6,803,777	$8,004,730	$4,497,921
Originations for investment	931,169	396,499	460,734
Total originations	$7,734,946	$8,401,229	$4,958,655

Retail originations as percentage of originations for sale	75%	71%	61%
Correspondent originations as percentage of originations for sale	—	—	8
Veterans First originations as percentage of originations for sale	25	29	31

Purchases as a percentage of originations for sale	45%	35%	52%
Refinances as a percentage of originations for sale	55	65	48

Production Margin:
Production revenue (B) (1)	$176,242	$307,794	$122,047
Total originations for sale (A)	6,803,777	8,004,730	4,497,921
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	353,509	1,072,717	372,357
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	1,072,717	372,357	163,607
Total mortgage production volume (C)	$6,084,569	$8,705,090	$4,706,671
Production margin (B / C)	2.90%	3.54%	2.59%

Mortgage servicing:
Loans serviced for others (D)	$13,126,254	$10,833,135	$8,243,251
Mortgage servicing rights, at fair value (E)	147,571	92,081	85,638
Percentage of mortgage servicing rights to loans serviced for others (E/D)	1.12%	0.85%	1.04%
Servicing income	40,686	31,886	23,156

Components of Mortgage Servicing Rights (MSR):
MSR - current period capitalization	$72,754	$71,077	$44,943
MSR - collection of expected cash flows - paydowns	(3,856)	(2,244)	(1,901)
MSR - collection of expected cash flows - payoffs	(30,932)	(30,335)	(18,217)
Valuation:
MSR - changes in fair value model assumptions	18,273	(30,764)	(14,778)
Gain on derivative contract held as an economic hedge, net	—	4,749	519
MSR valuation adjustment, net of gain (loss) on derivative contract held as an economic hedge	$18,273	$(26,015)	$(14,259)

Summary of Mortgage Banking Revenue:
Production revenue (1)	$176,242	$307,794	$122,047
Servicing income	40,686	31,886	23,156
MSR activity	56,239	12,483	10,566
Other	(157)	(6,150)	(1,476)
Total mortgage banking revenue	$273,010	346,013	154,293
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

Service charges on deposit accounts totaled $54.2 million in 2021 and $45.0 million in 2020, reflecting an increase of 20% in 2021. The increase in 2021 was primarily a result of higher fees associated with commercial account activity.

The Company recognized $1.1 million in net losses in 2021 compared to $1.9 million in net losses on investment securities in 2020. The Company did not recognize any credit-related write-downs or other-than-temporary impairment charges within its available-for-sale or held-to-maturity investment securities portfolio in 2021 or 2020, respectively.

Fees from covered call option transactions totaled $3.7 million in 2021, compared to $2.3 million in 2020. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at December 31, 2021 and 2020.

The Company recognized $245,000 of trading gains in 2021 compared to trading losses of $1.0 million in 2020. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges.

Operating lease income totaled $53.7 million in 2021 compared to $47.6 million in 2020. The increase in 2021 was primarily related to growth in business from the Company's leasing divisions.

Interest rate swap fee revenue totaled $13.7 million in 2021 and $20.7 million in 2020. Swap fee revenues result from interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates. The fluctuations in swap fee revenue in 2021 primarily results from fluctuations in interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties.

Bank owned life insurance (“BOLI”) generated non-interest income of $5.8 million in 2021 compared to $4.7 million in 2020. This income typically represents adjustments to the cash surrender value of BOLI policies and proceeds received from death benefits. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $157.7 million at December 31, 2021 and $154.6 million at December 31, 2020, and is included in other assets.

Administrative services revenue generated by Tricom was $5.7 million in 2021 and $4.4 million in 2020. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category.

The Company realized income of $601,000 and $632,000 in 2021 and 2020, respectively, representing gains realized from the early pay-off of leases originated and managed by the Company's leasing division.

Miscellaneous other non-interest income totaled $53.1 million in 2021 compared to $36.0 million in 2020. Miscellaneous income includes loan servicing fees, income from other investments, service charges and other fees. The increase in miscellaneous other income for 2021 compared to 2020 was primarily the result of an increase in partnership income.

Non-Interest Expense

The following table presents non-interest expense by category for 2021, 2020 and 2019:

	Years ended December 31,			2021 compared to 2020		2020 compared to 2019
(Dollars in thousands)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$361,915	$351,775	$310,352	$10,140	3%	$41,423	13%
Commissions and incentive compensation	222,067	178,584	148,600	43,483	24	29,984	20
Benefits	107,687	95,717	87,468	11,970	13	8,249	9
Total salaries and employee benefits	$691,669	$626,076	$546,420	$65,593	10%	$79,656	15%
Software and equipment	87,515	68,496	52,328	19,019	28	16,168	31
Operating lease equipment depreciation	40,880	37,915	35,760	2,965	8	2,155	6
Occupancy, net	74,184	69,957	64,289	4,227	6	5,668	9
Data processing	27,279	30,196	27,820	(2,917)	(10)	2,376	9
Advertising and marketing	47,275	36,296	48,595	10,979	30	(12,299)	(25)
Professional fees	29,494	27,426	27,471	2,068	8	(45)	0
Amortization of other acquisition-related intangible assets	7,734	11,018	11,844	(3,284)	(30)	(826)	(7)
FDIC insurance	27,030	25,004	9,199	2,026	8	15,805	NM
OREO expenses, net	(1,654)	(921)	3,628	(733)	(80)	(4,549)	NM
Other:
Commissions — 3rd party brokers	3,480	3,114	2,918	366	12	196	7
Postage	7,345	6,918	9,597	427	6	(2,679)	(28)
Miscellaneous	90,313	98,600	88,257	(8,287)	(8)	10,343	12
Total other	$101,138	$108,632	$100,772	$(7,494)	(7)%	$7,860	8%
Total Non-Interest Expense	$1,132,544	$1,040,095	$928,126	$92,449	9%	$111,969	12%
NM—Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits is the largest component of non-interest expense, accounting for 61% of the total in 2021 compared to 60% in 2020. For the year ended December 31, 2021, salaries and employee benefits totaled $691.7 million and increased $65.6 million, or 10%, compared to 2020. This increase was primarily attributed to increased commissions and incentive compensation expense. Commissions and incentive compensation increased $43.5 million primarily due to higher expenses associated with the Company's long term incentive program.

Software and equipment expense totaled $87.5 million in 2021 compared to $68.5 million in 2020, reflecting an increase of 28% in 2021. The increase in software and equipment expense in 2021 was primarily due to increased software licensing expenses as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Operating lease equipment expense totaled $40.9 million in 2021 and $37.9 million in 2020. The increase in 2021 was primarily related to growth in business from the Company's leasing divisions.

Occupancy expense for the years 2021 and 2020 was $74.2 million and $70.0 million, respectively, reflecting an increase of 6% in 2021. The increase in occupancy expense in 2021 was primarily due to increased real estate taxes on owned locations, partially offset by lower utilities expenses. Energy efficiency continued to be a focus of the Company. Most notably, in 2021, the Company’s three office buildings located in Rosemont, Illinois experienced 40% lower greenhouse gas emissions compared to a median baseline location, leading to an EPA Energy Star Score of 82 (compared to a target score of 75). Occupancy expense includes depreciation on premises, real estate taxes and insurance, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses totaled $27.3 million in 2021 compared to $30.2 million in 2020, representing a decrease of 10% in 2021. The amount of data processing expenses incurred decreased as a result of conversion costs incurred in 2020 related to previously completed acquisitions.

Advertising and marketing expenses totaled $47.3 million for 2021 compared to $36.3 million for 2020. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities, the Company’s MaxSafe® suite of products, community-based products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The increase in 2021 was primarily as a result of higher sponsorship costs due to the resumption of events, including sports sponsorships, previously cancelled in 2020 as a result of the COVID-19 pandemic. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas.

FDIC insurance expense totaled $27.0 million in 2021 compared to $25.0 million in 2020 reflecting an increase of $2.0 million in 2021. The increase in 2021 as compared to 2020 was a result of higher assessment rates at the Company's bank affiliates as a result of asset growth.

The Company recorded net OREO income of $1.7 million in 2021, compared to net OREO income of $921,000 in 2020. The net OREO income in each period is the result of realized gains on sales of OREO. OREO expenses also include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments.

Miscellaneous non-interest expense decreased $8.3 million, or 8%, in 2021 compared to 2020. The decreased expense in 2021 as compared to 2020 was primarily a result of lower adjustments on contingent consideration expense related to previous acquisitions of mortgage operations. The liability for contingent consideration expense related to the previous acquisition of mortgage operations is based upon forward looking mortgage origination volumes and the estimated profitability of that operation. Should those assumptions subsequently change, the liability may need to be increased or decreased. The contractual period covering this contingent consideration ends in January 2023 and the final year of the contract contemplates a lower ratio of contingent consideration relative to financial performance. As a result, the Company does not expect to have material adjustments to the contingent consideration liability in future periods. Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone and communication, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $171.6 million in 2021 compared to $96.8 million in 2020 and $124.4 million in 2019. The effective tax rates were 26.9% in 2021, 24.8% in 2020 and 25.9% in 2019. The effective tax rate in 2020 benefited from $9.1 million in state income tax settlements related to uncertain tax positions. Net of the federal tax impact, the reduction to income tax expense was $7.2 million. Income tax expense was also impacted by the tax effects related to the issuance of shares in share-based compensation plans. These tax effects fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share based awards. The Company recorded a tax benefit related to share-based compensation of $2.4 million in 2021, tax expense of $618,000 in 2020, and a tax benefit of $1.8 million in 2019, the majority of which were recognized in the first quarter of each year. Please refer to Note 17 to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.

Operating Segment Results

As described in Note 24 to the Consolidated Financial Statements in Item 8, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment’s risk-weighted assets.

The community banking segment’s net interest income for the year ended December 31, 2021 totaled $868.5 million as compared to $808.4 million for the same period in 2020, an increase of $60.0 million, or 7%. The increase in 2021 compared to

2020 was primarily attributable to growth in earning assets and a decline in deposit costs despite a net interest margin decrease primarily due to increased liquidity. The community banking segment recorded a negative provision for credit losses of $60.3 million in 2021 compared to the provision for credit losses of $206.8 million in 2020. The provision for credit losses decreased in 2021 compared to 2020 primarily due to improvements in the macroeconomic forecast in addition to improvement in loan portfolio characteristics throughout the year. Non-interest income for the community banking segment decreased $46.5 million, or 10% in 2021 when compared to 2020. The decrease in 2021 compared to 2020 was primarily attributable to a decrease in mortgage banking revenue from a decrease in mortgage originations and production margin during 2021. The community banking segment’s net income for the year ended December 31, 2021 totaled $319.1 million, an increase of $155.5 million, compared to net income of $163.6 million in 2020. The increase was primarily attributable to a lower provision for credit losses in 2021 that, as noted above, was primarily due to improvements in the macroeconomic forecast in addition to improvement in portfolio characteristics throughout the year.

The specialty finance segment’s net interest income totaled $198.0 million for the year ended December 31, 2021, compared to $177.0 million in the same period of 2020, an increase of $20.9 million, or 12%. The increase in 2021 compared to 2020 was primarily attributable to growth in earnings assets on the premium finance receivables portfolios. The specialty finance segment’s provision for credit losses totaled $1.0 million in 2021 compared to $7.4 million in 2020. The specialty finance segment’s non-interest income totaled $95.8 million for the year ended December 31, 2021 compared to $86.3 million in 2020. The increase in non-interest income in 2021 is primarily a result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company’s leasing division. For 2021, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 42%, 29%, 25% and 4%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $109.2 million and $100.3 million for the years ended December 31, 2021 and 2020, respectively.

The wealth management segment reported net interest income of $31.9 million for 2021 and $30.6 million for 2020. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.4 billion and $2.0 billion in 2021 and 2020, respectively. This segment recorded non-interest income of $129.0 million for 2021 as compared to $103.4 million for 2020. This increase is primarily due to growth in assets from new and existing customers and market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $37.9 million for 2021 compared to $29.0 million for 2020.

Analysis of Financial Condition

Total assets were $50.1 billion at December 31, 2021, representing an increase of $5.1 billion, or 11%, when compared to December 31, 2020. Total funding, which includes deposits, all notes and advances, including secured borrowings and junior subordinated debentures, was $44.5 billion at December 31, 2021 and $39.5 billion at December 31, 2020. See Notes 3, 4, and 10 through 14 to the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$959,457	2%	$707,147	2%	$308,645	1%
Loans:
Commercial, excluding PPP	9,691,867	22	8,663,290	23	8,056,731	26
Commercial - PPP	2,054,514	5	2,290,913	6	—	—
Commercial real estate	8,696,887	20	8,279,217	22	7,325,865	24
Home equity	371,425	1	466,801	1	526,853	2
Residential real estate	1,455,883	3	1,192,788	3	1,042,997	4
Premium finance receivables	10,734,726	24	9,214,797	24	7,920,379	26
Other loans	45,741	0	73,398	0	113,911	0
Total loans, net of unearned income (1)	$33,051,043	75%	$30,181,204	79%	$24,986,736	82%
Liquidity management assets (2)	9,755,234	23	7,348,571	19	5,242,433	17
Other earning assets (3)	25,096	0	17,863	0	16,385	0
Total average earning assets	$43,790,830	100%	$38,254,785	100%	$30,554,199	100%
Total average assets	$46,824,051		$41,371,339		$33,232,083
Total average earning assets to total average assets		94%		92%		92%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets increased $5.5 billion, or 14%, in 2021. Average earning assets comprised 94% and 92% of average total assets in 2021 and 2020, respectively.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $959.5 million in 2021, compared to $707.1 million in 2020. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The increase in average balance from 2020 to 2021 was primarily due to higher balances repurchased by the Company under the early buyout option available for loans sold to GNMA with servicing retained, partially offset by lower mortgage origination production. See “Loan Portfolio and Asset Quality” section later in this Item 7 for additional discussion of these early buyout options.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $33.1 billion and increased $2.9 billion, or 10%, in 2021. Average commercial loans, excluding PPP loans, totaled $9.7 billion in 2021, and increased $1.0 billion, or 12%, over the average balance in 2020. Average commercial PPP loans totaled $2.1 billion in 2021 and decreased $236.4 million, or 10%, compared to the average balance in 2020 due to forgiveness payments received on such loans in 2021. Average commercial real estate loans totaled $8.7 billion in 2021, increasing $417.7 million, or 5%, since 2020. Combined, these categories comprised 62% and 64% of the average loan portfolio in 2021 and 2020, respectively. Excluding PPP loans, the growth realized in these categories for 2021 is primarily attributable to increased business development efforts during the period.

Home equity loans averaged $371.4 million in 2021, and decreased $95.4 million, or 20%, when compared to the average balance in 2020. Unused commitments on home equity lines of credit totaled $749.4 million at December 31, 2021 and $756.2 million at December 31, 2020. The decrease in the home equity loan portfolio was primarily the result of borrowers preferring to finance through longer term, low rate mortgage loans. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.5 billion in 2021, and increased $263.1 million, or 22%, from the average balance in 2020. The increase in average balance was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

Average premium finance receivables totaled $10.7 billion in 2021, and accounted for 32% of the Company’s average total loans. In 2021, average premium finance receivables increased $1.5 billion, or 16%, compared to 2020. The increase during 2021 was the result of effective marketing and customer servicing as well as continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables. Approximately $12.8 billion of premium finance receivables were originated in 2021 compared to approximately $11.3 billion in 2020.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short-term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 23% and 19% of total average earning assets in 2021 and 2020, respectively. Average liquidity management assets increased $2.4 billion in 2021 compared to 2020. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

Investment Securities Portfolio

Supplemental Statistical Data

The following statistical information is provided in accordance with the requirements of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, and Management’s Discussion and Analysis which are contained in Item 8 and Item 7, respectively, of this Annual Report on Form 10-K.

The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2021, and 2020:

(Dollars in thousands)	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$—	$—	$304,956	$304,971
U.S. Government agencies	50,158	52,507	80,074	84,513
Municipal	161,618	165,594	141,244	146,910
Corporate notes:
Financial issuers	96,878	94,697	91,786	90,385
Other	1,000	1,007	1,000	1,020
Mortgage-backed: (1)
Mortgage-backed securities	1,901,005	1,907,981	2,330,332	2,417,038
Collateralized mortgage obligations	105,710	106,007	10,689	11,002
Total available-for-sale securities	$2,316,369	$2,327,793	$2,960,081	$3,055,839
Held-to-maturity securities
U.S. Government agencies	$180,192	$177,079	$177,959	$180,511
Municipal	187,486	196,807	200,707	212,725
Mortgage-backed securities	2,530,730	2,483,972	200,531	200,531
Corporate notes	43,955	42,836	—	—
Total held-to-maturity securities	$2,942,363	$2,900,694	$579,197	$593,767
Less: Allowance for credit losses	(78)		(59)
Held-to-maturity securities, net of allowance for credit losses	$2,942,285		$579,138
Equity securities with readily determinable fair value	$86,989	$90,511	$87,618	$90,862
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Tables presenting the carrying amounts and gross unrealized gains and losses for securities at December 31, 2021 and 2020 are included by reference to Note 3 to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K. The following table presents the carrying value of the investment securities portfolios as of December 31, 2021, by maturity distribution. Carrying value represents the fair value of investment securities classified as available-for-sale, the amortized cost of those classified as held-to-maturity and the fair value of equity securities with readily determinable fair values.

(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
U.S. Government agencies	159	—	—	52,348	—	—	52,507
Municipal	46,636	62,838	35,908	20,212	—	—	165,594
Corporate notes:
Financial issuers	3,027	10,005	81,665	—	—	—	94,697
Other	—	1,007	—	—	—	—	1,007
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	1,907,981	—	1,907,981
Collateralized mortgage obligations	—	—	—	—	106,007	—	106,007
Total available-for-sale securities	$49,822	$73,850	$117,573	$72,560	$2,013,988	$—	$2,327,793
Held-to-maturity securities
U.S. Government agencies	$501	$1,819	$1,021	$176,851	$—	$—	$180,192
Municipal	2,474	33,648	105,692	45,672	—	—	187,486
Corporate notes:
Financial issuers	—	43,955	—	—	—	—	43,955
Mortgage-backed securities	—	—	—	—	2,530,730	—	2,530,730
Total held-to-maturity securities	$2,975	$79,422	$106,713	$222,523	$2,530,730	$—	$2,942,363
Less: Allowance for credit losses							(78)
Held-to-maturity securities, net of allowance for credit losses							$2,942,285
Equity securities with readily determinable fair value	$—	$—	$—	$—	$—	$90,511	$90,511
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2021:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	—%	—%	—%	—%	—%	—%	—%
U.S. Government agencies	1.96	—	—	3.78	—	—	3.78
Municipal	1.05	2.00	2.55	2.78	—	—	1.95
Corporate notes:
Financial issuers	2.73	2.41	1.91	—	—	—	1.99
Other	—	1.20	—	—	—	—	1.20
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2.22	—	2.22
Collateralized mortgage obligations	—	—	—	—	2.00	—	2.00
Total available-for-sale securities	1.15%	2.04%	2.10%	3.50%	2.21%	—%	2.22%
Held-to-maturity securities
U.S. Government agencies	1.98%	2.56%	2.62%	2.37%	—%	—%	2.37%
Municipal	2.34	3.41	3.28	3.57	—	—	3.36
Corporate notes:
Financial issuers	—	0.87	—	—	—	—	0.87
Mortgage-backed securities	—	—	—	—	1.80	—	1.80
Total held-to-maturity securities	2.28%	1.98%	3.28%	2.61%	1.80%	—%	1.92%
Equity securities with readily determinable fair value	—%	—%	—%	—%	—%	0.21%	0.21%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Loan Portfolio and Asset Quality

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of December 31 for the current and previous fiscal years:

	2021		2020
		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total
Commercial	$11,904,068	34%	$11,955,967	37%
Commercial real estate	8,990,286	26	8,494,132	26
Home equity	335,155	1	425,263	1
Residential real estate	1,637,099	5	1,259,598	5
Premium finance receivables—property & casualty	4,855,487	14	4,054,489	13
Premium finance receivables—life insurance	7,042,810	20	5,857,436	18
Consumer and other	24,199	0	32,188	0
Total loans, net of unearned income	$34,789,104	100%	$32,079,073	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios as of December 31, 2021 and 2020:

	As of December 31, 2021			As of December 31, 2020
(Dollars in thousands)	Balance	% of Total Balance	Allowance For Credit Losses Allocation	Balance	% of Total Balance	Allowance For Credit Losses Allocation
Commercial:
Commercial, industrial and other, excluding PPP	$11,345,785	54.3%	$119,305	$9,240,046	45.2%	$94,210
Commercial PPP	558,283	2.7	2	2,715,921	13.3	2
Total commercial	$11,904,068	57.0%	$119,307	$11,955,967	58.5%	$94,212
Commercial Real Estate:
Construction and development	$1,356,204	6.5%	$35,206	$1,371,802	6.7%	$78,833
Non-construction	7,634,082	36.5	109,377	7,122,330	34.8	164,770
Total commercial real estate	$8,990,286	43.0%	$144,583	$8,494,132	41.5%	$243,603
Total commercial and commercial real estate	$20,894,354	100.0%	$263,890	$20,450,099	100.0%	$337,815
Commercial real estate—collateral location by state:
Illinois	$6,324,037	70.3%		$6,243,651	73.5%
Wisconsin	775,647	8.6		779,390	9.2
Total primary markets	$7,099,684	78.9%		$7,023,041	82.7%
Indiana	334,090	3.7		301,177	3.5
Florida	162,516	1.8		131,259	1.5
Arizona	89,602	1.0		63,494	0.8
California	118,236	1.3		85,624	1.0
Texas	155,982	1.7		79,406	0.9
Other (no individual state greater than 0.8%)	1,030,176	11.6		810,131	9.6
Total	$8,990,286	100.0%		$8,494,132	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. In addition, the Company has participated in the PPP starting in 2020. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the portfolio, excluding PPP loans, our allowance for credit losses in our commercial loan portfolio increased to $119.3 million as of December 31, 2021 compared to $94.2 million as of December 31, 2020. This increase was partially offset by improvements in macroeconomic conditions related to COVID-19.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 78.9% of our commercial real estate loan portfolio is located in this region as of December 31, 2021. We have been able to effectively manage our total non-performing commercial real estate loans. As of December 31, 2021, our allowance for credit losses related to this portfolio was $144.6 million compared to $243.6 million as of December 31, 2020. The decrease in the allowance for credit losses is primarily due to the impact on the Company’s loan loss modeling from improving macroeconomic conditions and expectations between the two reporting dates primarily related to the Commercial Real Estate Price Index.

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

Residential real estate. Our residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of December 31, 2021, our residential loan portfolio totaled $1.6 billion, or 5% of our total outstanding loans.

Our adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2021, $16.4 million of our residential real estate mortgages, or 1.0% of our residential real estate loan portfolio were classified as nonaccrual, no balances were 90 or more days past due and still accruing, $13.4 million were 30 to 89 days past due or 0.8% and $1.6 billion were current or 98.2%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, we generally sell in the secondary market loans originated with long-term fixed rates, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2021 and 2020 was $13.1 billion and $10.8 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $22.7 million at December 31, 2021, compared to $44.9 million at December 31, 2020. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. As of December 31, 2021 and 2020, early buyout exercised mortgage loans held-for-sale totaled $344.8 million at both dates.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2021, none of our mortgage loans consist of interest-only loans.

Premium finance receivables — property & casualty. FIRST Insurance Funding and FIFC Canada originated approximately $11.3 billion in property and casualty insurance premium finance receivables during 2021 as compared to approximately $9.9 billion in 2020. FIRST Insurance Funding and FIFC Canada make loans to primarily businesses to finance the insurance premiums they pay on their property and casualty insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables — life insurance. Wintrust Life Finance originated approximately $1.6 billion in life insurance premium finance receivables in 2021 as compared to $1.4 billion in 2020. The Company continues to experience a high level of competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Foreign. The Company had approximately $677.0 million of loans to businesses with operations in foreign countries as of December 31, 2021 compared to $616.4 million at December 31, 2020. This balance as of December 31, 2021 consists of loans originated by FIFC Canada.

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2021, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at December 31, 2021 by date at which the loans reprice or mature, and the type of rate exposure:

(Dollars in thousands)	One year or less	From one to five years	From five to fifteen years	After fifteen years	Total
Commercial
Fixed rate	$536,782	$2,092,006	$1,319,692	$10,826	$3,959,306
Fixed rate -PPP	40,533	517,750	—	—	558,283
Variable rate	7,383,214	3,207	58	—	7,386,479
Total commercial	$7,960,529	$2,612,963	$1,319,750	$10,826	$11,904,068
Commercial real estate
Fixed rate	$518,488	$2,376,629	$489,996	$35,177	$3,420,290
Variable rate	5,550,141	19,855	—	—	5,569,996
Total commercial real estate	$6,068,629	$2,396,484	$489,996	$35,177	$8,990,286
Home equity
Fixed rate	$14,896	$3,059	$—	$42	$17,997
Variable rate	317,158	—	—	—	317,158
Total home equity	$332,054	$3,059	$—	$42	$335,155
Residential real estate
Fixed rate	$17,812	$5,834	$29,063	$868,253	$920,962
Variable rate	58,968	237,706	419,463	—	716,137
Total residential real estate	$76,780	$243,540	$448,526	$868,253	$1,637,099
Premium finance receivables - property & casualty
Fixed rate	$4,677,500	$177,987	$—	$—	$4,855,487
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$4,677,500	$177,987	$—	$—	$4,855,487
Premium finance receivables - life insurance
Fixed rate	$8,579	$474,465	$21,727	$—	$504,771
Variable rate	6,538,039	—	—	—	6,538,039
Total premium finance receivables - life insurance	$6,546,618	$474,465	$21,727	$—	$7,042,810
Consumer and other
Fixed rate	$4,094	$5,004	$94	$562	$9,754
Variable rate	14,445	—	—	—	14,445
Total consumer and other	$18,539	$5,004	$94	$562	$24,199
Total per category
Fixed rate	$5,778,151	$5,134,984	$1,860,572	$914,860	$13,688,567
Fixed rate -PPP	40,533	517,750	—	—	558,283
Variable rate	19,861,965	260,768	419,521	—	20,542,254
Total loans, net of unearned income	$25,680,649	$5,913,502	$2,280,093	$914,860	$34,789,104
Variable Rate Loan Pricing by Index:
Prime					$3,273,915
One- month LIBOR					8,848,709
Three- month LIBOR					285,441
Twelve- month LIBOR					6,677,139
U.S. Treasury tenors					107,037
SOFR tenors					598,904
Thirty-Day Ameribor					89,832
Other					661,277
Total variable rate					$20,542,254

With its ongoing transition from LIBOR continuing in 2021, the Company increased the portion of its loan portfolio with interest rate indices that are an alternative to LIBOR during that period, including emerging indices such as SOFR and Ameribor. As shown above, at December 31, 2021, variable rate loans with loans priced at SOFR and thirty-day Ameribor totaled $598.9 million and $89.8 million, respectively. Additionally, the percentage of the Company’s variable rate loans indexed to LIBOR decreased to 77% at December 31, 2021 compared to 86% at December 31, 2020. The Company continues its transition of its loan portfolio from LIBOR for both loans existing at December 31, 2021 and future new originations.

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

1 Rating	—	Minimal Risk (Loss Potential — none or extremely low) (Superior asset quality, excellent liquidity, minimal leverage)

2 Rating	—	Modest Risk (Loss Potential demonstrably low) (Very good asset quality and liquidity, strong leverage capacity)

3 Rating	—	Average Risk (Loss Potential low but no longer refutable) (Mostly satisfactory asset quality and liquidity, good leverage capacity)

4 Rating	—	Above Average Risk (Loss Potential variable, but some potential for deterioration) (Acceptable asset quality, little excess liquidity, modest leverage capacity)

5 Rating	—	Management Attention Risk (Loss Potential moderate if corrective action not taken) (Generally acceptable asset quality, somewhat strained liquidity, minimal leverage capacity, minimum for all commercial real estate construction loans)

6 Rating	—	Special Mention (Loss Potential moderate if corrective action not taken) (Assets in this category are currently protected, potentially weak, but not to the point of substandard classification)

7 Rating	—	Substandard Accrual (Loss Potential distinct possibility that the bank may sustain some loss, but no discernible impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

8 Rating	—	Substandard Non-accrual (Loss Potential well documented probability of loss, including potential impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

9 Rating	—	Doubtful (Loss Potential extremely high) (These assets have all the weaknesses in those classified “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly improbable)

10 Rating	—	Loss (fully charged-off) (Loans in this category are considered fully uncollectible.)
Loan officers are responsible for monitoring their loan portfolio, recommending a credit risk rating for each loan in their portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company maintains an internal loan review function to independently review a portion of the loan portfolio to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the OCC, and are also reviewed by our loan review and internal audit staff.

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

Non-Performing Assets

The following table sets forth the Company’s non-performing assets and TDRs performing under the contractual terms of the loan agreement as of the dates shown. Prior to January 1, 2020, PCI loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. As a result of the implementation of CECL, beginning in the first quarter of 2020, PCI loans transitioned to a classification of PCD loans, which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loans is considered at the individual asset level following the Company's accrual policies, instead of based upon the entire pool of loans. Due to the adoption of CECL, the Company included $22.6 million of PCD loans in total non-performing loans as of December 31, 2020.

(In thousands)	2021	2020	2019	2018	2017 (1)
Loans past due greater than 90 days and still accruing(2):
Commercial	$15	$307	$—	$—	$—
Commercial real estate	—	—	—
Home equity	—	—	—	—	—
Residential real estate	—	—	—	—	3,278
Premium finance receivables – property & casualty	7,210	12,792	11,517	7,799	9,242
Premium finance receivables – life insurance	7	—	—	—	—
Consumer and other	137	264	163	109	40
Total loans past due greater than 90 days and still accruing	$7,369	$13,363	$11,680	$7,908	$12,560
Non-accrual loans(3):
Commercial	20,399	21,743	37,224	50,984	15,696
Commercial real estate	21,746	46,107	26,113	19,129	22,048
Home equity	2,574	6,529	7,363	7,147	8,978
Residential real estate	16,440	26,071	13,797	16,383	17,977
Premium finance receivables – property & casualty	5,433	13,264	20,590	11,335	12,163
Premium finance receivables – life insurance	—	—	590	—	—
Consumer and other	477	436	231	348	740
Total non-accrual loans	$67,069	$114,150	$105,908	$105,326	$77,602
Total non-performing loans(4):
Commercial	$20,414	$22,050	$37,224	$50,984	$15,696
Commercial real estate	21,746	46,107	26,113	19,129	22,048
Home equity	2,574	6,529	7,363	7,147	8,978
Residential real estate	16,440	26,071	13,797	16,383	21,255
Premium finance receivables – property & casualty	12,643	26,056	32,107	19,134	21,405
Premium finance receivables – life insurance	7	—	590	—	—
Consumer and other	614	700	394	457	780
Total non-performing loans	$74,438	$127,513	$117,588	$113,234	$90,162
Other real estate owned	1,959	9,711	5,208	11,968	20,244
Other real estate owned – from acquisitions	2,312	6,847	9,963	12,852	20,402
Other repossessed assets	—	—	4	280	153
Total non-performing assets	$78,709	$144,071	$132,763	$138,334	$130,961
Accruing TDRs not included within non-performing assets	$37,486	$47,023	$36,725	$33,281	$39,683
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.17%	0.18%	0.45%	0.65%	0.23%
Commercial real estate	0.24	0.54	0.33	0.28	0.34
Home equity	0.77	1.54	1.44	1.29	1.35
Residential real estate	1.00	2.07	1.02	1.63	2.55
Premium finance receivables – property & casualty	0.26	0.64	0.93	0.67	0.81
Premium finance receivables – life insurance	0.00	—	0.01	—	—
Consumer and other	2.54	2.17	0.36	0.38	0.72
Total non-performing loans	0.21%	0.40%	0.44%	0.48%	0.42%
Total non-performing assets as a percentage of total assets	0.16%	0.32%	0.36%	0.44%	0.47%
Total non-accrual loans as a percentage of of total loans	0.19%	0.36%	0.40%	0.44%	0.36%
Allowance for credit losses as a percentage of nonaccrual loans	446.78%	332.82%	149.62%	146.37%	179.34%
(1)Includes $2.6 million of non-performing loans and $2.9 million of other real estate owned reclassified from covered assets as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.
(2)As of December 31, 2021, approximately $ 320,000 of TDRs were past due greater than 90 days and still accruing interest. No TDRs as of December 31, 2020, 2019, 2018. or 2017 were past due greater than 90 days and still accruing interest.
(3)Non-accrual loans included TDRs totaling $11.8 million, $21.2 million, $27.1 million, $32.8 million and $10.1 million as of December 31, 2021, 2020, 2019, 2018, and 2017, respectively.
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

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at December 31, 2021 and 2020:

As of December 31, 2021 (In thousands)	Non-accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial:
Commercial, industrial and other, excluding PPP loans	$20,399	$—	$23,492	$42,933	$11,258,961	$11,345,785
Commercial PPP loans	—	15	770	928	556,570	558,283
Commercial real-estate:
Construction and development	1,377	—	—	2,809	1,352,018	1,356,204
Non-construction	20,369	—	284	37,634	7,575,795	7,634,082
Home equity	2,574	—	—	1,120	331,461	335,155
Residential real estate	16,440	—	982	12,420	1,607,257	1,637,099
Premium finance receivables:
Property & casualty insurance loans	5,433	7,210	15,490	22,419	4,804,935	4,855,487
Life insurance loans	—	7	12,614	66,651	6,963,538	7,042,810
Consumer and other	477	137	34	509	23,042	24,199
Total loans, net of unearned income	$67,069	$7,369	$53,666	$187,423	$34,473,577	$34,789,104

As of December 31, 2020 (In thousands)	Non-accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial:
Commercial, industrial and other, excluding PPP loans	$21,743	$307	$6,900	$44,345	$9,166,751	$9,240,046
Commercial PPP loans	—	—	—	36	2,715,885	2,715,921
Commercial real-estate:
Construction and development	5,633	—	—	5,344	1,360,825	1,371,802
Non-construction	40,474	—	5,178	26,772	7,049,906	7,122,330
Home equity	6,529	—	47	637	418,050	425,263
Residential real estate	26,071	—	1,635	12,584	1,219,308	1,259,598
Premium finance receivables:
Property & casualty insurance loans	13,264	12,792	6,798	18,809	4,002,826	4,054,489
Life insurance loans	—	—	21,003	30,465	5,805,968	5,857,436
Consumer and other	436	264	24	136	31,328	32,188
Total loans, net of unearned income	$114,150	$13,363	$41,585	$139,128	$31,770,847	$32,079,073

As of December 31, 2021, $53.7 million of all loans, or 0.2%, were 60 to 89 days past due and $187.4 million, or 0.5%, were 30 to 59 days (or one payment) past due. As of December 31, 2020, $41.6 million of all loans, or 0.1%, were 60 to 89 days past due and $139.1 million, or 0.4%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2021 that are current with regard to the contractual terms of the loan agreement represent 98.9% of the total home equity portfolio. Residential real estate loans at December 31, 2021 that are current with regards to the contractual terms of the loan agreements comprise 98.2% of these residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans for the periods presented:

(In thousands)	2021	2020
Balance at beginning of period	$127,513	$117,588
Additions from becoming non-performing in the respective period	38,848	85,993
Additions from the adoption of ASU 2016-13	—	37,285
Return to performing status	(10,592)	(10,254)
Payments received	(53,823)	(53,029)
Transfers to OREO and other repossessed assets	(6,027)	(14,557)
Charge-offs, net	(13,351)	(29,835)
Net change for niche loans (1)	(8,130)	(5,678)
Balance at end of period	$74,438	$127,513
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

The following table sets forth the allocation of the allowance for credit losses by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017
(In thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for credit losses allocation:
Commercial	$119,307	34%	$94,212	37%	$64,920	31%	$67,826	33%	$57,811	31%
Commercial real-estate	144,583	26	243,603	26	68,511	30	61,661	29	56,496	30
Home equity	10,699	1	11,437	1	3,878	2	8,507	2	10,493	3
Residential real-estate	8,782	5	12,459	5	9,800	5	7,194	4	6,688	4
Premium finance receivables – property & casualty	15,246	14	17,267	13	8,132	13	6,144	12	5,356	12
Premium finance receivables – life insurance	613	20	510	18	1,515	19	1,571	19	1,490	19
Consumer and other	423	—	422	0	1,705	0	1,261	1	840	1
Total allowance for credit losses	$299,653	100%	$379,910	100%	$158,461	100%	$154,164	100%	$139,174	100%
Allowance category as a percent of total allowance for credit losses:
Commercial	40%		25%		41%		44%		42%
Commercial real-estate	48		64		43		39		40
Home equity	4		3		3		6		7
Residential real-estate	3		3		6		5		5
Premium finance receivables—property & casualty	5		5		5		4		4
Premium finance receivables—life insurance	0		0		1		1		1
Consumer and other	0		0		1		1		1
Total allowance for credit losses	100%		100%		100%		100%		100%

Management determined that the allowance for credit losses was appropriate at December 31, 2021, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.
Allowance for Credit Losses

The following tables summarize the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the last five fiscal years.

(In thousands)	2021	2020	2019	2018	2017
Allowance for credit losses at beginning of year	$379,910	$158,461	$154,164	$139,174	$123,964
Cumulative effect adjustment from the adoption of ASU 2016-13	—	47,344	—	—	—
Provision for credit losses	(59,280)	214,235	53,864	34,832	29,982
Initial allowance for credit losses recognized on PCD assets acquired during the period (1)	470	—	—	—	—
Other adjustments (2)	3	179	(21)	(182)	238
Charge-offs:
Commercial	20,801	18,293	35,880	14,532	5,159
Commercial real estate	3,293	15,960	5,402	1,395	4,236
Home equity	336	2,061	3,702	2,245	3,952
Residential real estate	1,082	891	798	1,355	1,284
Premium finance receivables	9,020	15,472	12,902	12,228	7,335
Consumer and other	487	528	522	880	729
Total charge-offs	$35,019	$53,205	$59,206	$32,635	$22,695
Recoveries:
Commercial	2,559	5,092	2,845	1,457	1,870
Commercial real estate	1,304	1,835	2,516	5,631	2,190
Home equity	1,203	528	479	541	746
Residential real estate	330	184	422	2,075	452
Premium finance receivables	7,989	5,108	3,203	3,069	2,128
Consumer and other	184	149	195	202	299
Total recoveries	$13,569	$12,896	$9,660	$12,975	$7,685
Net charge-offs	$(21,450)	$(40,309)	$(49,546)	$(19,660)	$(15,010)
Allowance for credit losses at year end	$299,653	$379,910	$158,461	$154,164	$139,174
Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.16%	0.12%	0.41%	0.18%	0.05%
Commercial real estate	0.02	0.17	0.04	(0.06)	0.03
Home equity	(0.23)	0.33	0.61	0.28	0.46
Residential real estate	0.05	0.06	0.04	(0.08)	0.11
Premium finance receivables	0.01	0.11	0.12	0.13	0.08
Consumer and other	0.66	0.52	0.29	0.50	0.34
Total loans, net of unearned income	0.06%	0.13%	0.20%	0.09%	0.07%
Net charge-offs as a percentage of the provision for credit losses	NM	18.82%	91.99%	56.44%	50.06%
Year-end total loans	$34,789,104	$32,079,073	$26,800,290	$23,820,691	$21,640,797
Allowance for loan losses as a percentage of loans at end of year	0.71%	1.00%	0.59%	0.64%	0.64%
Allowance for credit losses as a percentage of loans at end of year	0.86	1.18	0.59	0.65	0.64
Allowance for credit losses as a percentage of loans at end of year, excluding PPP loans	0.88	1.29	0.59	0.65	0.64
(1)The initial allowance for credit losses on PCD loans acquired during the period measured approximately $2.8 million, of which approximately $2.3 million was charged off related to PCD loans that met the Company’s charge-off policy at the time of acquisition. After considering these loans that were immediately charged off, the net impact of PCD allowance for credit losses at the acquisition date was approximately $470,000.
(2)Includes $742,000 of allowance for covered loan losses reclassified as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.
NM—Not Meaningful

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $51.8 million as of December 31, 2021 compared to $60.5 million as of December 31, 2020.

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

TDRs

At December 31, 2021, the Company had $49.3 million in loans modified as TDRs. The $49.3 million in TDRs represents 247 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $68.2 million representing 286 credits at December 31, 2020.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was individually assessed when measuring the allowance for credit losses at December 31, 2021 and approximately $3.3 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at December 31, 2021, the Company was committed to lend additional funds to borrowers totaling $11,000 under the contractual terms related to TDRs compared to $1.1 million commitments to lend additional funds to borrowers at December 31, 2020.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(In thousands)	2021	2020
Accruing TDRs:
Commercial	$4,131	$7,699
Commercial real estate	8,421	10,549
Residential real estate and other	24,934	28,775
Total accruing TDRs	$37,486	$47,023
Non-accrual TDRs: (1)
Commercial	$6,746	$10,491
Commercial real estate	2,050	6,177
Residential real estate and other	3,027	4,501
Total non-accrual TDRs	$11,823	$21,169
Total TDRs:
Commercial	$10,877	$18,190
Commercial real estate	10,471	16,726
Residential real estate and other	27,961	33,276
Total TDRs	$49,309	$68,192
(1)Included in total non-performing loans.

TDR Rollforward

The table below presents a summary of TDRs as of December 31, 2021, 2020 and 2019, and shows the changes in the balance during those periods:

Year Ended December 31, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,190	$16,726	$33,276	$68,192
Additions during the period	5,074	2,944	5,851	13,869
Reductions:
Charge-offs	(2,639)	(200)	(28)	(2,867)
Transferred to OREO and other repossessed assets	(99)	—	(459)	(558)
Removal of TDR loan status (1)	(2,121)	(800)	(1,710)	(4,631)
Payments received	(7,528)	(8,199)	(8,969)	(24,696)
Balance at period end	$10,877	$10,471	$27,961	$49,309

Year Ended December 31, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,739	$16,873	$28,224	$63,836
Additions during the period	12,362	19,281	14,229	45,872
Reductions:
Charge-offs	(5,016)	(8,004)	(715)	(13,735)
Transferred to OREO and other repossessed assets	—	(857)	(945)	(1,802)
Removal of TDR loan status (1)	(65)	(257)	(1,202)	(1,524)
Payments received	(7,830)	(10,310)	(6,315)	(24,455)
Balance at period end	$18,190	$16,726	$33,276	$68,192

Year Ended December 31, 2019 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$36,319	$15,447	$14,336	$66,102
Additions during the period	26,341	7,018	20,206	53,565
Reductions:
Charge-offs	(20,771)	(589)	38	(21,322)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	(856)	—	(856)
Payments received	(23,150)	(4,147)	(6,356)	(33,653)
Balance at period end	$18,739	$16,873	$28,224	$63,836
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

COVID-19 Modifications

On March 22, 2020 interagency guidance was issued titled “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effect of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020, until the earlier of December 31, 2020 (subsequently extended to January 1, 2022 under CAA), or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. Accordingly, we offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Modifications qualifying for the exemption from TDR classification totaled approximately $33.6 million as of December 31, 2021 compared to $279.6 million as of December 31, 2020.

The tables below present a summary of all COVID-19 related modified loans, including those not qualifying for the exemption under Section 4013, as of December 31, 2021 and 2020, presented by loan category and type of modification:

Year Ended December 31, 2021 (In thousands)	Interest-only	Full Payment Deferral	Line Increases	Other	Total
Commercial	$168	$2,847	$—	$—	$3,015
Commercial real estate	36,364	929	—	3,289	40,582
Home equity	—	—	—	—	—
Residential real estate	—	—	—	—	—
Premium finance receivables	—	698	—	—	698
Consumer and other	—	—	—	—	—
Total loans, net of unearned income	$36,532	$4,474	$—	$3,289	$44,295

Year Ended December 31, 2020 (In thousands)	Interest-only	Full Payment Deferral	Line Increases	Other	Total
Commercial	$118,186	$22,299	$45,530	$9,905	$195,920
Commercial real estate	78,213	44,391	—	13,718	136,322
Home equity	—	1,469	—	—	1,469
Residential real estate	—	407	—	—	407
Premium finance receivables	—	10,673	—	—	10,673
Consumer and other	—	29	—	—	29
Total loans, net of unearned income	$196,399	$79,268	$45,530	$23,623	$344,820

Other Real Estate Owned

In certain circumstances, the Company is required to take action against the real estate collateral of specific loans. The Company uses foreclosure only as a last resort for dealing with borrowers experiencing financial hardships. The Company employs extensive contact and restructuring procedures to attempt to find other solutions for our borrowers. The tables below present a summary of other real estate owned and show the activity for the respective periods and the balance for each property type:

	Year Ended
(In thousands)	December 31,	December 31,
	2021	2020
Balance at beginning of period	$16,558	$15,171
Disposal/resolved	(16,927)	(10,776)
Transfers in at fair value, less costs to sell	5,837	13,239
Fair value adjustments	(1,197)	(1,076)
Balance at end of period	$4,271	$16,558

	Period End
(In thousands)	December 31,	December 31,
	2021	2020
Residential real estate	$1,310	2,324
Residential real estate development	—	1,691
Commercial real estate	2,961	12,543
Total	$4,271	16,558

Deposits and Other Funding Sources

Total deposits at December 31, 2021, were $42.1 billion, increasing $5.0 billion, or 13%, compared to the $37.1 billion at December 31, 2020. Average deposit balances in 2021 were $39.0 billion, reflecting an increase of $5.0 billion, or 15%, compared to the average balances in 2020.

The increase in year end and average deposits in 2021 over 2020 is primarily attributable to the Company's continued overall growth during 2021, including additional deposits related to PPP lending. Average non-interest bearing deposits increased $3.2 billion, or 34% in 2021 compared to 2020, with period end balances ending at 34% of total deposits at December 31, 2021, compared to 32% at December 31, 2020.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$12,638,518	32%	$9,432,090	28%	$6,711,298	25%
NOW and interest-bearing demand deposits	3,711,489	10	3,298,554	10	2,903,441	11
Wealth management deposits	4,429,929	11	3,882,975	11	2,761,936	10
Money market accounts	10,051,444	26	8,874,488	26	6,659,376	24
Savings accounts	3,734,162	10	3,354,662	10	2,834,381	10
Time certificates of deposit	4,447,871	11	5,142,938	15	5,467,192	20
Total average deposits	$39,013,413	100%	$33,985,707	100%	$27,337,624	100%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2021		2020
	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total
Federal Home Loan Bank advances	$1,236,478	51%	$1,156,106	49%
Subordinated notes	436,697	18	436,275	19

Notes payable	93,581	4	122,091	5
Short-term borrowings	13,931	1	17,965	1
Other	64,133	2	60,908	3
Secured borrowings	343,012	14	295,729	12
Total other borrowings	514,657	21	496,693	21

Junior subordinated debentures	253,566	10	253,566	11
Total other funding sources	$2,441,398	100%	$2,342,640	100%

Notes payable balances represent the balances on a loan agreement (“Credit Agreement”) with unaffiliated banks consisting of a $100.0 million revolving credit facility (“Revolving Credit Facility”) and a $150.0 million term facility (“Term Facility”). Both the Revolving Credit Facility and the Term Facility are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. In December of 2021, the Revolving Credit Facility was amended to increase the commitment amount by $50.0 million for a total commitment of $100.0 million. At December 31, 2021, the Company had a notes payable balance of $80.3 million under the Term Facility. At December 31, 2021, the Company had no outstanding balance under the Revolving Credit Facility. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of notes payable.

FHLB advances provide the banks with access to fixed-rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. FHLB advances to the banks totaled $1.2 billion at December 31, 2021 and $1.2 billion at December 31, 2020. See Note 11, “Federal Home Loan Bank Advances,” to the Consolidated Financial Statements in Item 8 for further discussion of the terms of these advances.

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of these secured borrowings under this agreement. At December 31, 2021, the translated balance of the secured borrowings totaled $332.2 million.

At December 31, 2021 and 2020, subordinated notes totaled $436.9 million and $436.5 million, respectively. During 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024. See Note 12, “Subordinated Notes,” to the Consolidated Financial Statements in Item 8 for further discussion.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $9.2 million and $11.4 million at December 31, 2021 and 2020, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

The Company has $253.6 million of junior subordinated debentures outstanding as of December 31, 2021 and 2020. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note 14, “Junior Subordinated Debentures,” to the Consolidated Financial Statements in Item 8 for further discussion of the Company’s junior subordinated debentures. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company’s Tier 2 regulatory capital.

Other borrowings at December 31, 2021 include a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 (“Fixed-Rate Promissory Note”) related to and secured by three office buildings owned by the Company. At December 31, 2021, the Fixed-Rate Promissory Note had a balance of $63.3 million. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020 and the twelve months ended December 31, 2019 the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. An amendment to the Fixed-Rate Promissory Note was executed on and became effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

In response to the COVID-19 pandemic, the Company will continue to manage funding sources discussed above, including the utilization of availability with the FHLB and FRB and the Revolving Credit Facility with unaffiliated banks, to access needed liquidity in a timely manner.

Shareholders’ Equity. Total shareholders’ equity was $4.5 billion at December 31, 2021, an increase of $382.7 million from the December 31, 2020 total of $4.1 billion. The increase in 2021 was primarily a result of net income of $466.2 million, $50.2 million of net unrealized gains on cash flow hedges, net of tax, $19.8 million from the issuance of shares of the Company’s common stock pursuant to various stock compensation plans, net of treasury shares, $16.2 million of stock-based compensation costs credited to surplus and $0.5 million of foreign currency translation adjustments, net of tax. These increases to total shareholders’ equity were partially offset by common stock dividends of $70.7 million, preferred stock dividends of $28.0 million, $62.0 million in net unrealized losses from investment securities, net of tax, and common stock repurchased under authorized program of $9.5 million. See Note 23, “Shareholders’ Equity,” to the Consolidated Financial Statements in Item 8 for further discussion of shareholders’ equity.

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

The following table summarizes the capital guidelines for bank holding companies as of December 31, 2021, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2021, 2020 and 2019:

	Minimum Ratios	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized Ratios (2)	2021	2020	2019
Common Equity Tier 1 capital to risk-weighted assets	4.5%	7.00%	N/A	8.6%	8.8%	9.2%
Tier 1 capital to risk-weighted assets	6.0	8.50	6.0	9.6	10.0	9.6
Total capital to risk-weighted assets	8.0	10.50	10.0	11.6	12.6	12.2
Tier 1 leverage ratio	4.0	N/A	N/A	8.0	8.1	8.7
Total average equity to total average assets	N/A	N/A	N/A	9.0	9.5	10.4
Dividend payout ratio	N/A	N/A	N/A	16.4	23.9	16.6
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2021 would exceed such revised well-capitalized standard.

As reflected in the table, each of the Company’s capital ratios at December 31, 2021, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 19 to the Consolidated Financial Statements in Item 8 for further information on the capital positions of the banks.

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

In June 2015, the Company issued and sold 5,000,000 shares of fixed-to-floating non-cumulative perpetual preferred stock, Series D, liquidation preference of $25 per share (the “Series D Preferred Stock”) for $125.0 million in a public offering. When, as and if declared, dividends on the Series D Preferred Stock are payable quarterly in arrears at a rate of 6.50% per annum from the original issuance date to, but excluding, July 15, 2025, and from (and including) that date at a floating rate equal to three-

month LIBOR plus a spread of 4.06% per annum. The dividend rate of such floating rate dividends will be reset quarterly. The Company received proceeds, after deducting underwriting discounts, commissions and related costs, of approximately $120.8 million from the issuance, which were intended to be used for general corporate purposes. The Series D Preferred Stock is listed on the NASDAQ Global Select Market under the symbol “WTFCM.” In January, April, July and October of 2021, Wintrust declared a quarterly cash dividend of $0.41 per share of Series D Preferred Stock.

In May 2020, the Company issued 11,500 shares of fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a $287.5 million public offering of 11,500,000 depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock. When, as and if declared, dividends on the Series E Preferred Stock are payable quarterly in arrears at a fixed rate of 6.875% per annum from October 15, 2020 to, but excluding, July 15, 2025, and from (and including) July 15, 2025 at a floating rate equal to the Five-Year Treasury Rate (as defined in the certificate of designations for the Series E Preferred Stock) plus 6.507%. See Note 23, “Shareholders’ Equity” to the Consolidated Financial Statements in Item 8 for more information on the Series E Preferred Stock. In January, April, July and October of 2021, Wintrust declared a quarterly cash dividend of $429.69 per share of Series E Preferred Stock.

The Board approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve semi-annual dividends until quarterly dividends were approved starting in 2014. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's Series D and Series E Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate revolving and term facilities entered into on September 18, 2018, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2021, Wintrust declared a quarterly cash dividend of $0.31 per common share. In January, April, July and October of 2020, Wintrust declared a quarterly cash dividend of $0.28 per common share. In January of 2022, Wintrust declared a quarterly cash dividend of $0.34 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2021, 2020 and 2019, the subsidiaries paid dividends to Wintrust totaling $145.0 million, $253.0 million, and $139.0 million, respectively. As of December 31, 2021, subject to minimum capital requirements at the banks, approximately $431.9 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

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

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In 2021, we increased our liquid assets to ensure that we have the balance sheet strength to serve our clients through the COVID-19 pandemic. As a result, the Company believes that it has sufficient funds and access to funds to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

	December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Total deposits	$42,095,585	$37,092,651	$30,107,138	$26,094,678	$23,183,347
Brokered Deposits (1)	1,591,083	1,843,227	1,011,404	1,071,562	1,445,306
Brokered deposits as a percentage of total deposits (1)	3.8%	5.0%	3.4%	4.1%	6.2%
(1)Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2021 and 2020, the banks had approximately $2.6 billion and $2.4 billion, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.

Other than as discussed in this section, the Company is not aware of any known trends, commitments, events, regulatory recommendations or uncertainties that would have any material adverse effect on the Company’s capital resources, operations or liquidity.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET COMMITMENTS AND CONTINGENT LIABILITIES

The Company has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

Contractual Obligations. Our significant contractual obligations with third parties primarily consist of deposit liabilities and other sources of funding for our businesses, including FHLB advances, subordinated debt, other debt borrowings and junior subordinated debentures. These debt obligations have fixed and determinable contractual repayment dates specific to each type of instrument. Deposit liabilities are primarily due on-demand, with certain time deposits due based on contractual maturities that may exceed one year. Repayment of debt obligations, including junior subordinated debentures, vary based on terms of the underlying debt instrument, with certain debt instruments requiring full repayment of the debt at the respective maturity date and other debt instruments requiring periodic partial repayment over the entire term of the debt instrument. Further information on these debt obligations is included in Notes 10 through 14 of the Consolidated Financial Statements in Item 8 of this report.

The Company enters into various leasing arrangements with contractual obligations to pay for use of specified assets over a specific period of time. These leased assets primarily related to certain banking facilities as well as specific signage related to sponsorships and other agreements, and certain automatic teller machines and other equipment. Payments under these obligations are primarily made on a monthly basis. Further information on these lease obligations is included in Note 16 of the Consolidated Financial Statements in Item 8 of this report.

The Company’s other purchase obligations relate to certain contractual cash obligations for acquisition related contingent costs, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities. In 2021, the Company continued to significantly invest in technology, including enhancements to our customer’s digital experience, and we are subject to additional contractual purchase obligations in furtherance of these efforts.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Further information on derivative contracts is included in Note 21 of the Consolidated Financial Statements in Item 8 of this report.

Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2021. Further information on these commitments is included in Note 20 of the Consolidated Financial Statements in Item 8 of this report.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$3,606,504	$2,837,210	$1,053,478	$333,451	$7,830,643
Residential real estate	589,964	—	—	—	589,964
Revolving home equity lines of credit	749,425	—	—	—	749,425
Letters of credit	282,512	28,684	39,500	355	351,051
Commitments to sell mortgage loans	952,291	—	—	—	952,291

Our remaining commitment to fund community investments totaled $40.3 million, which includes future cash outlays for the construction and development of properties for low-income housing, support for small businesses, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the commitments table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2021, the liability for estimated losses on repurchase and indemnification was approximately $675,000 and was included in other liabilities on the balance sheet.

Forward Looking Statements

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict such as the impact of the COVID-19 pandemic (including the emergence of variant strains). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors and uncertainties, including those discussed in the Risk Factors and summary thereof disclosed under Item 1A of this Annual Report on 10-K and in any of the Company’s subsequent SEC filings.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at December 31, 2021 and December 31, 2020 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2021	25.3%	12.4%	(8.5)%	(15.8)%
December 31, 2020	25.0	11.6	(7.9)	(16.0)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2021	13.9%	6.9%	(5.6)%	(10.8)%
December 31, 2020	11.4	5.7	(3.3)	(6.9)

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

During 2021 and 2020, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2021 or 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Wintrust Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

Adoption of ASU 2016-13

As discussed in Note 5 of the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments. See below for discussion of our related critical audit matter.

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

Critical Audit Matter

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

Allowance for credit losses
Description of the Matter	At December 31, 2021, the Company’s loan portfolio totaled $34.8 billion and the associated Allowance for credit losses (ACL) was $299.7 million. As more fully described in Notes 1 and 5 to the consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual term of the loan. The ACL is measured on a collective or pooled basis when assets share the same risk characteristics or on an individual basis when assets do not share similar risk characteristics. For assets measured on a collective basis, the Company applies modeling methodologies that utilize the Company’s historical loss experience to estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. The historical credit loss experience utilized in the ACL models is adjusted for the Company’s reasonable and supportable economic forecasts. The modeled results are then adjusted for certain qualitative factors. For assets measured on an individual basis, the Company measures the expected losses primarily based on the estimated collateral value.

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

To test the reasonable and supportable economic forecasts, our audit procedures included among others, evaluating the basis of the economic forecast factors utilized by management and testing the completeness and accuracy of data used by management to develop the economic forecasts.

In addition, we evaluated the overall ACL and whether the ACL appropriately reflects expected lifetime losses in the loan portfolio as of the consolidated balance sheet date. For example, we compared the overall ACL amount to those established by similar banking institutions with similar loan portfolios.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1999.
Chicago, Illinois
February 25, 2022

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share data)	2021	2020
Assets
Cash and due from banks	$411,150	$322,415
Federal funds sold and securities purchased under resale agreements	700,055	59
Interest-bearing deposits with banks	5,372,603	4,802,527
Available-for-sale securities, at fair value	2,327,793	3,055,839
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $78 and $59 at December 31, 2021 and December 31, 2020, respectively ($2.9 billion and $593.8 million fair value at December 31, 2021 and December 31, 2020, respectively)	2,942,285	579,138
Trading account securities	1,061	671
Equity securities with readily determinable fair value	90,511	90,862
Federal Home Loan Bank and Federal Reserve Bank stock	135,378	135,588
Brokerage customer receivables	26,068	17,436
Mortgage loans held-for-sale, at fair value	817,912	1,272,090
Loans, net of unearned income	34,789,104	32,079,073
Allowance for loan losses	(247,835)	(319,374)
Net loans	34,541,269	31,759,699
Premises, software and equipment, net	766,405	768,808
Lease investments, net	242,082	242,434
Accrued interest receivable and other assets	1,084,115	1,351,455
Goodwill	655,149	645,707
Other intangible assets	28,307	36,040
Total assets	$50,142,143	$45,080,768

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$14,179,980	$11,748,455
Interest-bearing	27,915,605	25,344,196
Total deposits	42,095,585	37,092,651
Federal Home Loan Bank advances	1,241,071	1,228,429
Other borrowings	494,136	518,928
Subordinated notes	436,938	436,506
Junior subordinated debentures	253,566	253,566
Trade date securities payable	—	200,907
Accrued interest payable and other liabilities	1,122,159	1,233,786
Total liabilities	45,643,455	40,964,773
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at December 31, 2021 and December 31, 2020	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2021 and December 31, 2020; 58,891,780 shares issued at December 31, 2021 and 58,473,252 shares issued at December 31, 2020	58,892	58,473
Surplus	1,685,572	1,649,990
Treasury stock, at cost, 1,837,689 shares at December 31, 2021 and 1,703,627 shares at December 31, 2020	(109,903)	(100,363)
Retained earnings	2,447,535	2,080,013
Accumulated other comprehensive income	4,092	15,382
Total shareholders’ equity	4,498,688	4,115,995
Total liabilities and shareholders’ equity	$50,142,143	$45,080,768

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Interest income
Interest and fees on loans	$1,133,528	$1,157,249	$1,228,480
Mortgage loans held-for-sale	32,169	20,077	11,992
Interest-bearing deposits with banks	6,606	8,553	29,803
Federal funds sold and securities purchased under resale agreements	173	102	700
Investment securities	95,286	99,634	108,046
Trading account securities	10	37	39
Federal Home Loan Bank and Federal Reserve Bank stock	7,067	6,891	5,416
Brokerage customer receivables	645	477	666
Total interest income	1,275,484	1,293,020	1,385,142
Interest expense
Interest on deposits	88,119	189,178	278,892
Interest on Federal Home Loan Bank advances	19,581	18,193	9,878
Interest on other borrowings	9,928	12,773	13,897
Interest on subordinated notes	21,983	21,961	15,555
Interest on junior subordinated debentures	10,916	11,008	12,001
Total interest expense	150,527	253,113	330,223
Net interest income	1,124,957	1,039,907	1,054,919
Provision for credit losses	(59,263)	214,220	53,864
Net interest income after provision for credit losses	1,184,220	825,687	1,001,055
Non-interest income
Wealth management	124,019	100,336	97,114
Mortgage banking	273,010	346,013	154,293
Service charges on deposit accounts	54,168	45,023	39,070
(Losses) gains on investment securities, net	(1,059)	(1,926)	3,525
Fees from covered call options	3,673	2,292	3,670
Trading gains (losses), net	245	(1,004)	(158)
Operating lease income, net	53,691	47,604	47,041
Other	78,373	65,851	62,617
Total non-interest income	586,120	604,189	407,172
Non-interest expense
Salaries and employee benefits	691,669	626,076	546,420
Software and equipment	87,515	68,496	52,328
Operating lease equipment depreciation	40,880	37,915	35,760
Occupancy, net	74,184	69,957	64,289
Data processing	27,279	30,196	27,820
Advertising and marketing	47,275	36,296	48,595
Professional fees	29,494	27,426	27,471
Amortization of other acquisition-related intangible assets	7,734	11,018	11,844
FDIC insurance	27,030	25,004	9,199
OREO expense, net	(1,654)	(921)	3,628
Other	101,138	108,632	100,772
Total non-interest expense	1,132,544	1,040,095	928,126
Income before taxes	637,796	389,781	480,101
Income tax expense	171,645	96,791	124,404
Net income	$466,151	$292,990	$355,697
Preferred stock dividends	27,964	21,377	8,200
Net income applicable to common shares	$438,187	$271,613	$347,497
Net income per common share—Basic	$7.69	$4.72	$6.11
Net income per common share—Diluted	$7.58	$4.68	$6.03
Cash dividends declared per common share	$1.24	$1.12	$1.00
Weighted average common shares outstanding	56,994	57,523	56,857
Dilutive potential common shares	792	496	762
Average common shares and dilutive common shares	57,786	58,019	57,619

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2021	2020	2019
Net income	$466,151	$292,990	$355,697
Unrealized (losses) gains on available-for-sale securities
Before tax	(83,199)	76,464	79,702
Tax effect	22,152	(20,378)	(21,361)
Net of tax	(61,047)	56,086	58,341
Reclassification of net gains on available-for-sale securities included in net income
Before tax	1,079	221	899
Tax effect	(290)	(59)	(241)
Net of tax	789	162	658
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	241	231	479
Tax effect	(64)	(62)	(131)
Net of tax	177	169	348
Net unrealized (losses) gains on available-for-sale securities	(62,013)	55,755	57,335
Unrealized gains (losses) on derivative instruments
Before tax	68,441	(13,591)	(28,685)
Tax effect	(18,240)	3,642	7,687
Net unrealized gains (losses) on derivative instruments	50,201	(9,949)	(20,998)
Foreign currency translation adjustment
Before tax	620	5,367	7,483
Tax effect	(98)	(1,113)	(1,626)
Net foreign currency translation adjustment	522	4,254	5,857
Total other comprehensive (loss) income	(11,290)	50,060	42,194
Comprehensive income	$454,861	$343,050	$397,891
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2018	$125,000	$56,518	$1,557,984	$(5,634)	$1,610,574	$(76,872)	$3,267,570
Cumulative effect adjustment from the adoption of ASU 2017-08	—	—	—	—	(1,531)	—	(1,531)
Net income	—	—	—	—	355,697	—	355,697
Other comprehensive income, net of tax	—	—	—	—	—	42,194	42,194
Cash dividends declared on common stock, $1.00 per share	—	—	—	—	(56,910)	—	(56,910)
Dividends on preferred stock, $1.64 per share	—	—	—	—	(8,200)	—	(8,200)
Stock-based compensation	—	—	11,304	—	—	—	11,304
Common stock issued for:
Acquisitions		1,074	70,682				71,756
Exercise of stock options and warrants	—	146	5,541	(844)	—	—	4,843
Restricted stock awards	—	150	(150)	(453)	—	—	(453)
Employee stock purchase plan	—	44	2,775	—	—	—	2,819
Director compensation plan	—	19	2,142	—	—	—	2,161
Balance at December 31, 2019	$125,000	$57,951	$1,650,278	$(6,931)	$1,899,630	$(34,678)	$3,691,250
Cumulative effect adjustment from the adoption of ASU 2016-13, net of tax	—	—	—	—	(26,717)	—	(26,717)
Net income	—	—	—	—	292,990	—	292,990
Other comprehensive income, net of tax	—	—	—	—	—	50,060	50,060
Cash dividends declared on common stock, $1.12 per share	—	—	—	—	(64,513)	—	(64,513)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,145.84 per share	—	—	—	—	(21,377)	—	(21,377)
Common stock repurchased under authorized program	—	—	—	(92,055)	—	—	(92,055)
Stock-based compensation	—	—	(4,938)	—	—	—	(4,938)
Issuance of Series E preferred stock	287,500	—	(9,887)	—	—	—	277,613
Common stock issued for:
Exercise of stock options and warrants	—	229	9,434	(625)	—	—	9,038
Restricted stock awards	—	201	(201)	(752)	—	—	(752)
Employee stock purchase plan	—	72	2,906	—	—	—	2,978
Director compensation plan	—	20	2,398	—	—	—	2,418
Balance at December 31, 2020	$412,500	$58,473	$1,649,990	$(100,363)	$2,080,013	$15,382	$4,115,995
Net income	—	—	—	—	466,151	—	466,151
Other comprehensive loss, net of tax	—	—	—	—	—	(11,290)	(11,290)
Cash dividends declared on common stock, $1.24 per share	—	—	—	—	(70,663)	—	(70,663)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,966)	—	(27,966)
Common stock repurchased under authorized program	—	—	—	(9,540)	—	—	(9,540)
Stock-based compensation	—	—	16,177	—	—	—	16,177
Common stock issued for:
Exercise of stock options and warrants	—	327	13,708	—	—	—	14,035
Restricted stock awards	—	20	(20)	—	—	—	—
Employee stock purchase plan	—	48	3,277	—	—	—	3,325
Director compensation plan	—	24	2,440	—	—	—	2,464
Balance at December 31, 2021	$412,500	$58,892	$1,685,572	$(109,903)	$2,447,535	$4,092	$4,498,688
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Operating Activities:
Net income	$466,151	$292,990	$355,697
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	(59,263)	214,220	53,864
Depreciation, amortization and accretion, net	101,797	96,369	88,362
Deferred income tax (benefit) expense	(2,861)	(4,058)	44,557
Stock-based compensation expense (benefit)	16,177	(4,938)	11,304
Amortization of premium on securities, net	6,391	10,881	6,605
Accretion of discount and deferred fees on loans, net	(83,434)	(81,604)	(26,624)
Mortgage servicing rights fair value changes, net	16,515	63,343	34,896
Non-designated derivatives fair value changes, net	(569)	(484)	640
Originations and purchases of mortgage loans held-for-sale	(6,803,777)	(8,004,730)	(4,497,921)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. Government Agencies, net of subsequent paydowns or payoffs	88	(297,599)	—
Proceeds from sales of mortgage loans held-for-sale	7,441,705	7,624,799	4,484,838
Bank owned life insurance (“BOLI”) income	(5,812)	(4,488)	(4,846)
(Increase) decrease in trading securities, net	(390)	397	624
Increase in brokerage customer receivables, net	(8,632)	(863)	(3,964)
Gains on mortgage loans sold	(214,085)	(339,127)	(135,607)
Losses (gains) on investment securities, net, and dividend reinvestment on equity securities	1,059	2,373	(3,525)
(Gains) losses on sales of premises and equipment, net, and sale of related deposit liabilities	(3,614)	421	92
(Gains) losses on sales and fair value adjustments of other real estate owned, net	(2,792)	(1,421)	1,921
Decrease (increase) in accrued interest receivable and other assets, net	187,743	(131,870)	(133,022)
Increase (decrease) in accrued interest payable and other liabilities, net	78,475	46,924	(11,898)
Net Cash Provided by (Used for) Operating Activities	1,130,872	(518,465)	265,993
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	1,290,126	1,613,143	718,345
Proceeds from maturities and calls of held-to-maturity securities	307,971	879,713	422,959
Proceeds from sales of available-for-sale securities	192,227	502,250	972,253
Proceeds from sales of equity securities with readily determinable fair value	9,759	6,530	19,200
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	2,685	1,857	1,764
Purchases of available-for-sale securities	(842,170)	(1,998,380)	(2,226,834)
Purchases of held-to-maturity securities	(2,873,691)	(125,220)	(493,389)
Purchases of equity securities with readily determinable fair value	(9,060)	(45,735)	(32,729)
Purchases of equity securities without readily determinable fair value	(9,265)	(5,118)	(4,394)
Redemption (purchase) of FHLB and FRB stock, net	210	(34,849)	(9,385)
(Contributions to) distributions from investments in partnerships, net	(2,107)	76	1,955
Net cash paid in business combinations	(585,402)	—	(108,365)
Proceeds from sale of other real estate owned	16,927	10,776	14,516
Increase in securities purchased under resale agreements with terms exceeding three months, net	(700,000)	—	—
Increase in interest-bearing deposits with banks, net	(569,205)	(2,636,581)	(983,513)
Increase in loans, net	(2,101,121)	(5,290,668)	(2,229,637)
Redemption of BOLI	332	3,428	326
Purchases of premises and equipment, net	(57,075)	(63,646)	(82,021)
Net Cash Used for Investing Activities	(5,928,859)	(7,182,424)	(4,018,949)
Financing Activities:
Increase in deposit accounts, net	5,006,801	6,985,964	3,142,499
(Decrease) increase in other borrowings, net	(27,784)	88,596	15,480
Increase in Federal Home Loan Bank advances, net	12,629	553,500	248,442
Cash payments to settle contingent consideration liabilities recognized in business combinations	(16,583)	(4,523)	(66)
Proceeds from the issuance of preferred stock, net	—	277,613	—
Proceeds from the issuance of subordinated notes, net	—	—	296,617
Issuance of common shares resulting from exercise of stock options and employee stock purchase plan	19,824	15,059	10,667
Common stock repurchases under authorized program	(9,540)	(92,055)	—
Common stock repurchases for tax withholdings related to stock-based compensation	—	(1,377)	(1,297)
Dividends paid	(98,629)	(85,890)	(65,110)
Net Cash Provided by Financing Activities	4,886,718	7,736,887	3,647,232
Net Increase (Decrease) in Cash and Cash Equivalents	88,731	35,998	(105,724)
Cash and Cash Equivalents at Beginning of Period	322,474	286,476	392,200
Cash and Cash Equivalents at End of Period	$411,205	$322,474	$286,476
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$156,868	$257,408	$327,329
Income taxes, net	178,575	105,268	60,845
Business combinations:
Fair value of assets acquired, including cash and cash equivalents	591,409	—	1,093,254
Value ascribed to goodwill and other intangible assets	9,275	—	80,581
Fair value of liabilities assumed	6,007	—	896,686
Non-cash activities
Transfer to other real estate owned from loans	5,837	13,239	5,722
Common stock issued for acquisitions	—	—	71,756
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

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the Company. The weighted-average number of common shares outstanding is increased by the assumed conversion of any outstanding convertible preferred stock shares from the beginning of the year or date of issuance, if later, and the number of common shares that would be issued assuming the exercise of stock options, the issuance of restricted shares and stock warrants using the treasury stock method. The adjustments to the weighted-average common shares outstanding are only made when such adjustments will dilute earnings per common share. If relevant convertible preferred shares are outstanding during a period, net income applicable to common shares used in the diluted earnings per share calculation may be adjusted to consider potential conversion of such preferred shares. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is not adjusted by the associated preferred dividends.

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

Cash Equivalents

For purposes of the consolidated statements of cash flows, Wintrust considers cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less, to be cash equivalents. At December 31, 2021, federal funds sold and securities purchased under resale agreements on the Company’s Consolidated Statements of Condition included approximately $700.0 million of securities sold under agreements to repurchase with original maturities exceeding three months. As a result, such balance was not considered a cash equivalent for purposes of the Company’s Consolidated Statements of Cash Flows for the respective period.

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

Leases classified as direct financing leases are included within lease loans for financial statement purposes. Direct financing leases are stated as the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income. Unearned lease income on direct financing leases is recognized over the term of the leases using the effective interest method.

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

Allowance for Credit Losses

In accordance with ASC 326, “Financial Instruments – Credit Losses” (“ASC 326”), the Company measures the allowance for credit losses at the time of origination or purchase of a financial asset, representing an estimate of lifetime expected credit losses on the related asset. Financial assets include assets measured under the amortized cost basis, including loans, net investments in leases recognized by a lessor, held-to-maturity debt securities and purchased credit deteriorated (“PCD”) assets at the time of and subsequent to acquisition, and off-balance-sheet credit exposures considered not unconditionally cancellable. In addition to financial assets measured at amortized cost, credit losses related to available-for-sale debt securities are recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. The Company elects the collateral maintenance practical expedient under ASC 326 and applies this approach to securities sold under agreements to repurchase and brokerage customer receivables. In accordance with contractual terms, these assets require underlying collateral to be monitored continuously and replenished when collateral is less than required levels. The Company measures an allowance for credit losses if the carrying balance of such assets exceeds the amount of underlying collateral.

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

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets in the Consolidated Statements of Condition. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for credit losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2021 and 2020, other real estate owned totaled $4.3 million and $16.6 million, respectively.

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

Bank-Owned Life Insurance ("BOLI")

The Company maintains BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets in the Consolidated Statements of Condition. Changes in the cash surrender values are included in non-interest income. At December 31, 2021 and 2020, BOLI totaled $157.7 million and $154.6 million, respectively.

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

Legislation and Regulations Issued as a Result of the COVID-19 Pandemic

On March 27, 2020, the former President of the United States signed the CARES Act, which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP.

Section 4013 of the CARES Act allowed financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria were met. This relief was able to be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that deferred or delayed the payment of principal or interest, or changed the interest rate on the loan. The Company chose to apply this relief to eligible loan modifications.

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "CAA"), which combined stimulus relief for the COVID-19 pandemic with an omnibus spending bill for the 2021 fiscal year, was signed by the former President of the United States. The CAA included extension of TDR accounting relief provided under the CARES Act to January 1, 2022. The Company considered this extension in the identification of TDRs during the year ended December 31, 2021.

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

Debt

In October 2020, the FASB issued ASU No. 2020-09, “Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762," which provides amendments to the SEC Materials and Disclosure sections within ASC Topics 270, Interim Reporting, 460, Guarantees, 470, Debt, and 505, Equity, impacted by the Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities SEC ruling. This guidance was effective on January 4, 2021, consistent with SEC Release No. 33-10762, and the Company applied the guidance prospectively. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Statistical Disclosures for Bank and Savings and Loan Registrants

In September 2020, the SEC issued a final rule on the “Update of Statistical Disclosures for Bank and Savings and Loan Registrants,” which adopts rules to update statistical disclosure requirements for banking registrants. The amendments update and expand the disclosures that registrants are required to provide, codify certain Industry Guide 3 disclosure items and eliminate other Guide 3 disclosures that overlap with SEC rules, GAAP or IFRS standards. In addition, Guide 3 is being rescinded and replaced with a new subpart of Regulation S-K. The SEC ruling is applicable to fiscal years beginning after December 15, 2021 and early compliance is permitted. The Company adopted this guidance in conjunction with the issuance of 2021 Form 10-K and adoption did not have a material impact on the Company’s consolidated financial statements.

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

Equity Instruments

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” which requires an issuer to account for any modification or exchange of the terms or conditions of a freestanding equity-classified written call option that remains classified as equity to be treated as an exchange of the original instrument for a new instrument, and provides a framework for measuring and recognizing the effect of the exchange as an adjustment to either equity or expense. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and is to be applied prospectively. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Customers with Contracts,” which clarifies diversity in practice related to recognition and measurement of contract assets and liabilities related to revenue contracts with customers which are acquired in a business combination by aligning business combination accounting with the subsequent accounting for contract assets and liabilities by requiring entities to apply ASC Topic 606, Revenue from Contracts with Customers, in order to recognize and measure deferred revenue in a business combination. The guidance also creates an exception to the general recognition and measurement principle in ASC Topic 805, Business Combinations, under which such amounts are recognized by the acquirer at fair value on the acquisition date by providing two practical expedients for acquirers. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein, and is to be applied either prospectively or retrospectively depending on the date of initial application. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Disclosure of Government Assistance Received
In December 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance,” which improves transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance received, specifically transactions with a government which are accounted for by analogizing to a grant or contribution model. This guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and is to be applied either prospectively to all previous and new transactions within the scope of the amendments at time of initial application or retrospectively. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

(3) Investment Securities

A summary of the available-for-sale and held-to-maturity securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2021 and 2020 is as follows:

	December 31, 2021				December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$304,956	$15	$—	$304,971
U.S. Government agencies	50,158	2,349	—	52,507	80,074	4,439	—	84,513
Municipal	161,618	4,193	(217)	165,594	141,244	5,707	(41)	146,910
Corporate notes:
Financial issuers	96,878	418	(2,599)	94,697	91,786	1,363	(2,764)	90,385
Other	1,000	7	—	1,007	1,000	20	—	1,020
Mortgage-backed: (1)
Mortgage-backed securities	1,901,005	32,830	(25,854)	1,907,981	2,330,332	86,721	(15)	2,417,038
Collateralized mortgage obligations	105,710	297	—	106,007	10,689	313	—	11,002
Total available-for-sale securities	$2,316,369	$40,094	$(28,670)	$2,327,793	$2,960,081	$98,578	$(2,820)	$3,055,839
Held-to-maturity securities
U.S. Government agencies	$180,192	$201	$(3,314)	$177,079	$177,959	$2,552	$—	$180,511
Municipal	187,486	9,544	(223)	196,807	200,707	12,232	(214)	212,725
Mortgage-backed securities	2,530,730	864	(47,622)	2,483,972	200,531	—	—	200,531
Corporate notes	43,955	—	(1,119)	42,836	—	—	—	—
Total held-to-maturity securities	$2,942,363	$10,609	$(52,278)	$2,900,694	$579,197	$14,784	$(214)	$593,767
Less: Allowance for credit losses	(78)				(59)
Held-to-maturity securities, net of allowance for credit losses	$2,942,285				$579,138
Equity securities with readily determinable fair value	$86,989	$5,354	$(1,832)	$90,511	$87,618	$3,674	$(430)	$90,862
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $37.5 million as of December 31, 2021. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward and no downward adjustments on such securities in 2021. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such equity securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the year ended December 31, 2021, the Company recorded $2.4 million of impairment of equity securities without readily determinable fair values.

The following tables present the portion of the Company’s available-for-sale debt securities portfolios which had gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020, respectively:

As of December 31, 2021	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	—	—	—	—
Municipal	47,726	(200)	850	(17)	48,576	(217)
Corporate notes:
Financial issuers	23,855	(1,145)	45,539	(1,454)	69,394	(2,599)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	742,743	(16,571)	221,350	(9,283)	964,093	(25,854)
Collateralized mortgage obligations	—	—	—	—	—	—
Total available-for-sale securities	$814,324	$(17,916)	$267,739	$(10,754)	$1,082,063	$(28,670)

As of December 31, 2020	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	—	—	—	—
Municipal	17,997	(38)	112	(3)	18,109	(41)
Corporate notes:
Financial issuers	—	—	72,058	(2,764)	72,058	(2,764)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	972	(14)	62	(1)	1,034	(15)
Collateralized mortgage obligations	—	—	—	—	—	—
Total available-for-sale securities	$18,969	$(52)	$72,232	$(2,768)	$91,201	$(2,820)

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

The Company does not consider available-for-sale securities with unrealized losses at December 31, 2021 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at December 31, 2021 were primarily mortgage-backed securities.

See Note 5—Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at December 31, 2021.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales and calls of investment securities:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Realized gains on investment securities	$1,252	$751	$931
Realized losses on investment securities	(173)	(530)	(32)
Net realized gains on investment securities	1,079	221	899
Unrealized gains on equity securities with readily determinable fair value	2,688	4,265	3,057
Unrealized losses on equity securities with readily determinable fair value	(2,411)	(3,818)	(568)
Net unrealized gains on equity securities with readily determinable fair value	277	447	2,489
Upward adjustments of equity securities without readily determinable fair values	—	401	505
Downward adjustments of equity securities without readily determinable fair values	—	—	(106)
Impairment of equity securities without readily determinable fair values	(2,415)	(2,995)	(262)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(2,415)	(2,594)	137
Other than temporary impairment charges(1)	—	—	—
(Losses) gains on investment securities, net	$(1,059)	$(1,926)	$3,525

Proceeds from sales of available-for-sale securities(2)	$192,227	$502,250	$972,253
Proceeds from sales of equity securities with readily determinable fair value	9,759	6,530	19,200
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	2,685	1,857	1,764
(1)Applicable to periods prior to the adoption of ASU 2016-13.
(2)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

Net losses/gains on investment securities resulted in income tax (benefit) expense of $(282,000), $(513,000) and $939,000 in 2021, 2020 and 2019, respectively.

The amortized cost and fair value of securities as of December 31, 2021 and December 31, 2020, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$49,714	$49,822	$343,601	$343,846
Due in one to five years	72,382	73,850	67,901	70,334
Due in five to ten years	118,358	117,573	111,886	112,178
Due after ten years	69,200	72,560	95,672	101,441
Mortgage-backed	2,006,715	2,013,988	2,341,021	2,428,040
Total available-for-sale securities	$2,316,369	$2,327,793	$2,960,081	$3,055,839
Held-to-maturity securities
Due in one year or less	$2,976	$2,992	$7,138	$7,186
Due in one to five years	79,422	79,705	22,217	23,068
Due in five to ten years	106,713	112,667	150,621	159,293
Due after ten years	222,522	221,358	198,690	203,689
Mortgage-backed	2,530,730	2,483,972	200,531	200,531
Total held-to-maturity securities	$2,942,363	$2,900,694	$579,197	$593,767
Less: Allowance for credit losses	(78)		(59)
Held-to-maturity securities, net of allowance for credit losses	$2,942,285		$579,138

At December 31, 2021 and December 31, 2020, securities having a carrying value of $2.6 billion and $2.4 billion, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2021, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

The following table shows the Company's loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Balance:
Commercial	$11,904,068	$11,955,967
Commercial real estate	8,990,286	8,494,132
Home equity	335,155	425,263
Residential real estate	1,637,099	1,259,598
Premium finance receivables—property & casualty	4,855,487	4,054,489
Premium finance receivables—life insurance	7,042,810	5,857,436
Consumer and other	24,199	32,188
Total loans, net of unearned income	$34,789,104	$32,079,073
Mix:
Commercial	34%	37%
Commercial real estate	26	26
Home equity	1	1
Residential real estate	5	5
Premium finance receivables—property & casualty	14	13
Premium finance receivables—life insurance	20	18
Consumer and other	0	0
Total loans, net of unearned income	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses, which, for the commercial and commercial real estate portfolios, are located primarily within the geographic market areas that the banks serve. Various niche lending businesses, including lease finance and franchise lending, operate on a national level. Additionally, to provide short-term relief due to macroeconomic deterioration from the COVID-19 pandemic to small businesses within such market areas, the Company originated loans through PPP, an expansion of guaranteed lending under Section 7(a) of the Small Business Act within the CARES Act. As of December 31, 2021, the Company's commercial portfolio included approximately $558.3 million of such PPP loans. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $135.5 million and $113.1 million at December 31, 2021 and 2020, respectively.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $50.8 million at December 31, 2021 and $(3.2) million at December 31, 2020. Net deferred fees as of December 31, 2021 includes $12.7 million of net deferred fees paid by the SBA for loans originated under the PPP. As PPP loans share similar characteristics (loan terms), and prepayments are considered probable and can reasonably be estimated due to terms of the program, the Company considers estimated future principal prepayments in recognizing such deferred fee for determining a constant effective yield on the portfolio of loans.

Certain real estate loans, including mortgage loans held-for-sale, commercial, consumer, and home equity loans with balances totaling approximately $8.0 billion and $7.0 billion at December 31, 2021 and 2020, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2021, approximately $7.8 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $189.7 million of pledged loans was used to secure potential borrowings at the FRB discount window. At December 31, 2021 and 2020, the banks had outstanding borrowings of $1.2 billion and $1.2 billion, respectively, from the FHLB in connection with these collateral arrangements. See Note 11, “Federal Home Loan Bank Advances,” for a summary of these borrowings.

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

Acquired Loan Information — PCD Loans

As part of the Company’s acquisitions during 2021, the Company acquired loans that were classified as PCD based upon various factors as of the acquisition date, including internal risk rating methodologies and prior classification as a TDR. The following table provides estimated details as of the date of acquisition on PCD loans acquired in 2021:

(Dollars in thousands)	Insurance Agency Loan Portfolio
Contractually required payments (unpaid principal balance)	$13,882
Allowance for credit losses (1)	(2,806)
Discount, net of any premium	(214)
Purchase price of PCD loans acquired	$10,862
(1)The initial allowance for credit losses on PCD loans acquired during 2021 measured approximately $2.8 million, of which $2.3 million was charged off related to PCD loans that met the Company’s charge-off policy at the time of acquisition. After considering these loans that were immediately charged off, the net impact of PCD allowance for credit losses at the acquisition date was approximately $470,000.

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

The Company also originated loans through PPP. Administered by the SBA, PPP provides short-term relief primarily related to the disruption from COVID-19 to companies and non-profits that meet the SBA’s definition of an eligible small business. Under the program, the SBA will forgive all or a portion of the loan if, during a certain period, loans are used for qualifying expenses. If all or a portion of the loan is not forgiven, the borrower is responsible for repayment. PPP loans are fully guaranteed by the SBA, including any portion not forgiven. The SBA guarantee exists at the inception of the loan and throughout its life and is not separated from the loan if the loan is subsequently sold or transferred. As it is not considered a freestanding contract, the Company considers the impact of the SBA guarantee when measuring the allowance for credit losses.

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

Residential real estate loans: The Company's residential real estate portfolio includes one- to four-family adjustable rate mortgages that have repricing terms generally over five years, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. The Company's residential mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, however, certain of these loans may be retained within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. The Company believes that since this loan portfolio consists primarily of locally originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company faces a relatively low risk of borrower default and delinquency. It is not the Company's current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans.

Premium finance receivables: The Company makes loans to businesses to finance the insurance premiums they pay on their property and casualty insurance policies. The loans are indirectly originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. The Company performs ongoing credit and other reviews of the agents and brokers to mitigate against the risk of fraud.

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

Municipal securities: The Company's municipal securities portfolio includes bond issues for various municipal government entities located throughout the United States, including the Chicago metropolitan area and southern Wisconsin, some of which are privately placed and non-rated. Though the risk of loss is typically low, including within the Company, default history exists on municipal securities within the United States.

Mortgage-backed securities: This security type includes debt obligations supported by pools of individual mortgage loans and issued by certain government-sponsored entities of the U.S. Government such as Freddie Mac and Fannie Mae. Such securities are considered to contain an implicit guarantee of the U.S. Government.

Corporate notes: The Company’s corporate notes portfolio includes bond issues for various public companies representing a diversified population of industries. The risk of loss in this portfolio is considered low based on the characteristics of the investments, including the Company’s own past history with similar investments.

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such, accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $117.4 million at December 31, 2021 and $121.9 million at December 31, 2020.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at December 31, 2021 and 2020.

As of December 31, 2021 (In thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$20,399	$—	$23,492	$42,933	$11,258,961	$11,345,785
Commercial PPP loans	—	15	770	928	556,570	558,283
Commercial real estate:
Construction and development	1,377	—	—	2,809	1,352,018	1,356,204
Non-construction	20,369	—	284	37,634	7,575,795	7,634,082
Home equity	2,574	—	—	1,120	331,461	335,155
Residential real estate	16,440	—	982	12,420	1,607,257	1,637,099
Premium finance receivables
Property & casualty insurance loans	5,433	7,210	15,490	22,419	4,804,935	4,855,487
Life insurance loans	—	7	12,614	66,651	6,963,538	7,042,810
Consumer and other	477	137	34	509	23,042	24,199
Total loans, net of unearned income	$67,069	$7,369	$53,666	$187,423	$34,473,577	$34,789,104

As of December 31, 2020 (In thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$21,743	$307	$6,900	$44,345	$9,166,751	$9,240,046
Commercial PPP loans	—	—	—	36	2,715,885	2,715,921
Commercial real estate
Construction and development	5,633	—	—	5,344	1,360,825	1,371,802
Non-construction	40,474	—	5,178	26,772	7,049,906	7,122,330
Home equity	6,529	—	47	637	418,050	425,263
Residential real estate	26,071	—	1,635	12,584	1,219,308	1,259,598
Premium finance receivables
Property & casualty insurance loans	13,264	12,792	6,798	18,809	4,002,826	4,054,489
Life insurance loans	—	—	21,003	30,465	5,805,968	5,857,436
Consumer and other	436	264	24	136	31,328	32,188
Total loans, net of unearned income	$114,150	$13,363	$41,585	$139,128	$31,770,847	$32,079,073

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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at December 31, 2021:

As of December 31, 2021	Year of Origination							Revolving	Total
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$2,878,530	$1,517,832	$971,713	$692,439	$466,042	$661,422	$3,656,205	$18,101	$10,862,284
Special mention	48,867	56,220	74,411	26,005	11,261	39,945	108,572	5,727	371,008
Substandard accrual	3,034	11,359	22,101	27,428	5,739	6,752	15,502	179	92,094
Substandard nonaccrual/doubtful	204	3,959	7,283	1,364	2,438	4,831	72	248	20,399
Total commercial, industrial and other	$2,930,635	$1,589,370	$1,075,508	$747,236	$485,480	$712,950	$3,780,351	$24,255	$11,345,785
Commercial PPP

Pass	$483,710	$66,051	$—	$—	$—	$—	$—	$—	$549,761
Special mention	161	7,466	—	—	—	—	—	—	7,627
Substandard accrual	—	895	—	—	—	—	—	—	895
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total commercial PPP	$483,871	$74,412	$—	$—	$—	$—	$—	$—	$558,283
Construction and development
Pass	$370,769	$416,115	$286,959	$55,842	$41,015	$87,517	$11,817	$2,657	$1,272,691
Special mention	282	8,475	12,282	25,115	18,172	116	—	—	64,442
Substandard accrual	—	—	313	2,547	14,682	—	—	151	17,693
Substandard nonaccrual/doubtful	—	—	—	—	—	1,378	—	—	1,378
Total construction and development	$371,051	$424,590	$299,554	$83,504	$73,869	$89,011	$11,817	$2,808	$1,356,204
Non-construction
Pass	$1,555,684	$1,137,883	$938,729	$767,775	$696,357	$1,940,673	$185,525	$15,863	$7,238,489
Special mention	3,543	15,452	53,902	38,721	27,169	110,332	—	—	249,119
Substandard accrual	—	286	14,545	27,322	18,133	65,820	—	—	126,106
Substandard nonaccrual/doubtful	—	—	—	12	1,717	18,639	—	—	20,368
Total non-construction	$1,559,227	$1,153,621	$1,007,176	$833,830	$743,376	$2,135,464	$185,525	$15,863	$7,634,082
Home equity
Pass	$2	$—	$—	$—	$28	$6,252	$310,285	$—	$316,567
Special mention	—	—	—	—	—	438	4,868	241	5,547
Substandard accrual	—	—	—	183	67	6,803	860	2,554	10,467
Substandard nonaccrual/doubtful	—	—	108	—	42	2,136	288	—	2,574
Total home equity	$2	$—	$108	$183	$137	$15,629	$316,301	$2,795	$335,155
Residential real estate
Pass	$842,095	$280,081	$169,515	$68,780	$75,953	$154,674	$—	$—	$1,591,098
Special mention	1,849	264	450	1,663	1,766	6,892	—	—	12,884
Substandard accrual	1,249	2,208	724	1,075	2,425	8,996	—	—	16,677
Substandard nonaccrual/doubtful	—	1,075	1,640	1,024	2,406	10,295	—	—	16,440
Total residential real estate	$845,193	$283,628	$172,329	$72,542	$82,550	$180,857	$—	$—	$1,637,099
Premium finance receivables - property & casualty
Pass	$4,766,171	$26,706	$9,637	$1,020	$48	$—	$—	$—	$4,803,582
Special mention	44,648	423	—	—	—	—	—	—	45,071
Substandard accrual	1,086	280	—	35	—	—	—	—	1,401
Substandard nonaccrual/doubtful	4,645	788	—	—	—	—	—	—	5,433
Total premium finance receivables - property & casualty	$4,816,550	$28,197	$9,637	$1,055	$48	$—	$—	$—	$4,855,487
Premium finance receivables - life
Pass	$510,661	$857,553	$798,535	$702,894	$736,384	$3,436,783	$—	$—	$7,042,810
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$510,661	$857,553	$798,535	$702,894	$736,384	$3,436,783	$—	$—	$7,042,810
Consumer and other
Pass	$2,960	$885	$1,127	$1,197	$57	$4,436	$12,780	$—	$23,442
Special mention	5	2	13	—	78	54	9	—	161
Substandard accrual	—	2	—	—	—	107	10	—	119
Substandard nonaccrual/doubtful	—	4	—	100	—	373	—	—	477
Total consumer and other	$2,965	$893	$1,140	$1,297	$135	$4,970	$12,799	$—	$24,199
Total loans (1)
Pass	$11,410,582	$4,303,106	$3,176,215	$2,289,947	$2,015,884	$6,291,757	$4,176,612	$36,621	$33,700,724
Special mention	99,355	88,302	141,058	91,504	58,446	157,777	113,449	5,968	755,859
Substandard accrual	5,369	15,030	37,683	58,590	41,046	88,478	16,372	2,884	265,452
Substandard nonaccrual/doubtful	4,849	5,826	9,031	2,500	6,603	37,652	360	248	67,069
Total loans	$11,520,155	$4,412,264	$3,363,987	$2,442,541	$2,121,979	$6,575,664	$4,306,793	$45,721	$34,789,104
(1)Includes $31.7 million of loans with COVID-19 related modifications that migrated from pass as of March 1, 2020 to special mention or substandard accrual as of December 31, 2021. These loans were also qualitatively evaluated as a part of the measurement of the allowance for credit losses as of December 31, 2021.

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

As of December 31, 2021	Year of Origination						Total
(In thousands)	2021	2020	2019	2018	2017	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$147,793	$25,000	$4,058	$—	$—	$3,341	$180,192
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$147,793	$25,000	$4,058	$—	$—	$3,341	$180,192
Municipal
1-4 internal grade	$6,368	$326	$161	$7,487	$43,121	$130,023	$187,486
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$6,368	$326	$161	$7,487	$43,121	$130,023	$187,486
Mortgage-backed securities
1-4 internal grade	$2,530,730	$—	$—	$—	$—	$—	$2,530,730
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$2,530,730	$—	$—	$—	$—	$—	$2,530,730
Corporate notes
1-4 internal grade	$—	$6,012	$7,398	$3,264	$3,215	$24,066	$43,955
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$6,012	$7,398	$3,264	$3,215	$24,066	$43,955
Total held-to-maturity securities							$2,942,363
Less: Allowance for credit losses							(78)
Held-to-maturity securities, net of allowance for credit losses							$2,942,285

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

	December 31,	December 31,
(In thousands)	2021	2020
Allowance for loan losses	$247,835	$319,374
Allowance for unfunded lending-related commitments losses	51,818	60,536
Allowance for loan losses and unfunded lending-related commitments losses	299,653	379,910
Allowance for held-to-maturity securities losses	78	59
Allowance for credit losses	$299,731	$379,969

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including asset rated as substandard nonaccrual and doubtful as well as assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of December 31, 2021, excluding loans carried at fair value, substandard nonaccrual and doubtful loans totaling $37.0 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Loans identified as being reasonably expected to be modified into TDRs in the future totaled $148,000 as of December 31, 2021.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of the activity in the allowance for credit losses by loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses) for the years ended December 31, 2021 and 2020 is as follows:

Year Ended December 31, 2021 (In thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$94,212	$243,603	$11,437	$12,459	$17,777	$422	379,910
Initial allowance for credit losses recognized on PCD assets acquired during the period (1)	470	—	—	—	—	—	470
Other adjustments	—	—	—	—	3	—	3
Charge-offs	(20,801)	(3,293)	(336)	(1,082)	(9,020)	(487)	(35,019)
Recoveries	2,559	1,304	1,203	330	7,989	184	13,569
Provision for credit losses	42,867	(97,031)	(1,605)	(2,925)	(890)	304	(59,280)
Allowance for credit losses at period end	$119,307	$144,583	$10,699	$8,782	$15,859	$423	$299,653
By measurement method:
Individually evaluated for impairment	5,196	2,237	192	899	—	28	8,552
Collectively evaluated for impairment	114,111	142,346	10,507	7,883	15,859	395	291,101
Loans at period end:
Individually evaluated for impairment	$24,530	$30,167	$14,656	$23,306	$—	$611	$93,270
Collectively evaluated for impairment	11,879,538	8,960,119	320,499	1,575,195	11,898,297	23,588	34,657,236
Loans held at fair value	—	—	—	38,598	—	—	38,598
(1)The initial allowance for credit losses on PCD loans acquired during 2021 measured approximately $2.8 million, of which $2.3 million was charged off related to PCD loans that met the Company’s charge-off policy at the time of acquisition. After considering these loans that were immediately charged off, the net impact of PCD allowance for credit losses at the acquisition date was approximately $470,000.

Year Ended December 31, 2020 (In thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$64,920	$68,511	$3,878	$9,800	$9,647	$1,705	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	9,039	32,064	9,061	3,002	(4,959)	(863)	47,344
Other adjustments	—	—	—	—	179	—	179
Charge-offs	(18,293)	(15,960)	(2,061)	(891)	(15,472)	(528)	(53,205)
Recoveries	5,092	1,835	528	184	5,108	149	12,896
Provision for credit losses	33,454	157,153	31	364	23,274	(41)	214,235
Allowance for credit losses at period end	$94,212	$243,603	$11,437	$12,459	$17,777	$422	$379,910
By measurement method:
Individually evaluated for impairment	4,820	2,237	197	684	—	88	8,026
Collectively evaluated for impairment	89,392	241,366	11,240	11,775	17,777	334	371,884
Loans at period end:
Individually evaluated for impairment	$29,442	$56,656	$23,173	$29,886	$—	$505	$139,662
Collectively evaluated for impairment	11,926,525	8,437,476	402,090	1,174,578	9,911,925	31,683	31,884,277
Loan held at fair value	—	—	—	55,134	—	—	55,134

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

For the year ending December 31, 2021, the Company recognized an approximately $59.3 million negative provision for credit losses related to loans and lending agreements, including an approximately $97.0 million negative provision for credit losses related to the commercial real estate portfolio. The negative provision was primarily the result of improvements in the macroeconomic forecast, specifically the Company’s macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index primarily impacting the commercial real estate portfolio, and Baa corporate credit spreads) as well as improvements in characteristics of the Company's loan portfolios. These were partially offset by additional provision for credit losses measured on loan growth experienced by the Company in 2021 in various loan portfolios, excluding PPP. While uncertainties remain regarding expected economic performance, macroeconomic forecasts as of December 31, 2021 assume that the impact of those uncertainties is less severe compared to that assumed at December 31, 2020. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, decreases to COVID-19 related loan modifications and positive loan risk rating migration. Net charge-offs in 2021 totaled $21.5 million.

Held-to-maturity debt securities

At January 1, 2020, the Company established an allowance for credit losses on its held-to-maturity debt securities totaling approximately $74,000, which is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. Such adjustment was recorded directly to the Company's retained earnings, net of taxes. During the year ended December 31, 2021, the Company recognized approximately $17,000 of provision for credit losses related to held-to-maturity securities.

TDRs

At December 31, 2021, the Company had $49.3 million in loans modified in TDRs. The $49.3 million in TDRs represents 247 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are individually assessed at the time of modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at December 31, 2021 and approximately $3.3 million of allowance for credit losses was measured through the Company’s normal reserving methodology.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At December 31, 2021, the Company had $1.3 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $9.6 million and $18.9 million at December 31, 2021 and 2020, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2021, 2020, and 2019, which represent TDRs:

Year ended December 31, 2021	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(In thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	16	$5,074	7	$847	1	$300	—	$—	—	$—
Commercial real estate
Non-construction	5	2,944	4	2,401	2	656	1	113	—	—
Residential real estate and other	43	5,851	40	5,683	17	4,123	9	4,227	—	—
Total loans	64	$13,869	51	$8,931	20	$5,079	10	$4,340	—	$—

Year ended December 31, 2020	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(In thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	21	$12,362	17	$8,089	1	$991	6	$4,436	1	$432
Commercial real estate
Non-construction	18	19,281	15	14,657	3	921	8	5,853	—	—
Residential real estate and other	85	14,229	70	13,721	38	5,809	1	190	—	—
Total loans	124	$45,872	102	$36,467	42	$7,721	15	$10,479	1	$432

Year ended December 31, 2019	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(In thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	24	$26,341	12	$6,993	2	$605	13	$20,872	—	$—
Commercial real estate
Non-construction	7	7,018	5	$6,465	—	—	3	5,493	—	—
Residential real estate and other	145	20,206	117	$17,258	28	5,415	1	311	—	—
Total loans	176	$53,565	134	$30,716	30	$6,020	17	$26,676	—	$—

(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the year ended December 31, 2021, $13.9 million, or 64 loans, were determined to be TDRs, compared to $45.9 million, or 124 loans, and $53.6 million, or 176 loans, in the years ended 2020 and 2019, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 83 months in 2021 compared to 14 months in 2020 and 18 months in 2019. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 137 basis points, compared to 129 basis points and 218 basis points during the years ended December 31, 2021, 2020, and 2019, respectively. Interest-only payment terms were approximately three months during the year ended 2021 compared to 12 months and five months for the years ended 2020 and 2019, respectively. Additionally, no principal balances were forgiven on the loans noted above in 2021 compared to $453,000 principal balance forgiven during 2020 and no principal balance forgiven during 2019.

The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2021, 2020, and 2019, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2021				Year Ended December 31, 2020				Year Ended December 31, 2019
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(In thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	16	$5,074	1	$199	21	$12,362	7	$4,041	24	$26,341	12	$22,575
Commercial real-estate
Non-construction	5	2,944	3	2,276	18	19,281	12	14,343	7	7,018	3	865
Residential real estate and other	43	5,851	2	116	85	14,229	8	834	145	20,206	12	5,126
Total loans	64	$13,869	6	$2,591	124	$45,872	27	$19,218	176	$53,565	27	$28,566
(1)Total TDRs represent all loans restructured in TDRs during the year indicated.
(2)TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(6) Mortgage Servicing Rights (“MSRs”)

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2021, 2020 and 2019:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2021	2020	2019
Balance at beginning of year	$92,081	$85,638	$75,183
Additions from loans sold with servicing retained	72,754	71,077	44,943
Additions from acquisitions	—	—	408
Estimate of changes in fair value due to:
Early buyout options ("EBO") exercised	(749)	(1,291)	—
Payoffs and paydowns	(34,788)	(32,579)	(20,118)
Changes in valuation inputs or assumptions	18,273	(30,764)	(14,778)
Fair value at end of year	$147,571	$92,081	$85,638
Unpaid principal balance of mortgage loans serviced for others	$13,126,254	$10,833,135	$8,243,251

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

Starting in 2019, the Company periodically purchased options for the right to purchase securities not currently held within the banks' investment portfolios and entered into interest rate swaps in which the Company elected to not designate such derivatives as hedging instruments. These option and swap transactions were designed primarily to economically hedge a portion of the fair value adjustments related to MSRs. During 2020, the Company terminated these interest rate swaps. There were no such options or interest rate swaps outstanding as of December 31, 2021 and 2020. For more information regarding these hedges, see Note 21 - Derivative Financial Instruments in Item 8 of this report.

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

(7) Business Combinations

On November 15, 2021, the Company completed its acquisition of certain assets from The Allstate Corporation (“Allstate”). Through this business combination, the Company acquired approximately $581.6 million of loans, net of allowance for credit losses measured on the acquisition date. The loan portfolio was comprised of approximately 1,800 loans to Allstate agents nationally. In addition to acquiring the loans, the Company became the national preferred provider of loans to Allstate agents. In connection with the loan acquisition, a team of Allstate agency lending specialists joined the Company to augment and expand Wintrust’s existing insurance agency finance business. As the transaction was determined to be a business combination, the Company recorded goodwill of approximately $9.3 million on the purchase.

On November 1, 2019, the Company completed its acquisition of SBC, Incorporated (“SBC”). SBC was the parent company of Countryside Bank. Through this business combination, the Company acquired Countryside Bank’s six banking offices located in Countryside, Burbank, Darien, Homer Glen, Oak Brook and Chicago, Illinois. As of the acquisition date, the Company acquired approximately $619.8 million in assets, including approximately $423.0 million in loans, and approximately $507.8 million in deposits. The Company recorded goodwill of approximately $40.3 million related to the acquisition.

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

On May 24, 2019, the Company completed its acquisition of Rush-Oak Corporation (“ROC”). ROC was the parent company of Oak Bank. Through this business combination, the Company acquired Oak Bank’s one banking location in Chicago, Illinois. As of the acquisition date, the Company acquired approximately $223.4 million in assets, including approximately $124.7 million in loans, and approximately $161.2 million in deposits. The Company recorded goodwill of approximately $11.7 million related to the acquisition.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2021	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2021
Community banking	$536,396	$9,275	$—	$—	$545,671
Specialty finance	39,938	—	—	167	40,105
Wealth management	69,373	—	—	—	69,373
Total	$645,707	$9,275	$—	$167	$655,149

The community banking segment’s goodwill increased $9.3 million in 2021 as a result of the Allstate business combination. The specialty finance segment’s goodwill increased $167,000 in 2021 as a result of foreign currency translation adjustments related to prior Canadian acquisitions.

The Company assesses each reporting unit’s goodwill for impairment on at least an annual basis and considers potential indicators of impairment at each reporting date between annual goodwill impairment tests. At October 1, 2021, the Company utilized a quantitative approach for its annual goodwill impairment tests of the banking, specialty finance and wealth management reporting units and determined that no impairment existed at that time.

Given the continued economic uncertainty surrounding COVID-19, the Company assessed whether events and circumstances as of each reporting date in 2021 resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. As of December 31, 2021, the Company identified no indicators of goodwill impairment in addition to considerations within its analysis as of October 1, 2021 within the community banking, specialty finance or wealth management reporting units and the Company determined it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of December 31, 2021 is as follows:

	December 31,
(Dollars in thousands)	2021	2020
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206
Accumulated amortization	(38,067)	(32,680)
Net carrying amount	$17,139	$22,526
Trademark with indefinite lives:
Carrying amount	5,800	5,800
Total net carrying amount	$22,939	$28,326
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,967	$1,966
Accumulated amortization	(1,721)	(1,644)
Net carrying amount	$246	$322
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430
Accumulated amortization	(15,308)	(13,038)
Net carrying amount	$5,122	$7,392
Total intangible assets:
Gross carrying amount	$83,403	$83,402
Accumulated amortization	(55,096)	(47,362)
Total intangible assets, net	$28,307	$36,040

Estimated amortization for the year-ended:
2022	$6,115
2023	4,658
2024	3,259
2025	2,552
2026	1,954

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

Total amortization expense associated with finite-lived intangibles in 2021, 2020 and 2019 was $7.7 million, $11.0 million and $11.8 million, respectively.

(9) Premises, Software and Equipment, Net

A summary of premises and equipment at December 31, 2021 and 2020 is as follows:

	December 31,
(Dollars in thousands)	2021	2020
Land	$168,057	$169,245
Buildings and leasehold improvements	667,680	657,529
Furniture, equipment, and computer software	329,314	280,600
Construction in progress	17,742	32,312
	$1,182,793	$1,139,686
Less: Accumulated depreciation and amortization	416,388	370,878
Total premises and equipment, net	$766,405	$768,808

Depreciation and amortization expense related to premises and equipment totaled $54.0 million in 2021, $46.4 million in 2020 and $38.0 million in 2019.

(10) Deposits

The following is a summary of deposits at December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Balance:
Non-interest bearing	$14,179,980	$11,748,455
NOW and interest-bearing demand deposits	4,158,871	3,349,021
Wealth management deposits	4,491,795	4,138,712
Money market	11,449,469	9,348,806
Savings	3,846,681	3,531,029
Time certificates of deposit	3,968,789	4,976,628
Total deposits	$42,095,585	$37,092,651
Mix:
Non-interest bearing	34%	32%
NOW and interest-bearing demand deposits	10	9
Wealth management deposits	11	11
Money market	27	25
Savings	9	10
Time certificates of deposit	9	13
Total deposits	100%	100%

Wealth management deposits represent deposit balances of the Company’s subsidiary banks from brokerage customers of Wintrust Investments, CDEC, trust and asset management customers of the Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts.

The scheduled maturities of time certificates of deposit at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	2021	2020
Due within one year	$2,810,669	$3,907,724
Due in one to two years	899,765	853,915
Due in two to three years	225,733	170,052
Due in three to four years	18,081	28,896
Due in four to five years	14,286	15,233
Due after five years	255	808
Total time certificate of deposits	$3,968,789	$4,976,628

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Maturing within three months	$576,918	$584,956
After three but within six months	450,418	913,216
After six but within 12 months	838,040	1,156,401
After 12 months	754,062	701,993
Total	$2,619,438	$3,356,566

Time deposits in denominations of $250,000 or more were $1.2 billion and $1.6 billion at December 31, 2021 and 2020, respectively.
(11) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2021 and 2020, is as follows:

(Dollars in thousands)	2021	2020
1.88% advance due June 2021	$—	$2,987
0.00% advance due May 2021	—	60,000
0.00% advance due May 2022	75,000	—
0.00% advance due April 2024	442	442
2.98% advance due August 2024	25,000	25,000
0.00% advance due April 2026	629	—
2.05% variable-rate advance due January 2028	100,000	100,000
2.18% advance due February 2029	440,000	440,000
1.36% advance due December 2029	100,000	100,000
1.11% advance due February 2030	500,000	500,000
Total FHLB advances	$1,241,071	$1,228,429

FHLB advances consist of obligations of the banks and are collateralized by qualifying commercial and residential real estate and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $3.5 billion at December 31, 2021.

FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs. Unamortized prepayment fees are amortized as an adjustment to interest expense using the effective interest method.

Approximately $1.1 billion of the FHLB advances outstanding at December 31, 2021 currently have varying put or call dates over the next 12 months ranging from January 2022 to December 2022. At December 31, 2021, the weighted average contractual interest rate on FHLB advances was 1.55%.

(12) Subordinated Notes

At December 31, 2021, the Company had outstanding subordinated notes totaling $436.9 million compared to $436.5 million at December 31, 2020. In 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024.

In connection with the issuance of subordinated notes in 2019 and 2014, the Company incurred costs totaling $3.3 million and $1.3 million, respectively. These costs are a direct deduction from the carrying amount of the subordinated notes and are amortized to interest expense using the effective interest method. At December 31, 2021, the unamortized balances of costs for both issuances were approximately $3.1 million. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(13) Other Borrowings

The following is a summary of other borrowings at December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Notes payable	$80,319	$101,710
Short-term borrowings	9,198	11,366
Other	63,292	65,108
Secured borrowings	341,327	340,744
Total other borrowings	$494,136	$518,928

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility (“Term Facility”), which is part of a loan agreement (“Credit Agreement”) with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $100.0 million revolving credit facility (“Revolving Credit Facility”). At December 31, 2021, the Company had a notes payable balance of $80.3 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. The Company is required to make quarterly payments of principal plus interest on the Term Facility. At December 31, 2021, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.
An amendment to the Credit Agreement was executed on and effective as of September 15, 2020. The amendment provided for, among other things, extension of the maturity date under the Revolving Credit Facility to September 14, 2021, revision of certain financial covenants; and the addition of a mechanism to replace LIBOR with an alternate benchmark rate. Another amendment to the Credit Agreement was executed on and effective as of September 14, 2021, which provided for, among other things, extension of the maturity date under the Revolving Credit Facility to September 13, 2022. A further amendment to the Credit Agreement was executed on and effective as of December 23, 2021, which provided for, among other things, a $50.0 million increase to the commitment balance of the Revolving Credit Facility to $100.0 million and the addition of SOFR language for the Revolving Credit Facility.
Borrowings under the Credit Agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 60 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the lenders prime rate, (b) the federal funds rate plus 50 basis points, and (c) Term SOFR for a one-month tenor in effect on such day plus 110 basis points (in the case of a borrowing under the Revolving Credit Facility) or the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points (in the case of a borrowing under the Term Facility). Borrowings under the agreement that are considered “Term SOFR Loans” bear interest at a rate equal to the sum of (1) 145 basis points (in the case of a borrowing under the Revolving Credit Facility) or 125 basis points if considered “Eurodollar Rate Loans” (in the case of a borrowing under the Term Facility) plus (2) the LIBOR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.30% of the actual daily amount by which the lenders’ commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

Borrowings under the amended Credit Agreement are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2021, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $9.2 million and $11.4 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, securities sold under repurchase agreements represent $9.2 million and $11.4 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2021, the Company had pledged securities related to its customer balances in sweep accounts of $19.2 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agencies and mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of December 31, 2021 disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Government agencies	$10,585
Mortgage-backed securities	8,613
Total collateral pledged	$19,198
Excess collateral	10,000
Securities sold under repurchase agreements	$9,198

Other Borrowings

Other borrowings at December 31, 2021 and 2020 represent a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 (“Fixed-Rate Promissory Note”) related to and secured by three office buildings owned by the Company. At December 31, 2021, the Fixed-Rate Promissory Note had a balance of $63.3 million. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2020 and twelve months ended December 31, 2019, the Company made monthly principal payments and paid interest at a fixed rate of 3.36%. An amendment to the Fixed-Rate Promissory Note was executed on and became effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2021, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at December 31, 2021 primarily represent transactions to sell an undivided co-ownership interest in all receivables owed to the Company’s subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. In May 2019, the unrelated third party paid an additional C$70 million, which increased the total payments to C$280 million. In January 2020, the unrelated third party paid an additional C$40 million, which increased the total payments to C$320 million, and the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2020 to December 15, 2021. In May 2020, the unrelated third party paid an additional C$100 million, which increased the total payments to C$420 million. In January 2021, the Receivables Purchase Agreement was amended to effectively extend the maturity date from December 15, 2021 to December 15, 2022. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2021, the translated balance of the secured borrowing totaled $332.2 million compared to $329.9 million at December 31, 2020. Additionally, the interest rate under the Receivables Purchase Agreement at December 31, 2021 was 1.1721%.

The remaining $9.1 million within secured borrowings at December 31, 2021 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

(14) Junior Subordinated Debentures

As of December 31, 2021, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2021 and 2020. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2021		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2021	2020			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	3.37%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	3.02	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	2.82	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	2.15	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	26,238	L+1.45	1.67	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	1.83	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.13	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.13	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	3.22	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	15,464	L+1.75	1.95	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	3,609	L+1.62	1.82	06/2007	09/2037	06/2012
Total			$253,566	$253,566		2.39%

The junior subordinated debentures totaled $253.6 million at December 31, 2021 and 2020.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At December 31, 2021, the weighted average contractual interest rate on the junior subordinated debentures was 2.39%. Prior to 2021, the Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. Such interest rate swaps matured in 2021 and no separate hedging derivatives were outstanding at December 31, 2021 related to the variable cash flows on any balance of the junior subordinated debentures. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At December 31, 2021, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(15) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Years Ended
Revenue from contracts with customers	Location in income statement	December 31, 2021	December 31, 2020	December 31, 2019
Brokerage and insurance product commissions	Wealth management	$20,710	$18,731	$18,825
Trust	Wealth management	21,930	18,392	18,767
Asset management	Wealth management	81,379	63,213	59,522
Total wealth management		124,019	100,336	97,114
Mortgage broker fees	Mortgage banking	787	368	768
Service charges on deposit accounts	Service charges on deposit accounts	54,168	45,023	39,070
Administrative services	Other non-interest income	5,689	4,385	4,197
Card related fees	Other non-interest income	9,210	7,579	7,816
Other deposit related fees	Other non-interest income	13,299	12,439	12,500
Total revenue from contracts with customers		$207,172	$170,130	$161,465

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Contract assets	$—	$—

Contract liabilities	$1,588	$1,548

Mortgage broker fees receivable	$73	$20
Administrative services receivable	68	64
Wealth management receivable	11,748	10,144
Card related fees receivable	921	783
Total receivables from contracts with customer	$12,810	$11,011

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $898,000 and $1.4 million for the years ended December 31, 2021 and 2020 respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated—2022	$838
Estimated—2023	400
Estimated—2024	250
Estimated—2025	100
Total	$1,588

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

(16) Lease Commitments

The following tables provide a summary of lease costs and future required fixed payments related to the Company’s leasing arrangements in which it is the lessee:

Year Ended
(Dollars in thousands)	December 31, 2021
Operating lease cost	$22,938
Finance lease cost:
Amortization of right-of-use asset	164
Interest on lease liability	234
Short-term lease cost	321
Variable lease cost	3,806
Sublease income	(72)
Total lease cost	$27,391

Cash paid for amounts included in the measurement of operating lease liabilities	$23,650
Cash paid for amounts included in the measurement of finance lease liabilities	164
Right-of-use asset obtained in exchange for new operating lease liabilities	8,262
Right-of-use asset obtained in exchange for new finance lease liabilities	5,343
Weighted average remaining lease term - operating leases	12.1 years
Weighted average remaining lease term - finance leases	39.0 years
Weighted average discount rate - operating leases	4.03%
Weighted average discount rate - finance leases	3.43%

(In thousands)	Payments
2022	$24,582
2023	21,625
2024	20,461
2025	19,203
2026	17,820
2027 and thereafter	132,417
Total minimum future amounts	$236,108
Impact of measuring the lease liability on a discounted basis	(58,069)
Total lease liability	$178,039

In addition to the lessee arrangements discussed above, the Company also leases certain owned premises and receives rental income from such lessor agreements. Gross rental income related to the Company’s buildings totaled $7.8 million, $8.7 million and $9.4 million, in 2021, 2020 and 2019, respectively. The approximate annual gross rental receipts under noncancelable agreements with remaining terms in excess of one year as of December 31, 2021, are as follows (in thousands):

Receipts
2022	$5,452
2023	3,178
2024	1,957
2025	1,390
2026	986
2027 and thereafter	511
Total minimum future amounts	$13,474

(17) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current income taxes:
Federal	$118,723	$75,154	$55,664
State	48,847	19,194	18,270
Foreign	6,936	6,501	5,913
Total current income taxes	$174,506	$100,849	$79,847
Deferred income taxes:
Federal	$794	$284	$33,345
State	(3,597)	(2,834)	13,099
Foreign	(58)	(1,508)	(1,887)
Total deferred income taxes	$(2,861)	$(4,058)	$44,557
Total income tax expense	$171,645	$96,791	$124,404

The Company’s income before income taxes in 2021, 2020 and 2019 includes $23.1 million, $15.4 million and $12.2 million, respectively, of foreign income attributable to its Canadian subsidiary.

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

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income tax expense using the statutory Federal income tax rate of 21% on income before taxes	$133,937	$81,854	$100,821
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(2,605)	(2,970)	(3,958)
State taxes, net of federal tax benefit	35,747	20,098	24,600
Income earned on bank owned life insurance	(1,169)	(956)	(959)
(Excess) deficient tax benefits on share based compensation	(1,906)	466	(1,447)
Meals, entertainment and related expenses	1,208	992	2,148
FDIC insurance expense	5,676	4,605	1,274
Non-deductible compensation expense	1,799	398	1,019
Foreign subsidiary, net	2,011	2,080	1,979
Tax benefits related to tax credits, net	(1,145)	(1,902)	(513)
Release of state uncertain tax positions	—	(7,173)	—
Other, net	(1,908)	(701)	(560)
Income tax expense	$171,645	$96,791	$124,404

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$79,879	$101,021
Right-of-use liability	47,312	47,895
Deferred compensation	26,301	23,975
Stock-based compensation	5,762	3,363
Federal net operating loss carryforward	1,870	2,722
Loans	1,344	1,196
Nonaccrued interest	1,098	1,949
Net unrealized losses on derivatives included in other comprehensive income	—	8,404
Deferred loan fees and costs	—	3,821
Other	4,652	7,013
Total gross deferred tax assets	168,218	201,359
Deferred tax liabilities:
Equipment leasing	122,711	146,393
Premises and equipment	56,377	62,278
Right-of-use asset	38,973	39,568
Capitalized servicing rights	37,528	22,367
Goodwill and intangible assets	10,577	8,227
Net unrealized gains on derivatives included in other comprehensive income	9,836	—
Net unrealized gains on securities included in other comprehensive income	3,169	25,700
Deferred loan fees and costs	967	—
Fair value adjustments on loans	—	12,042
Other	3,835	7,599
Total gross deferred tax liabilities	283,973	324,174
Net deferred tax liabilities	$(115,755)	$(122,815)

Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2021 because it is more likely than not that these assets could be realized through future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company’s historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company has Federal net operating loss (“NOL”) carryforwards of $8.9 million that begin to expire in 2029 through 2037 and are subject to IRC Section 382 annual limitation. The NOL carryforwards were a result of acquisitions.

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Unrecognized tax benefits at beginning of year	$—	$10,840	$11,538
Gross increases for tax positions taken in current period	—	—	—
Gross decreases for positions taken in prior periods	—	(10,571)	(698)
Settlements with taxing authorities	—	(269)	—
Unrecognized tax benefits at end of year	$—	$—	$10,840

At December 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. Interest and penalties on unrecognized tax positions are recorded in income tax expense. Interest and penalties are included in the liability for uncertain tax positions, but are not included in the unrecognized tax benefits rollforward presented above. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business, we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company’s U.S. federal income tax returns are open and subject to audit for the 2018 tax return year forward, and in general, the Company’s state income tax returns are open and subject to audit from the 2018 tax return year forward, subject to individual state statutes of limitation. The Company has extended the statute of limitations on certain state income tax returns for the 2015, 2016 and 2017 years due to an ongoing audit. The Company’s Canadian subsidiary’s Canadian income tax returns are also subject to audit for the 2018 tax return year forward.

(18) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”), which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan have been made pursuant to the 2015 Plan. As of December 31, 2021, approximately 963,000 shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. LTIP grants in 2021 consisted of a combination of performance-based stock awards with a performance condition metric, performance-based stock awards with a market condition metric and time-vested restricted shares, and in 2020 consisted of a combination of performance-based stock awards and performance-based cash awards (both with a performance condition metric) and time vested restricted shares. LTIP grants from 2017 through 2019 consisted of a combination of performance-based stock awards and performance-based cash awards, and prior to 2017, nonqualified stock options were in the mix of award types. It is anticipated that LTIP awards will continue to be granted annually. Performance-based stock and cash awards are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. Performance-based stock awards with a market condition metric are contingent on the total shareholder return performance over a three-year period relative to the KBW Regional Bank Index. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair value of restricted share and performance-based stock awards with a performance metric is determined based on the average of the high and low trading prices on the grant date. The fair value of performance stock awards with a market condition metric is estimated using a Monte Carlo simulation model and the fair value of stock options is estimated using a Black-Scholes option-pricing model. The Monte Carlo simulation model and the Black-Scholes option-pricing model require the input of highly subjective assumptions and are sensitive to changes in the award’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate of such awards on the grant date. No options have been granted since 2016.

Stock-based compensation is recognized based on the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards with a performance metric, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in estimate in the current period.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $16.2 million, $(4.9) million and $11.3 million and the related tax benefits (expense) were $3.7 million, $(914,000) and $2.6 million in 2021, 2020 and 2019, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2019	795,014	$42.25
Granted	—	—
Options outstanding in acquired plans	106,748	38.83
Exercised	(146,430)	38.84
Forfeited or canceled	—	—
Outstanding at December 31, 2019	755,332	$42.43	2.8	$21,503
Exercisable at December 31, 2019	735,396	$42.42	2.7	$20,947
Outstanding at January 1, 2020	755,332	$42.43
Granted	—	—
Exercised	(229,061)	42.29
Forfeited or canceled	(5,608)	44.34
Outstanding at December 31, 2020	520,663	$42.47	1.9	$9,694
Exercisable at December 31,2020	512,762	$42.46	1.8	$9,555
Outstanding at January 1, 2021	520,663	$42.47
Granted	—	—
Exercised	(326,626)	42.97
Forfeited or canceled	(590)	46.86
Outstanding at December 31, 2021	193,447	$41.62	1.4	$9,518
Exercisable at December 31, 2021	191,898	$41.57	1.3	$9,451
Vested or expected to vest at December 31, 2021	193,447	$41.62	1.4	$9,518
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

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019, was $11.7 million, $4.1 million and $4.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.1 million, $1.1 million and $1.3 million for 2021, 2020 and 2019, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2021, 2020 and 2019 was $14.0 million, $9.7 million and $5.7 million, respectively.

A summary of the Plans’ restricted share activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021		2020		2019
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	234,794	$59.02	144,328	$60.37	143,263	$60.80
Granted	276,311	63.96	117,571	60.85	24,285	68.58
Vested and issued	(19,673)	68.92	(20,441)	74.42	(21,529)	70.99
Forfeited or canceled	(14,619)	63.66	(6,664)	73.54	(1,691)	79.50
Outstanding at end of year	476,813	$61.33	234,794	$59.02	144,328	$60.37
Vested, but not issuable at end of year	95,465	$52.52	93,969	$52.11	92,183	$52.24

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021		2020		2019
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	482,608	$71.15	465,515	$74.37	396,855	$67.71
Granted	208,851	58.99	170,032	63.61	175,823	71.56
Added by performance factor at vesting	—	—	48,831	72.59	33,950	40.99
Vested and issued	—	—	(180,789)	72.59	(128,238)	41.00
Forfeited or canceled	(134,204)	86.30	(20,981)	72.46	(12,875)	75.08
Outstanding at end of year	557,255	$62.94	482,608	$71.15	465,515	$74.37
Vested, but deferred at year end	35,160	$43.69	34,609	$43.14	33,828	$43.01

At December 31, 2021, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount was approximately 818,000 shares.

The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock is based on the fair value of the shares on the issue date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock in 2021 was $40,000 more than the expected tax benefit for those shares; in 2020 the actual tax benefit was $848,000 less than the expected tax benefit for those shares and in 2019 the actual tax benefit was $870,000 more than the expected tax benefit for those shares. These differences in actual and expected tax benefits were recorded to income tax expense.

As of December 31, 2021, there was $26.1 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $1.5 million, $14.7 million and $9.8 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company had no expense related to the CIRP in 2021, 2020 and 2019, and no awards were paid in those years. There were no outstanding awards under this plan at December 31, 2021.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Eligible participants that have contributed to the 401(k) Plans are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $15.6 million in 2021, $13.8 million in 2020, and $12.3 million in 2019.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1, 2015, the purchase price of the shares of common stock is equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. During 2021, 2020 and 2019, 44,021, 75,763 and 43,386, shares of common stock, respectively, were purchased by participants and no compensation expense was recorded. The Company plans to continue to offer common stock through this ESPP on an ongoing basis and, in 2021, increased the shares authorized under the ESPP by 200,000 shares. At December 31, 2021, the Company had an obligation to issue 9,757 shares of common stock to participants and had 252,893 shares available for future grants under the ESPP.

As a result of the Company’s acquisition of HPK Financial Corporation (“HPK”) in December 2012, the Company assumed the obligations of a noncontributory pension plan. The HPK Plan was frozen as of December 31, 2006, with no additional credit earned for service or compensation paid after that date. Similarly, in connection with the Company’s acquisition of Diamond Bancorp, Inc. (“Diamond”) in October 2013, the Company assumed the obligation of Diamond’s pension plan. The Diamond Plan was frozen as of December 31, 2004, and only service and compensation prior to this date is considered in determining benefits. In 2019, both of these plans were terminated and participant account balances were distributed. The Company recorded no expense related to these plans in 2021 and 2020, and $487,000 of expense in 2019.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2020, an additional 200,000 shares were authorized under the DDFS Plan. During 2021, 2020 and 2019, a total of 23,909 shares, 19,928 shares and 18,577 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2021, the Company has an obligation to issue 341,632 shares of common stock to directors and has 152,070 shares available for future grants under the DDFS Plan.

(19) Regulatory Matters

Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2021, 2020 and 2019, cash dividends totaling $145.0 million, $253.0 million and $139.0 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of December 31, 2021, the banks had approximately $431.9 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. In March 2020, the FRB adopted a rule to amend its reserve regulation which included lowering the reserve requirement to zero percent. As a result, at December 31, 2021 and 2020, there was no reserve balance required to be maintained at the FRB.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 leverage capital (as defined) to average quarterly assets (as defined). The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.50% must be in the form of Common Equity Tier 1 capital and 6.0% must be in the form of Tier 1 capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 capital to average total assets of 4.0%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

As reflected in the following table, the Company met all minimum capital requirements at December 31, 2021 and 2020:

	2021	2020
Total capital to risk weighted assets	11.6%	12.6%
Tier 1 capital to risk weighted assets	9.6	10.0
Common Equity Tier 1 capital to risk weighted assets	8.6	8.8
Tier 1 Leverage Ratio	8.0	8.1

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2021, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk weighted assets and Tier 1 leverage ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2021 and 2020 are presented in the following table:

	December 31, 2021				December 31, 2020
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$614,942	11.1%	$552,325	10.0%	$525,202	12.0%	$436,884	10.0%
Hinsdale Bank	370,363	11.3	327,716	10.0	347,559	12.7	274,208	10.0
Wintrust Bank	905,629	11.2	810,711	10.0	808,451	11.6	697,039	10.0
Libertyville Bank	203,893	11.4	179,719	10.0	184,387	11.4	161,448	10.0
Barrington Bank	362,019	11.6	313,373	10.0	372,944	11.8	316,946	10.0
Crystal Lake Bank	139,059	11.4	121,722	10.0	127,621	11.4	111,594	10.0
Northbrook Bank	338,912	11.2	303,915	10.0	300,427	11.7	257,849	10.0
Schaumburg Bank	148,108	11.0	134,208	10.0	128,475	11.3	113,610	10.0
Village Bank	219,017	11.0	198,923	10.0	192,387	11.9	161,866	10.0
Beverly Bank	189,349	11.4	166,645	10.0	184,270	12.1	152,521	10.0
Town Bank	273,185	11.3	241,598	10.0	252,271	11.8	213,661	10.0
Wheaton Bank	245,045	11.4	215,507	10.0	213,784	11.4	186,919	10.0
State Bank of the Lakes	145,438	11.3	129,304	10.0	131,068	11.6	113,363	10.0
Old Plank Trail Bank	190,402	11.5	165,493	10.0	177,047	12.0	147,607	10.0
St. Charles Bank	183,726	11.4	161,563	10.0	165,876	12.0	138,774	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$586,701	10.6%	$441,860	8.0%	$494,957	11.3%	$349,507	8.0%
Hinsdale Bank	352,916	10.8	262,173	8.0	323,207	11.8	219,366	8.0
Wintrust Bank	844,613	10.4	648,569	8.0	728,787	10.5	557,631	8.0
Libertyville Bank	191,716	10.7	143,775	8.0	169,328	10.5	129,158	8.0
Barrington Bank	353,629	11.3	250,698	8.0	362,326	11.4	253,556	8.0
Crystal Lake Bank	131,730	10.8	97,378	8.0	118,085	10.6	89,275	8.0
Northbrook Bank	320,243	10.5	243,132	8.0	280,852	10.9	206,279	8.0
Schaumburg Bank	141,228	10.5	107,367	8.0	119,335	10.5	90,888	8.0
Village Bank	206,828	10.4	159,138	8.0	176,868	10.9	129,493	8.0
Beverly Bank	179,487	10.8	133,316	8.0	173,168	11.4	122,017	8.0
Town Bank	262,859	10.9	193,278	8.0	236,926	11.1	170,929	8.0
Wheaton Bank	234,218	10.9	172,405	8.0	199,134	10.7	149,535	8.0
State Bank of the Lakes	138,266	10.7	103,443	8.0	122,183	10.8	90,690	8.0
Old Plank Trail Bank	177,956	10.8	132,394	8.0	155,975	10.9	118,085	8.0
St. Charles Bank	174,516	10.8	129,250	8.0	153,704	11.1	111,019	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$586,701	10.6%	$359,011	6.5%	$494,957	11.3%	$283,975	6.5%
Hinsdale Bank	352,916	10.8	213,015	6.5	323,207	11.8	178,235	6.5
Wintrust Bank	844,613	10.4	526,962	6.5	728,787	10.5	453,075	6.5
Libertyville Bank	191,716	10.7	116,817	6.5	169,328	10.5	104,941	6.5
Barrington Bank	353,629	11.3	203,692	6.5	362,326	11.4	206,015	6.5
Crystal Lake Bank	131,730	10.8	79,119	6.5	118,085	10.6	72,536	6.5
Northbrook Bank	320,243	10.5	197,545	6.5	280,852	10.9	167,602	6.5
Schaumburg Bank	141,228	10.5	87,235	6.5	119,335	10.5	73,846	6.5
Village Bank	206,828	10.4	129,300	6.5	176,868	10.9	105,213	6.5
Beverly Bank	179,487	10.8	108,319	6.5	173,168	11.4	99,139	6.5
Town Bank	262,859	10.9	157,039	6.5	236,926	11.1	138,880	6.5
Wheaton Bank	234,218	10.9	140,079	6.5	199,134	10.7	121,497	6.5
State Bank of the Lakes	138,266	10.7	84,048	6.5	122,183	10.8	73,686	6.5
Old Plank Trail Bank	177,956	10.8	107,571	6.5	155,975	10.9	95,944	6.5
St. Charles Bank	174,516	10.8	105,016	6.5	153,704	11.1	90,203	6.5

	December 31, 2021				December 31, 2020
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$586,701	8.3%	$353,846	5.0%	$494,957	8.8%	$281,365	5.0%
Hinsdale Bank	352,916	8.8	200,228	5.0	323,207	8.5	190,608	5.0
Wintrust Bank	844,613	9.2	461,082	5.0	728,787	8.8	412,878	5.0
Libertyville Bank	191,716	8.5	112,448	5.0	169,328	8.5	99,846	5.0
Barrington Bank	353,629	10.9	162,392	5.0	362,326	11.5	158,153	5.0
Crystal Lake Bank	131,730	9.7	67,711	5.0	118,085	9.0	65,329	5.0
Northbrook Bank	320,243	8.5	188,424	5.0	280,852	8.5	164,599	5.0
Schaumburg Bank	141,228	9.0	78,938	5.0	119,335	8.4	70,740	5.0
Village Bank	206,828	9.2	111,885	5.0	176,868	8.3	106,021	5.0
Beverly Bank	179,487	9.9	90,265	5.0	173,168	10.1	86,022	5.0
Town Bank	262,859	7.9	166,487	5.0	236,926	8.1	145,977	5.0
Wheaton Bank	234,218	8.1	144,949	5.0	199,134	7.7	128,592	5.0
State Bank of the Lakes	138,266	8.5	81,475	5.0	122,183	8.2	74,986	5.0
Old Plank Trail Bank	177,956	8.2	108,332	5.0	155,975	8.2	98,610	5.0
St. Charles Bank	174,516	9.1	95,638	5.0	153,704	8.8	87,849	5.0

Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2021, these business units met their minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $7.8 billion and $6.4 billion as of December 31, 2021 and 2020, respectively, and unused home equity lines totaled $749.4 million and $756.2 million as of December 31, 2021 and 2020, respectively. Standby and commercial letters of credit totaled $351.1 million at December 31, 2021 and $348.2 million at December 31, 2020.

In addition, at December 31, 2021 and 2020, the Company had approximately $590.0 million and $1.7 billion, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $952.3 million at December 31, 2021 and $2.3 billion at December 31, 2020. See Note 21, “Derivative Financial Instruments,” for further discussion on derivative instruments.

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

The Company sold approximately $7.4 billion of mortgage loans in 2021 and $7.6 billion in 2020. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was approximately $675,000 and $779,000 at December 31, 2021 and 2020, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $219,000 in 2021 as compared to $187,000 in 2020. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.

The Company has unfunded commitments to investment partnerships that qualify for CRA purposes totaling $40.3 million as of December 31, 2021. Of these commitments, $7.1 million related to legally-binding unfunded commitments for tax-credit investments and was included within other liabilities on the Consolidated Statements of Condition.

The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of Wintrust Investments for losses that it may sustain from the customer accounts introduced by Wintrust Investments. As of December 31, 2021, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $22.5 million. Wintrust Investments seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

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

Northbrook Bank Matter

On October 17, 2018, two individual plaintiffs filed suit in the Circuit Court of Cook County, Illinois against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen. Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which the court granted on March 5, 2019. On April 3, 2019, the plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank again moved to dismiss. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs filed a second amended complaint on August 12, 2019. Northbrook moved to dismiss the second amended complaint. On November 6, 2019, the court dismissed the complaint with prejudice. Plaintiffs filed an appeal on December 2, 2019. After this appeal was fully briefed, on September 4, 2020, the Appellate Court for the First District of Illinois remanded the case back to the trial court for lack of appellate jurisdiction. The Appellate Court determined it did not have jurisdiction to hear the appeal because the trial court did not dismiss the suit against defendant Moumen and plaintiffs did not obtain the trial court's consent for immediate appeal of the dismissal order against Northbrook Bank. On October 29, 2020, the plaintiffs cured the jurisdictional issue identified by the Appellate Court by dismissing defendant Moumen. Plaintiffs filed their renewed appeal on November 4, 2020. This matter was fully briefed and on July 30, 2021, the Appellate Court issued an opinion affirming the trial court’s dismissal of the complaint with prejudice. On August 30, 2021, Plaintiffs filed a petition seeking permission to appeal to the Illinois Supreme Court. Northbrook Bank filed its response to plaintiffs’ petition on September 23, 2021. On November 24, 2021, the Illinois Supreme Court denied plaintiffs’ petition, thereby ending the dispute.

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

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2021 and December 31, 2020:

	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$47,309	$8,182	$10,401	$39,715
Interest rate derivatives designated as Fair Value Hedges	1,474	—	5,841	14,520
Total derivatives designated as hedging instruments under ASC 815	$48,783	$8,182	$16,242	$54,235

Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$103,710	$221,205	$103,665	$221,608
Interest rate lock commitments	10,560	48,925	885	—
Forward commitments to sell mortgage loans	1,625	—	1,878	12,510
Foreign exchange contracts	330	111	330	112
Total derivatives not designated as hedging instruments under ASC 815	$116,225	$270,241	$106,758	$234,230
Total Derivatives	$165,008	$278,423	$123,000	$288,465

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

As of December 31, 2021, the Company had 22 interest rate swap derivatives designated as cash flow hedges of variable rate deposits and one interest rate collar derivative designated as a cash flow hedge of the Company’s variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of December 31, 2021:

(Dollars in thousands)	December 31, 2021
Maturity Date	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swaps:
March 2022	$500,000	$21
May 2022	370,000	(2,400)
June 2022	160,000	(1,282)
July 2022	230,000	(1,944)
August 2022	235,000	(2,384)
March 2023	250,000	945
April 2024	250,000	3,187
July 2027 (1)	1,000,000	43,156
Interest Rate Collars:
September 2023	80,357	(2,391)
Total Cash Flow Hedges	$3,075,357	$36,908
(1)Interest rate swaps effective starting in July 2022.

In 2018, the Company terminated five interest rate swap derivatives designated as cash flow hedges of variable rate deposits with a total notional value of $650.0 million. As the hedged forecasted transactions (interest payments on variable rate deposits) still occurred over the remaining term of the terminated derivatives, any prior changes in the fair value of these cash flow hedges continued to be included within accumulated other comprehensive income or loss and reclassified to interest expense as interest payments continue to be made. The remaining term of these terminated derivatives ended in 2020. Therefore, no reclassification of these terminated derivatives from accumulated other comprehensive income or loss to interest expense occurred in 2021. In 2020 and 2019, the Company reclassified approximately $1.4 million and $4.7 million, respectively, from accumulated other comprehensive income or loss to interest expense related to these terminated interest rate swap derivatives.

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Unrealized loss at beginning of period	$(31,533)	$(17,943)
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	26,883	18,471
Amount of gain (loss) recognized in other comprehensive income	41,558	(32,061)
Unrealized gain (loss) at end of period	$36,908	$(31,533)

As of December 31, 2021, the Company estimated that during the next 12 months, $11.3 million will be reclassified from accumulated other comprehensive income or loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2021, the Company has 14 interest rate swaps with an aggregate notional amount of $212.5 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of December 31, 2021:

		December 31, 2021
(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$142,213	$4,316	$(132)
	Available-for-sale debt securities	1,150	68	—

The following table presents the gain or loss recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2021
Interest rate swaps	Interest and fees on loans	$50
	Interest income - investment securities	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most notably the LIBOR index. As of December 31, 2021, the Company held interest rate caps with an aggregate notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2021, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $9.2 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from January 2022 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2021, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $1.0 billion and interest rate lock commitments with an aggregate notional amount of approximately $439.5 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of December 31, 2021, the Company held foreign currency derivatives with an aggregate notional amount of approximately $15.3 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2021 or December 31, 2020.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options or swaps outstanding as of December 31, 2021 or December 31, 2020.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2021	2020
Interest rate swaps and caps	Trading gains (losses), net	$139	$(1,107)
Mortgage banking derivatives	Mortgage banking revenue	(42,652)	50,183
Covered call options	Fees from covered call options	3,673	2,292
Foreign exchange contracts	Trading gains (losses), net	(10)	(13)
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	—	4,749

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2021, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $58.8 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Gross Amounts Recognized	$152,493	$229,387	$119,907	$275,843
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$152,493	$229,387	$119,907	$275,843
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(52,832)	$(8,647)	$(52,832)	$(8,647)
Collateral Posted	(3,530)	—	(55,201)	(266,832)
Net Credit Exposure	$96,131	$220,740	$11,874	$364

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

At December 31, 2021, the Company classified $105.7 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. At the year ended 2021, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2021 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At December 31, 2021, the Company classified $15.9 million of loans held-for-investment as Level 3. The discount rate used as an input to value these loans at December 31, 2021 was 3.00%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate includes assumptions of prepayment speeds and credit losses. The Company included a prepayment speed assumption of 11.64% at December 31, 2021. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.57% with credit discounts ranging from 0% to 3% at December 31, 2021.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At December 31, 2021, the Company classified $147.6 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at December 31, 2021 was 9.80% with discount rates applied ranging from 6% to 19%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0% to 83% or a weighted average prepayment speed of 11.64%. Further, for current and delinquent loans, the Company assumed the weighted average cost of servicing of $75 and $312, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 6, “Mortgage Servicing Rights (“MSRs”),” for further discussion of MSRs.

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

At December 31, 2021, the Company classified $10.6 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at December 31, 2021 was 85.78% with pull-through rates applied ranging from 26% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2021
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	52,507	—	52,507	—
Municipal	165,594	—	59,907	105,687
Corporate notes	95,704	—	95,704	—
Mortgage-backed	2,013,988	—	2,013,988	—
Trading account securities	1,061	—	1,061	—
Equity securities with readily determinable fair value	90,511	82,445	8,066	—
Mortgage loans held-for-sale	817,912	—	817,912	—
Loans held-for-investment	38,598	—	22,707	15,891
MSRs	147,571	—	—	147,571
Nonqualified deferred compensations assets	16,240	—	16,240	—
Derivative assets	165,008	—	154,448	10,560
Total	$3,604,694	$82,445	$3,242,540	$279,709
Derivative liabilities	$123,000	$—	$123,000	$—

	December 31, 2020
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$304,971	$304,971	$—	$—
U.S. Government agencies	84,513	—	82,547	1,966
Municipal	146,910	—	37,034	109,876
Corporate notes	91,405	—	91,405	—
Mortgage-backed	2,428,040	—	2,428,040	—
Trading account securities	671	—	671	—
Equity securities with readily determinable fair value	90,862	82,796	8,066	—
Mortgage loans held-for-sale	1,272,090	—	1,272,090	—
Loans held-for-investment	55,134	—	44,854	10,280
MSRs	92,081	—	—	92,081
Nonqualified deferred compensations assets	15,398	—	15,398	—
Derivative assets	278,423	—	230,332	48,091
Total	$4,860,498	$387,767	$4,210,437	$262,294
Derivative liabilities	$288,465	$—	$288,465	$—

The aggregate remaining contractual principal balance outstanding as of December 31, 2021 and 2020 for mortgage loans held- for-sale measured at fair value under ASC 825 was $801.6 million and $1.2 billion, respectively, while the aggregate fair value of mortgage loans held-for-sale was $817.9 million and $1.3 billion, respectively, as shown in the above tables. There were $125.5 million of loans past due greater than 90 days and still accruing interest in the mortgage loans held-for-sale portfolio as of December 31, 2021 and $134.1 million of loans as of December 31, 2020. All of the loans past due greater than 90 days and still accruing as of December 31, 2021 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2021 and 2020 are summarized as follows:

		U.S. Government Agencies	Loans held-for-investment	MSRs	Derivative assets
(Dollars in thousands)	Municipal
Balance at January 1, 2021	$109,876	$1,966	$10,280	$92,081	$48,091
Total net gains (losses) included in:
Net income (1)	—	(4)	(293)	55,490	(37,531)
Other comprehensive income	(4,830)	(24)	—	—	—
Purchases	38,727	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(38,086)	(1,938)	(4,653)	—	—
Net transfers into/(out of) Level 3	—	—	10,557	—	—
Balance at December 31, 2021	$105,687	$—	$15,891	$147,571	$10,560

(Dollars in thousands)	Municipal	U.S. Government Agencies	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2020	$111,950	$2,646	$9,620	$85,638	$2,631
Total net gains (losses) included in:
Net income (1)	—	—	184	6,443	45,460
Other comprehensive income	(1,302)	(50)	—	—	—
Purchases	39,365	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(40,137)	(630)	(21,025)	—	—
Net transfers into/(out of) Level 3	—	—	21,501	—	—
Balance at December 31, 2020	$109,876	$1,966	$10,280	$92,081	$48,091
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as a component of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2021.

	December 31, 2021				Year Ended December 31, 2021 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$63,415	$—	$—	$63,415	$26,341
Other real estate owned (1)	4,271	—	—	4,271	1,197
Total	$67,686	$—	$—	$67,686	$27,538
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 5 – Allowance for Credit Losses. At December 31, 2021, the Company had $93.3 million of individually assessed loans classified as Level 3. Of the $93.3 million of individually assessed loans, $63.4 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $29.9 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At December 31, 2021, the Company had $4.3 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2021 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$105,687	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Loans held-for-investment	15,891	Discounted cash flows	Discount rate	3.00%	3.00%	Decrease
			Credit discount	0%-3%	0.57%	Decrease
			Constant prepayment rate (CPR)	11.64%	11.64%	Decrease
MSRs	147,571	Discounted cash flows	Discount rate	6%-19%	9.80%	Decrease
			Constant prepayment rate (CPR)	0%-83%	11.64%	Decrease
			Cost of servicing	$70-$200	$75	Decrease
			Cost of servicing - delinquent	$200-1,000	$312	Decrease
Derivatives	10,560	Discounted cash flows	Pull-through rate	26%-100%	85.78%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	63,415	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	4,271	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$411,205	$411,205	$322,474	$322,474
Securities sold under agreements to repurchase with original maturities exceeding three months	700,000	700,000	—	—
Interest-bearing deposits with banks	5,372,603	5,372,603	4,802,527	4,802,527
Available-for-sale securities	2,327,793	2,327,793	3,055,839	3,055,839
Held-to-maturity securities	2,942,285	2,900,694	579,138	593,767
Trading account securities	1,061	1,061	671	671
Equity securities with readily determinable fair value	90,511	90,511	90,862	90,862
FHLB and FRB stock, at cost	135,378	135,378	135,588	135,588
Brokerage customer receivables	26,068	26,068	17,436	17,436
Mortgage loans held-for-sale, at fair value	817,912	817,912	1,272,090	1,272,090
Loans held-for-investment, at fair value	38,598	38,598	55,134	55,134
Loans held-for-investment, at amortized cost	34,750,506	35,297,878	32,023,939	31,871,683
Nonqualified deferred compensation assets	16,240	16,240	15,398	15,398
Derivative assets	165,008	165,008	278,423	278,423
Accrued interest receivable and other	268,921	268,921	272,339	272,339
Total financial assets	$48,064,089	$48,569,870	$42,921,858	$42,784,231
Financial Liabilities:
Non-maturity deposits	$38,126,796	$38,126,796	$32,116,023	$32,116,023
Deposits with stated maturities	3,968,789	3,965,372	4,976,628	4,969,849
FHLB advances	1,241,071	1,186,280	1,228,429	1,172,315
Other borrowings	494,136	494,670	518,928	518,928
Subordinated notes	436,938	472,684	436,506	473,093
Junior subordinated debentures	253,566	212,226	253,566	204,713
Derivative liabilities	123,000	123,000	288,465	288,465
Accrued interest payable	9,304	9,304	15,645	15,645
Total financial liabilities	$44,653,600	$44,590,332	$39,834,190	$39,759,031

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

(23) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2021 and 2020 is as follows:

	2021	2020
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	58,891,780	58,473,252
Shares outstanding	57,054,091	56,769,625
Cash dividend per share	$1.24	$1.12
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	5,011,500	5,011,500
Shares outstanding	5,011,500	5,011,500

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

Series E Preferred Stock

In May 2020, the Company issued 11,500 shares of fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a $287.5 million public offering of 11,500,000 depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock. When, as and if declared, dividends on the Series E Preferred Stock are payable quarterly in arrears at a fixed rate of 6.875% per annum from October 15, 2020 to, but excluding, July 15, 2025, and from (and including) July 15, 2025 at a floating rate equal to the Five-Year Treasury Rate (as defined in the certificate of designations for the Series E Preferred Stock) plus 6.507%.

Other

At the January 2022 Board of Directors meeting, a quarterly cash dividend of $0.34 per share of common stock ($1.36 on an annualized basis) was declared. It was paid on February 24, 2022 to shareholders of record as of February 10, 2022.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$70,737	$(23,090)	$(32,265)	$15,382
Other comprehensive income (loss) during the period, net of tax, before reclassification	(61,047)	30,482	522	(30,043)
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(789)	19,719	—	18,930
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(177)	—	—	(177)
Net other comprehensive income (loss) during the period, net of tax	$(62,013)	$50,201	$522	$(11,290)
Balance at December 31, 2021	$8,724	$27,111	$(31,743)	$4,092

Balance at January 1, 2020	$14,982	$(13,141)	$(36,519)	$(34,678)
Other comprehensive income (loss) during the period, net of tax, before reclassification	56,086	(23,497)	4,254	36,843
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(162)	13,548	—	13,386
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(169)	—	—	(169)
Net other comprehensive income (loss) during the period, net of tax	$55,755	$(9,949)	$4,254	$50,060
Balance at December 31, 2020	$70,737	$(23,090)	$(32,265)	$15,382

Balance at January 1, 2019	$(42,353)	$7,857	$(42,376)	$(76,872)
Other comprehensive income (loss) during the period, net of tax, before reclassification	58,341	(13,481)	5,857	50,717
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(658)	(7,517)	—	(8,175)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(348)	—	—	(348)
Net other comprehensive income (loss) during the period, net of tax	$57,335	$(20,998)	$5,857	$42,194
Balance at December 31, 2019	$14,982	$(13,141)	$(36,519)	$(34,678)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the Year Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	December 31,		Impacted Line on the Consolidated Statements of Income
	2021	2020
	(In thousands)
Accumulated unrealized gains on available-for-sale securities
Gains included in net income	$1,079	$221	Gains (losses) on investment securities, net
	1,079	221	Income before taxes
Tax effect	(290)	(59)	Income tax expense
Net of tax	$789	$162	Net income

Accumulated unrealized gains (losses) on derivative instruments
Amount reclassified to interest expense on deposits	$19,640	$13,209	Interest on deposits
Amount reclassified to interest expense on other borrowings	2,560	2,187	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	4,683	3,075	Interest on junior subordinated debentures
	(26,883)	(18,471)	Income before taxes
Tax effect	7,164	4,923	Income tax expense
Net of tax	$(19,719)	$(13,548)	Net income

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

For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note 10, “Deposits,” for more information on these deposits. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment’s risk-weighted assets.

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

The following is a summary of certain operating information for reportable segments:

(Dollars in thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2021
Net interest income	$868,477	$197,958	$31,939	$1,098,374	$26,583	$1,124,957
Provision for credit losses	(60,309)	1,046	—	(59,263)	—	(59,263)
Non-interest income	422,698	95,822	128,951	647,471	(61,351)	586,120
Non-interest expense	912,296	143,526	111,490	1,167,312	(34,768)	1,132,544
Income tax expense	120,092	40,040	11,513	171,645	—	171,645
Net income	$319,096	$109,168	$37,887	$466,151	$—	$466,151
Total assets at end of year	$40,253,818	$8,382,722	$1,505,603	$50,142,143	$—	$50,142,143
2020
Net interest income	$808,443	$177,025	$30,612	$1,016,080	$23,827	$1,039,907
Provision for credit losses	206,774	7,446	—	214,220	—	214,220
Non-interest income	469,187	86,268	103,438	658,893	(54,704)	604,189
Non-interest expense	855,797	118,560	96,615	1,070,972	(30,877)	1,040,095
Income tax expense	51,439	36,956	8,396	96,791	—	96,791
Net income	$163,620	$100,331	$29,039	$292,990	$—	$292,990
Total assets at end of year	$36,769,640	$7,015,590	$1,295,538	$45,080,768	$—	$45,080,768
2019
Net interest income	$841,601	$161,720	$30,118	$1,033,439	$21,480	$1,054,919
Provision for credit losses	47,914	5,950	—	53,864	—	53,864
Non-interest income	274,652	79,467	100,121	454,240	(47,068)	407,172
Non-interest expense	747,202	111,377	95,135	953,714	(25,588)	928,126
Income tax expense	82,639	34,424	7,341	124,404	—	124,404
Net income	$238,498	$89,436	$27,763	$355,697	$—	$355,697
Total assets at end of year	$29,583,112	$5,916,835	$1,120,636	$36,620,583	$—	$36,620,583

(25) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Statements of Financial Condition

	December 31,
(In thousands)	2021	2020
Assets
Cash	$181,157	$322,607
Available-for-sale debt securities and equity securities with readily determinable fair value	17,089	15,250
Investment in and receivable from subsidiaries	4,966,720	4,464,747
Goodwill	8,371	8,371
Other assets	354,148	366,209
Total assets	$5,527,485	$5,177,184

Liabilities and Shareholders’ Equity
Other liabilities	$194,681	$204,299
Subordinated notes	436,938	436,506
Other borrowings	143,612	166,818
Junior subordinated debentures	253,566	253,566
Shareholders’ equity	4,498,688	4,115,995
Total liabilities and shareholders’ equity	$5,527,485	$5,177,184

Statements of Income

	Years Ended December 31,
(In thousands)	2021	2020	2019
Income
Dividends and other revenue from subsidiaries	$211,774	$317,839	$198,918
Investment securities gains (losses) and other income	2,763	(1,890)	3,044
Total income	$214,537	$315,949	$201,962
Expenses
Interest expense	$38,293	$39,581	$34,649
Salaries and employee benefits	109,142	75,179	72,925
Other expenses	139,816	113,886	116,132
Total expenses	$287,251	$228,646	$223,706
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$(72,714)	$87,303	$(21,744)
Income tax benefit	56,529	42,745	40,776
Income before equity in undistributed net income of subsidiaries	$(16,185)	$130,048	$19,032
Equity in undistributed net income of subsidiaries	482,336	162,942	336,665
Net income	$466,151	$292,990	$355,697

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2021	2020	2019
Operating Activities:
Net income	$466,151	$292,990	$355,697
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	—	—	(18)
Gains on investment securities, net	(1,794)	(192)	(1,900)
Depreciation and amortization	28,783	22,224	15,675
Deferred income tax (benefit) expense	(5,350)	11,336	8,342
Stock-based compensation expense	6,769	(2,813)	5,611
Decrease in other assets	6,598	4,838	4,940
Increase (decrease) in other liabilities	1,225	2,388	(13,181)
Equity in undistributed net income of subsidiaries	(482,336)	(162,942)	(336,665)
Net Cash Provided by Operating Activities	$20,046	$167,829	$38,501

Investing Activities:
Capital contributions to subsidiaries, net	$(27,000)	$(12,000)	$(22,500)
Net cash paid for acquisitions, net	—	—	(124,338)
Other investing activity, net	(22,877)	(40,127)	(51,495)
Net Cash Used for Investing Activities	$(49,877)	$(52,127)	$(198,333)

Financing Activities:
(Decrease) increase in subordinated notes, other borrowings and junior subordinated debentures, net	$(23,274)	$(2,690)	$273,886
Net proceeds from issuance of Series E Preferred Stock	—	277,613	—
Issuance of common shares resulting from exercise of stock options and employee stock purchase plan	19,824	15,059	10,667
Dividends paid	(98,629)	(85,890)	(65,110)
Common stock repurchases under authorized program	(9,540)	(92,055)	—
Common stock repurchases for tax withholdings related to stock-based compensation	—	(1,377)	(1,297)
Net Cash (Used for) Provided by Financing Activities	$(111,619)	$110,660	$218,146

Net (Decrease) Increase in Cash and Cash Equivalents	$(141,450)	$226,362	$58,314
Cash and Cash Equivalents at Beginning of Year	322,607	96,245	37,931
Cash and Cash Equivalents at End of Year	$181,157	$322,607	$96,245

(26) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2021, 2020 and 2019:

(In thousands, except per share data)		2021	2020	2019
Net income		$466,151	$292,990	$355,697
Less: Preferred stock dividends		27,964	21,377	8,200
Net income applicable to common shares	(A)	$438,187	$271,613	$347,497

Weighted average common shares outstanding	(B)	56,994	57,523	56,857
Effect of dilutive potential common shares:
Common stock equivalents		792	496	762
Weighted average common shares and effect of dilutive potential common shares	(C)	57,786	58,019	57,619
Net income per common share:
Basic	(A/B)	$7.69	$4.72	$6.11
Diluted	(A/C)	7.58	4.68	6.03

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2021, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2021, the Company's system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria. Ernst & Young LLP (PCAOB ID 42), the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
Founder and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wintrust Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 26, 2022 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

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

The following table summarizes information as of December 31, 2021, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	85,000	$—	—
WTFC 2007 Stock Incentive Plan	56,323	25.43	—
WTFC 2015 Stock Incentive Plan	1,068,127	5.49	963,175
WTFC Employee Stock Purchase Plan	—	—	262,650
WTFC Directors Deferred Fee and Stock Plan	—	—	493,702
	1,209,450	$6.03	1,719,527
Equity compensation plans not approved by security holders (1)
N/A	—	—	—
Total	1,209,450	$6.03	1,719,527
(1)Excludes 18,065 shares of the Company’s common stock issuable pursuant to the exercise of options granted under the plan of STC Bancshares Corporation. The weighted average exercise price of these options is $41.90. No additional awards will be made under this plan.

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Consolidated Statements of Condition as of December 31, 2021 and 2020
•Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
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

3.4	Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2022).

4.1
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021).

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

176

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

10.4	Third Amendment, dated as of September 14, 2021, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2021).

10.5	Fourth Amendment, dated as of December 23, 2021, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2021).

10.6	Receivables Purchase Agreement, dated as of December 16, 2014, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.7	First Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2015, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.8	Second Amending Agreement to the Receivables Purchase Agreement, dated September 9, 2016, by and among First Insurance Funding of Canada, Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.9	Third Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2017, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.10	Fourth Amending Agreement to the Receivables Purchase Agreement, dated June 29, 2018, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.11	Fifth Amending Agreement to the Receivables Purchase Agreement, dated as of February 15, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.12	Sixth Amending Agreement to the Receivables Purchase Agreement, dated as of May 27, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.13	Seventh Amending Agreement, date as of January 15, 2020 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.14	Eighth Amending Agreement to the Receivables Purchase Agreement, dated May 20, 2020, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.15	Ninth Amending Agreement to the Receivables Purchase Agreement, dated January 15, 2021, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.16	Performance Guarantee, made as of December 16, 2014, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.17	Performance Guarantee Confirmation, made as of December 15, 2017, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.18	Performance Guarantee Confirmation, made as of June 28, 2018, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.19	Performance Guarantee Confirmation, made as of February 15, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.20	Performance Guarantee Confirmation, made as of May 27, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.22	Performance Guarantee Confirmation, made as of January 15, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.23	Performance Guarantee Confirmation, made as of May 20, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.24	Performance Guarantee Confirmation, made as of January 15, 2021, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.25	Fee Letter, dated May 27, 2019, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.26	Fee Letter, dated January 15, 2020, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.27	Fee Letter, dated May 20, 2020, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.28	Fee Letter, dated January 15, 2021, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.29	Junior Subordinated Indenture, dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.30	Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.31	Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.32	Indenture, dated as of September 1, 2006, between the Company and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.33	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among the Company, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.34	Guarantee Agreement, dated as of September 1, 2006, between the Company, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.35	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Edward J. Wehmer, President and Chief Executive Officer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.36	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.37	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.38	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.39	Employment Agreement, dated August 11, 2008, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.40	First Amendment to Employment Agreement, dated November 30, 2010, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.41	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.42	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.43	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.44	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.45	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.46	Wintrust Financial Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).*

10.47	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.48	Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.49	Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.50	Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.51	Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.52	Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.53	Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.54	Form of Performance Award Agreement - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.55	Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.56	Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.57	Form of Performance Award Agreement - Cash Settled/Share Settled under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).*

10.58	Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.59	Form of Restricted Share Unit Award Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 the Company’s Quarterly Report on form 10-Q filed with the Securities and Exchange Commission on May 7, 2021).*

10.60	Form of Performance Award Agreement - Share Settled under the Company’s 2015 Stock Inventive Plan (incorporated by reference to Exhibit 10.4 the Company’s Quarterly Report on form 10-Q filed with the Securities and Exchange Commission on May 7, 2021).*

10.61	Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.62	Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).*

10.63	Second Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 8, 2021).*

10.64	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.65	Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.66	Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.67	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.68	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 25, 2022	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, Founder and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Chairman of the Board of Directors	February 25, 2022

/s/ EDWARD J. WEHMER Edward J. Wehmer	Founder, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022

/s/ ELIZABETH H. CONNELLY Elizabeth H. Connelly	Director	February 25, 2022

/s/ PETER D. CRIST Peter D. Crist	Director	February 25, 2022

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 25, 2022

/s/ WILLIAM J. DOYLE William J. Doyle	Director	February 25, 2022

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 25, 2022

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 25, 2022

/s/ DEBORAH L. HALL LEFEVRE Deborah L. Hall Lefevre	Director	February 25, 2022

/s/ SUZET M. MCKINNEY Suzet M. McKinney	Director	February 25, 2022

/s/ GARY D. “JOE” SWEENEY Gary D. “Joe” Sweeney	Director	February 25, 2022

/s/ KARIN GUSTAFSON TEGLIA Karin Gustafson Teglia	Director	February 25, 2022

/s/ ALEX E. WASHINGTON, III Alex E. Washington, III	Director	February 25, 2022

