Form 10-Q
period 2022-03-31
WINTRUST FINANCIAL CORP
filed 2022-05-06
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Common Stock — no par value, 57,267,865 shares, as of April 29, 2022

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2022	December 31, 2021	March 31, 2021
Assets
Cash and due from banks	$462,516	$411,150	$426,325
Federal funds sold and securities purchased under resale agreements	700,056	700,055	52
Interest-bearing deposits with banks	4,013,597	5,372,603	3,348,794
Available-for-sale securities, at fair value	2,998,898	2,327,793	2,430,749
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $159, $78 and $99 at March 31, 2022, December 31, 2021 and March 31, 2021, respectively ($3.1 billion, $2.9 billion and $2.1 billion fair value at March 31, 2022, December 31, 2021 and March 31, 2021, respectively)	3,435,729	2,942,285	2,166,419
Trading account securities	852	1,061	951
Equity securities with readily determinable fair value	92,689	90,511	90,338
Federal Home Loan Bank and Federal Reserve Bank stock	136,163	135,378	135,881
Brokerage customer receivables	22,888	26,068	19,056
Mortgage loans held-for-sale, at fair value	606,545	817,912	1,260,193
Loans, net of unearned income	35,280,547	34,789,104	33,171,233
Allowance for loan losses	(250,539)	(247,835)	(277,709)
Net loans	35,030,008	34,541,269	32,893,524
Premises, software and equipment, net	761,213	766,405	760,522
Lease investments, net	240,656	242,082	238,984
Accrued interest receivable and other assets	1,066,750	1,084,115	1,230,362
Goodwill	655,402	655,149	646,017
Other acquisition-related intangible assets	26,699	28,307	34,035
Total assets	$50,250,661	$50,142,143	$45,682,202

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$13,748,918	$14,179,980	$12,297,337
Interest-bearing	28,470,404	27,915,605	25,575,315
Total deposits	42,219,322	42,095,585	37,872,652
Federal Home Loan Bank advances	1,241,071	1,241,071	1,228,436
Other borrowings	482,516	494,136	516,877
Subordinated notes	437,033	436,938	436,595
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	437	—	995
Accrued interest payable and other liabilities	1,124,460	1,122,159	1,120,570
Total liabilities	45,758,405	45,643,455	41,429,691
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at March 31, 2022, December 31, 2021 and March 31, 2021	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at March 31, 2022, December 31, 2021 and March 31, 2021	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2022, December 31, 2021 and March 31, 2021; 59,090,903 shares issued at March 31, 2022, 58,891,780 shares issued at December 31, 2021 and 58,726,900 shares issued at March 31, 2021	59,091	58,892	58,727
Surplus	1,698,093	1,685,572	1,663,008
Treasury stock, at cost, 1,837,689 shares at March 31, 2022, 1,837,689 shares at December 31, 2021, and 1,703,627 shares at March 31, 2021	(109,903)	(109,903)	(100,363)
Retained earnings	2,548,474	2,447,535	2,208,535
Accumulated other comprehensive (loss) income	(115,999)	4,092	10,104
Total shareholders’ equity	4,492,256	4,498,688	4,252,511
Total liabilities and shareholders’ equity	$50,250,661	$50,142,143	$45,682,202
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31, 2022	March 31, 2021
Interest income
Interest and fees on loans	$285,698	$274,100
Mortgage loans held-for-sale	6,087	9,036
Interest-bearing deposits with banks	1,687	1,199
Federal funds sold and securities purchased under resale agreements	431	—
Investment securities	32,398	19,264
Trading account securities	5	2
Federal Home Loan Bank and Federal Reserve Bank stock	1,772	1,745
Brokerage customer receivables	174	123
Total interest income	328,252	305,469
Interest expense
Interest on deposits	14,854	27,944
Interest on Federal Home Loan Bank advances	4,816	4,840
Interest on other borrowings	2,239	2,609
Interest on subordinated notes	5,482	5,477
Interest on junior subordinated debentures	1,567	2,704
Total interest expense	28,958	43,574
Net interest income	299,294	261,895
Provision for credit losses	4,106	(45,347)
Net interest income after provision for credit losses	295,188	307,242
Non-interest income
Wealth management	31,394	29,309
Mortgage banking	77,231	113,494
Service charges on deposit accounts	15,283	12,036
(Losses) gains on investment securities, net	(2,782)	1,154
Fees from covered call options	3,742	—
Trading gains, net	3,889	419
Operating lease income, net	15,475	14,440
Other	18,558	15,654
Total non-interest income	162,790	186,506
Non-interest expense
Salaries and employee benefits	172,355	180,809
Software and equipment	22,810	20,912
Operating lease equipment depreciation	9,708	10,771
Occupancy, net	17,824	19,996
Data processing	7,505	6,048
Advertising and marketing	11,924	8,546
Professional fees	8,401	7,587
Amortization of other acquisition-related intangible assets	1,609	2,007
FDIC insurance	7,729	6,558
Other real estate owned expense, net	(1,032)	(251)
Other	25,465	23,906
Total non-interest expense	284,298	286,889
Income before taxes	173,680	206,859
Income tax expense	46,289	53,711
Net income	$127,391	$153,148
Preferred stock dividends	6,991	6,991
Net income applicable to common shares	$120,400	$146,157
Net income per common share—Basic	$2.11	$2.57
Net income per common share—Diluted	$2.07	$2.54
Cash dividends declared per common share	$0.34	$0.31
Weighted average common shares outstanding	57,196	56,904
Dilutive potential common shares	862	681
Average common shares and dilutive common shares	58,058	57,585
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Net income	$127,391	$153,148
Unrealized losses on available-for-sale securities
Before tax	(206,017)	(60,726)
Tax effect	54,903	16,207
Net of tax	(151,114)	(44,519)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	250	210
Tax effect	(67)	(56)
Net of tax	183	154
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	42	57
Tax effect	(11)	(15)
Net of tax	31	42
Net unrealized losses on available-for-sale securities	(151,328)	(44,715)
Unrealized gains on derivative instruments
Before tax	39,481	50,792
Tax effect	(10,532)	(13,535)
Net unrealized gains on derivative instruments	28,949	37,257
Foreign currency adjustment
Before tax	2,842	2,734
Tax effect	(554)	(554)
Net foreign currency adjustment	2,288	2,180
Total other comprehensive loss	(120,091)	(5,278)
Comprehensive income	$7,300	$147,870
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at January 1, 2021	$412,500	$58,473	$1,649,990	$(100,363)	$2,080,013	$15,382	$4,115,995
Net income	—	—	—	—	153,148	—	153,148
Other comprehensive loss, net of tax	—	—	—	—	—	(5,278)	(5,278)
Cash dividends declared on common stock, $0.31 per share	—	—	—	—	(17,635)	—	(17,635)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	2,862	—	—	—	2,862
Common stock issued for:
Exercise of stock options and warrants	—	209	8,752	—	—	—	8,961
Restricted stock awards	—	7	(7)	—	—	—	—
Employee stock purchase plan	—	14	801	—	—	—	815
Director compensation plan	—	24	610	—	—	—	634
Balance at March 31, 2021	$412,500	$58,727	$1,663,008	$(100,363)	$2,208,535	$10,104	$4,252,511

Balance at January 1, 2022	$412,500	$58,892	$1,685,572	$(109,903)	$2,447,535	$4,092	$4,498,688
Net income	—	—	—	—	127,391	—	127,391
Other comprehensive loss, net of tax	—	—	—	—	—	(120,091)	(120,091)
Cash dividends declared on common stock, $0.34 per share	—	—	—	—	(19,461)	—	(19,461)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	7,891	—	—	—	7,891
Common stock issued for:
Exercise of stock options and warrants	—	79	3,279	—	—	—	3,358
Restricted stock awards	—	52	(52)	—	—	—	—
Employee stock purchase plan	—	10	832	—	—	—	842
Director compensation plan	—	58	571	—	—	—	629
Balance at March 31, 2022	$412,500	$59,091	$1,698,093	$(109,903)	$2,548,474	$(115,999)	$4,492,256

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Operating Activities:
Net income	$127,391	$153,148
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	4,106	(45,347)
Depreciation, amortization and accretion, net	24,526	25,561
Stock-based compensation expense	7,891	2,862
Amortization of premium on securities, net	893	2,000
Accretion of discount and deferred fees on loans, net	(7,540)	(21,335)
Mortgage servicing rights fair value changes, net	(37,349)	(7,877)
Non-designated derivatives fair value changes, net	(4,046)	(723)
Originations and purchases of mortgage loans held-for-sale	(887,393)	(2,221,967)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. Government Agencies, net of subsequent paydowns or payoffs	(4,065)	(24,362)
Proceeds from sales of mortgage loans held-for-sale	1,085,471	2,336,246
Bank owned life insurance (“BOLI”) income	(48)	(1,124)
Decrease (increase) in trading securities, net	209	(280)
Decrease (increase) in brokerage customer receivables, net	3,180	(1,620)
Gains on mortgage loans sold	(20,690)	(85,200)
Losses (gains) on investment securities, net	2,782	(1,154)
(Gains) losses on sales of premises and equipment, net	(9)	29
Gains on sales and fair value adjustments of other real estate owned, net	(1,038)	(604)
Decrease in accrued interest receivable and other assets, net	110,691	109,554
Increase (decrease) in accrued interest payable and other liabilities, net	53,062	(1,026)
Net Cash Provided by Operating Activities	458,024	216,781
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	119,041	595,248
Proceeds from maturities and calls of held-to-maturity securities	66,966	106,535
Proceeds from sales of available-for-sale securities	—	—
Proceeds from sales of equity securities with readily determinable fair value	18,753	1,509
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	250	386
Purchases of available-for-sale securities	(996,293)	(31,524)
Purchases of held-to-maturity securities	(560,903)	(1,894,837)
Purchases of equity securities with readily determinable fair value	(23,255)	—
Purchases of equity securities without readily determinable fair value	(1,010)	(2,360)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(785)	(293)
Distributions from investments in partnerships, net	124	60
Proceeds from sales of other real estate owned	2,497	2,162
Decrease in interest-bearing deposits with banks, net	1,359,947	1,454,501
Increase in loans, net	(472,409)	(1,082,709)
Redemption of BOLI	960	—
Purchases of premises and equipment, net	(7,722)	(4,388)
Net Cash Used for Investing Activities	(493,839)	(855,710)
Financing Activities:
Increase in deposit accounts, net	123,733	780,009
Decrease in other borrowings, net	(14,928)	(6,378)
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(16,583)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	4,829	10,410
Common stock repurchases under authorized program	—	—
Common stock repurchases for tax withholdings related to stock-based compensation	—	—
Dividends paid	(26,452)	(24,626)
Net Cash Provided by Financing Activities	87,182	742,832
Net Increase in Cash and Cash Equivalents	51,367	103,903
Cash and Cash Equivalents at Beginning of Period	411,205	322,474
Cash and Cash Equivalents at End of Period	$462,572	$426,377
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

The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”). The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company’s significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the 2021 Form 10-K.

(2) Recent Accounting Developments

Debt
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which includes provisions for reducing the number of accounting models used in accounting for convertible debt instruments and convertible preferred stock, amending derivatives and earnings-per-share (EPS) guidance and expanding disclosures for convertible debt instruments and EPS. The Company adopted ASU No. 2020-06 as of January 1, 2022. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Issuer’s Accounting for Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” which requires an issuer to account for any modification or exchange of the terms or conditions of a freestanding written call option classified as equity, such as warrants, that remains classified as equity as an exchange of the original instrument for a new instrument and provides a framework for measuring and recognizing the effect of the exchange as an adjustment to either equity or expense. The Company adopted ASU No. 2021-04 as of January 1, 2022 under a prospective approach. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Leases - Certain Leases with Variable Lease Payments

In July 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments” which amends lessor lease classification requirements to allow leases with variable lease payments that are not dependent on a reference index or rate to be classified and accounted for as an operating lease, provided the lease would have been classified as a sales-type or direct financing lease and the lessor would have otherwise recognized a day-one loss. The

Company adopted ASU No. 2021-05 as of January 1, 2022. As the Company has adopted ASC Topic 842, this guidance was applied retrospectively to leases that commenced or were modified after the adoption of ASC Topic 842 and prospectively to leases that will commence or be modified after January 1, 2022. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Fair Value Hedging - Portfolio Layer Method

In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method” which expands the current last-of-layer method by allowing multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein, and is to be applied under a prospective approach. Early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on the Company’s consolidated financial statements.
Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty, and requiring entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein, with early adoption permitted. If the Company elects to early adopt in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company may elect to early adopt the amendments related to TDRs separately from the amendments related to vintage disclosures. The amendments related to disclosures for loan modifications and the vintage disclosures should be applied under a prospective approach, while the guidance on TDRs should be applied using either a prospective or modified retrospective approach. The Company is currently evaluating the impact of the updated guidance on the Company’s consolidated financial statements.

(3) Business Combinations

On November 15, 2021, the Company completed its acquisition of certain assets from The Allstate Corporation (“Allstate”). Through this business combination, the Company acquired approximately $581.6 million of loans, net of allowance for credit losses measured on the acquisition date. The loan portfolio was comprised of approximately 1,800 loans to Allstate agents nationally. In addition to acquiring the loans, the Company became the national preferred provider of loans to Allstate agents. In connection with the loan acquisition, a team of Allstate agency lending specialists joined the Company to augment and expand Wintrust’s existing insurance agency finance business. As the transaction was determined to be a business combination, the Company recorded goodwill of approximately $9.3 million on the acquisition.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	March 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	50,000	366	(729)	49,637
Municipal	157,563	1,019	(3,093)	155,489
Corporate notes:
Financial issuers	86,994	1	(5,047)	81,948
Other	1,000	—	(9)	991
Mortgage-backed: (1)
Mortgage-backed securities	2,794,760	591	(177,899)	2,617,452
Collateralized mortgage obligations	103,424	1	(10,044)	93,381
Total available-for-sale securities	$3,193,741	$1,978	$(196,821)	$2,998,898
Held-to-maturity securities
U.S. Government agencies	$264,661	$35	$(27,673)	$237,023
Municipal	180,548	3,176	(1,693)	182,031
Mortgage-backed: (1)
Mortgage-backed securities	2,772,622	—	(253,254)	2,519,368
Collateralized mortgage obligations	174,273	—	(6,847)	167,426
Corporate notes	43,784	—	(3,205)	40,579
Total held-to-maturity securities	$3,435,888	$3,211	$(292,672)	$3,146,427
Less: Allowance for credit losses	(159)
Held-to-maturity securities, net of allowance for credit losses	$3,435,729
Equity securities with readily determinable fair value	$91,629	$5,259	$(4,199)	$92,689
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	50,158	2,349	—	52,507
Municipal	161,618	4,193	(217)	165,594
Corporate notes:
Financial issuers	96,878	418	(2,599)	94,697
Other	1,000	7	—	1,007
Mortgage-backed: (1)
Mortgage-backed securities	1,901,005	32,830	(25,854)	1,907,981
Collateralized mortgage obligations	105,710	297	—	106,007
Total available-for-sale securities	$2,316,369	$40,094	$(28,670)	$2,327,793
Held-to-maturity securities
U.S. Government agencies	$180,192	$201	$(3,314)	$177,079
Municipal	187,486	9,544	(223)	196,807
Mortgage-backed: (1)
Mortgage-backed securities	2,530,730	864	(47,622)	2,483,972
Collateralized mortgage obligations	—	—	—	—
Corporate notes	43,955	—	(1,119)	42,836
Total held-to-maturity securities	$2,942,363	$10,609	$(52,278)	$2,900,694
Less: Allowance for credit losses	(78)
Held-to-maturity securities, net of allowance for credit losses	$2,942,285
Equity securities with readily determinable fair value	$86,989	$5,354	$(1,832)	$90,511
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$64,999	$2	$—	$65,001
U.S. Government agencies	77,908	3,618	—	81,526
Municipal	143,711	4,761	(172)	148,300
Corporate notes:
Financial issuers	91,806	461	(935)	91,332
Other	1,000	17	—	1,017
Mortgage-backed: (1)
Mortgage-backed securities	2,007,092	52,855	(26,038)	2,033,909
Collateralized mortgage obligations	9,411	253	—	9,664
Total available-for-sale securities	$2,395,927	$61,967	$(27,145)	$2,430,749
Held-to-maturity securities
U.S. Government agencies	$176,160	$1,644	$(7,230)	$170,574
Municipal	197,865	10,713	(535)	208,043
Mortgage-backed: (1)
Mortgage-backed securities	1,737,115	265	(49,114)	1,688,266
Collateralized mortgage obligations	—	—	—	—
Corporate Notes	55,378	—	(1,196)	54,182
Total held-to-maturity securities	$2,166,518	$12,622	$(58,075)	$2,121,065
Less: Allowance for credit losses	(99)
Held-to-maturity securities, net of allowance for credit losses	$2,166,419
Equity securities with readily determinable fair value	$86,121	$5,362	$(1,145)	$90,338
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $38.4 million as of March 31, 2022. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward and no downward adjustments related to such observable price changes for the three months ended March 31, 2022. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. The Company recorded $571,000 of impairment of equity securities without readily determinable fair values for the three months ended March 31, 2022.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	9,271	(729)	—	—	9,271	(729)
Municipal	92,896	(2,861)	3,553	(232)	96,449	(3,093)
Corporate notes:
Financial issuers	20,814	(1,186)	58,133	(3,861)	78,947	(5,047)
Other	991	(9)	—	—	991	(9)
Mortgage-backed:
Mortgage-backed securities	2,078,794	(114,144)	482,200	(63,755)	2,560,994	(177,899)
Collateralized mortgage obligations	93,256	(10,044)	—	—	93,256	(10,044)
Total available-for-sale securities	$2,296,022	$(128,973)	$543,886	$(67,848)	$2,839,908	$(196,821)

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

The Company does not consider available-for-sale securities with unrealized losses at March 31, 2022 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note 7 - Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at March 31, 2022.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended March 31,
(In thousands)	2022	2021
Realized gains on investment securities	$258	$216
Realized losses on investment securities	(8)	(6)
Net realized gains on investment securities	250	210
Unrealized gains on equity securities with readily determinable fair value	180	1,875
Unrealized losses on equity securities with readily determinable fair value	(2,641)	(901)
Net unrealized (losses) gains on equity securities with readily determinable fair value	(2,461)	974
Upward adjustments of equity securities without readily determinable fair values	—	—
Downward adjustments of equity securities without readily determinable fair values	—	—
Impairment of equity securities without readily determinable fair values	(571)	(30)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(571)	(30)
(Losses) gains on investment securities, net	$(2,782)	$1,154
Proceeds from sales of available-for-sale securities(1)	$—	$—
Proceeds from sales of equity securities with readily determinable fair value	18,753	1,509
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	250	386
(1)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2022, December 31, 2021 and March 31, 2021, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2022		December 31, 2021		March 31, 2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$48,130	$47,945	$49,714	$49,822	$100,140	$100,361
Due in one to five years	67,138	66,034	72,382	73,850	76,104	78,291
Due in five to ten years	110,960	105,670	118,358	117,573	110,125	110,928
Due after ten years	69,329	68,416	69,200	72,560	93,055	97,596
Mortgage-backed	2,898,184	2,710,833	2,006,715	2,013,988	2,016,503	2,043,573
Total available-for-sale securities	$3,193,741	$2,998,898	$2,316,369	$2,327,793	$2,395,927	$2,430,749
Held-to-maturity securities
Due in one year or less	$1,208	$1,213	$2,976	$2,992	$6,812	$6,863
Due in one to five years	83,085	80,210	79,422	79,705	50,318	50,734
Due in five to ten years	101,410	102,940	106,713	112,667	184,677	191,539
Due after ten years	303,290	275,270	222,522	221,358	187,596	183,663
Mortgage-backed	2,946,895	2,686,794	2,530,730	2,483,972	1,737,115	1,688,266
Total held-to-maturity securities	$3,435,888	$3,146,427	$2,942,363	$2,900,694	$2,166,518	$2,121,065
Less: Allowance for credit losses	(159)		(78)		(99)
Held-to-maturity securities, net of allowance for credit losses	$3,435,729		$2,942,285		$2,166,419

Securities having a carrying value of $2.5 billion at March 31, 2022 as well as securities having a carrying value of $2.6 billion and $2.1 billion at December 31, 2021 and March 31, 2021, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At March 31, 2022, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2022	2021	2021
Balance:
Commercial	$11,583,963	$11,904,068	$12,708,207
Commercial real estate	9,235,074	8,990,286	8,544,779
Home equity	321,435	335,155	390,253
Residential real estate	1,799,985	1,637,099	1,421,973
Premium finance receivables
Property and casualty insurance	4,937,408	4,855,487	3,958,543
Life insurance	7,354,163	7,042,810	6,111,495
Consumer and other	48,519	24,199	35,983
Total loans, net of unearned income	$35,280,547	$34,789,104	$33,171,233
Mix:
Commercial	33%	34%	38%
Commercial real estate	26	26	26
Home equity	1	1	1
Residential real estate	5	5	4
Premium finance receivables
Property and casualty insurance	14	14	12
Life insurance	21	20	19
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses, which, for the commercial and commercial real estate portfolios, are located primarily within the geographic market areas that the banks serve. Various niche lending businesses, including lease finance and franchise lending, operate on a national level. Additionally, to provide short-term relief due to macroeconomic deterioration from the COVID-19 pandemic to small businesses within such market areas, the Company originated loans through the Paycheck Protection Program ("PPP"), an expansion of guaranteed lending under Section 7(a) of the Small Business Act within the CARES Act. As of March 31, 2022, the Company's commercial portfolio included approximately $254.0 million of such PPP loans. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $140.3 million at March 31, 2022, $135.5 million at December 31, 2021 and $114.4 million at March 31, 2021.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $59.3 million at March 31, 2022, $50.8 million at December 31, 2021 and $(32.2) million at March 31, 2021. Net deferred fees as of March 31, 2022 includes $6.3 million of net deferred fees paid by the Small Business Administration ("SBA") for loans originated under the PPP. As PPP loans share similar characteristics (loan terms), and prepayments are considered probable and can reasonably be estimated due to terms of the program, the Company considers estimated future principal prepayments in recognizing such deferred fees for determining a constant effective yield on the portfolio of loans.

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

Acquired Loan Information — PCD Loans

As part of the Company’s prior acquisitions, the Company acquired loans that were classified as PCD based upon various factors as of the acquisition date, including internal risk rating methodologies and prior classification as a TDR. The following table provides estimated details as of the date of acquisition on PCD loans acquired in 2021:

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

The Company also originated loans through the PPP. Administered by the SBA, the PPP provided short-term relief primarily related to the disruption from COVID-19 to companies and non-profits that meet the SBA’s definition of an eligible small business. Under the program, the SBA will forgive all or a portion of the loan if, during a certain period, loans were used for qualifying expenses. If all or a portion of the loan was not forgiven, the borrower is responsible for repayment. PPP loans are fully guaranteed by the SBA, including any portion not forgiven. The SBA guarantee existed at the inception of the loan and throughout its life and is not separated from the loan if the loan is subsequently sold or transferred. As it is not considered a freestanding contract, the Company considers the impact of the SBA guarantee when measuring the allowance for credit losses.

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

Residential real estate loans, including early buy-out loans guaranteed by U.S. government agencies: The Company's residential real estate portfolio includes one- to four-family adjustable rate mortgages that have repricing terms generally over five years, construction loans to individuals and bridge financing loans for qualifying customers, as well as certain long-term fixed rate loans. The Company's residential mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, however, certain of these loans may be retained within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. The Company believes that since this loan portfolio consists primarily of locally originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company faces a relatively low risk of borrower default and delinquency. It is not the Company's current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans.

Additionally, early buy-out loans guaranteed by U.S. government agencies include loans in which the Company is eligible or has exercised its option under the Government National Mortgage Association (“GNMA”) securitization program to repurchase certain delinquent mortgage loans. Such loans were previously transferred by the Company with servicing of such loans retained. Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $124.4 million at March 31, 2022, $117.4 million at December 31, 2021, and $128.8 million at March 31, 2021.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at March 31, 2022, December 31, 2021 and March 31, 2021:

As of March 31, 2022		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$16,878	$—	$1,294	$31,873	$11,279,954	$11,329,999
Commercial PPP loans	—	—	—	16	253,948	253,964
Commercial real estate
Construction and development	1,054	—	—	1,409	1,393,943	1,396,406
Non-construction	11,247	—	2,648	28,732	7,796,041	7,838,668
Home equity	1,747	—	199	545	318,944	321,435
Residential real estate, excluding early buy-out loans	7,262	—	293	18,808	1,723,526	1,749,889
Premium finance receivables
Property and casualty insurance loans	6,707	12,363	8,890	21,278	4,888,170	4,937,408
Life insurance loans	—	—	22,401	15,522	7,316,240	7,354,163
Consumer and other	4	43	5	221	48,246	48,519
Total loans, net of unearned income, excluding early buy-out loans	$44,899	$12,406	$35,730	$118,404	$35,019,012	$35,230,451
Early buy-out loans guaranteed by U.S. government agencies (1)	4,661	28,958	—	185	16,292	50,096
Total loans, net of unearned income	$49,560	$41,364	$35,730	$118,589	$35,035,304	$35,280,547

As of December 31, 2021		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$20,399	$—	$23,492	$42,933	$11,258,961	$11,345,785
Commercial PPP loans	—	15	770	928	556,570	558,283
Commercial real estate
Construction and development	1,377	—	—	2,809	1,352,018	1,356,204
Non-construction	20,369	—	284	37,634	7,575,795	7,634,082
Home equity	2,574	—	—	1,120	331,461	335,155
Residential real estate, excluding early buy-out loans	16,440	—	982	12,145	1,576,704	1,606,271
Premium finance receivables
Property and casualty insurance loans	5,433	7,210	15,490	22,419	4,804,935	4,855,487
Life insurance loans	—	7	12,614	66,651	6,963,538	7,042,810
Consumer and other	477	137	34	509	23,042	24,199
Total loans, net of unearned income, excluding early buy-out loans	$67,069	$7,369	$53,666	$187,148	$34,443,024	$34,758,276
Early buy-out loans guaranteed by U.S. government agencies (1)	—	—	—	275	30,553	30,828
Total loans, net of unearned income	$67,069	$7,369	$53,666	$187,423	$34,473,577	$34,789,104

As of March 31, 2021		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$22,459	$—	$13,292	$35,535	$9,343,939	$9,415,225
Commercial PPP loans	—	—	—	6	3,292,976	3,292,982
Commercial real estate
Construction and development	2,673	—	499	23,967	1,326,185	1,353,324
Non-construction	31,707	—	7,657	46,201	7,105,890	7,191,455
Home equity	5,536	—	492	780	383,445	390,253
Residential real estate, excluding early buy-out loans	21,553	—	944	13,768	1,333,867	1,370,132
Premium finance receivables
Property and casualty insurance loans	9,690	4,592	5,113	16,552	3,922,596	3,958,543
Life insurance loans	—	191	—	14,821	6,096,483	6,111,495
Consumer and other	497	161	8	74	35,243	35,983
Total loans, net of unearned income, excluding early buy-out loans	$94,115	$4,944	$28,005	$151,704	$32,840,624	$33,119,392
Early buy-out loans guaranteed by U.S. government agencies (1)	—	—	—	—	51,841	51,841
Total loans, net of unearned income	$94,115	$4,944	$28,005	$151,704	$32,892,465	$33,171,233
(1)Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

Credit Quality Indicators

Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represents factors used by the Company when measuring the allowance for credit losses. The following discusses the Company's credit quality indicators by financial asset.

Loan portfolios

The Company's ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which credit management personnel assign a credit risk rating (1 to 10 rating) to each loan at the time of origination and review loans on a regular basis. For loans measured at amortized cost (or excluding loans measured at fair value, such as early buy-out loans guaranteed by U.S. government agencies), these credit risk ratings are also an important aspect of the Company's allowance for credit losses measurement methodology. The credit risk rating structure and classifications are shown below:

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

Early buy-out loans guaranteed by U.S. government agencies: As noted above, such loans are measured at fair value and thus excluded from the measurement of the allowance for credit losses. Credit risk ratings assigned to such loans are considered in the measurement of fair value as well as related guarantees provided by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at March 31, 2022:

	Year of Origination							Revolving	Total
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$524,863	$2,714,254	$1,407,819	$889,866	$647,127	$1,037,167	$3,616,144	$8,342	$10,845,582
Special mention	34	77,940	51,807	61,656	21,183	48,902	105,022	228	366,772
Substandard accrual	—	5,596	10,285	22,157	24,320	11,484	26,925	—	100,767
Substandard nonaccrual/doubtful	—	54	3,427	6,474	1,759	5,092	72	—	16,878
Total commercial, industrial and other	$524,897	$2,797,844	$1,473,338	$980,153	$694,389	$1,102,645	$3,748,163	$8,570	$11,329,999
Commercial PPP
Pass	$—	$213,790	$33,830	$—	$—	$—	$—	$—	$247,620
Special mention	—	158	5,621	—	—	—	—	—	5,779
Substandard accrual	—	—	565	—	—	—	—	—	565
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total commercial PPP	$—	$213,948	$40,016	$—	$—	$—	$—	$—	$253,964
Construction and development
Pass	$99,285	$391,288	$430,778	$231,618	$51,795	$114,022	$22,404	$—	$1,341,190
Special mention	—	282	8,475	3,611	24,748	110	—	—	37,226
Substandard accrual	—	—	—	312	2,052	14,572	—	—	16,936
Substandard nonaccrual/doubtful	—	—	—	—	—	1,054	—	—	1,054
Total construction and development	$99,285	$391,570	$439,253	$235,541	$78,595	$129,758	$22,404	$—	$1,396,406
Non-construction
Pass	$468,125	$1,563,953	$1,103,776	$962,675	$715,014	$2,500,006	$170,873	$147	$7,484,569
Special mention	—	1,842	9,792	49,110	36,694	129,238	—	—	226,676
Substandard accrual	—	—	286	14,676	26,945	74,269	—	—	116,176
Substandard nonaccrual/doubtful	—	—	—	—	270	10,977	—	—	11,247
Total non-construction	$468,125	$1,565,795	$1,113,854	$1,026,461	$778,923	$2,714,490	$170,873	$147	$7,838,668
Home equity
Pass	$—	$—	$—	$—	$—	$5,502	$298,765	$—	$304,267
Special mention	—	—	—	—	240	391	4,452	—	5,083
Substandard accrual	—	—	—	—	—	9,045	757	536	10,338
Substandard nonaccrual/doubtful	—	—	—	107	43	1,597	—	—	1,747
Total home equity	$—	$—	$—	$107	$283	$16,535	$303,974	$536	$321,435
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$241	$621	$5,920	$8,808	$34,506	$—	$—	$50,096
Pass	236,643	835,324	259,100	143,358	58,132	189,137	—	—	1,721,694
Special mention	—	1,612	173	378	1,296	4,899	—	—	8,358
Substandard accrual	263	1,101	2,184	716	904	7,407	—	—	12,575
Substandard nonaccrual/doubtful	—	—	881	1,856	427	4,098	—	—	7,262
Total residential real estate	$236,906	$838,278	$262,959	$152,228	$69,567	$240,047	$—	$—	$1,799,985
Premium finance receivables - property and casualty
Pass	$2,451,925	$2,404,905	$19,074	$7,203	$662	$—	$—	$—	$4,883,769
Special mention	14,857	23,617	59	—	—	—	—	—	38,533
Substandard accrual	21	8,336	27	—	15	—	—	—	8,399
Substandard nonaccrual/doubtful	89	6,115	503	—	—	—	—	—	6,707
Total premium finance receivables - property and casualty	$2,466,892	$2,442,973	$19,663	$7,203	$677	$—	$—	$—	$4,937,408
Premium finance receivables - life
Pass	$91,374	$587,300	$908,193	$826,596	$722,851	$4,210,182	$—	$—	$7,346,496

Special mention	—	595	—	—	—	7,072	—	—	7,667
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$91,374	$587,895	$908,193	$826,596	$722,851	$4,217,254	$—	$—	$7,354,163
Consumer and other
Pass	$523	$2,465	$708	$990	$990	$21,159	$21,436	$—	$48,271
Special mention	—	3	2	8	—	126	9	—	148
Substandard accrual	—	9	1	—	—	76	10	—	96
Substandard nonaccrual/doubtful	—	—	—	—	—	4	—	—	4
Total consumer and other	$523	$2,477	$711	$998	$990	$21,365	$21,455	$—	$48,519
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$241	$621	$5,920	$8,808	$34,506	$—	$—	$50,096
Pass	3,872,738	8,713,279	4,163,278	3,062,306	2,196,571	8,077,175	4,129,622	8,489	34,223,458
Special mention	14,891	106,049	75,929	114,763	84,161	190,738	109,483	228	696,242
Substandard accrual	284	15,042	13,348	37,861	54,236	116,853	27,692	536	265,852
Substandard nonaccrual/doubtful	89	6,169	4,811	8,437	2,499	22,822	72	—	44,899
Total loans	$3,888,002	$8,840,780	$4,257,987	$3,229,287	$2,346,275	$8,442,094	$4,266,869	$9,253	$35,280,547

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

As of March 31, 2022	Year of Origination						Total
(In thousands)	2022	2021	2020	2019	2018	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$85,000	$147,795	$25,000	$4,032	$—	$2,834	$264,661
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$85,000	$147,795	$25,000	$4,032	$—	$2,834	$264,661
Municipal
1-4 internal grade	$—	$7,067	$300	$160	$7,465	$165,556	$180,548
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$7,067	$300	$160	$7,465	$165,556	$180,548
Mortgage-backed securities
1-4 internal grade	$379,444	$2,567,451	$—	$—	$—	$—	$2,946,895
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$379,444	$2,567,451	$—	$—	$—	$—	$2,946,895
Corporate notes
1-4 internal grade	$—	$—	$6,012	$7,377	$3,244	$27,151	$43,784
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$—	$6,012	$7,377	$3,244	$27,151	$43,784
Total held-to-maturity securities							$3,435,888
Less: Allowance for credit losses							(159)
Held-to-maturity securities, net of allowance for credit losses							$3,435,729

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

	March 31,	December 31,	March 31,
(In thousands)	2022	2021	2021
Allowance for loan losses	$250,539	$247,835	$277,709
Allowance for unfunded lending-related commitments losses	50,629	51,818	43,500
Allowance for loan losses and unfunded lending-related commitments losses	301,168	299,653	321,209
Allowance for held-to-maturity securities losses	159	78	99
Allowance for credit losses	$301,327	$299,731	$321,308

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful as well as assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of March 31, 2022, excluding loans carried at fair value, substandard nonaccrual loans totaling $27.6 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Loans identified as being reasonably expected to be modified into TDRs in the future totaled $218,000 as of March 31, 2022.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three months ended March 31, 2022 and 2021 is as follows.

Three months ended March 31, 2022		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$119,307	$144,583	$10,699	$8,782	$15,859	$423	$299,653
Other adjustments	—	—	—	—	22	—	22
Charge-offs	(1,414)	(777)	(197)	(466)	(1,678)	(193)	(4,725)
Recoveries	538	32	93	5	1,476	49	2,193
Provision for credit losses	2,480	1,068	(29)	1,108	(957)	355	4,025
Allowance for credit losses at period end	$120,911	$144,906	$10,566	$9,429	$14,722	$634	$301,168
By measurement method:
Individually measured	$3,698	$522	$127	$800	$—	$5	$5,152
Collectively measured	117,213	144,384	10,439	8,629	14,722	629	296,016
Loans at period end
Individually measured	$19,651	$22,370	$12,904	$17,842	$—	$79	$72,846
Collectively measured	11,564,312	9,212,704	308,531	1,724,159	12,291,571	48,440	35,149,717
Loans held at fair value	—	—	—	57,984	—	—	57,984

Three months ended March 31, 2021	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$94,212	$243,603	$11,437	$12,459	$17,777	$422	$379,910
Other adjustments	—	—	—	—	30	—	30
Charge-offs	(11,781)	(980)	—	(2)	(3,239)	(114)	(16,116)
Recoveries	452	200	101	204	1,782	32	2,771
Provision for credit losses	12,757	(61,031)	(156)	1,581	1,127	336	(45,386)
Allowance for credit losses at period end	$95,640	$181,792	$11,382	$14,242	$17,477	$676	$321,209
By measurement method:
Individually measured	$5,046	$2,042	$338	$822	$—	$81	$8,329
Collectively measured	90,594	179,750	11,044	13,420	17,477	595	312,880
Loans at period end
Individually measured	$30,144	$43,858	$21,167	$28,675	$—	$560	$124,404
Collectively measured	12,678,063	8,500,921	369,086	1,341,382	10,070,038	35,423	32,994,913
Loans held at fair value	—	—	—	51,916	—	—	51,916

For the three months ended March 31, 2022 and 2021, the Company recognized approximately $4.0 million and $(45.4) million of provision for credit losses, respectively, related to loans and lending agreements. The negative provision for the first quarter of 2021 was primarily the result of improvements at that time in the forecasted macroeconomic forecast, specifically the Company's macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index and Baa corporate credit spreads). Uncertainties remain regarding expected economic performance and macroeconomic forecasts as of March 31, 2022. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, positive loan risk rating migration. Net charge-offs in the three month periods ending March 31, 2022, totaled $2.5 million.

Held-to-maturity debt securities

The allowance for credit losses on its held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three month period ended March 31, 2022, the Company recognized approximately $159,000 of provision for credit losses related to held-to-maturity securities. At March 31, 2022, the Company did not identify any losses within its portfolio that it would deem a credit loss and require additional measurement of an allowance for credit losses.

TDRs

At March 31, 2022, the Company had $44.9 million in loans modified in TDRs. The $44.9 million in TDRs represents 227 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are individually assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at March 31, 2022 and approximately $2.6 million of reserve was present and appropriately reserved for through the Company’s normal reserving methodology.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At March 31, 2022, the Company had $1.1 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $7.7 million and $13.8 million at March 31, 2022 and 2021, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and three months ended March 31, 2022 and 2021, respectively, which represent TDRs:

Three months ended March 31, 2022 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$282	2	$120	1	$85	2	$247	—	$—
Commercial real estate
Non-construction	2	1,907	1	1,178	1	1,178	2	1,907	—	—
Residential real estate and other	8	908	8	908	7	762	—	—	—	—
Total loans	13	$3,097	11	$2,206	9	$2,025	4	$2,154	—	$—

Three months ended March 31, 2021 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$151	2	$151	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	2	237	2	237	1	113	1	113	—	—
Residential real estate and other	16	1,738	16	1,738	9	1,290	—	—	—	—
Total loans	20	$2,126	20	$2,126	10	$1,403	1	$113	—	$—
(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended March 31, 2022, 13 loans totaling $3.1 million were determined to be TDRs, compared to 20 loans totaling $2.1 million during the three months ended March 31, 2021. Of these loans extended at below market terms, the weighted average extension had a term of approximately 71 months during the quarter ended March 31, 2022 compared to 110 months for the quarter ended March 31, 2021. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 79 basis points and 127 basis points during the three months ended March 31, 2022 and 2021, respectively. Interest-only payment terms were approximately four months and six months during the three months ended March 31, 2022 and 2021, respectively. Additionally, no principal balances were forgiven during the quarters ended March 31, 2022 and 2021.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended March 31, 2022 and 2021, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of March 31, 2022		Three Months Ended March 31, 2022		As of March 31, 2021		Three months ended March 31, 2021
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	17	$5,205	11	$4,526	18	$6,910	5	$1,496
Commercial real estate
Non-construction	5	4,613	2	2,163	7	3,466	3	3,121
Residential real estate and other	35	5,021	1	104	81	13,825	5	596
Total loans	57	$14,839	14	$6,793	106	$24,201	13	$5,213
(1)Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.
(2)TDRs considered to be in payment default are over 30 days past due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2021	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2022
Community banking	$545,671	$—	$—	$—	$545,671
Specialty finance	40,105	—	—	253	40,358
Wealth management	69,373	—	—	—	69,373
Total	$655,149	$—	$—	$253	$655,402

The specialty finance unit’s goodwill increased $253,000 in the first three months of 2022 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of March 31, 2022, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of March 31, 2022 is as follows:

(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(39,243)	(38,067)	(34,099)
Net carrying amount	$15,963	$17,139	$21,107
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$21,763	$22,939	$26,907
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,968	$1,967	$1,968
Accumulated amortization	(1,738)	(1,721)	(1,665)
Net carrying amount	$230	$246	$303
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$20,430
Accumulated amortization	(15,724)	(15,308)	(13,605)
Net carrying amount	$4,706	$5,122	$6,825
Total acquisition-related intangible assets:
Gross carrying amount	$83,404	$83,403	$83,404
Accumulated amortization	(56,705)	(55,096)	(49,369)
Total other acquisition-related intangible assets, net	$26,699	$28,307	$34,035

Estimated amortization
Actual in three months ended March 31, 2022	$1,609
Estimated remaining in 2022	4,502
Estimated—2023	4,658
Estimated—2024	3,259
Estimated—2025	2,552
Estimated—2026	1,954

The core deposit intangibles recognized in connection with prior bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with the acquisition of certain assets of Veterans First Mortgage in 2018. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis.

Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $1.6 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2022	2021
Balance at beginning of the period	$147,571	$92,081
Additions from loans sold with servicing retained	14,401	24,616
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	(175)	(258)
Payoffs and paydowns	(6,016)	(10,168)
Changes in valuation inputs or assumptions	43,365	18,045
Fair value at end of the period	$199,146	$124,316
Unpaid principal balance of mortgage loans serviced for others	$13,426,535	$11,530,676

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options or swaps outstanding as of March 31, 2022 or March 31, 2021. For more information regarding these hedges, see Note 15 - Derivative Financial Instruments in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Balance:
Non-interest-bearing	$13,748,918	$14,179,980	$12,297,337
NOW and interest-bearing demand deposits	4,571,484	4,158,871	3,562,312
Wealth management deposits	5,402,271	4,491,795	4,274,527
Money market	10,671,424	11,449,469	9,236,434
Savings	4,089,230	3,846,681	3,690,892
Time certificates of deposit	3,735,995	3,968,789	4,811,150
Total deposits	$42,219,322	$42,095,585	$37,872,652
Mix:
Non-interest-bearing	32%	34%	32%
NOW and interest-bearing demand deposits	11	10	9
Wealth management deposits	13	11	11
Money market	25	27	25
Savings	10	9	10
Time certificates of deposit	9	9	13
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”), trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021
FHLB advances	$1,241,071	$1,241,071	$1,228,436
Other borrowings:
Notes payable	74,969	80,319	96,363
Short-term borrowings	15,872	9,198	12,416
Secured borrowings	328,889	341,327	343,439
Other	62,786	63,292	64,659
Total other borrowings	482,516	494,136	516,877
Subordinated notes	437,033	436,938	436,595
Total FHLB advances, other borrowings and subordinated notes	$2,160,620	$2,172,145	$2,181,908

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility (“Term Facility”), which is part of a loan agreement (“Credit Agreement”) with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $100.0 million revolving credit facility (“Revolving Credit Facility”). At March 31, 2022, the Company had a notes payable balance of $75.0 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. The Company is required to make quarterly payments of principal plus interest on the Term Facility. At March 31, 2022, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.

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

Borrowings under the Credit Agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 60 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the lenders prime rate, (b) the federal funds rate plus 50 basis points, and (c) Term SOFR for a one-month tenor in effect on such day plus 110 basis points (in the case of a borrowing under the Revolving Credit Facility) or the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points (in the case of a borrowing under the Term Facility). Borrowings under the agreement that are considered “Term SOFR Loans” bear interest at a rate equal to the sum of (1) 145 basis points (in the case of a borrowing under the Revolving Credit Facility) or 125 basis points if considered “Eurodollar Rate Loans” (in the case of a borrowing under the Term Facility) plus (2) the SOFR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.30% of the actual daily amount by which the lenders’ commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

Borrowings under the amended Credit Agreement are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2022, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. These borrowings totaled $15.9 million at March 31, 2022 compared to $9.2 million at December 31, 2021 and $12.4 million at March 31, 2021. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of March 31, 2022, the Company had pledged securities related to its customer balances in sweep accounts of $47.4 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities and U.S. Government agencies. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of March 31, 2022 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Government agencies	$10,091
Mortgage-backed securities	37,267
Total collateral pledged	47,358
Excess collateral	31,486
Securities sold under repurchase agreements	$15,872

Other Borrowings

Other borrowings at March 31, 2022 represent a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 and in October 2021 (“Fixed-Rate Promissory Note”) related to and secured by three office buildings owned by the Company. At March 31, 2022, the Fixed-Rate Promissory Note had a balance of $62.8 million compared to $63.3 million at December 31, 2021 and $64.7 million at March 31, 2021. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. A second amendment to the Fixed-Rate Promissory Note was executed and effective as of October 6, 2021 which reduced the interest rate to 1.70%. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2022, the Company made monthly principal payments and paid interest at a fixed rate of 1.70%. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At March 31, 2022, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at March 31, 2022 primarily represent transactions to sell an undivided co-ownership interest in all receivables owed to the Company’s subsidiary, First Insurance Funding of Canada (“FIFC Canada”). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). Amendments to the Receivables Purchase Agreement since issuance increased the total payments to C$420 million and extended the maturity date to December 15, 2022. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At March 31, 2022, the translated balance of the secured borrowing totaled $319.8 million compared to $332.2 million at December 31, 2021 and $334.1 million at March 31, 2021. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus 80 basis points.

The remaining $9.1 million within secured borrowings at March 31, 2022 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At March 31, 2022, the Company had outstanding subordinated notes totaling $437.0 million compared to $436.9 million and $436.6 million outstanding at December 31, 2021 and March 31, 2021, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The subordinated notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The subordinated notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(12) Junior Subordinated Debentures

As of March 31, 2022, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2022. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual Rate at 3/31/2022	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.49%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.81%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	3.61%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.78%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	2.46%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	2.46%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.32%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.32%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	4.01%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	2.58%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	2.45%	06/2007	09/2037	06/2012
Total			$253,566		3.00%

The junior subordinated debentures totaled $253.6 million at March 31, 2022, December 31, 2021 and March 31, 2021.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At March 31, 2022, the weighted average contractual interest rate on the junior subordinated debentures was 3.00%. Prior to 2021, the Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. Such interest rate swaps matured in 2021 and no separate hedging derivatives were outstanding at March 31, 2022. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At March 31, 2022, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(13) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended
Revenue from contracts with customers	Location in income statement	March 31, 2022	March 31, 2021
Brokerage and insurance product commissions	Wealth management	$4,632	$5,040
Trust	Wealth management	5,599	5,017
Asset management	Wealth management	21,163	19,252
Total wealth management		31,394	29,309
Mortgage broker fees	Mortgage banking	422	76
Service charges on deposit accounts	Service charges on deposit accounts	15,283	12,036
Administrative services	Other non-interest income	1,853	1,256
Card related fees	Other non-interest income	2,425	1,774
Other deposit related fees	Other non-interest income	3,175	3,317
Total revenue from contracts with customers		$54,552	$47,768

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Contract assets	$—	$—	$—

Contract liabilities	$1,488	$1,588	$1,818

Mortgage broker fees receivable	$97	$73	$31
Administrative services receivable	207	68	215
Wealth management receivable	11,827	11,748	11,315
Card related fees receivable	525	921	1,075
Total receivables from contracts with customer	$12,656	$12,810	$12,636

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $291,000 and $414,000 for the three months ended March 31, 2022 and 2021, respectively. Receivables are recognized in the period the Company provides services and when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

Transaction price allocated to the remaining performance obligations

The following table presents the estimated future timing of recognition of upfront fees related to card and deposit related fees. These upfront fees represent performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

(Dollars in thousands)
Estimated remaining in 2022	$738
Estimated—2023	400
Estimated—2024	250
Estimated—2025	100
Estimated—2026	—
Total	$1,488

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

For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note 10 - Deposits, for more information on these deposits. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.

The segment financial information provided in the following table has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2021 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	March 31, 2022	March 31, 2021
Net interest income:
Community Banking	$228,615	$203,489	$25,126	12%
Specialty Finance	55,370	44,899	10,471	23
Wealth Management	8,376	7,449	927	12
Total Operating Segments	292,361	255,837	36,524	14
Intersegment Eliminations	6,933	6,058	875	14
Consolidated net interest income	$299,294	$261,895	$37,399	14%
Provision for credit losses:
Community Banking	$4,118	$(46,572)	$50,690	NM
Specialty Finance	(12)	1,225	(1,237)	NM
Wealth Management	—	—	—	—%
Total Operating Segments	4,106	(45,347)	49,453	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$4,106	$(45,347)	$49,453	NM
Non-interest income:
Community Banking	$121,888	$147,268	$(25,380)	(17)%
Specialty Finance	24,122	23,109	1,013	4
Wealth Management	30,578	30,251	327	1
Total Operating Segments	176,588	200,628	(24,040)	(12)
Intersegment Eliminations	(13,798)	(14,122)	324	(2)
Consolidated non-interest income	$162,790	$186,506	$(23,716)	(13)%
Net revenue:
Community Banking	$350,503	$350,757	$(254)	0%
Specialty Finance	79,492	68,008	11,484	17
Wealth Management	38,954	37,700	1,254	3
Total Operating Segments	468,949	456,465	12,484	3
Intersegment Eliminations	(6,865)	(8,064)	1,199	(15)
Consolidated net revenue	$462,084	$448,401	$13,683	3%
Segment profit:
Community Banking	$90,099	$121,801	$(31,702)	(26)%
Specialty Finance	29,604	23,903	5,701	24
Wealth Management	7,688	7,444	244	3
Consolidated net income	$127,391	$153,148	$(25,757)	(17)%
Segment assets:
Community Banking	$40,050,015	$37,102,603	$2,947,412	8%
Specialty Finance	8,624,501	7,174,269	1,450,232	20
Wealth Management	1,576,145	1,405,330	170,815	12
Consolidated total assets	$50,250,661	$45,682,202	$4,568,459	10%
NM - Not meaningful
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

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2022, December 31, 2021 and March 31, 2021:

	Derivative Assets			Derivative Liabilities
(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021	March 31, 2022	December 31, 2021	March 31, 2021
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$13,257	$47,309	$50,420	$3,361	$10,401	$31,161
Interest rate derivatives designated as Fair Value Hedges	7,388	1,474	121	1,716	5,841	9,569
Total derivatives designated as hedging instruments under ASC 815	$20,645	$48,783	$50,541	$5,077	$16,242	$40,730
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$119,056	$103,710	$155,695	$115,002	$103,665	$155,361
Interest rate lock commitments	3,447	10,560	44,313	1,558	885	1,342
Forward commitments to sell mortgage loans	10,063	1,625	2,920	147	1,878	3,283
Foreign exchange contracts	323	330	40	323	330	42
Total derivatives not designated as hedging instruments under ASC 815	$132,889	$116,225	$202,968	$117,030	$106,758	$160,028
Total Derivatives	$153,534	$165,008	$253,509	$122,107	$123,000	$200,758

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

As of March 31, 2022, the Company had various interest rate swap derivatives designated as cash flow hedges of variable rate deposits and one interest rate collar derivative designated as a cash flow hedge of the Company's variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of March 31, 2022:

	March 31, 2022
(In thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
May 2022	$370,000	$(643)
June 2022	160,000	(450)
July 2022	230,000	(716)
August 2022	235,000	(857)
March 2023 (1)	250,000	3,454
April 2024 (1)	250,000	9,804
Interest Rate Collars:
September 2023	75,000	(696)
Total Cash Flow Hedges	$1,570,000	$9,896
(1)Subsequently terminated in April 2022.

In the first quarter of 2022, the Company terminated interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $1.0 billion and a five-year term effective July 2022. At the time of termination, the fair value of the derivative contracts totaled an asset of $66.5 million, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. Subsequently, in April 2022, the Company terminated additional interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $500.0 million each effective since April 2020. The remaining terms of such derivative contracts as shown in the table above were through March 2023 and April 2024 and, at the time of termination, the fair value of the derivative contracts totaled assets of $3.7 million and $10.7 million, respectively, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. For all such terminations, as the hedged forecasted transactions (interest payments on variable rate deposits) are still expected to occur over the remaining term of such terminated derivatives, such adjustments will remain in accumulated other comprehensive income or loss and be reclassified as a reduction to interest expense on a straight-line basis over the original term of the terminated derivative contracts.

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Unrealized gain (loss) at beginning of period	$36,908	$(31,533)
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	5,353	6,696
Amount of income recognized in other comprehensive income	34,128	44,096
Unrealized gain at end of period	$76,389	$19,259

As of March 31, 2022, the Company estimates that during the next twelve months $16.4 million will be reclassified from accumulated other comprehensive income or loss as a decrease to interest expense. Such estimate includes approximately $19.0 million of amounts reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2022, the Company had 14 interest rate swaps with an aggregate notional amount of $211.3 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables. One of these interest rate swaps with an aggregate notional amount of $73.9 million has terms starting after March 31, 2022.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of March 31, 2022:

		March 31, 2022
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$131,138	$(5,664)	$(125)
	Available-for-sale debt securities	1,070	24	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended
		March 31, 2022
Interest rate swaps	Interest and fees on loans	$16
	Interest income - investment securities	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most notably the LIBOR index. As of March 31, 2022, the Company held interest rate caps with an aggregate notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2022, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $9.7 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from April 2022 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2022, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $761.7 million and interest rate lock commitments with an aggregate notional amount of approximately $404.7 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of March 31, 2022, the Company held foreign currency derivatives with an aggregate notional amount of approximately $13.9 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2022, December 31, 2021 or March 31, 2021.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options or swaps outstanding as of March 31, 2022, December 31, 2021 or March 31, 2021.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2022	March 31, 2021
Interest rate swaps and caps	Trading gains, net	$4,024	$428
Mortgage banking derivatives	Mortgage banking revenue	(7,369)	(17,479)
Foreign exchange contracts	Trading gains, net	—	(5)
Covered call options	Fees from covered call options	3,742	—

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2022, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was approximately $271,000. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021	March 31, 2022	December 31, 2021	March 31, 2021
Gross Amounts Recognized	$139,701	$152,493	$206,236	$120,079	$119,907	$196,091
Less: Amounts offset in the Statements of Condition	—	—	—	—	—	—
Net amount presented in the Statements of Condition	$139,701	$152,493	$206,236	$120,079	$119,907	$196,091
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(19,557)	(52,832)	(60,593)	(19,557)	(52,832)	(60,593)
Collateral Posted	(70,807)	(3,530)	—	(257)	(55,201)	(125,818)
Net Credit Exposure	$49,337	$96,131	$145,643	$100,265	$11,874	$9,680

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

At March 31, 2022, the Company classified $100.4 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the first quarter of 2022, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2022 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics. As such, these loans are classified as Level 2 in the fair value hierarchy.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At March 31, 2022, the Company classified $44.5 million of loans held-for-investment as Level 3. The assumed weighted average discount rate used as an input to value these loans at March 31, 2022 was 4.25%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 7.11% at March 31, 2022. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.36% with credit loss discount ranging from 0%-3% at March 31, 2022.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At March 31, 2022, the Company classified $199.1 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at March 31, 2022 was 9.79% with discount rates applied ranging from 6%-19%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-100% or a weighted average prepayment speed of 7.11%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $75 and $305, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At March 31, 2022, the Company classified $3.4 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at March 31, 2022 was 87% with pull-through rates applied ranging from 0% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	49,637	—	49,637	—
Municipal	155,489	—	55,088	100,401
Corporate notes	82,939	—	82,939	—
Mortgage-backed	2,710,833	—	2,710,833	—
Trading account securities	852	—	852	—
Equity securities with readily determinable fair value	92,689	84,623	8,066	—
Mortgage loans held-for-sale	606,545	—	606,545	—
Loans held-for-investment	57,984	—	13,520	44,464
MSRs	199,146	—	—	199,146
Nonqualified deferred compensation assets	15,447	—	15,447	—
Derivative assets	153,534	—	150,087	3,447
Total	$4,125,095	$84,623	$3,693,014	$347,458
Derivative liabilities	$122,107	$—	$122,107	$—

	December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	52,507	—	52,507	—
Municipal	165,594	—	59,907	105,687
Corporate notes	95,704	—	95,704	—
Mortgage-backed	2,013,988	—	2,013,988	—
Trading account securities	1,061	—	1,061	—
Equity securities with readily determinable fair value	90,511	82,445	8,066	—
Mortgage loans held-for-sale	817,912	—	817,912	—
Loans held-for-investment	38,598	—	22,707	15,891
MSRs	147,571	—	—	147,571
Nonqualified deferred compensation assets	16,240	—	16,240	—
Derivative assets	165,008	—	154,448	10,560
Total	$3,604,694	$82,445	$3,242,540	$279,709
Derivative liabilities	$123,000	$—	$123,000	$—

	March 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$65,001	$65,001	$—	$—
U.S. Government agencies	81,526	—	79,742	1,784
Municipal	148,300	—	46,552	101,748
Corporate notes	92,349	—	92,349	—
Mortgage-backed	2,043,573	—	2,043,573	—
Trading account securities	951	—	951	—
Equity securities with readily determinable fair value	90,338	82,272	8,066	—
Mortgage loans held-for-sale	1,260,193	—	1,260,193	—
Loans held-for-investment	51,916	—	45,508	6,408
MSRs	124,316	—	—	124,316
Nonqualified deferred compensation assets	15,891	—	15,891	—
Derivative assets	253,509	—	227,875	25,634
Total	$4,227,863	$147,273	$3,820,700	$259,890
Derivative liabilities	$200,758	$—	$200,758	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2022, December 31, 2021 and March 31, 2021 for mortgage loans held-for-sale measured at fair value under ASC 825 was $606.7 million, $801.6 million and $1.2 billion, respectively, while the aggregate fair value of mortgage loans held-for-sale was $606.5 million, $817.9 million and $1.3 billion, for the same respective periods, as shown in the above tables. There were $113.0 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of March 31, 2022 compared to $125.5 million as of December 31, 2021 and $115.2 million as of March 31, 2021. All of the loans past due greater than 90 days and still accruing as of March 31, 2022 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2022 and 2021 are summarized as follows:

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2022	$105,687	$—	$15,891	$147,571	$10,560
Total net gains (losses) included in:
Net income (1)	—	—	(772)	51,575	(7,113)
Other comprehensive income (loss)	(5,449)	—	—	—	—
Purchases	1,246	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,083)	—	(1,667)	—	—
Net transfers into/(out of) Level 3	—	—	31,012	—	—
Balance at March 31, 2022	$100,401	$—	$44,464	$199,146	$3,447

		U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2021	$109,876	$1,966	$10,280	$92,081	$48,091
Total net gains (losses) included in:
Net income (1)	—	—	(530)	32,235	(22,457)
Other comprehensive income (loss)	(2,068)	(24)	—	—	—
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6,060)	(158)	(3,918)	—	—
Net transfers into/(out of) Level 3	—	—	576	—	—
Balance at March 31, 2021	$101,748	$1,784	$6,408	$124,316	$25,634
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2022:

	March 31, 2022				Three Months Ended March 31, 2022 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$44,844	$—	$—	$44,844	$2,880
Other real estate owned (1)	6,203	—	—	6,203	—
Total	$51,047	$—	$—	$51,047	$2,880
(1)Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

Individually assessed loans—In accordance with ASC 326, the allowance for credit losses for loans and other financial assets held at amortized cost should be measured on a collective or pooled basis when such assets exhibit similar risk characteristics. In instances in which a financial asset does not exhibit similar risk characteristics to a pool, the Company is required to measure such allowance for credit losses on an individual asset basis. For the Company’s loan portfolio, nonaccrual loans and TDRs are considered to not exhibit similar risk characteristics as pools and thus are individually assessed. Credit losses are measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Individually assessed loans are considered a fair value measurement where an allowance for credit loss is established based on the fair value of collateral. Appraised values on relevant real estate properties, which may require adjustments to market-based valuation inputs, are generally used on foreclosure probable and collateral-dependent loans within the real estate portfolios.

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 7 – Allowance for Credit Losses. At March 31, 2022,

the Company had $72.8 million of individually assessed loans classified as Level 3. Of the $72.8 million of individually assessed loans, $44.8 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $28.0 million were valued based on discounted cash flows in accordance with ASC 310.
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At March 31, 2022, the Company had $6.2 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2022 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$100,401	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Loans held-for-investment	44,464	Discounted cash flows	Discount rate	4.00% - 4.25%	4.25%	Decrease
			Credit discount	0% - 3%	0.36%	Decrease
			Constant prepayment rate (CPR)	7.11%	7.11%	Decrease
MSRs	199,146	Discounted cash flows	Discount rate	6% - 19%	9.79%	Decrease
			Constant prepayment rate (CPR)	0% - 100%	7.11%	Decrease
			Cost of servicing	$70 - $200	$75	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$305	Decrease
Derivatives	3,447	Discounted cash flows	Pull-through rate	0% - 100%	87.1%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	44,844	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	6,203	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2022		At December 31, 2021		At March 31, 2021
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$462,572	$462,572	$411,205	$411,205	$426,377	$426,377
Securities sold under agreements to repurchase with original maturities exceeding three months	700,000	700,000	700,000	700,000	—	—
Interest-bearing deposits with banks	4,013,597	4,013,597	5,372,603	5,372,603	3,348,794	3,348,794
Available-for-sale securities	2,998,898	2,998,898	2,327,793	2,327,793	2,430,749	2,430,749
Held-to-maturity securities	3,435,729	3,146,427	2,942,285	2,900,694	2,166,419	2,121,065
Trading account securities	852	852	1,061	1,061	951	951
Equity securities with readily determinable fair value	92,689	92,689	90,511	90,511	90,338	90,338
FHLB and FRB stock, at cost	136,163	136,163	135,378	135,378	135,881	135,881
Brokerage customer receivables	22,888	22,888	26,068	26,068	19,056	19,056
Mortgage loans held-for-sale, at fair value	606,545	606,545	817,912	817,912	1,260,193	1,260,193
Loans held-for-investment, at fair value	57,984	57,984	38,598	38,598	51,916	51,916
Loans held-for-investment, at amortized cost	35,222,563	35,989,840	34,750,506	35,297,878	33,119,317	33,066,760
Nonqualified deferred compensation assets	15,447	15,447	16,240	16,240	15,891	15,891
Derivative assets	153,534	153,534	165,008	165,008	253,509	253,509
Accrued interest receivable and other	278,873	278,873	268,921	268,921	281,020	281,020
Total financial assets	$48,198,334	$48,676,309	$48,064,089	$48,569,870	$43,600,411	$43,502,500
Financial Liabilities
Non-maturity deposits	$38,483,327	$38,483,327	$38,126,796	$38,126,796	$33,061,502	$33,061,502
Deposits with stated maturities	3,735,995	3,735,750	3,968,789	3,965,372	4,811,150	4,801,257
FHLB advances	1,241,071	1,193,080	1,241,071	1,186,280	1,228,436	1,121,269
Other borrowings	482,516	483,202	494,136	494,670	516,877	516,877
Subordinated notes	437,033	446,711	436,938	472,684	436,595	458,832
Junior subordinated debentures	253,566	268,913	253,566	212,226	253,566	208,132
Derivative liabilities	122,107	122,107	123,000	123,000	200,758	200,758
Accrued interest payable	14,269	14,269	9,304	9,304	19,940	19,940
Total financial liabilities	$44,769,884	$44,747,359	$44,653,600	$44,590,332	$40,528,824	$40,388,567

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest-bearing deposits with banks, brokerage customer receivables, FHLB and FRB stock, accrued interest receivable and accrued interest payable and non-maturity deposits.

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

(17) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of March 31, 2022, approximately 394,000 shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. LTIP grants in 2022 and 2021 consisted of a combination of performance-based stock awards with a performance condition metric, performance-based stock awards with a market condition metric and time-vested restricted shares, and in 2020 consisted of a combination of performance-based stock awards and performance-based cash awards (both with a performance condition metric) and time-vested restricted shares. LTIP grants from 2017 through 2019 consisted of a combination of performance-based stock awards and performance-based cash awards, and prior to 2017, nonqualified stock options were in the mix of award types. Stock options granted under the LTIP have a term of seven years and generally vested equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. Performance-based stock awards with a market condition metric are contingent on the total shareholder return performance over a three-year period starting at the beginning of each calendar year relative to the KBW Regional Bank Index. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards with a performance metric, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $7.9 million in the first quarter of 2022 and $2.9 million in the first quarter of 2021.

A summary of the Company’s stock option activity for the three months ended March 31, 2022 and March 31, 2021 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2022	193,447	$41.62
Granted	—	—
Exercised	(79,376)	42.32
Forfeited or canceled	(771)	40.87
Outstanding at March 31, 2022	113,300	$41.13	1.4	$5,869
Exercisable at March 31, 2022	113,300	$41.13	1.4	$5,869

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2021	520,663	$42.47
Granted	—	—
Exercised	(208,579)	42.96
Forfeited or canceled	(590)	46.86
Outstanding at March 31, 2021	311,494	$42.14	1.8	$10,485
Exercisable at March 31, 2021	309,945	$42.11	1.8	$10,441
(1)Represents the remaining weighted average contractual life in years.
(2)Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. Options with exercise prices above the stock price on the last trading day of the quarter are excluded from the calculation of intrinsic value. The intrinsic value will change based on the fair market value of the Company's stock.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and March 31, 2021, was $4.5 million and $6.6 million, respectively. Cash received from option exercises under the Plans for the three months ended March 31, 2022 and March 31, 2021 was $3.4 million and $9.0 million, respectively.

A summary of the Plans’ restricted share activity for the three months ended March 31, 2022 and March 31, 2021 is presented below:

	Three months ended March 31, 2022		Three months ended March 31, 2021
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	476,813	$61.33	234,794	$59.02
Granted	194,849	97.30	257,189	62.79
Vested and issued	(52,465)	65.42	(7,104)	78.13
Forfeited or canceled	(3,615)	66.37	(849)	63.44
Outstanding at March 31	615,582	$72.34	484,030	$60.73
Vested, but not issuable at March 31	95,806	$52.67	94,348	$52.21

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2022 and March 31, 2021 is presented below:

	Three months ended March 31, 2022		Three months ended March 31, 2021
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	557,255	$62.94	482,608	$71.15
Granted	159,202	97.21	206,465	58.85
Added by performance factor at vesting	—	—	—	—
Vested and issued	—	—	—	—
Expired, canceled or forfeited	(159,952)	71.56	(125,622)	87.88
Outstanding at March 31	556,505	$70.27	563,451	$62.91
Vested, but deferred at March 31	35,285	$43.88	34,748	$43.28
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

Other

At the January 2022 Board of Directors meeting, a quarterly cash dividend of $0.34 per share ($1.36 on an annualized basis) was declared. It was paid on February 24, 2022 to shareholders of record as of February 10, 2022.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$8,724	$27,111	$(31,743)	$4,092
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(151,114)	25,023	2,288	(123,803)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(183)	3,926	—	3,743
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(31)	—	—	(31)
Net other comprehensive (loss) income during the period, net of tax	$(151,328)	$28,949	$2,288	$(120,091)
Balance at March 31, 2022	$(142,604)	$56,060	$(29,455)	$(115,999)

Balance at January 1, 2021	$70,737	$(23,090)	$(32,265)	$15,382
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(44,519)	32,345	2,180	(9,994)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(154)	4,912	—	4,758
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(42)	—	—	(42)
Net other comprehensive (loss) income during the period, net of tax	$(44,715)	$37,257	$2,180	$(5,278)
Balance at March 31, 2021	$26,022	$14,167	$(30,085)	$10,104

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2022	2021
Accumulated unrealized gains on securities
Gains included in net income	$250	$210	(Losses) gains on investment securities, net
	250	210	Income before taxes
Tax effect	(67)	(56)	Income tax expense
Net of tax	$183	$154	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$4,819	$4,897	Interest on deposits
Amount reclassified to interest expense on other borrowings	534	669	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	—	1,130	Interest on junior subordinated debentures
	(5,353)	(6,696)	Income before taxes
Tax effect	1,427	1,784	Income tax expense
Net of tax	$(3,926)	$(4,912)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(In thousands, except per share data)		March 31, 2022	March 31, 2021
Net income		$127,391	$153,148
Less: Preferred stock dividends		6,991	6,991
Net income applicable to common shares	(A)	$120,400	$146,157

Weighted average common shares outstanding	(B)	57,196	56,904
Effect of dilutive potential common shares
Common stock equivalents		862	681
Weighted average common shares and effect of dilutive potential common shares	(C)	58,058	57,585
Net income per common share:
Basic	(A/B)	$2.11	$2.57
Diluted	(A/C)	$2.07	$2.54

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect of inclusion would either reduce the loss per share or increase the income per share.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of March 31, 2022 compared with December 31, 2021 and March 31, 2021, and the results of operations for the three month periods ended March 31, 2022 and March 31, 2021, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic by the World Health Organization, resulting in unprecedented uncertainty and volatility in world-wide financial markets. Governments' actions calling for shelter in place and social distancing led to rapid changes in business revenues, increased unemployment, and negatively impacted consumer activity, all of which have impacted the Company and our three primary business segments (community banking, specialty finance and wealth management). Although vaccines and related boosters are now being widely distributed, the COVID-19 pandemic, including the continued emergence of variant strains of the virus, may continue to impact the Company's future results.

The Company activated its pandemic response plan in early March 2020, as well as applicable elements of its business continuity plan. Following two years during which designated Company employees worked almost entirely remotely, at present, the majority of the Company’s workforce has discontinued fully remote work and has transitioned back to working on site, where enhanced safety measures have been implemented, for all or a portion of the workweek.

Since March of 2020, the Company has taken a number of actions to help ensure that it has adequate liquidity and capital to manage through the COVID-19 pandemic, including issuing fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a public offering of depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock (the “Depositary Shares”). We believe the Company currently has adequate liquidity and capital. However, we will continue to prudently evaluate available liquidity sources if necessary.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program (“PPP”), which was designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain banks, under the administration of the Small Business Administration (“SBA”). From the date the Company began accepting applications, April 3, 2020, through June 30, 2021, the Company secured authorization from the SBA and funded over 19,400 PPP loans, which are forgivable under certain circumstances, with a carrying balance of approximately $4.8 billion. From the loans originated under the program, the Company has generated net fees of $146.0 million to be recognized over the life of the PPP loans adjusted for estimated prepayments. As of March 31, 2022 the carrying balance of such loans was reduced to approximately $254.0 million primarily resulting from forgiveness by the SBA.

Although many restrictive measures related to the COVID-19 pandemic have been lifted and associated economic conditions appear to have stabilized, we continue to monitor the impact of COVID-19 closely, so that the Company can implement necessary responses as circumstances evolve. The extent to which the COVID-19 pandemic will impact our operations and financial conditions remains uncertain. Please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q for additional information.

First Quarter Highlights

The Company recorded net income of $127.4 million for the first quarter of 2022 compared to $153.1 million in the first quarter of 2021. The results for the first quarter of 2022 demonstrate continued momentum on our operating strengths, including significant organic loan growth despite continued payoffs through forgiveness within the Company’s PPP portfolio, continued expansion of net interest income as a result of growth in earning assets and the net interest margin, strong credit quality metrics and a favorable fair value adjustment to the Company’s mortgage servicing rights (“MSRs”) portfolio. Additionally, volatility in the interest rate environment resulted in a significant negative fair value adjustments to the Company’s available-for-sale investment securities portfolio and a corresponding significant negative adjustment to accumulated other comprehensive income or loss. As a result, comprehensive income totaled $7.3 million for the first quarter of 2022 compared to $147.9 million for the first quarter of 2021. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments.

The Company increased its loan portfolio from $33.2 billion at March 31, 2021 and $34.8 billion at December 31, 2021 to $35.3 billion at March 31, 2022. The increase in the current period compared to the prior periods was primarily a result of organic growth in several portfolios, including the commercial, industrial and other (excluding PPP loans), commercial real estate, residential real estate loans held for investment, property and casualty insurance premium finance receivable and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $299.3 million in the first quarter of 2022 compared to $261.9 million in the first quarter of 2021. This increase in net interest income recorded in the first quarter of 2022 compared to the first quarter of 2021 resulted primarily from growth in earning assets, specifically a $2.4 billion increase in average loans, and an increase in net interest margin. Net interest margin of 2.60% (2.61% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2022 compared favorably to 2.53% (2.54% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2021, primarily due to lower repricing on time deposits and a shift in earning asset mix through liquidity deployment with increasing investment securities and decreasing levels of lower yielding liquidity management assets (see "Net Interest Income" for further detail).

Non-interest income totaled $162.8 million in the first quarter of 2022 compared to $186.5 million in the first quarter of 2021. This decrease was primarily due to decreases in mortgage banking revenues due to origination volumes declining from historically elevated levels experienced in early 2021 as well as declines in margins earned on sales (see “Non-Interest Income” for further detail).

Non-interest expense totaled $284.3 million in the first quarter of 2022, a decrease of $2.6 million, or 1%, compared to the first quarter of 2021. The decrease compared to the first quarter of 2021 was primarily attributable to lower salaries and employee benefits, partially offset by higher advertising and marketing expense (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the first quarter of 2022, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At March 31, 2022, the Company had approximately $4.5 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three months ended March 31, 2022, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2022	March 31, 2021	Percentage (%) or Basis Point (bp) Change
Net income	$127,391	$153,148	(17)%
Pre-tax income, excluding provision for credit losses (non-GAAP) (2)	177,786	161,512	10
Net income per common share—Diluted	2.07	2.54	(18)
Net revenue (1)	462,084	448,401	3
Net interest income	299,294	261,895	14
Net interest margin	2.60%	2.53%	7	bps
Net interest margin - fully taxable equivalent (non-GAAP) (2)	2.61	2.54	7
Net overhead ratio (3)	1.00	0.90	10
Return on average assets	1.04	1.38	(34)
Return on average common equity	11.94	15.80	(386)
Return on average tangible common equity (non-GAAP) (2)	14.48	19.49	(501)
At end of period
Total assets	$50,250,661	$45,682,202	10%
Total loans, excluding loans held-for-sale	35,280,547	33,171,233	6
Total loans, including loans held-for-sale	35,887,092	34,431,426	4
Total deposits	42,219,322	37,872,652	11
Total shareholders’ equity	4,492,256	4,252,511	6
Book value per common share (2)	$71.26	$67.34	6
Tangible common book value per share (2)	59.34	55.42	7
Market price per common share	92.93	75.80	23
Allowance for loan and unfunded lending-related commitment losses to total loans	0.85%	0.97%	(12)	bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars and shares in thousands)	2022	2021	2021
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$328,252	$327,979	$305,469
Taxable-equivalent adjustment:
- Loans	427	417	384
- Liquidity management assets	465	486	500
- Other earning assets	2	2	—
(B) Interest Income (non-GAAP)	$329,146	$328,884	$306,353
(C) Interest Expense (GAAP)	28,958	32,003	43,574
(D) Net Interest Income (GAAP) (A minus C)	$299,294	$295,976	$261,895
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	$300,188	$296,881	$262,779
Net interest margin (GAAP)	2.60%	2.54%	2.53%
Net interest margin, fully taxable-equivalent (non-GAAP)	2.61	2.55	2.54
(F) Non-interest income	$162,790	$133,767	$186,506
(G) (Losses) gains on investment securities, net	(2,782)	(1,067)	1,154
(H) Non-interest expense	284,298	283,399	286,889
Efficiency ratio (H/(D+F-G))	61.16%	65.78%	64.15%
Efficiency ratio (non-GAAP) (H/(E+F-G))	61.04	65.64	64.02

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$4,492,256	$4,498,688	$4,252,511
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(682,101)	(683,456)	(680,052)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,397,655	$3,402,732	$3,159,959
(J) Total assets (GAAP)	$50,250,661	$50,142,143	$45,682,202
Less: Acquisition-related intangible assets (GAAP)	(682,101)	(683,456)	(680,052)
(K) Total tangible assets (non-GAAP)	$49,568,560	$49,458,687	$45,002,150
Common equity to assets ratio (GAAP) (L/J)	8.1%	8.1%	8.4%
Tangible common equity ratio (non-GAAP) (I/K)	6.9	6.9	7.0

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$4,492,256	$4,498,688	$4,252,511
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$4,079,756	$4,086,188	$3,840,011
(M) Actual common shares outstanding	57,253	57,054	57,023
Book value per common share (L/M)	$71.26	$71.62	$67.34
Tangible book value per common share (non-GAAP) (I/M)	59.34	59.64	55.42

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$120,400	$91,766	$146,157
Add: Acquisition-related intangible asset amortization	1,609	1,811	2,007
Less: Tax effect of acquisition-related intangible asset amortization	(430)	(505)	(522)
After-tax acquisition-related intangible asset amortization	$1,179	$1,306	$1,485
(O) Tangible net income applicable to common shares (non-GAAP)	$121,579	$93,072	$147,642
Total average shareholders' equity	$4,500,460	$4,433,953	$4,164,890
Less: Average preferred stock	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders' equity	$4,087,960	$4,021,453	$3,752,390
Less: Average acquisition-related intangible assets	(682,603)	(677,470)	(680,805)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,405,357	$3,343,983	$3,071,585
Return on average common equity, annualized (N/P)	11.94%	9.05%	15.80%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	14.48	11.04	19.49

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$173,680	$137,045	$206,859
Add: Provision for credit losses	4,106	9,299	(45,347)
Pre-tax income, excluding provision for credit losses (non-GAAP)	$177,786	$146,344	$161,512

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Estimates” beginning on page 55 of the Company’s 2021 Form 10-K.

Net Income

Net income for the quarter ended March 31, 2022 totaled $127.4 million, an decrease of $25.8 million, or 17%, compared to the quarter ended March 31, 2021. On a per share basis, net income for the first quarter of 2022 totaled $2.07 per diluted common share compared to $2.54 for the first quarter of 2021.

The decrease in net income for the first quarter of 2022 as compared to the same period in the prior year is primarily attributable to a release of credit reserves in the first quarter of 2021, primarily attributable to positive changes in the Company’s macroeconomic forecasts in addition to improvement in portfolio characteristics, as well as lower mortgage banking revenue, partially offset by higher net interest income. See “Net Interest Income”, “Non-interest Income”, “Non-interest Expense” and “Loan Portfolio and Asset Quality” for further detail.

Net Interest Income

The primary source of the Company’s revenue is net interest income. Net interest income is the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on the liabilities to fund those assets, including interest-bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates, and the amount and composition of earning assets and interest bearing liabilities.

Quarter Ended March 31, 2022 compared to the Quarters Ended December 31, 2021 and March 31, 2021

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the first quarter of 2022 as compared to the fourth quarter of 2021 (sequential quarters) and first quarter of 2021 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2021
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$4,563,726	$6,148,165	$4,230,886	$2,118	$2,427	$1,199	0.19%	0.16%	0.11%
Investment securities(2)	6,378,022	5,317,351	3,944,676	32,863	27,696	19,764	2.09	2.07	2.03
FHLB and FRB stock	135,912	135,414	135,758	1,772	1,776	1,745	5.29	5.20	5.21
Liquidity management assets(3)(8)	$11,077,660	$11,600,930	$8,311,320	$36,753	$31,899	$22,708	1.35%	1.09%	1.11%
Other earning assets(3)(4)(8)	25,192	28,298	20,370	181	194	125	2.91	2.71	2.50
Mortgage loans held-for-sale	664,019	827,672	1,151,848	6,087	7,234	9,036	3.72	3.47	3.18
Loans, net of unearned income(3)(5)(8)	34,830,520	33,677,777	32,442,927	286,125	289,557	274,484	3.33	3.41	3.43
Total earning assets(8)	$46,597,391	$46,134,677	$41,926,465	$329,146	$328,884	$306,353	2.86%	2.83%	2.96%
Allowance for loan and investment security losses	(253,080)	(254,874)	(327,080)
Cash and due from banks	481,634	468,331	366,413
Other assets	2,675,899	2,770,643	3,022,935
Total assets	$49,501,844	$49,118,777	$44,988,733

NOW and interest-bearing demand deposits	$4,287,228	$3,962,739	$3,493,451	$849	$774	$901	0.08%	0.08%	0.10%
Wealth management deposits	4,427,301	4,514,319	4,156,398	7,098	7,595	7,351	0.65	0.67	0.72
Money market accounts	11,353,348	11,274,230	9,335,920	2,609	2,604	2,865	0.09	0.09	0.12
Savings accounts	3,904,299	3,766,037	3,587,566	336	345	430	0.03	0.04	0.05
Time deposits	3,861,371	4,058,282	4,875,392	3,962	5,254	16,397	0.42	0.51	1.36
Interest-bearing deposits	$27,833,547	$27,575,607	$25,448,727	$14,854	$16,572	$27,944	0.22%	0.24%	0.45%
Federal Home Loan Bank advances	1,241,071	1,241,073	1,228,433	4,816	4,923	4,840	1.57	1.57	1.60
Other borrowings	494,267	501,933	518,188	2,239	2,250	2,609	1.84	1.78	2.04
Subordinated notes	436,966	436,861	436,532	5,482	5,514	5,477	5.02	5.05	5.02
Junior subordinated debentures	253,566	253,566	253,566	1,567	2,744	2,704	2.47	4.23	4.27
Total interest-bearing liabilities	$30,259,417	$30,009,040	$27,885,446	$28,958	$32,003	$43,574	0.39%	0.42%	0.63%
Non-interest-bearing deposits	13,734,064	13,640,270	11,811,194
Other liabilities	1,007,903	1,035,514	1,127,203
Equity	4,500,460	4,433,953	4,164,890
Total liabilities and shareholders’ equity	$49,501,844	$49,118,777	$44,988,733
Interest rate spread(6)(8)							2.47%	2.41%	2.33%
Less: Fully taxable-equivalent adjustment				(894)	(905)	(884)	(0.01)	(0.01)	(0.01)
Net free funds/contribution(7)	$16,337,974	$16,125,637	$14,041,019				0.14	0.14	0.21
Net interest income/margin (GAAP)(8)				$299,294	$295,976	$261,895	2.60%	2.54%	2.53%
Fully taxable-equivalent adjustment				894	905	884	0.01	0.01	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$300,188	$296,881	$262,779	2.61%	2.55%	2.54%
(1)Includes interest-bearing deposits with banks and securities purchased under resale agreements with original maturities of greater than three months. Cash equivalents include federal funds sold and securities purchased under resale agreements with original maturities of three months or less.
(2)Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021 were $894,000, $905,000 and $884,000, respectively.
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
(8)See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

For the first quarter of 2022, net interest income totaled $299.3 million, an increase of $3.3 million as compared to the fourth quarter of 2021, and an increase of $37.4 million as compared to the first quarter of 2021. Net interest margin was 2.60% (2.61% on a FTE basis, non-GAAP) during the first quarter of 2022 compared to 2.54% (2.55% on a FTE basis, non-GAAP) during the fourth quarter of 2021, and 2.53% (2.54% on a FTE basis, non-GAAP) during the first quarter of 2021.

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month period ended March 31, 2022 to each of the three month periods ended December 31, 2021 and March 31, 2021. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2022 Compared to Fourth Quarter of 2021	First Quarter of 2022 Compared to First Quarter of 2021
(In thousands)
Net interest income, FTE basis (non-GAAP) for comparative period	$296,881	$262,779
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	6,572	21,716
Change due to interest rate fluctuations (rate)	3,386	15,693
Change due to number of days in each period	(6,651)	—
Less: FTE adjustment	(894)	(894)
Net interest income (GAAP)(1) for the period ended March 31, 2022	$299,294	$299,294
FTE adjustment	894	894
Net interest income, FTE basis (non-GAAP)(1)	$300,188	$300,188
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2022	March 31, 2021
Brokerage	$4,632	$5,040	$(408)	(8)%
Trust and asset management	26,762	24,269	2,493	10
Total wealth management	31,394	29,309	2,085	7
Mortgage banking	77,231	113,494	(36,263)	(32)
Service charges on deposit accounts	15,283	12,036	3,247	27
(Losses) gains on investment securities, net	(2,782)	1,154	(3,936)	NM
Fees from covered call options	3,742	—	3,742	NM
Trading gains, net	3,889	419	3,470	NM
Operating lease income, net	15,475	14,440	1,035	7
Other:
Interest rate swap fees	4,569	2,488	2,081	84
BOLI	48	1,124	(1,076)	(96)
Administrative services	1,853	1,256	597	48
Foreign currency remeasurement gains	11	99	(88)	(89)
Early pay-offs of capital leases	265	(52)	317	NM
Miscellaneous	11,812	10,739	1,073	10
Total Other	18,558	15,654	2,904	19
Total Non-interest Income	$162,790	$186,506	$(23,716)	(13)%
NM - Not meaningful.

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased in the first quarter of 2022 as compared to the first quarter of 2021 due to an increase in trust and asset management fees. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as the volume of tax-deferred like-kind exchange services provided during a period. Such revenue increased in the first quarter of 2022 primarily as a result of market appreciation related to managed money accounts with fees based on assets under management and higher asset levels from new customers and new financial advisors as compared to the first quarter of 2021. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions of Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Mortgage banking revenue decreased in the first quarter of 2022 as compared to the first quarter of 2021 as a result of a decrease in loans originated for sale and lower production margins, partially offset by more favorable fair value adjustments of mortgage servicing rights. Mortgage loans originated for sale totaled $895.5 million in the first quarter of 2022 as compared to $2.2 billion in the first quarter of 2021. The decrease in originations was primarily due to rising interest rates reducing refinance incentives for borrowers. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During the first quarter of 2022, the fair value of the MSRs portfolio increased as a favorable fair value adjustment of $43.4 million was recorded as well as retained servicing rights led to capitalization of $14.4 million, partially offset by a reduction in value of $6.0 million due to payoffs and paydowns of the existing portfolio.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Originations:
Retail originations	$647,785	$1,641,664
Veterans First originations	247,738	580,303
Total originations for sale (A)	$895,523	$2,221,967
Originations for investment	274,628	321,858
Total originations	$1,170,151	$2,543,825

Retail originations as percentage of originations for sale	72%	74%
Veterans First originations as a percentage of originations for sale	28	26

Purchases as a percentage of originations for sale	53%	27%
Refinances as a percentage of originations for sale	47	73

Production Margin:
Production revenue (B) (1)	$14,585	$71,282

Total originations for sale (A)	$895,523	$2,221,967
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	330,196	798,534
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	353,509	1,072,717
Total mortgage production volume (C)	$872,210	$1,947,784
Production margin (B/C)	1.67%	3.66%

Mortgage Servicing:
Loans serviced for others (D)	$13,426,535	$11,530,676
MSRs, at fair value (E)	199,146	124,316
Percentage of MSRs to loans serviced for others (E/D)	1.48%	1.08%
Servicing income	$10,851	$9,636

Components of MSR:
MSR - current period capitalization	$14,401	$24,616
MSR - collection of expected cash flow - paydowns	(1,215)	(728)
MSR - collection of expected cash flow - payoffs	(4,801)	(9,440)
MSR - changes in fair value model assumptions	43,365	18,045

Summary of Mortgage Banking Revenue:
Production revenue (1)	$14,585	$71,282
Servicing income	10,851	9,636
MSR activity	51,750	32,493
Other	45	83
Total mortgage banking revenue	$77,231	$113,494
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

Service charges on deposits increased in the first quarter of 2022 as compared to the first quarter of 2021 as a result of higher account analysis fees on deposit accounts which increased as a result of the Company’s commercial banking initiatives. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

The Company recognized net losses on investment securities of $2.8 million in the first quarter of 2022 primarily as a result of unrealized losses on equity investments.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at March 31, 2022 and March 31, 2021.

The Company recognized $3.9 million of trading gains in the first quarter of 2022 compared to trading gains of $419,000 in first quarter of 2021. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges. Trading gains in the first quarter of 2022 relate primarily to a favorable market value adjustment on an interest rate cap derivative held as an economic hedge for potentially rising interest rates.

Interest rate swap fee revenue totaled $4.6 million in the first quarter of 2022 and $2.5 million in first quarter of 2021. Swap fee revenues result from interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	March 31, 2022	March 31, 2021
Salaries and employee benefits:
Salaries	$92,116	$91,053	$1,063	1%
Commissions and incentive compensation	51,793	61,367	(9,574)	(16)
Benefits	28,446	28,389	57	0
Total salaries and employee benefits	172,355	180,809	(8,454)	(5)
Software and equipment	22,810	20,912	1,898	9
Operating lease equipment depreciation	9,708	10,771	(1,063)	(10)
Occupancy, net	17,824	19,996	(2,172)	(11)
Data processing	7,505	6,048	1,457	24
Advertising and marketing	11,924	8,546	3,378	40
Professional fees	8,401	7,587	814	11
Amortization of other acquisition-related intangible assets	1,609	2,007	(398)	(20)
FDIC insurance	7,729	6,558	1,171	18
OREO expense, net	(1,032)	(251)	(781)	NM
Other:
Commissions—3rd party brokers	917	846	71	8
Postage	1,416	1,743	(327)	(19)
Miscellaneous	23,132	21,317	1,815	9
Total other	25,465	23,906	1,559	7
Total Non-interest Expense	$284,298	$286,889	$(2,591)	(1)%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Total salaries and employee benefits expense decreased in the first quarter of 2022 compared to the first quarter of 2021 primarily due to reduced commissions and incentive compensation expense. Commissions and incentive compensation decreased primarily due to lower commission expense due to declining mortgage production.

Software and equipment expense increased in the first quarter of 2022 compared to the first quarter of 2021 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities.

Occupancy expense decreased in the first quarter of 2022 compared to the first quarter of 2021 primarily as a result of losses recognized related to the sale or closure of certain branches in the first quarter of 2021.

Advertising and marketing expenses increased in the first quarter of 2022 compared to the first quarter of 2021 as a result of higher digital advertising costs as well as increased sponsorship activity. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities and various products, and to attract loans and deposits and announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the type of marketing programs utilized, which are determined based on the market area, targeted audience, competition and various other factors.

Miscellaneous expense increased in the first quarter of 2022 compared to the first quarter of 2021 as a result of a higher costs related to lending originations that are not deferred. Miscellaneous expense also includes ATM expenses, correspondent bank charges, directors fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $46.3 million in the first quarter of 2022 compared to $53.7 million in the first quarter of 2021. The effective tax rates were 26.65% in the first quarter of 2022 compared to 25.97% in the first quarter of 2021.

The effective tax rates were partially impacted by an increase in nondeductible expenses in the first quarter of 2022, and tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded excess tax benefits of $2.2 million in the first quarter of 2022, compared to excess tax benefits of $1.3 million in the first quarter of 2021 related to share-based compensation.

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

The community banking segment’s net interest income for the quarter ended March 31, 2022 totaled $228.6 million as compared to $203.5 million for the same period in 2021, an increase of $25.1 million, or 12%. The increase in the three month periods was primarily attributable to earning asset growth and lower deposits rates. The community banking segment’s non-interest income totaled $121.9 million in the first quarter of 2022, a decrease of $25.4 million, or 17%, when compared to the first quarter of 2021 total of $147.3 million. The decrease in the three month periods was primarily the result of reduced mortgage banking revenue due to lower originations for sale and lower gain on sale margin. The community banking segment recorded provision for credit losses of $4.1 million for the three months ended March 31, 2022 compared to a negative provision for credit losses of $46.6 million for the same period in 2021. The increase in provision for credit losses for the three month periods was primarily attributable to positive changes in the Company’s macroeconomic forecasts in the first quarter of 2021 in addition to improvement in portfolio characteristics, resulting in a significant release of reserves at that time. The community banking segment’s net income for the quarter ended March 31, 2022 totaled $90.1 million, a decrease of $31.7 million as compared to net income in the first quarter of 2021 of $121.8 million.

The specialty finance segment’s net interest income totaled $55.4 million for the quarter ended March 31, 2022, compared to $44.9 million for the same period in 2021, an increase of $10.5 million, or 23%. The increase was primarily attributable to growth in earning assets on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $24.1 million and $23.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase in non-interest income was primarily the result of higher originations and increased balances related to the property and casualty insurance premium finance portfolio and growth in business from the Company’s leasing division. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 41%, 29%, 25% and 5%, respectively, of the total revenues of our specialty finance business for the three month period ended March 31, 2022. The net income of the specialty finance segment for the quarter ended March 31, 2022 totaled $29.6 million as compared to $23.9 million for the quarter ended March 31, 2021.

The wealth management segment reported net interest income of $8.4 million for the first quarter of 2022 compared to $7.4 million in the same quarter of 2021, an increase of $0.9 million, or 12%. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.5 billion and $2.2 billion in the first three months of 2022 and 2021, respectively. This segment recorded non-interest income of $30.6 million for the first quarter of 2022 compared to $30.3 million for the first quarter of 2021. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $7.7 million for the first quarter of 2022 compared to $7.4 million for the first quarter of 2021.

Financial Condition

Total assets were $50.3 billion at March 31, 2022, representing an increase of $4.6 billion, or 10%, when compared to March 31, 2021 and an increase of approximately $108.5 million, or 1% on an annualized basis, when compared to December 31, 2021. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $44.6 billion at March 31, 2022, $44.5 billion at December 31, 2021, and $40.3 billion at March 31, 2021. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$664,019	1%	$827,672	2%	$1,151,848	3%
Loans, net of unearned income
Commercial, excluding PPP	$11,221,409	24%	$10,462,391	23%	$9,180,308	22%
Commercial - PPP	382,572	1	808,606	2	3,087,825	7
Commercial real estate	9,133,587	20	8,934,937	19	8,497,091	20
Home equity	328,817	1	342,671	1	408,565	1
Residential real estate	1,658,884	4	1,569,341	3	1,300,871	3
Premium finance receivables	12,056,395	25	11,504,952	25	9,910,388	24
Other loans	48,856	0	54,879	0	57,879	0
Total average loans (1)	$34,830,520	75%	$33,677,777	73%	$32,442,927	77%
Liquidity management assets (2)	11,077,660	24	11,600,930	25	8,311,320	20
Other earning assets (3)	25,192	0	28,298	0	20,370	0
Total average earning assets	$46,597,391	100%	$46,134,677	100%	$41,926,465	100%
Total average assets	$49,501,844		$49,118,777		$44,988,733
Total average earning assets to total average assets		94%		94%		93%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $664.0 million in the first quarter of 2022, compared to $827.7 million in the fourth quarter of 2021 and $1.2 billion in the first quarter of 2021. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The decrease in average balance from 2021 to 2022 was primarily due to lower mortgage origination production. See “Loan Portfolio and Asset Quality” section below in this Item 2 for additional discussion of these early buyout options.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $34.8 billion in the first quarter of 2022, increasing $2.4 billion, or 7%, from the first quarter of 2021 and increasing $1.2 billion, or 14% on an annualized basis, from the fourth quarter of 2021. Average commercial loans, excluding PPP loans, totaled $11.2 billion in the first quarter of 2022, and increased $2.0 billion, or 22%, over the average balance in the first quarter of 2021 and $759.0 million, or 29% on an annualized basis, over the average balance in the fourth quarter of 2021. Average commercial PPP loans totaled $382.6 million in the first quarter of 2022, and decreased $2.7 billion, or 88%, from the average balance in the first quarter of 2021 and decreased $426.0 million from the average balance in the fourth quarter of 2021. The decrease in the first quarter of 2022 compared to the fourth quarter of 2021 and first quarter of 2021 is primarily the result of significant payoffs in the portfolio through the forgiveness process administered by the SBA. Average commercial real estate loans totaled $9.1 billion in the first quarter of 2022, increasing $636.5 million, or 7%, over the first quarter of 2021. Combined, the commercial and commercial real estate loan categories comprised 60% of the average loan portfolio in the first quarter of 2022 as compared to 60% in the fourth quarter of 2021 and 64% in the first quarter of 2021. Excluding the impact of PPP loans, growth realized in these aggregated categories for the first quarter of 2022 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts.

Home equity loan portfolio averaged $328.8 million in the first quarter of 2022, and decreased $79.7 million, or 20% from the average balance of $408.6 million in same period of 2021. The decrease in the home equity loan portfolio is primarily the result of borrowers preferring to finance through longer term, low rate mortgage loans. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.7 billion in the first quarter of 2022, and increased $358.0 million, or 28% from the average balance of $1.3 billion in same period of 2021. Additionally, compared to the quarter ended December 31, 2021, the average balance increased $89.5 million, or 23% on an annualized basis. The increase in average balance compared to both periods was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

Average premium finance receivables totaled $12.1 billion in the first quarter of 2022, and accounted for 35% of the Company’s average total loans. In the first quarter of 2022, average premium finance receivables increased $2.1 billion, or 22%, from the same period of 2021. The increase during the first quarter of 2022 compared to the first quarter of 2021 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $3.4 billion of premium finance receivables were originated in the first quarter of 2022 compared to $2.8 billion during the same period of 2021. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 40% and 60%, respectively, of the average total balance of premium finance receivables for the first quarter of 2022, and 40% and 60%, respectively, for the first quarter of 2021.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity management assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 24% and 20% of total average earning assets in the first quarter of 2022 and 2021, respectively. Average liquidity management assets increased $2.8 billion in the first quarter of 2022 compared to the same period of 2021. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2022		December 31, 2021		March 31, 2021
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$11,583,963	33%	$11,904,068	34%	$12,708,207	38%
Commercial real estate	9,235,074	26	8,990,286	26	8,544,779	26
Home equity	321,435	1	335,155	1	390,253	1
Residential real estate	1,799,985	5	1,637,099	5	1,421,973	4
Premium finance receivables—property and casualty	4,937,408	14	4,855,487	14	3,958,543	12
Premium finance receivables—life insurance	7,354,163	21	7,042,810	20	6,111,495	19
Consumer and other	48,519	0	24,199	0	35,983	0
Total loans, net of unearned income	$35,280,547	100%	$34,789,104	100%	$33,171,233	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of March 31, 2022 and 2021:

	As of March 31, 2022			As of March 31, 2021
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other, excluding commercial PPP	$11,329,999	54.4%	$120,910	$9,415,225	44.3%	$95,637
Commercial PPP	253,964	1.2	1	3,292,982	15.5	3
Total commercial	$11,583,963	55.6%	$120,911	$12,708,207	59.8%	$95,640
Commercial Real Estate:
Construction and development	$1,396,406	6.7%	$34,206	$1,353,324	6.4%	$45,327
Non-construction	7,838,668	37.7	110,700	7,191,455	33.8	136,465
Total commercial real estate	$9,235,074	44.4%	$144,906	$8,544,779	40.2%	$181,792
Total commercial and commercial real estate	$20,819,037	100.0%	$265,817	$21,252,986	100.0%	$277,432

Commercial real estate - collateral location by state:
Illinois	$6,450,630	69.8%		$6,256,230	73.2%
Wisconsin	771,336	8.4		771,382	9.0
Total primary markets	$7,221,966	78.2%		$7,027,612	82.2%
Indiana	340,862	3.7		310,494	3.6
Florida	183,824	2.0		130,759	1.5
Arizona	103,735	1.1		73,892	0.9
California	137,726	1.5		88,514	1.0
Texas	164,144	1.8		85,228	1.0
Other	1,082,817	11.7		828,280	9.8
Total commercial real estate	$9,235,074	100.0%		$8,544,779	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. In addition, the Company has participated in the PPP starting in 2020. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the Company’s commercial loan portfolio, excluding PPP, our allowance for credit losses in our commercial loan portfolio increased to $120.9 million as of March 31, 2022 compared to $95.6 million as of March 31, 2021.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 78.2% of our commercial real estate loan portfolio is located in this region as of March 31, 2022. We have been able to effectively manage our total non-performing commercial real estate loans. As of March 31, 2022, our allowance for credit losses related to this portfolio was $144.9 million compared to $181.8 million as of March 31, 2021. The decrease in the allowance for credit losses in our commercial real estate portfolio is primarily due to the impact on the Company’s loan loss modeling from improving macroeconomic conditions and expectations between the two reporting dates primarily related to the Commercial Real Estate Price Index.

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

Residential real estate. Our residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of March 31, 2022, our residential loan portfolio totaled $1.8 billion, or 5% of our total outstanding loans.

Our adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of March 31, 2022, $11.9 million of our residential real estate portfolio, including early buyout loans guaranteed by U.S. government agencies, or 0.7%, were classified as nonaccrual, $29.0 million in loans were 90 or more days past due and still accruing, $19.3 million were 30 to 89 days past due, or 1.1%, and $1.7 billion were current, or 96.7%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, we generally sell in the secondary market loans originated with long-term fixed rates, for which we receive fee income. We may also selectively retain certain of these loans within our banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of

March 31, 2022 and 2021 was $13.4 billion and $11.5 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. If such intent to cure and resell changes subsequent to early buyout, the Company reclassifies such loans as held-for-investment. Early buyout loans classified as held-for-investment totaled $50.1 million at March 31, 2022 compared to $51.8 million at March 31, 2021. Such loans consist of both the rebooked GNMA loans and the early buyout exercised loans classified as held-for-investment discussed above. Rebooked GNMA loans held-for-investment amounted to $13.5 million at March 31, 2022, compared to $45.5 million balance at March 31, 2021. The decrease in balance from March 31, 2021 to March 31, 2022 was the result of declining delinquencies between periods. As of March 31, 2022, early buyout exercised loans held-for-investment totaled $36.6 million compared to $6.3 million as of March 31, 2021. As of March 31, 2022, early buyout exercised mortgage loans held-for-sale totaled $310.0 million compared to $369.4 million as of March 31, 2021.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans.

Premium finance receivables – property and casualty. FIRST Insurance Funding and FIFC Canada originated approximately $3.0 billion in property and casualty insurance premium finance receivables in the first quarter of 2022 as compared to $2.4 billion of originations in the first quarter of 2021. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their property and casualty insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $374.0 million in life insurance premium finance receivables in the first quarter of 2022 as compared to $330.3 million of originations in the first quarter of 2021. The Company continues to experience a high level of competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at March 31, 2022 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2022	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$459,243	$2,128,103	$1,317,788	$11,690	$3,916,824
Fixed rate - PPP	14,053	239,911	—	—	253,964
Variable rate	7,410,135	2,985	55	—	7,413,175
Total commercial	$7,883,431	$2,370,999	$1,317,843	$11,690	$11,583,963
Commercial real estate
Fixed rate	445,996	2,464,523	528,599	38,784	3,477,902
Variable rate	5,740,276	16,896	—	—	5,757,172
Total commercial real estate	$6,186,272	$2,481,419	$528,599	$38,784	$9,235,074
Home equity
Fixed rate	13,341	3,596	7	40	16,984
Variable rate	304,451	—	—	—	304,451
Total home equity	$317,792	$3,596	$7	$40	$321,435
Residential real estate
Fixed rate	15,634	5,566	29,696	925,814	976,710
Variable rate	61,274	215,288	546,713	—	823,275
Total residential real estate	$76,908	$220,854	$576,409	$925,814	$1,799,985
Premium finance receivables - property & casualty
Fixed rate	4,794,729	142,679	—	—	4,937,408
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$4,794,729	$142,679	$—	$—	$4,937,408
Premium finance receivables - life insurance
Fixed rate	8,668	486,604	21,756	—	517,028
Variable rate	6,837,135	—	—	—	6,837,135
Total premium finance receivables - life insurance	$6,845,803	$486,604	$21,756	$—	$7,354,163
Consumer and other
Fixed rate	19,937	5,204	90	494	25,725
Variable rate	22,794	—	—	—	22,794
Total consumer and other	$42,731	$5,204	$90	$494	$48,519
Total per category
Fixed rate	5,757,548	5,236,275	1,897,936	976,822	13,868,581
Fixed rate - PPP	14,053	239,911	—	—	253,964
Variable rate	20,376,065	235,169	546,768	—	21,158,002
Total loans, net of unearned income	$26,147,666	$5,711,355	$2,444,704	$976,822	$35,280,547
Variable Rate Loan Pricing by Index:
Prime					$3,399,089
One- month LIBOR					7,944,718
Three- month LIBOR					299,324
Twelve- month LIBOR					6,803,367
U.S. Treasury tenors					115,188
SOFR tenors					1,758,787
Ameribor tenors					221,689
One-month BSBY					7,360
Other					608,480
Total variable rate					$21,158,002
LIBOR - London Interbank Offered Rate.
SOFR - Secured Overnight Financing Rate.
Ameribor - American Interbank Offered Rate.
BSBY - Bloomberg Short Term Bank Yield Index.

With its ongoing transition from LIBOR, the Company increased the portion of its loan portfolio with interest rate indices that are an alternative to LIBOR during that period, including emerging indices such as SOFR, Ameribor and BSBY. As shown above, at March 31, 2022, variable rate loans with loans priced at SOFR, Ameribor and one-month BSBY totaled $1.8 billion, $221.7 million and $7.4 million, respectively. Additionally, the percentage of the Company’s variable rate loans indexed to LIBOR decreased to 71% at March 31, 2022 compared to 86% at March 31, 2021. The Company continues its transition of its loan portfolio from LIBOR for both loans existing at March 31, 2022 and future new originations.

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
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in their portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company maintains an internal loan review function to independently review a portion of the loan portfolio to evaluate the appropriateness of management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the Office of the Comptroller of the Currency ("OCC"), and are also reviewed by our internal audit staff.
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

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets and TDRs performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$15	$—
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	—	—	—
Premium finance receivables—property and casualty	12,363	7,210	4,592
Premium finance receivables—life insurance	—	7	191
Consumer and other	43	137	161
Total loans past due greater than 90 days and still accruing	12,406	7,369	4,944
Non-accrual loans:
Commercial	16,878	20,399	22,459
Commercial real estate	12,301	21,746	34,380
Home equity	1,747	2,574	5,536
Residential real estate	7,262	16,440	21,553
Premium finance receivables—property and casualty	6,707	5,433	9,690
Premium finance receivables—life insurance	—	—	—
Consumer and other	4	477	497
Total non-accrual loans	44,899	67,069	94,115
Total non-performing loans:
Commercial	16,878	20,414	22,459
Commercial real estate	12,301	21,746	34,380
Home equity	1,747	2,574	5,536
Residential real estate	7,262	16,440	21,553
Premium finance receivables—property and casualty	19,070	12,643	14,282
Premium finance receivables—life insurance	—	7	191
Consumer and other	47	614	658
Total non-performing loans	$57,305	$74,438	$99,059
Other real estate owned	4,978	1,959	8,679
Other real estate owned—from acquisitions	1,225	2,312	7,134
Other repossessed assets	—	—	—
Total non-performing assets	63,508	$78,709	$114,872
Accruing TDRs not included within non-performing assets	$35,922	$37,486	$46,151
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.15%	0.17%	0.18%
Commercial real estate	0.13	0.24	0.40
Home equity	0.54	0.77	1.42
Residential real estate	0.40	1.00	1.52
Premium finance receivables—property and casualty	0.39	0.26	0.36
Premium finance receivables—life insurance	—	0.00	0.00
Consumer and other	0.10	2.54	1.83
Total non-performing loans	0.16%	0.21%	0.30%
Total non-performing assets, as a percentage of total assets	0.13%	0.16%	0.25%
Total non-accrual loans as a percentage of total loans	0.13%	0.19%	0.28%
Allowance for credit losses as a percentage of nonaccrual loans	670.77%	446.78%	341.29%
(1)Excludes early buy-out loans guaranteed by U.S. government agencies. Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.
(2)As of March 31, 2022, and December 31,2021, approximately $320,000 of TDRs were past due greater than 90 days and still accruing interest. No TDRs were past due greater than 90 days and still accruing interest as of March 31, 2021.

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

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at March 31, 2022 and December 31, 2021:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of March 31, 2022
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$16,878	$—	$1,294	$31,873	$11,279,954	$11,329,999
Commercial PPP loans	—	—	—	16	253,948	253,964
Commercial real estate
Construction and development	1,054	—	—	1,409	1,393,943	1,396,406
Non-construction	11,247	—	2,648	28,732	7,796,041	7,838,668
Home equity	1,747	—	199	545	318,944	321,435
Residential real estate, excluding early buy-out loans	7,262	—	293	18,808	1,723,526	1,749,889
Premium finance receivables
Property and casualty insurance loans	6,707	12,363	8,890	21,278	4,888,170	4,937,408
Life insurance loans	—	—	22,401	15,522	7,316,240	7,354,163
Consumer and other	4	43	5	221	48,246	48,519
Total loans, net of unearned income, excluding early buy-out loans	$44,899	$12,406	$35,730	$118,404	$35,019,012	$35,230,451
Early buy-out loans guaranteed by U.S. government agencies (1)	4,661	28,958	—	185	16,292	50,096
Total loans, net of unearned income	$49,560	$41,364	$35,730	$118,589	$35,035,304	$35,280,547

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of December 31, 2021
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$20,399	$—	$23,492	$42,933	$11,258,961	$11,345,785
Commercial PPP loans	—	15	770	928	556,570	558,283
Commercial real estate
Construction and development	1,377	—	—	2,809	1,352,018	1,356,204
Non-construction	20,369	—	284	37,634	7,575,795	7,634,082
Home equity	2,574	—	—	1,120	331,461	335,155
Residential real estate, excluding early buy-out loans	16,440	—	982	12,145	1,576,704	1,606,271
Premium finance receivables
Property and casualty insurance loans	5,433	7,210	15,490	22,419	4,804,935	4,855,487
Life insurance loans	—	7	12,614	66,651	6,963,538	7,042,810
Consumer and other	477	137	34	509	23,042	24,199
Total loans, net of unearned income, excluding early buy-out loans	$67,069	$7,369	$53,666	$187,148	$34,443,024	$34,758,276
Early buy-out loans guaranteed by U.S. government agencies (1)	—	—	—	275	30,553	30,828
Total loans, net of unearned income	$67,069	$7,369	$53,666	$187,423	$34,473,577	$34,789,104
(1)Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

As of March 31, 2022, $35.7 million of all loans, or 0.1% were 60 to 89 days (or two payments) past due and $118.6 million of all loans or 0.3% were 30 to 59 days (or one payment) past due. As of December 31, 2021, $53.7 million of all loans or 0.2%, were 60 to 89 days (or two payments) past due and $187.4 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2022 that were current with regard to the contractual terms of the loan agreement represent 99.2% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at March 31, 2022 that were current with regards to the contractual terms of the loan agreements comprise 98.5% of total residential real estate loans outstanding.

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2022	2021
Balance at beginning of period	$74,438	$127,513
Additions from becoming non-performing in the respective period	4,141	9,894
Return to performing status	(729)	(654)
Payments received	(20,139)	(22,731)
Transfer to OREO and other repossessed assets	(4,377)	(1,372)
Charge-offs	(2,354)	(2,952)
Net change for niche loans (1)	6,325	(10,639)
Balance at end of period	$57,305	$99,059
(1)This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for credit losses was appropriate at March 31, 2022, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Allowance for credit losses at beginning of period	$299,653	$379,910
Provision for credit losses	4,025	(45,386)
Other adjustments	22	30
Charge-offs:
Commercial	1,414	11,781
Commercial real estate	777	980
Home equity	197	—
Residential real estate	466	2
Premium finance receivables	1,678	3,239
Consumer and other	193	114
Total charge-offs	4,725	16,116
Recoveries:
Commercial	538	452
Commercial real estate	32	200
Home equity	93	101
Residential real estate	5	204
Premium finance receivables	1,476	1,782
Consumer and other	49	32
Total recoveries	2,193	2,771
Net charge-offs	(2,532)	(13,345)
Allowance for credit losses at period end	$301,168	$321,209
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.03%	0.37%
Commercial real estate	0.03	0.04
Home equity	0.13	(0.10)
Residential real estate	0.11	(0.06)
Premium finance receivables	0.01	0.06
Consumer and other	1.19	0.57
Total loans, net of unearned income	0.03%	0.17%
Loans at period-end	$35,280,547	$33,171,233
Allowance for loan losses as a percentage of loans at period end	0.71%	0.84%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.85	0.97
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end, excluding PPP loans	0.86	1.08

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $50.6 million and $43.5 million as of March 31, 2022 and March 31, 2021, respectively.

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

TDRs

At March 31, 2022, the Company had $44.9 million in loans modified in TDRs. The $44.9 million in TDRs represents 227 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $49.3 million representing 247 credits at December 31, 2021 and decreased from $56.6 million representing 273 credits at March 31, 2021.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was individually assessed when measuring the allowance for credit losses at March 31, 2022 and approximately $2.6 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at March 31, 2022, the Company was committed to lend an additional $16,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(In thousands)	2022	2021	2021
Accruing TDRs:
Commercial	$2,773	$4,131	$7,536
Commercial real estate	10,068	8,421	9,478
Residential real estate and other	23,081	24,934	29,137
Total accruing TDRs	$35,922	$37,486	$46,151
Non-accrual TDRs: (1)
Commercial	$4,935	$6,746	$5,583
Commercial real estate	2,050	2,050	1,309
Residential real estate and other	1,964	3,027	3,540
Total non-accrual TDRs	$8,949	$11,823	$10,432
Total TDRs:
Commercial	$7,708	$10,877	$13,119
Commercial real estate	12,118	10,471	10,787
Residential real estate and other	25,045	27,961	32,677
Total TDRs	$44,871	$49,309	$56,583
(1)Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of March 31, 2022 and March 31, 2021, and show the change in the balance during those periods:

Three months ended March 31, 2022 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$10,877	$10,471	$27,961	$49,309
Additions during the period	282	1,907	908	3,097
Reductions:
Charge-offs	(10)	(3)	(217)	(230)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	(1,120)	—	(287)	(1,407)
Payments received	(2,321)	(257)	(3,320)	(5,898)
Balance at period end	$7,708	$12,118	$25,045	$44,871

Three months ended March 31, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,190	$16,726	$33,276	$68,192
Additions during the period	151	237	1,738	2,126
Reductions:
Charge-offs	(1,409)	—	—	(1,409)
Transferred to OREO and other repossessed assets	(99)	—	(459)	(558)
Removal of TDR loan status (1)	—	(800)	(424)	(1,224)
Payments received	(3,714)	(5,376)	(1,454)	(10,544)
Balance at period end	$13,119	$10,787	$32,677	$56,583
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

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Balance at beginning of period	$4,271	$16,558
Disposal/resolved	(2,497)	(2,162)
Transfers in at fair value, less costs to sell	4,429	1,587
Fair value adjustments	—	(170)
Balance at end of period	$6,203	$15,813

	Period End
(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Residential real estate	$1,127	$1,310	$2,713
Residential real estate development	—	—	1,287
Commercial real estate	5,076	2,961	11,813
Total	$6,203	$4,271	$15,813

Deposits

Total deposits at March 31, 2022 were $42.2 billion, an increase of $4.3 billion, or 11%, compared to total deposits at March 31, 2021. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2022:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2022 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (1)
1-3 months	$777,783	0.35%
4-6 months	730,262	0.38
7-9 months	686,898	0.39
10-12 months	564,328	0.40
13-18 months	521,500	0.38
19-24 months	297,563	0.48
24+ months	157,661	0.53
Total	$3,735,995	0.39%
(1)Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$13,734,064	34%	$13,640,270	33%	$11,811,194	32%
NOW and interest-bearing demand deposits	4,287,228	10	3,962,739	10	3,493,451	9
Wealth management deposits	4,427,301	11	4,514,319	11	4,156,398	11
Money market	11,353,348	27	11,274,230	27	9,335,920	25
Savings	3,904,299	9	3,766,037	9	3,587,566	10
Time certificates of deposit	3,861,371	9	4,058,282	10	4,875,392	13
Total average deposits	$41,567,611	100%	$41,215,877	100%	$37,259,921	100%

Total average deposits for the first quarter of 2022 were $41.6 billion, an increase of $4.3 billion, or 12%, from the first quarter of 2021. The increase in average deposits is primarily attributable to organic growth of retail deposits.

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

	March 31,		December 31,
(Dollars in thousands)	2022	2021	2021	2020	2019
Total deposits	$42,219,322	$37,872,652	$42,095,585	$37,092,651	$30,107,138
Brokered deposits	2,541,159	2,142,257	1,591,083	1,843,227	1,011,404
Brokered deposits as a percentage of total deposits	6.0%	5.7%	3.8%	5.0%	3.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2022	2021	2021
FHLB advances	$1,241,071	$1,241,073	$1,228,433
Other borrowings:
Notes payable	80,261	85,612	101,653
Short-term borrowings	13,456	15,675	11,796
Secured borrowings	337,590	337,192	339,923
Other	62,960	63,454	64,816
Total other borrowings	$494,267	$501,933	$518,188
Subordinated notes	436,966	436,861	436,532
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$2,425,870	$2,433,433	$2,436,719
FHLB advances provide the banks with access to fixed-rate funds that are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $1.2 billion at each of March 31, 2022, December 31, 2021 and March 31, 2021.

Notes payable balances represent the balances on a loan agreement (“Credit Agreement”) with unaffiliated banks consisting of a $100.0 million revolving credit facility (“Revolving Credit Facility”) and a $150.0 million term facility (“Term Facility”). Both the Revolving Credit Facility and the Term Facility are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. In December of 2021, the Revolving Credit Facility was amended to increase the commitment amount by $50.0 million for a total commitment of $100.0 million. At March 31, 2022 and 2021, the Company had a balance under the Term Facility of $75.0 million and $96.4 million, respectively. The Company was contractually required to borrow the entire amount of the Term

Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At March 31, 2022, the Company had no outstanding balance under the Revolving Credit Facility.

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. These borrowings totaled $15.9 million at March 31, 2022 compared to $9.2 million at December 31, 2021 and $12.4 million at March 31, 2021. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

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

Other borrowings at March 31, 2022 include a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 and in October 2021 (“Fixed-Rate Promissory Note”) related to and secured by three office buildings owned by the Company. At March 31, 2022, the Fixed-Rate Promissory Note had a balance of $62.8 million compared to $63.3 million at December 31, 2021 and $64.7 million at March 31, 2021. An amendment to the Fixed-Rate Promissory Note was executed on and became effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. Another amendment to the Fixed-Rate Promissory Note was executed and effective as of October 6, 2021. The amendment reduced the interest rate from 3.00% to 1.70%. Under the Fixed-Rate Promissory Note, during the three months ended March 31, 2022, the Company made monthly principal payments and paid interest at a fixed rate of 1.70%.

At March 31, 2022, the Company had outstanding subordinated notes totaling $437.0 million compared to $436.9 million and $436.6 million outstanding at December 31, 2021 and March 31, 2021, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized costs paid related to the different issuances of such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of March 31, 2022, December 31, 2021 and March 31, 2021. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At March 31, 2022, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	March 31, 2022	December 31, 2021	March 31, 2021
Tier 1 leverage ratio	8.1%	8.0%	8.2%
Risk-based capital ratios:
Tier 1 capital ratio	9.6	9.6	10.2
Common equity tier 1 capital ratio	8.6	8.6	9.0
Total capital ratio	11.6	11.6	12.6
Other ratio:
Total average equity-to-total average assets(1)	9.1	9.0	9.3
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Leverage ratio	4.0%	NA	N/A
Tier 1 capital to risk-weighted assets	6.0	8.5	6.0
Common equity Tier 1 capital to risk-weighted assets	4.5	7.0	N/A
Total capital to risk-weighted assets	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of March 31, 2022 would exceed such revised well-capitalized standard.

In February 2019, the OCC, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule to address the changes to the measurement of the allowance for credit losses, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the adverse effects on regulatory capital that may result from the adoption of the new accounting standard as of its date of adoption, or January 1, 2020. In March 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period.

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January of 2022, the Company declared a quarterly cash dividend of $0.34 per common share. In January, April, July and October of 2021, the Company declared a quarterly cash dividend of $0.31 per common share.

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

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In the first quarter of 2021, we maintained our liquid assets to ensure that we have the balance sheet strength to serve our clients through the COVID-19 pandemic. As a result, the Company believes that it has sufficient funds and access to funds to effectively manage through the COVID-19 pandemic as well as meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, such as the impacts of the COVID-19 pandemic (including the continued emergence of variant strains), and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2021 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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
•economic conditions and events that affect the economy, housing prices, the job market and other factors that may adversely affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;
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
•the interest rate environment, including a prolonged period of low interest rates or rising interest rates, either broadly or for some types of instruments, which may affect the Company’s net interest income and net interest margin, and which could materially adversely affect the Company’s profitability;
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
•changes in accounting standards, rules and interpretations, and the impact on the Company’s financial statements;
•the ability of the Company to receive dividends from its subsidiaries;
•uncertainty about the discontinued use of LIBOR and transition to an alternative rate;
•a decrease in the Company’s capital ratios, including as a result of declines in the value of its loan portfolios, or otherwise;

•legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those changes that are in response to the COVID-19 pandemic, including without limitation the Coronavirus Aid, Relief, and Economic Security Act, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, and the rules and regulations that may be promulgated thereunder;
•a lowering of our credit rating;
•changes in U.S. monetary policy and changes to the Federal Reserve’s balance sheet, including changes in response to the COVID-19 pandemic, persistent inflation or otherwise;
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
•fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation; and
•widespread outages of operational, communication, or other systems, whether internal or provided by third parties, natural or other disasters (including acts of terrorism, armed hostilities and pandemics), and the effects of climate change.

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

Interest rate risk arises when the maturity or re-pricing periods and interest rate indices of the interest-earning assets, interest-bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest-earning assets, interest-bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result of interest rate fluctuations by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management would take appropriate actions with its asset-liability structure to mitigate these potentially adverse situations.

Since the Company’s primary source of interest-bearing liabilities is from customer deposits, the Company’s ability to manage the types and terms of such deposits is somewhat limited by customer preferences and local competition in the market areas in which the banks operate. The rates, terms and interest rate indices of the Company’s interest-earning assets result primarily from the Company’s strategy of investing in loans and securities that permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving an acceptable interest rate spread.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2022, December 31, 2021 and March 31, 2021 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2022	21.4%	11.0%	(11.3)%
December 31, 2021	25.3	12.4	(8.5)
March 31, 2021	22.0	10.2	(7.2)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2022	11.2%	5.8%	(7.1)%
December 31, 2021	13.9	6.9	(5.6)
March 31, 2021	10.7	5.4	(3.6)

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2022 and March 31, 2021. See Note 15 of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the three months ended March 31, 2022 and March 31, 2021.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the 2021 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. On October 28, 2021, the Board of Directors of the Company authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock. This authorization is incremental to the remaining authorization of approximately $23 million under the previous program, which the Board approved in 2019. The repurchase authorization does not have an expiration date. No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2022.

Item 6: Exhibits:

(a)Exhibits

3.1
Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2022).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	May 6, 2022	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)