Form 10-Q
period 2022-06-30
WINTRUST FINANCIAL CORP
filed 2022-08-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Common Stock — no par value, 60,736,285 shares, as of July 29, 2022

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2022	December 31, 2021	June 30, 2021
Assets
Cash and due from banks	$498,891	$411,150	$434,957
Federal funds sold and securities purchased under resale agreements	475,056	700,055	52
Interest-bearing deposits with banks	3,266,541	5,372,603	4,707,415
Available-for-sale securities, at fair value	2,970,121	2,327,793	2,188,608
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $83, $78 and $90 at June 30, 2022, December 31, 2021 and June 30, 2021, respectively ($2.9 billion, $2.9 billion and $2.5 billion fair value at June 30, 2022, December 31, 2021 and June 30, 2021, respectively)	3,413,469	2,942,285	2,498,232
Trading account securities	1,010	1,061	2,667
Equity securities with readily determinable fair value	93,295	90,511	86,316
Federal Home Loan Bank and Federal Reserve Bank stock	136,138	135,378	136,625
Brokerage customer receivables	21,527	26,068	23,093
Mortgage loans held-for-sale, at fair value	513,232	817,912	984,994
Loans, net of unearned income	37,053,103	34,789,104	32,911,187
Allowance for loan losses	(251,769)	(247,835)	(261,089)
Net loans	36,801,334	34,541,269	32,650,098
Premises, software and equipment, net	762,381	766,405	752,375
Lease investments, net	223,813	242,082	219,023
Accrued interest receivable and other assets	1,112,697	1,084,115	1,185,811
Trade date securities receivable	—	—	189,851
Goodwill	654,709	655,149	646,336
Other acquisition-related intangible assets	25,118	28,307	31,997
Total assets	$50,969,332	$50,142,143	$46,738,450

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$13,855,844	$14,179,980	$12,796,110
Interest-bearing	28,737,482	27,915,605	26,008,506
Total deposits	42,593,326	42,095,585	38,804,616
Federal Home Loan Bank advances	1,166,071	1,241,071	1,241,071
Other borrowings	482,787	494,136	518,493
Subordinated notes	437,162	436,938	436,719
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,308,797	1,122,159	1,144,974
Total liabilities	46,241,709	45,643,455	42,399,439
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2022, December 31, 2021 and June 30, 2021	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at June 30, 2022, December 31, 2021 and June 30, 2021	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2022, December 31, 2021 and June 30, 2021; 60,721,889 shares issued at June 30, 2022, 58,891,780 shares issued at December 31, 2021 and 58,770,304 shares issued at June 30, 2021	60,722	58,892	58,770
Surplus	1,880,913	1,685,572	1,669,002
Treasury stock, at cost, no shares at June 30, 2022, 1,837,689 shares at December 31, 2021, and 1,703,627 shares at June 30, 2021	—	(109,903)	(100,363)
Retained earnings	2,616,525	2,447,535	2,288,969
Accumulated other comprehensive (loss) income	(243,037)	4,092	10,133
Total shareholders’ equity	4,727,623	4,498,688	4,339,011
Total liabilities and shareholders’ equity	$50,969,332	$50,142,143	$46,738,450
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income
Interest and fees on loans	$320,501	$284,701	$606,199	$558,801
Mortgage loans held-for-sale	5,740	8,183	11,827	17,219
Interest-bearing deposits with banks	5,790	1,153	7,477	2,352
Federal funds sold and securities purchased under resale agreements	1,364	—	1,795	—
Investment securities	36,541	23,623	68,939	42,887
Trading account securities	4	1	9	3
Federal Home Loan Bank and Federal Reserve Bank stock	1,823	1,769	3,595	3,514
Brokerage customer receivables	205	149	379	272
Total interest income	371,968	319,579	700,220	625,048
Interest expense
Interest on deposits	18,985	24,298	33,839	52,242
Interest on Federal Home Loan Bank advances	4,878	4,887	9,694	9,727
Interest on other borrowings	2,734	2,568	4,973	5,177
Interest on subordinated notes	5,517	5,512	10,999	10,989
Interest on junior subordinated debentures	2,050	2,724	3,617	5,428
Total interest expense	34,164	39,989	63,122	83,563
Net interest income	337,804	279,590	637,098	541,485
Provision for credit losses	20,417	(15,299)	24,523	(60,646)
Net interest income after provision for credit losses	317,387	294,889	612,575	602,131
Non-interest income
Wealth management	31,369	30,690	62,763	59,999
Mortgage banking	33,314	50,584	110,545	164,078
Service charges on deposit accounts	15,888	13,249	31,171	25,285
(Losses) gains on investment securities, net	(7,797)	1,285	(10,579)	2,439
Fees from covered call options	1,069	1,388	4,811	1,388
Trading gains (losses), net	176	(438)	4,065	(19)
Operating lease income, net	15,007	12,240	30,482	26,680
Other	13,916	20,375	32,474	36,029
Total non-interest income	102,942	129,373	265,732	315,879
Non-interest expense
Salaries and employee benefits	167,326	172,817	339,681	353,626
Software and equipment	24,250	20,866	47,060	41,778
Operating lease equipment depreciation	8,774	9,949	18,482	20,720
Occupancy, net	17,651	17,687	35,475	37,683
Data processing	8,010	6,920	15,515	12,968
Advertising and marketing	16,615	11,305	28,539	19,851
Professional fees	7,876	7,304	16,277	14,891
Amortization of other acquisition-related intangible assets	1,579	2,039	3,188	4,046
FDIC insurance	6,949	6,405	14,678	12,963
Other real estate owned expense, net	294	769	(738)	518
Other	29,344	24,051	54,809	47,957
Total non-interest expense	288,668	280,112	572,966	567,001
Income before taxes	131,661	144,150	305,341	351,009
Income tax expense	37,148	39,041	83,437	92,752
Net income	$94,513	$105,109	$221,904	$258,257
Preferred stock dividends	6,991	6,991	13,982	13,982
Net income applicable to common shares	$87,522	$98,118	$207,922	$244,275
Net income per common share—Basic	$1.51	$1.72	$3.61	$4.29
Net income per common share—Diluted	$1.49	$1.70	$3.56	$4.24
Cash dividends declared per common share	$0.34	$0.31	$0.68	$0.62
Weighted average common shares outstanding	58,063	57,049	57,632	56,977
Dilutive potential common shares	775	726	823	691
Average common shares and dilutive common shares	58,838	57,775	58,455	57,668
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$94,513	$105,109	$221,904	$258,257
Unrealized (losses) gains on available-for-sale securities
Before tax	(166,536)	6,312	(372,553)	(54,414)
Tax effect	44,382	(1,684)	99,285	14,523
Net of tax	(122,154)	4,628	(273,268)	(39,891)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	—	584	250	794
Tax effect	—	(157)	(67)	(213)
Net of tax	—	427	183	581
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	44	47	86	104
Tax effect	(12)	(13)	(23)	(28)
Net of tax	32	34	63	76
Net unrealized (losses) gains on available-for-sale securities	(122,186)	4,167	(273,514)	(40,548)
Unrealized gains (losses) on derivative instruments
Before tax	2,375	(8,788)	41,856	42,004
Tax effect	(634)	2,341	(11,166)	(11,194)
Net unrealized gains (losses) on derivative instruments	1,741	(6,447)	30,690	30,810
Foreign currency adjustment
Before tax	(8,260)	2,876	(5,418)	5,610
Tax effect	1,667	(567)	1,113	(1,121)
Net foreign currency adjustment	(6,593)	2,309	(4,305)	4,489
Total other comprehensive (loss) income	(127,038)	29	(247,129)	(5,249)
Comprehensive (loss) income	$(32,525)	$105,138	$(25,225)	$253,008
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2021	$412,500	$58,727	$1,663,008	$(100,363)	$2,208,535	$10,104	$4,252,511
Net income	—	—	—	—	105,109	—	105,109
Other comprehensive income, net of tax	—	—	—	—	—	29	29
Cash dividends declared on common stock, $0.31 per share	—	—	—	—	(17,684)	—	(17,684)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	3,332	—	—	—	3,332
Common stock issued for:
Exercise of stock options and warrants	—	29	1,251	—	—	—	1,280
Restricted stock awards	—	3	(3)	—	—	—	—
Employee stock purchase plan	—	11	794	—	—	—	805
Director compensation plan	—	—	620	—	—	—	620
Balance at June 30, 2021	$412,500	$58,770	$1,669,002	$(100,363)	$2,288,969	$10,133	$4,339,011

Balance at January 1, 2021	$412,500	$58,473	$1,649,990	$(100,363)	$2,080,013	$15,382	$4,115,995
Net income	—	—	—	—	258,257	—	258,257
Other comprehensive loss, net of tax	—	—	—	—	—	(5,249)	(5,249)
Cash dividends declared on common stock, $0.62 per share	—	—	—	—	(35,319)	—	(35,319)
Dividends on Series D preferred stock, $0.82 per share and Series E preferred stock, $859.38 per share	—	—	—	—	(13,982)	—	(13,982)
Stock-based compensation	—	—	6,194	—	—	—	6,194
Common stock issued for:
Exercise of stock options and warrants	—	238	10,003	—	—	—	10,241
Restricted stock awards	—	10	(10)	—	—	—	—
Employee stock purchase plan	—	25	1,595	—	—	—	1,620
Director compensation plan	—	24	1,230	—	—	—	1,254
Balance at June 30, 2021	$412,500	$58,770	$1,669,002	$(100,363)	$2,288,969	$10,133	$4,339,011

Balance at March 31, 2022	$412,500	$59,091	$1,698,093	$(109,903)	$2,548,474	$(115,999)	$4,492,256
Net income	—	—	—	—	94,513	—	94,513
Other comprehensive loss, net of tax	—	—	—	—	—	(127,038)	(127,038)
Cash dividends declared on common stock, $0.34 per share	—	—	—	—	(19,471)	—	(19,471)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	6,998	—	—	—	6,998
Common stock issued for:
New issuance, net of cost	—	1,612	174,206	109,903	—	—	285,721
Exercise of stock options and warrants	—	5	177	—	—	—	182
Restricted stock awards	—	4	(4)	—	—	—	—
Employee stock purchase plan	—	9	784	—	—	—	793
Director compensation plan	—	1	659	—	—	—	660
Balance at June 30, 2022	$412,500	$60,722	$1,880,913	$—	$2,616,525	$(243,037)	$4,727,623

Balance at January 1, 2022	$412,500	$58,892	$1,685,572	$(109,903)	$2,447,535	$4,092	$4,498,688
Net income	—	—	—	—	221,904	—	221,904
Other comprehensive loss, net of tax	—	—	—	—	—	(247,129)	(247,129)
Cash dividends declared on common stock, $0.68 per share	—	—	—	—	(38,932)	—	(38,932)
Dividends on Series D preferred stock, $0.82 per share and Series E preferred stock, $859.38 per share	—	—	—	—	(13,982)	—	(13,982)
Stock-based compensation	—	—	14,889	—	—	—	14,889
Common stock issued for:
New issuance, net of cost	—	1,612	174,206	109,903	—	—	285,721
Exercise of stock options and warrants	—	84	3,456	—	—	—	3,540
Restricted stock awards	—	56	(56)	—	—	—	—
Employee stock purchase plan	—	19	1,616	—	—	—	1,635
Director compensation plan	—	59	1,230	—	—	—	1,289
Balance at June 30, 2022	$412,500	$60,722	$1,880,913	$—	$2,616,525	$(243,037)	$4,727,623

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021
Operating Activities:
Net income	$221,904	$258,257
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	24,523	(60,646)
Depreciation, amortization and accretion, net	45,187	51,485
Stock-based compensation expense	14,889	6,194
Amortization of premium on securities, net	1,475	3,797
Accretion of discount and deferred fees on loans, net	(13,960)	(47,975)
Mortgage servicing rights fair value changes, net	(39,658)	6,203
Non-designated derivatives fair value changes, net	(236)	(241)
Originations and purchases of mortgage loans held-for-sale	(1,716,502)	(3,945,978)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. Government Agencies, net of subsequent paydowns or payoffs	43,288	(6,997)
Proceeds from sales of mortgage loans held-for-sale	1,916,314	4,357,804
Bank owned life insurance (“BOLI”) loss (income)	836	(2,466)
Decrease (increase) in trading securities, net	51	(1,996)
Decrease (increase) in brokerage customer receivables, net	4,541	(5,657)
Gains on mortgage loans sold	(31,137)	(132,012)
Losses (gains) on investment securities, net	10,579	(2,439)
Losses (gains) on sales of premises and equipment, net, and sale of related deposit liabilities	2,126	(3,782)
Gains on sales and fair value adjustments of other real estate owned, net	(868)	(332)
Decrease in accrued interest receivable and other assets, net	130,148	143,200
Increase in accrued interest payable and other liabilities, net	209,824	32,344
Net Cash Provided by Operating Activities	823,324	648,763
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	208,534	908,160
Proceeds from maturities and calls of held-to-maturity securities	124,986	137,273
Proceeds from sales of available-for-sale securities	—	2,376
Proceeds from sales of equity securities with readily determinable fair value	18,753	6,259
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	529	1,137
Purchases of available-for-sale securities	(1,224,316)	(290,583)
Purchases of held-to-maturity securities	(596,897)	(2,257,847)
Purchases of equity securities with readily determinable fair value	(27,805)	—
Purchases of equity securities without readily determinable fair value	(8,480)	(3,359)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(760)	(1,037)
Distributions from investments in partnerships, net	3,196	44
Proceeds from sales of other real estate owned	3,669	5,314
Decrease in securities purchased under resale agreements with terms exceeding three months, net	225,000	—
Decrease in interest-bearing deposits with banks, net	2,105,160	96,948
Increase in loans, net	(2,202,286)	(795,270)
Redemption of BOLI	960	—
Purchases of premises and equipment, net	(23,366)	(12,113)
Net Cash Used for Investing Activities	(1,393,123)	(2,202,698)
Financing Activities:
Increase in deposit accounts, net	497,735	1,715,840
Decrease in other borrowings, net	(5,059)	(9,230)
(Decrease) increase in Federal Home Loan Bank advances, net	(75,000)	12,629
Proceeds from common stock offering, net	286,315	—
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(16,583)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	6,464	13,115
Dividends paid	(52,914)	(49,301)
Net Cash Provided by Financing Activities	657,541	1,666,470
Net Increase in Cash and Cash Equivalents	87,742	112,535
Cash and Cash Equivalents at Beginning of Period	411,205	322,474
Cash and Cash Equivalents at End of Period	$498,947	$435,009
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

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company’s significant accounting policies are included in Note 1 - Summary of Significant Accounting Policies of the 2021 Form 10-K. In preparation of these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

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
Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty, and requiring entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein, with early adoption permitted. If the Company elects to early adopt in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company may elect to early adopt the amendments related to TDRs separately from the amendments related to vintage disclosures. The amendments related to disclosures for loan modifications and the vintage disclosures should be applied under a prospective approach, while the guidance on TDRs should be applied using either a prospective or modified retrospective approach. The Company is currently evaluating the impact of the updated guidance on the Company’s consolidated financial statements and plans to adopt the new guidance as of January 1, 2023.

Fair Value Measurement - Equity Securities with Contractual Sale Restrictions

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which clarifies the guidance in ASC 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and also requires specific disclosures related to these types of securities. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein, and is to be applied under a prospective approach. Early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on the Company’s consolidated financial statements.

(3) Business Combinations

On November 15, 2021, the Company completed its acquisition of certain assets from The Allstate Corporation (“Allstate”). Through this business combination, the Company acquired approximately $581.6 million of loans, net of allowance for credit losses measured on the acquisition date. The loan portfolio was comprised of approximately 1,800 loans to Allstate agents nationally. In addition to acquiring the loans, the Company became the national preferred provider of loans to Allstate agents. In connection with the loan acquisition, a team of Allstate agency lending specialists joined the Company to augment and expand Wintrust’s existing insurance agency finance business. For more information regarding these loans, see Note 6 - Loans in Item 1 of this report. As the transaction was determined to be a business combination, the Company recorded goodwill of approximately $9.3 million on the acquisition.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	50,000	—	(1,913)	48,087
Municipal	170,268	570	(4,133)	166,705
Corporate notes:
Financial issuers	93,994	—	(5,177)	88,817
Other	1,000	—	(4)	996
Mortgage-backed: (1)
Mortgage-backed securities	2,915,107	28	(336,517)	2,578,618
Collateralized mortgage obligations	101,132	1	(14,235)	86,898
Total available-for-sale securities	$3,331,501	$599	$(361,979)	$2,970,121
Held-to-maturity securities
U.S. government agencies	$294,631	$—	$(53,222)	$241,409
Municipal	179,642	1,195	(2,796)	178,041
Mortgage-backed: (1)
Mortgage-backed securities	2,719,754	—	(438,050)	2,281,704
Collateralized mortgage obligations	170,951	—	(16,254)	154,697
Corporate notes	48,574	2	(4,158)	44,418
Total held-to-maturity securities	$3,413,552	$1,197	$(514,480)	$2,900,269
Less: Allowance for credit losses	(83)
Held-to-maturity securities, net of allowance for credit losses	$3,413,469
Equity securities with readily determinable fair value	$96,247	$3,143	$(6,095)	$93,295
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	50,158	2,349	—	52,507
Municipal	161,618	4,193	(217)	165,594
Corporate notes:
Financial issuers	96,878	418	(2,599)	94,697
Other	1,000	7	—	1,007
Mortgage-backed: (1)
Mortgage-backed securities	1,901,005	32,830	(25,854)	1,907,981
Collateralized mortgage obligations	105,710	297	—	106,007
Total available-for-sale securities	$2,316,369	$40,094	$(28,670)	$2,327,793
Held-to-maturity securities
U.S. government agencies	$180,192	$201	$(3,314)	$177,079
Municipal	187,486	9,544	(223)	196,807
Mortgage-backed: (1)
Mortgage-backed securities	2,530,730	864	(47,622)	2,483,972
Collateralized mortgage obligations	—	—	—	—
Corporate notes	43,955	—	(1,119)	42,836
Total held-to-maturity securities	$2,942,363	$10,609	$(52,278)	$2,900,694
Less: Allowance for credit losses	(78)
Held-to-maturity securities, net of allowance for credit losses	$2,942,285
Equity securities with readily determinable fair value	$86,989	$5,354	$(1,832)	$90,511
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	75,169	3,685	—	78,854
Municipal	163,715	4,738	(157)	168,296
Corporate notes:
Financial issuers	98,827	520	(1,818)	97,529
Other	1,000	13	—	1,013
Mortgage-backed: (1)
Mortgage-backed securities	1,800,751	50,171	(16,839)	1,834,083
Collateralized mortgage obligations	8,596	237	—	8,833
Total available-for-sale securities	$2,148,058	$59,364	$(18,814)	$2,188,608
Held-to-maturity securities
U.S. government agencies	$176,152	$1,064	$(3,454)	$173,762
Municipal	191,590	10,838	(308)	202,120
Mortgage-backed: (1)
Mortgage-backed securities	2,078,678	5,139	(30,834)	2,052,983
Collateralized mortgage obligations	—	—	—	—
Corporate Notes	51,902	—	(535)	51,367
Total held-to-maturity securities	$2,498,322	$17,041	$(35,131)	$2,480,232
Less: Allowance for credit losses	(90)
Held-to-maturity securities, net of allowance for credit losses	$2,498,232
Equity securities with readily determinable fair value	$81,401	$6,005	$(1,090)	$86,316
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $42.1 million as of June 30, 2022. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward and no downward adjustments related to such observable price changes for the three and six months ended June 30, 2022. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. The Company recorded $3.8 million of impairment of equity securities without readily determinable fair values for the three months ended June 30, 2022. For the six months ended June 30, 2022, the Company recorded $4.4 million of impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	48,087	(1,913)	—	—	48,087	(1,913)
Municipal	100,593	(3,587)	11,811	(546)	112,404	(4,133)
Corporate notes:
Financial issuers	21,256	(744)	67,561	(4,433)	88,817	(5,177)
Other	996	(4)	—	—	996	(4)
Mortgage-backed:
Mortgage-backed securities	2,130,876	(236,361)	435,412	(100,156)	2,566,288	(336,517)
Collateralized mortgage obligations	86,849	(14,235)	—	—	86,849	(14,235)
Total available-for-sale securities	$2,388,657	$(256,844)	$514,784	$(105,135)	$2,903,441	$(361,979)

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

The Company does not consider available-for-sale securities with unrealized losses at June 30, 2022 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note 7 - Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at June 30, 2022.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Realized gains on investment securities	$7	$613	$265	$829
Realized losses on investment securities	(7)	(29)	(14)	(35)
Net realized gains on investment securities	—	584	251	794
Unrealized gains on equity securities with readily determinable fair value	2	751	182	2,626
Unrealized losses on equity securities with readily determinable fair value	(4,013)	(50)	(6,655)	(951)
Net unrealized (losses) gains on equity securities with readily determinable fair value	(4,011)	701	(6,473)	1,675
Upward adjustments of equity securities without readily determinable fair values	—	—	—	—
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	(3,786)	—	(4,357)	(30)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(3,786)	—	(4,357)	(30)
(Losses) gains on investment securities, net	$(7,797)	$1,285	$(10,579)	$2,439
Proceeds from sales of available-for-sale securities(1)	$—	$2,376	$—	$2,376
Proceeds from sales of equity securities with readily determinable fair value	—	4,750	18,753	6,259
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	279	751	529	1,137
(1)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2022, December 31, 2021 and June 30, 2021, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2022		December 31, 2021		June 30, 2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$55,058	$54,824	$49,714	$49,822	$38,298	$38,508
Due in one to five years	75,941	74,559	72,382	73,850	87,939	89,869
Due in five to ten years	115,378	109,492	118,358	117,573	119,858	119,979
Due after ten years	68,885	65,730	69,200	72,560	92,616	97,336
Mortgage-backed	3,016,239	2,665,516	2,006,715	2,013,988	1,809,347	1,842,916
Total available-for-sale securities	$3,331,501	$2,970,121	$2,316,369	$2,327,793	$2,148,058	$2,188,608
Held-to-maturity securities
Due in one year or less	$1,457	$1,458	$2,976	$2,992	$5,119	$5,152
Due in one to five years	84,906	80,705	79,422	79,705	56,059	56,988
Due in five to ten years	105,450	105,491	106,713	112,667	171,908	178,864
Due after ten years	331,034	276,214	222,522	221,358	186,558	186,245
Mortgage-backed	2,890,705	2,436,401	2,530,730	2,483,972	2,078,678	2,052,983
Total held-to-maturity securities	$3,413,552	$2,900,269	$2,942,363	$2,900,694	$2,498,322	$2,480,232
Less: Allowance for credit losses	(83)		(78)		(90)
Held-to-maturity securities, net of allowance for credit losses	$3,413,469		$2,942,285		$2,498,232

Securities having a carrying value of $2.8 billion at June 30, 2022 as well as securities having a carrying value of $2.6 billion and $2.4 billion at December 31, 2021 and June 30, 2021, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At June 30, 2022, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2022	2021	2021
Balance:
Commercial	$12,047,105	$11,904,068	$11,442,276
Commercial real estate	9,407,205	8,990,286	8,678,369
Home equity	325,826	335,155	369,806
Residential real estate	2,078,907	1,637,099	1,530,285
Premium finance receivables
Property and casualty insurance	5,541,447	4,855,487	4,521,871
Life insurance	7,608,433	7,042,810	6,359,556
Consumer and other	44,180	24,199	9,024
Total loans, net of unearned income	$37,053,103	$34,789,104	$32,911,187
Mix:
Commercial	32%	34%	35%
Commercial real estate	25	26	26
Home equity	1	1	1
Residential real estate	6	5	5
Premium finance receivables
Property and casualty insurance	15	14	14
Life insurance	21	20	19
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses, which, for the commercial and commercial real estate portfolios, are located primarily within the geographic market areas that the banks serve. Various niche lending businesses, including lease finance and franchise lending, operate on a national level. Additionally, to provide short-term relief due to macroeconomic deterioration from the COVID-19 pandemic to small businesses within such market areas, the Company originated loans through the Paycheck Protection Program (“PPP”), an expansion of guaranteed lending under Section 7(a) of the Small Business Act within the CARES Act. As of June 30, 2022, the Company's commercial portfolio included approximately $82.1 million of such PPP loans. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $160.6 million at June 30, 2022, $135.5 million at December 31, 2021 and $125.5 million at June 30, 2021.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $70.2 million at June 30, 2022, $50.8 million at December 31, 2021 and $(6.3) million at June 30, 2021. Net deferred fees as of June 30, 2022 includes $2.1 million of net deferred fees paid by the Small Business Administration (“SBA”) for loans originated under the PPP. As PPP loans share similar characteristics (loan terms), and prepayments are considered probable and can reasonably be estimated due to the terms of the program, the Company considers estimated future principal prepayments in recognizing such deferred fees for determining a constant effective yield on the portfolio of loans.

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

Commercial loans, including PPP loans: The Company makes commercial loans for many purposes, including working capital lines and leasing arrangements, that are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Underlying collateral includes receivables, inventory, enterprise value and the assets of the business. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. This portfolio includes a range of industries, including manufacturing, restaurants, franchise, professional services, equipment finance and leasing, mortgage warehouse lending and industrial. Individually assessed collateral dependent commercial loans are primarily collateralized by equipment and the enterprise value or assets of the specific business.

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

Commercial real estate loans, including construction and development, and non-construction: The Company's commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the underlying property (utilized in related assessment of individually assessed collateral dependent loans). Since most of the Company's bank branches are located in the Chicago metropolitan area and southern Wisconsin, a significant portion of the Company's commercial real estate loan portfolio is located in this region. As the risks and circumstances of such loans in construction phase vary from that of non-construction commercial real estate loans, the Company assesses the allowance for credit losses separately for these two segments.

Home equity loans: The Company's home equity loans and lines of credit are primarily originated by each of the bank subsidiaries in their local markets where there is a strong understanding of the underlying real estate value. The Company's banks monitor and manage these loans, and conduct an automated review of all home equity lines of credit at least twice per year. The bank’s subsidiaries use this information to manage loans that may be higher risk and to determine whether to obtain additional credit information or updated property valuations. In a limited number of cases, the Company may issue home equity credit together with first mortgage financing, and requests for such financing are evaluated on a combined basis.

Residential real estate loans, including early buy-out loans guaranteed by U.S. government agencies: The Company's residential real estate portfolio includes one- to four-family adjustable rate mortgages that have repricing terms generally over five years, construction loans to individuals and bridge financing loans for qualifying customers, as well as certain long-term fixed rate loans. The Company's residential mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, however, certain of these loans may be retained within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. The Company believes that since this loan portfolio consists primarily of locally-originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company faces a relatively low risk of borrower default and delinquency. Collateral dependent residential real estate loans that are individually assessed when measuring the allowance for credit losses are primarily collateralized by such one- to four-family properties noted above. It is not the Company's current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans.

Additionally, early buy-out loans guaranteed by U.S. government agencies include loans in which the Company is eligible or has exercised its option under the Government National Mortgage Association (“GNMA”) securitization program to repurchase certain delinquent mortgage loans. Such loans were previously transferred by the Company with servicing of such loans retained. Early buy-out loans are insured or guaranteed by the Federal Housing Administration (“FHA”) or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

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

Consumer and other loans: Included in the consumer and other loan category is a wide variety of personal and consumer loans to individuals. The Company originates consumer loans in order to provide a wider range of financial services to its customers. Consumer loans generally have shorter terms and higher interest rates than mortgage loans, but generally involve more credit risk than mortgage loans due to the type and nature of the collateral.

U.S. government agency securities: This security type includes debt obligations of certain government-sponsored entities of the U.S. government such as the Federal Home Loan Bank, Federal Agricultural Mortgage Corporation, Federal Farm Credit Banks Funding Corporation and Fannie Mae. Such securities often contain an explicit or implicit guarantee of the U.S. government.

Municipal securities: The Company's municipal securities portfolio includes bond issuances for various municipal government entities located throughout the United States, including the Chicago metropolitan area and southern Wisconsin, some of which are privately placed and non-rated. Though the risk of loss is typically low, including the Company’s own past loss experience with similar investments, default history exists on municipal securities within the United States.

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

Condition and totaled $130.9 million at June 30, 2022, $117.4 million at December 31, 2021, and $119.1 million at June 30, 2021.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at June 30, 2022, December 31, 2021 and June 30, 2021:

As of June 30, 2022		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$32,436	$—	$7,756	$13,897	$11,910,927	$11,965,016
Commercial PPP loans	—	—	9,033	223	72,833	82,089
Commercial real estate
Construction and development	889	—	—	1,144	1,504,285	1,506,318
Non-construction	9,829	—	6,771	33,076	7,851,211	7,900,887
Home equity	1,084	—	154	930	323,658	325,826
Residential real estate, excluding early buy-out loans	8,330	—	534	147	1,956,040	1,965,051
Premium finance receivables
Property and casualty insurance loans	13,303	6,447	15,299	23,313	5,483,085	5,541,447
Life insurance loans	—	—	1,796	65,155	7,541,482	7,608,433
Consumer and other	8	25	8	119	44,020	44,180
Total loans, net of unearned income, excluding early buy-out loans	$65,879	$6,472	$41,351	$138,004	$36,687,541	$36,939,247
Early buy-out loans guaranteed by U.S. government agencies (1)	23,815	50,314	272	—	39,455	113,856
Total loans, net of unearned income	$89,694	$56,786	$41,623	$138,004	$36,726,996	$37,053,103

As of December 31, 2021		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$20,399	$—	$23,492	$42,933	$11,258,961	$11,345,785
Commercial PPP loans	—	15	770	928	556,570	558,283
Commercial real estate
Construction and development	1,377	—	—	2,809	1,352,018	1,356,204
Non-construction	20,369	—	284	37,634	7,575,795	7,634,082
Home equity	2,574	—	—	1,120	331,461	335,155
Residential real estate, excluding early buy-out loans	16,440	—	982	12,145	1,576,704	1,606,271
Premium finance receivables
Property and casualty insurance loans	5,433	7,210	15,490	22,419	4,804,935	4,855,487
Life insurance loans	—	7	12,614	66,651	6,963,538	7,042,810
Consumer and other	477	137	34	509	23,042	24,199
Total loans, net of unearned income, excluding early buy-out loans	$67,069	$7,369	$53,666	$187,148	$34,443,024	$34,758,276
Early buy-out loans guaranteed by U.S. government agencies (1)	—	—	—	275	30,553	30,828
Total loans, net of unearned income	$67,069	$7,369	$53,666	$187,423	$34,473,577	$34,789,104

As of June 30, 2021		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$23,232	$1,244	$5,204	$18,468	$9,514,721	$9,562,869
Commercial PPP loans	—	—	—	10	1,879,397	1,879,407
Commercial real estate
Construction and development	1,030	—	—	2,207	1,382,012	1,385,249
Non-construction	25,005	—	4,382	17,491	7,246,242	7,293,120
Home equity	3,478	—	301	777	365,250	369,806
Residential real estate, excluding early buy-out loans	23,050	—	1,584	2,139	1,452,734	1,479,507
Premium finance receivables
Property and casualty insurance loans	6,418	3,570	7,759	8,793	4,495,331	4,521,871
Life insurance loans	—	—	—	23,965	6,335,591	6,359,556
Consumer and other	485	178	22	75	8,264	9,024
Total loans, net of unearned income, excluding early buy-out loans	$82,698	$4,992	$19,252	$73,925	$32,679,542	$32,860,409
Early buy-out loans guaranteed by U.S. government agencies (1)	—	—	—	—	50,778	50,778
Total loans, net of unearned income	$82,698	$4,992	$19,252	$73,925	$32,730,320	$32,911,187
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

Loan portfolios

The Company's ability to manage credit risk depends in large part on its ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which credit management personnel assign a credit risk rating (1 to 10 rating) to each loan at the time of origination and review loans on a regular basis. For loans measured at amortized cost (or excluding loans measured at fair value, such as early buy-out loans guaranteed by U.S. government agencies), these credit risk ratings are also an important aspect of the Company's allowance for credit losses measurement methodology. The credit risk rating structure and classifications are shown below:

Pass (risk rating 1 to 5): Based on various factors (liquidity, leverage, etc.), the Company believes asset quality is acceptable and is deemed to not require additional monitoring by the Company.

Special mention (risk rating 6): Assets in this category are currently protected, and potentially weak, but not to the point of substandard classification. Loss potential is moderate if corrective action is not taken.

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

Generally, each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including: a borrower’s financial strength, cash flow coverage, collateral protection and guarantees.

The Company’s Problem Loan Reporting system includes all such loans described above with credit risk ratings of 6 through 9. This system is designed to provide an ongoing detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible and, as a result, no longer share similar risk characteristics as its related pool. If that is the case, the individual loan is considered collateral dependent and individually assessed for an allowance for credit loss. The Company’s individual assessment utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions.

Through the credit risk rating process, such loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to nonaccrual status or a charge-off. If the Company determines that a loan amount or portion thereof is uncollectible, the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at June 30, 2022:

	Year of Origination							Revolving	Total
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$1,260,184	$2,565,443	$1,279,656	$758,679	$558,129	$963,346	$4,008,344	$45,005	$11,438,786
Special mention	5,275	40,753	38,258	62,110	54,302	42,247	82,418	235	325,598
Substandard accrual	1,993	43,404	26,150	18,264	7,454	8,171	62,689	71	168,196
Substandard nonaccrual/doubtful	—	94	3,594	4,729	12,493	3,555	7,971	—	32,436
Total commercial, industrial and other	$1,267,452	$2,649,694	$1,347,658	$843,782	$632,378	$1,017,319	$4,161,422	$45,311	$11,965,016
Commercial PPP
Pass	$—	$63,524	$17,374	$—	$—	$—	$—	$—	$80,898
Special mention	—	18	680	—	—	—	—	—	698
Substandard accrual	—	—	493	—	—	—	—	—	493
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total commercial PPP	$—	$63,542	$18,547	$—	$—	$—	$—	$—	$82,089
Construction and development
Pass	$177,013	$452,444	$447,683	$201,983	$41,299	$107,465	$19,842	$—	$1,447,729
Special mention	—	1,051	—	3,583	17,951	2,001	—	—	24,586
Substandard accrual	—	—	8,458	310	11,743	12,603	—	—	33,114
Substandard nonaccrual/doubtful	—	—	—	—	—	889	—	—	889
Total construction and development	$177,013	$453,495	$456,141	$205,876	$70,993	$122,958	$19,842	$—	$1,506,318
Non-construction
Pass	$954,387	$1,534,813	$1,061,773	$871,589	$667,917	$2,356,129	$153,903	$3,425	$7,603,936
Special mention	4,405	3,881	7,518	37,670	48,762	93,106	—	—	195,342
Substandard accrual	—	—	—	18,124	26,759	46,897	—	—	91,780
Substandard nonaccrual/doubtful	—	—	—	—	—	9,829	—	—	9,829
Total non-construction	$958,792	$1,538,694	$1,069,291	$927,383	$743,438	$2,505,961	$153,903	$3,425	$7,900,887
Home equity
Pass	$—	$—	$—	$56	$—	$5,352	$304,216	$—	$309,624
Special mention	—	—	—	—	238	61	4,281	—	4,580

Substandard accrual	—	—	—	—	—	8,847	702	989	10,538
Substandard nonaccrual/doubtful	—	—	—	—	43	1,041	—	—	1,084
Total home equity	$—	$—	$—	$56	$281	$15,301	$309,199	$989	$325,826
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$1,021	$5,575	$19,486	$18,474	$69,300	$—	$—	$113,856
Pass	502,728	839,183	244,861	129,292	53,337	168,254	—	—	1,937,655
Special mention	280	576	169	765	2,046	4,071	—	—	7,907
Substandard accrual	554	1,088	2,936	572	247	5,762	—	—	11,159
Substandard nonaccrual/doubtful	—	93	253	1,858	424	5,702	—	—	8,330
Total residential real estate	$503,562	$841,961	$253,794	$151,973	$74,528	$253,089	$—	$—	$2,078,907
Premium finance receivables - property and casualty
Pass	$4,519,689	$899,305	$13,424	$4,835	$302	$—	$—	$—	$5,437,555
Special mention	77,334	10,917	54	—	—	—	—	—	88,305
Substandard accrual	951	1,333	—	—	—	—	—	—	2,284
Substandard nonaccrual/doubtful	2,540	10,729	34	—	—	—	—	—	13,303
Total premium finance receivables - property and casualty	$4,600,514	$922,284	$13,512	$4,835	$302	$—	$—	$—	$5,541,447
Premium finance receivables - life
Pass	$170,609	$654,884	$982,199	$854,124	$732,262	$4,213,755	$—	$—	$7,607,833
Special mention	—	600	—	—	—	—	—	—	600
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$170,609	$655,484	$982,199	$854,124	$732,262	$4,213,755	$—	$—	$7,608,433
Consumer and other
Pass	$1,347	$2,141	$522	$787	$928	$11,500	$26,724	$—	$43,949
Special mention	—	2	1	5	—	120	7	—	135
Substandard accrual	—	6	1	—	—	72	9	—	88
Substandard nonaccrual/doubtful	—	7	—	1	—	—	—	—	8
Total consumer and other	$1,347	$2,156	$524	$793	$928	$11,692	$26,740	$—	$44,180
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$1,021	$5,575	$19,486	$18,474	$69,300	$—	$—	$113,856
Pass	7,585,957	7,011,737	4,047,492	2,821,345	2,054,174	7,825,801	4,513,029	48,430	35,907,965
Special mention	87,294	57,798	46,680	104,133	123,299	141,606	86,706	235	647,751
Substandard accrual	3,498	45,831	38,038	37,270	46,203	82,352	63,400	1,060	317,652
Substandard nonaccrual/doubtful	2,540	10,923	3,881	6,588	12,960	21,016	7,971	—	65,879
Total loans	$7,679,289	$7,127,310	$4,141,666	$2,988,822	$2,255,110	$8,140,075	$4,671,106	$49,725	$37,053,103

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

As of June 30, 2022	Year of Origination						Total
(In thousands)	2022	2021	2020	2019	2018	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$115,000	$147,797	$25,000	$4,007	$—	$2,827	$294,631
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$115,000	$147,797	$25,000	$4,007	$—	$2,827	$294,631
Municipal
1-4 internal grade	$—	$7,045	$285	$160	$7,444	$164,708	$179,642
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$7,045	$285	$160	$7,444	$164,708	$179,642
Mortgage-backed securities
1-4 internal grade	$373,230	$2,517,475	$—	$—	$—	$—	$2,890,705
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$373,230	$2,517,475	$—	$—	$—	$—	$2,890,705
Corporate notes
1-4 internal grade	$4,961	$—	$6,011	$7,355	$3,223	$27,024	$48,574
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$4,961	$—	$6,011	$7,355	$3,223	$27,024	$48,574
Total held-to-maturity securities							$3,413,552
Less: Allowance for credit losses							(83)
Held-to-maturity securities, net of allowance for credit losses							$3,413,469

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

	June 30,	December 31,	June 30,
(In thousands)	2022	2021	2021
Allowance for loan losses	$251,769	$247,835	$261,089
Allowance for unfunded lending-related commitments losses	60,340	51,818	42,942
Allowance for loan losses and unfunded lending-related commitments losses	312,109	299,653	304,031
Allowance for held-to-maturity securities losses	83	78	90
Allowance for credit losses	$312,192	$299,731	$304,121

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful as well as assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of June 30, 2022, excluding loans carried at fair value, substandard nonaccrual loans totaling $25.7 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Loans identified as being reasonably expected to be modified into TDRs in the future totaled $135,000 as of June 30, 2022.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and six months ended June 30, 2022 and 2021 is as follows.

Three months ended June 30, 2022		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$120,911	$144,906	$10,566	$9,429	$14,722	$634	$301,168
Other adjustments	—	—	—	—	(56)	—	(56)
Charge-offs	(8,928)	(40)	(192)	—	(2,903)	(253)	(12,316)
Recoveries	996	553	123	6	1,119	23	2,820
Provision for credit losses	29,940	(1,687)	(3,507)	1,044	(5,380)	83	20,493
Allowance for credit losses at period end	$142,919	$143,732	$6,990	$10,479	$7,502	$487	$312,109
By measurement method:
Individually measured	$5,674	$99	$105	$790	$—	$—	$6,668
Collectively measured	137,245	143,633	6,885	9,689	7,502	487	305,441
Loans at period end
Individually measured	$34,892	$20,377	$11,876	$18,333	$—	$79	$85,557
Collectively measured	12,012,213	9,386,828	313,950	1,937,817	13,149,880	44,101	36,844,789
Loans held at fair value	—	—	—	122,757	—	—	122,757

Three months ended June 30, 2021	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$95,640	$181,792	$11,382	$14,242	$17,477	$676	$321,209
Other adjustments	—	—	—	—	33	—	33
Charge-offs	(3,237)	(1,412)	(142)	(3)	(2,077)	(104)	(6,975)
Recoveries	902	514	328	36	3,239	34	5,053
Provision for credit losses	5,202	(22,372)	(361)	1,409	1,227	(394)	(15,289)
Allowance for credit losses at period end	$98,507	$158,522	$11,207	$15,684	$19,899	$212	$304,031
By measurement method:
Individually measured	$8,625	$1,257	$213	$1,045	$—	$77	$11,217
Collectively measured	89,882	157,265	10,994	14,639	19,899	135	292,814
Loans at period end
Individually measured	$30,144	$35,694	$18,080	$29,384	$—	$552	$113,854
Collectively measured	11,412,132	8,642,675	351,726	1,445,561	10,881,427	8,472	32,741,993
Loans held at fair value	—	—	—	55,340	—	—	55,340

Six months ended June 30, 2022		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$119,307	$144,583	$10,699	$8,782	$15,859	$423	$299,653
Other adjustments	—	—	—	—	(34)	—	(34)
Charge-offs	(10,342)	(817)	(389)	(466)	(4,581)	(446)	(17,041)
Recoveries	1,534	585	216	11	2,595	72	5,013
Provision for credit losses	32,420	(619)	(3,536)	2,152	(6,337)	438	24,518
Allowance for credit losses at period end	$142,919	$143,732	$6,990	$10,479	$7,502	$487	$312,109

Six months ended June 30, 2021		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$94,212	$243,603	$11,437	$12,459	$17,777	$422	$379,910
Other adjustments	—	—	—	—	63	—	63
Charge-offs	(15,018)	(2,392)	(142)	(5)	(5,316)	(218)	(23,091)
Recoveries	1,354	714	429	240	5,021	66	7,824
Provision for credit losses	17,959	(83,403)	(517)	2,990	2,354	(58)	(60,675)
Allowance for credit losses at period end	$98,507	$158,522	$11,207	$15,684	$19,899	$212	$304,031

For the three and six months ended June 30, 2022, the Company recognized approximately $20.5 million and $24.5 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of loan growth during the second quarter as well as the Company's macroeconomic forecasts of key model inputs (most notably, Baa corporate credit spreads). Uncertainties remain regarding expected economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of June 30, 2022. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, stable loan risk rating migration. Net charge-offs in the three and six month periods ending June 30, 2022, totaled $9.5 million and $12.0 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on its held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three and six month periods ended June 30, 2022, the Company recognized approximately $(76,000) and $5,000 of provision for credit losses related to held-to-maturity securities, respectively. At June 30, 2022, the Company did not identify any losses within its portfolio that it would deem a credit loss and require additional measurement of an allowance for credit losses.

TDRs

At June 30, 2022, the Company had $45.4 million in loans modified in TDRs. The $45.4 million in TDRs represents 227 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are individually assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at June 30, 2022 and approximately $2.3 million of reserve was present and appropriately reserved for through the Company’s normal reserving methodology.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At June 30, 2022, the Company had $1.8 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $10.9 million and $14.2 million at June 30, 2022 and 2021, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and six months ended June 30, 2022 and 2021, respectively, which represent TDRs:

Three months ended June 30, 2022 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$186	2	$185	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	14	2,235	14	2,235	10	1,805	—	—	—	—
Total loans	16	$2,421	16	$2,420	10	$1,805	—	$—	—	$—

Three months ended June 30, 2021 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$395	3	$395	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	3	2,707	2	2,164	1	543	—	—	—	—
Residential real estate and other	10	1,097	10	1,097	2	616	—	—	—	—
Total loans	16	$4,199	15	$3,656	3	$1,159	—	$—	—	$—
(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended June 30, 2022, 16 loans totaling $2.4 million were determined to be TDRs, compared to 16 loans totaling $4.2 million during the three months ended June 30, 2021. Of these loans extended at below market terms, the weighted average extension had a term of approximately 63 months during the quarter ended June 30, 2022 compared to 106 months for the quarter ended June 30, 2021. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 96 basis points and 183 basis points during the three months ended June 30, 2022 and 2021, respectively. Additionally, no principal balances were forgiven during the quarters ended June 30, 2022 and 2021.

Six months ended June 30, 2022 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$468	4	$305	1	$85	2	$247	—	$—
Commercial real estate
Non-construction	2	1,907	1	1,178	1	1,178	2	1,907	—	—
Residential real estate and other	22	3,143	22	3,143	17	2,567	—	—	—	—
Total loans	29	$5,518	27	$4,626	19	$3,830	4	$2,154	—	$—

Six months ended June 30, 2021 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$546	5	$546	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	5	2,944	4	2,401	2	656	1	113	—	—
Residential real estate and other	26	2,835	26	2,835	11	1,906	—	—	—	—
Total loans	36	$6,325	35	$5,782	13	$2,562	1	$113	—	$—
(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the six months ended June 30, 2022, 29 loans totaling $5.5 million were determined to be TDRs, compared to 36 loans totaling $6.3 million during the six months ended June 30, 2021. Of these loans extended at below market terms, the weighted average extension had a term of approximately 67 months during the six months ended June 30, 2022 compared to 108 months for the six months ended June 30, 2021. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 87 basis points and 152 basis points for the year-to-date periods ended June 30, 2022 and 2021, respectively. Interest-only payment terms were approximately four months and six months during the six months ended June 30, 2022 and 2021, respectively. Additionally, no balances were forgiven in the first six months ended June 30, 2022 and 2021.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2022 and 2021, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2022		Three Months Ended June 30, 2022		Six months ended June 30, 2022
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	16	$4,995	10	$4,469	11	$4,711
Commercial real estate
Non-construction	2	1,907	—	—	—	—
Residential real estate and other	39	6,159	2	345	2	345
Total loans	57	$13,061	12	$4,814	13	$5,056

(Dollars in thousands)	As of June 30, 2021		Three Months Ended June 30, 2021		Six months ended June 30, 2021
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	14	$3,875	4	$1,371	4	$1,371
Commercial real estate
Non-construction	9	4,090	2	1,176	3	1,383
Residential real estate and other	70	11,418	5	379	5	379
Total loans	93	$19,383	11	$2,926	12	$3,133
(1)Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.
(2)TDRs considered to be in payment default are over 30 days past due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2021	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2022
Community banking	$545,671	$—	$—	$—	$545,671
Specialty finance	40,105	—	—	(440)	39,665
Wealth management	69,373	—	—	—	69,373
Total	$655,149	$—	$—	$(440)	$654,709

The specialty finance unit’s goodwill decreased $440,000 in the first six months of 2022 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of June 30, 2022, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of June 30, 2022 is as follows:

(In thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(40,404)	(38,067)	(35,549)
Net carrying amount	$14,802	$17,139	$19,657
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$20,602	$22,939	$25,457
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,966	$1,967	$1,969
Accumulated amortization	(1,756)	(1,721)	(1,686)
Net carrying amount	$210	$246	$283
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$20,430
Accumulated amortization	(16,124)	(15,308)	(14,173)
Net carrying amount	$4,306	$5,122	$6,257
Total acquisition-related intangible assets:
Gross carrying amount	$83,402	$83,403	$83,405
Accumulated amortization	(58,284)	(55,096)	(51,408)
Total other acquisition-related intangible assets, net	$25,118	$28,307	$31,997

Estimated amortization
Actual in six months ended June 30, 2022	$3,188
Estimated remaining in 2022	2,923
Estimated—2023	4,658
Estimated—2024	3,259
Estimated—2025	2,552
Estimated—2026	1,954

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

Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $3.2 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2022	2021	2022	2021
Balance at beginning of the period	$199,146	$124,316	$147,571	$92,081
Additions from loans sold with servicing retained	11,210	17,512	25,611	42,128
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	(1)	(144)	(176)	(402)
Payoffs and paydowns	(6,838)	(8,540)	(12,854)	(18,708)
Changes in valuation inputs or assumptions	9,147	(5,540)	52,512	12,505
Fair value at end of the period	$212,664	$127,604	$212,664	$127,604
Unpaid principal balance of mortgage loans serviced for others	$13,643,623	$12,307,337

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. There were no such options or swaps outstanding as of June 30, 2022 or June 30, 2021. For more information regarding these hedges, see Note 15 - Derivative Financial Instruments in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Balance:
Non-interest-bearing	$13,855,844	$14,179,980	$12,796,110
NOW and interest-bearing demand deposits	5,918,908	4,646,944	3,933,167
Wealth management deposits	3,182,407	2,612,759	2,150,851
Money market	12,273,350	12,840,432	11,784,213
Savings	3,686,596	3,846,681	3,776,400
Time certificates of deposit	3,676,221	3,968,789	4,363,875
Total deposits	$42,593,326	$42,095,585	$38,804,616
Mix:
Non-interest-bearing	33%	34%	33%
NOW and interest-bearing demand deposits	13	11	10
Wealth management deposits	7	6	5
Money market	29	31	30
Savings	9	9	10
Time certificates of deposit	9	9	12
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	June 30, 2022	December 31, 2021	June 30, 2021
FHLB advances	$1,166,071	$1,241,071	$1,241,071
Other borrowings:
Notes payable	69,619	80,319	91,016
Short-term borrowings	16,418	9,198	15,597
Secured borrowings	334,467	341,327	347,663
Other	62,283	63,292	64,217
Total other borrowings	482,787	494,136	518,493
Subordinated notes	437,162	436,938	436,719
Total FHLB advances, other borrowings and subordinated notes	$2,086,020	$2,172,145	$2,196,283

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility (“Term Facility”), which is part of a loan agreement (“Credit Agreement”) with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $100.0 million revolving credit facility (“Revolving Credit Facility”). At June 30, 2022, the Company had a notes payable balance of $69.6 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. The Company is required to make quarterly payments of principal plus interest on the Term Facility. At June 30, 2022, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.

An amendment to the Credit Agreement was executed on and effective as of September 15, 2020. The amendment provided for, among other things, extension of the maturity date under the Revolving Credit Facility to September 14, 2021, revision of certain financial covenants and the addition of a mechanism to replace LIBOR with an alternate benchmark rate. Another amendment to the Credit Agreement was executed on and effective as of September 14, 2021, which provided for, among other things, extension of the maturity date under the Revolving Credit Facility to September 13, 2022. A further amendment to the Credit Agreement was executed on and effective as of December 23, 2021, which provided for, among other things, a $50.0 million increase to the commitment balance of the Revolving Credit Facility to $100.0 million and the addition of SOFR language for the Revolving Credit Facility.

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

Borrowings under the amended Credit Agreement are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2022, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. These borrowings totaled $16.4 million at June 30, 2022 compared to $9.2 million at December 31, 2021 and $15.6 million at June 30, 2021. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of June 30, 2022, the Company had pledged securities related to its customer balances in sweep accounts of $25.9 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of June 30, 2022 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$25,927
Total collateral pledged	25,927
Excess collateral	9,509
Securities sold under repurchase agreements	$16,418

Other Borrowings

Other borrowings at June 30, 2022 represent a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 and in October 2021 (“Fixed-Rate Promissory Note”) related to and secured by three office buildings owned by the Company. At June 30, 2022, the Fixed-Rate Promissory Note had a balance of $62.3 million compared to $63.3 million at December 31, 2021 and $64.2 million at June 30, 2021. An amendment to the Fixed-Rate Promissory Note was executed on and effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. A second amendment to the Fixed-Rate Promissory Note was executed and effective as of October 6, 2021 which reduced the interest rate to 1.70%. Under the Fixed-Rate Promissory Note, during the six months ended June 30, 2022, the Company made monthly principal payments and paid interest at a fixed rate of 1.70%. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At June 30, 2022, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at June 30, 2022 primarily represent transactions to sell an undivided co-ownership interest in all receivables owed to the Company’s subsidiary, First Insurance Funding of Canada (“FIFC Canada”). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). Amendments to the Receivables Purchase Agreement since issuance increased the total payments to C$420 million and extended the maturity date to December 15, 2023. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At June 30, 2022, the translated balance of the secured borrowing totaled $326.0 million compared to $332.2 million at December 31, 2021 and $338.5 million at June 30, 2021. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus 78 basis points.

The remaining $8.5 million within secured borrowings at June 30, 2022 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At June 30, 2022, the Company had outstanding subordinated notes totaling $437.2 million compared to $436.9 million and $436.7 million outstanding at December 31, 2021 and June 30, 2021, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The subordinated notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The subordinated notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(12) Junior Subordinated Debentures

As of June 30, 2022, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2022. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual Rate at 6/30/2022	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	4.29%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	5.05%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	4.85%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	3.78%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	3.70%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	3.46%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	4.29%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	4.29%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	5.25%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	3.58%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	3.45%	06/2007	09/2037	06/2012
Total			$253,566		4.07%

The junior subordinated debentures totaled $253.6 million at June 30, 2022, December 31, 2021 and June 30, 2021.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2022, the weighted average contractual interest rate on the junior subordinated debentures was 4.07%. Prior to 2021, the Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. Such interest rate swaps matured in 2021 and no separate hedging derivatives were outstanding at June 30, 2022. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At June 30, 2022, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(13) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Revenue from contracts with customers	Location in income statement	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Brokerage and insurance product commissions	Wealth management	$4,272	$5,148	$8,904	$10,188
Trust	Wealth management	7,585	5,379	13,184	10,396
Asset management	Wealth management	19,512	20,163	40,675	39,415
Total wealth management		31,369	30,690	62,763	59,999
Mortgage broker fees	Mortgage banking	134	114	556	190
Service charges on deposit accounts	Service charges on deposit accounts	15,888	13,249	31,171	25,285
Administrative services	Other non-interest income	1,591	1,228	3,444	2,484
Card-related fees	Other non-interest income	2,892	2,187	5,317	3,961
Other deposit-related fees	Other non-interest income	3,370	3,265	6,545	6,582
Total revenue from contracts with customers		$55,244	$50,733	$109,796	$98,501

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

Trust revenue is earned primarily from trust and custody services that are generally performed over time as well as fees earned on funds held during the facilitation of tax-deferred like-kind exchange transactions. Revenue is determined periodically based on a schedule of fees applied to the value of each customer account using a time-elapsed method to measure progress toward complete satisfaction of the performance obligation. Fees are typically billed on a calendar month or quarterly basis in advance or in arrears depending upon the contract. Upfront fees received related to the facilitation of tax-deferred like-kind exchange transactions are deferred until the transaction is completed. Additional fees earned for certain extraordinary services performed on behalf of the customers are recognized when the service has been performed.
Asset management revenue is earned from money management and advisory services that are performed over time. Revenue is based primarily on the market value of assets under management or administration using a time-elapsed method to measure progress toward complete satisfaction of the performance obligation. Fees are typically billed on a calendar month or quarter basis in advance or in arrears depending upon the contract. Certain programs provide the customer with an option of paying fees as a percentage of the account value or incurring commission charges for each trade similar to brokerage and insurance product commissions. Trade commissions and any other fees received for additional services are recognized at the point in time when the performance obligation has been satisfied.

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

Administrative Services

Administrative services revenue is earned from providing outsourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Fees are charged periodically (typically once within a payroll cycle) and computed in accordance with the contractually determined rate applied to the total gross billings administered for the period. The revenue is recognized over the period using a time-elapsed method to measure progress toward complete satisfaction of the performance obligation. Other fees are charged on a per occurrence basis as the service is provided in the billing cycle. The Company has certain contracts with customers to perform outsourced administrative services and short-term accounts receivable financing. For these contracts, the total fee is allocated between the administrative services revenue and interest income during the client onboarding process based on the specific client and services provided. Administrative services revenue is recognized in the specialty finance segment.

Card and Other Deposit-Related Fees

Card-related fees include interchange and merchant revenue, and fees related to debit and credit cards. Interchange revenue is related to the Company-issued debit cards. Other deposit-related fees primarily include pay by phone processing fees, ATM and safe deposit box fees, check order charges and foreign currency related fees. Card and deposit-related fees are generally based on volume of transactions and are recognized at the point in time when the service has been performed. For any consideration that is constrained, the revenue is recognized once the uncertainty becomes known. Upfront fees received from certain contracts are recognized on a straight line basis over the term of the contract. Card and deposit-related fees are recognized in the community banking segment.

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Contract assets	$—	$—	$—

Contract liabilities	$1,484	$1,588	$1,704

Mortgage broker fees receivable	$27	$73	$11
Administrative services receivable	220	68	199
Wealth management receivable	11,756	11,748	11,274
Card-related fees receivable	484	921	1,556
Total receivables from contracts with customer	$12,487	$12,810	$13,040

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $610,000 and $698,000 for the six months ended June 30, 2022 and 2021, respectively. Receivables are recognized in the period the Company provides services and when the Company's right to consideration is unconditional. The card-related fee receivable is the result of volume-based fees that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

Transaction price allocated to the remaining performance obligations

The following table presents the estimated future timing of recognition of upfront fees related to card and deposit-related fees. These upfront fees represent performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

(Dollars in thousands)
Estimated remaining in 2022	$734
Estimated—2023	400
Estimated—2024	250
Estimated—2025	100
Estimated—2026	—
Total	$1,484

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

The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2022	June 30, 2021
Net interest income:
Community Banking	$261,726	$219,679	$42,047	19%
Specialty Finance	58,718	45,194	13,524	30
Wealth Management	9,534	7,765	1,769	23
Total Operating Segments	329,978	272,638	57,340	21
Intersegment Eliminations	7,826	6,952	874	13
Consolidated net interest income	$337,804	$279,590	$58,214	21%
Provision for credit losses:
Community Banking	$20,225	$(15,163)	$35,388	NM
Specialty Finance	192	(136)	328	NM
Wealth Management	—	—	—	—%
Total Operating Segments	20,417	(15,299)	35,716	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$20,417	$(15,299)	$35,716	NM
Non-interest income:
Community Banking	$62,714	$90,410	$(27,696)	(31)%
Specialty Finance	24,992	22,464	2,528	11
Wealth Management	30,226	31,843	(1,617)	(5)
Total Operating Segments	117,932	144,717	(26,785)	(19)
Intersegment Eliminations	(14,990)	(15,344)	354	(2)
Consolidated non-interest income	$102,942	$129,373	$(26,431)	(20)%
Net revenue:
Community Banking	$324,440	$310,089	$14,351	5%
Specialty Finance	83,710	67,658	16,052	24
Wealth Management	39,760	39,608	152	0
Total Operating Segments	447,910	417,355	30,555	7
Intersegment Eliminations	(7,164)	(8,392)	1,228	(15)
Consolidated net revenue	$440,746	$408,963	$31,783	8%
Segment profit:
Community Banking	$54,647	$72,752	$(18,105)	(25)%
Specialty Finance	30,558	23,850	6,708	28
Wealth Management	9,308	8,507	801	9
Consolidated net income	$94,513	$105,109	$(10,596)	(10)%
Segment assets:
Community Banking	$40,098,458	$37,619,971	$2,478,487	7%
Specialty Finance	9,207,215	7,701,921	1,505,294	20
Wealth Management	1,663,659	1,416,558	247,101	17
Consolidated total assets	$50,969,332	$46,738,450	$4,230,882	9%
NM - Not meaningful

	Six Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2022	June 30, 2021
Net interest income:
Community Banking	$490,341	$423,168	$67,173	16%
Specialty Finance	114,088	90,093	23,995	27
Wealth Management	17,910	15,214	2,696	18
Total Operating Segments	622,339	528,475	93,864	18
Intersegment Eliminations	14,759	13,010	1,749	13
Consolidated net interest income	$637,098	$541,485	$95,613	18%
Provision for credit losses:
Community Banking	$24,343	$(61,735)	$86,078	NM
Specialty Finance	180	1,089	(909)	(83)%
Wealth Management	—	—	—	—
Total Operating Segments	24,523	(60,646)	85,169	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$24,523	$(60,646)	$85,169	NM
Non-interest income:
Community Banking	$184,602	$237,678	$(53,076)	(22)%
Specialty Finance	49,114	45,573	3,541	8
Wealth Management	60,804	62,094	(1,290)	(2)
Total Operating Segments	294,520	345,345	(50,825)	(15)
Intersegment Eliminations	(28,788)	(29,466)	678	(2)
Consolidated non-interest income	$265,732	$315,879	$(50,147)	(16)%
Net revenue:
Community Banking	$674,943	$660,846	$14,097	2%
Specialty Finance	163,202	135,666	27,536	20
Wealth Management	78,714	77,308	1,406	2
Total Operating Segments	916,859	873,820	43,039	5
Intersegment Eliminations	(14,029)	(16,456)	2,427	(15)
Consolidated net revenue	$902,830	$857,364	$45,466	5%
Segment profit:
Community Banking	$144,746	$194,553	$(49,807)	(26)%
Specialty Finance	60,162	47,753	12,409	26
Wealth Management	16,996	15,951	1,045	7
Consolidated net income	$221,904	$258,257	$(36,353)	(14)%
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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and collars to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; (4) covered call options to economically hedge specific investment securities and receive fee income, effectively enhancing the overall yield on such securities to compensate for net interest margin compression; and (5) options and swaps to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.

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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2022, December 31, 2021 and June 30, 2021:

	Derivative Assets			Derivative Liabilities
(In thousands)	June 30, 2022	December 31, 2021	June 30, 2021	June 30, 2022	December 31, 2021	June 30, 2021
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$151	$47,309	$34,743	$—	$10,401	$24,272
Interest rate derivatives designated as Fair Value Hedges	10,396	1,474	78	128	5,841	9,373
Total derivatives designated as hedging instruments under ASC 815	$10,547	$48,783	$34,821	$128	$16,242	$33,645
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$165,209	$103,710	$153,510	$164,979	$103,665	$153,714
Interest rate lock commitments	6,649	10,560	23,175	173	885	2,834
Forward commitments to sell mortgage loans	906	1,625	781	1,963	1,878	3,153
Foreign exchange contracts	614	330	93	614	330	93
Total derivatives not designated as hedging instruments under ASC 815	$173,378	$116,225	$177,559	$167,729	$106,758	$159,794
Total Derivatives	$183,925	$165,008	$212,380	$167,857	$123,000	$193,439

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

As of June 30, 2022, the Company had various interest rate swap derivatives designated as cash flow hedges of variable rate deposits and one interest rate collar derivative designated as a cash flow hedge of the Company's variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of June 30, 2022:

	June 30, 2022
(In thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
July 2022	$230,000	$0
August 2022	235,000	0
Interest Rate Collars:
September 2023	69,643	151
Total Cash Flow Hedges	$534,643	$151

In the first quarter of 2022, the Company terminated interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $1.0 billion and a five-year term effective July 2022. At the time of termination, the fair value of the derivative contracts totaled an asset of $66.5 million, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. In the second quarter of 2022, the Company terminated additional interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $500.0 million each effective since April 2020. The remaining terms of such derivative contracts were through March 2023 and April 2024 and, at the time of termination, the fair value of the derivative contracts totaled assets of $3.7 million and $10.7 million, respectively, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. For all such terminations, as the hedged forecasted transactions (interest payments on variable rate deposits) are still expected to occur over the remaining term of such terminated derivatives, such adjustments will remain in accumulated other comprehensive income or loss and be reclassified as a reduction to interest expense on a straight-line basis over the original term of the terminated derivative contracts.

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Unrealized gain (loss) at beginning of period	$76,389	$19,259	$36,908	$(31,533)
Amount reclassified from accumulated other comprehensive income to interest expense on deposits, other borrowings and junior subordinated debentures	1,012	6,866	6,365	13,562
Amount of income recognized in other comprehensive income	1,363	(15,654)	35,491	28,442
Unrealized gain at end of period	$78,764	$10,471	$78,764	$10,471

As of June 30, 2022, the Company estimates that during the next twelve months $21.4 million will be reclassified from accumulated other comprehensive income or loss as a decrease to interest expense. Such estimate consists primarily of amounts reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2022, the Company had 13 interest rate swaps with an aggregate notional amount of $208.9 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables. One of these interest rate swaps with an aggregate notional amount of $73.9 million has terms starting after June 30, 2022.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of June 30, 2022:

		June 30, 2022
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$124,188	$(10,234)	$(119)
	Available-for-sale debt securities	1,013	6	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Six Months Ended
		June 30, 2022	June 30, 2022
Interest rate swaps	Interest and fees on loans	$7	$23
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most notably the LIBOR index. As of June 30, 2022, there were no interest rate caps outstanding that were designed to act as an economic hedge. In the second quarter of 2022, the Company terminated an interest rate cap derivative contract related to LIBOR that was not designated as an accounting hedge with a total notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2022, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $9.7 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from July 2022 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2022, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $675.5 million and interest rate lock commitments with an aggregate notional amount of approximately $323.2 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of June 30, 2022, the Company held foreign currency derivatives with an aggregate notional amount of approximately $18.7 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2022, December 31, 2021 or June 30, 2021.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. There were no such options or swaps outstanding as of June 30, 2022, December 31, 2021 or June 30, 2021.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest rate swaps and caps	Trading gains (losses), net	$161	$(539)	$4,185	$(111)
Mortgage banking derivatives	Mortgage banking revenue	(7,550)	(10,480)	(14,919)	(27,959)
Foreign exchange contracts	Trading gains (losses), net	—	(3)	—	(8)
Covered call options	Fees from covered call options	1,069	1,388	4,811	1,388

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2022, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was approximately $100,000. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	June 30, 2022	December 31, 2021	June 30, 2021	June 30, 2022	December 31, 2021	June 30, 2021
Gross Amounts Recognized	$175,756	$152,493	$188,331	$165,107	$119,907	$187,359
Less: Amounts offset in the Statements of Condition	—	—	—	—	—	—
Net amount presented in the Statements of Condition	$175,756	$152,493	$188,331	$165,107	$119,907	$187,359
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(6,009)	(52,832)	(37,895)	(6,009)	(52,832)	(37,895)
Collateral Posted	(163,412)	(3,530)	—	(91)	(55,201)	(146,240)
Net Credit Exposure	$6,335	$96,131	$150,436	$159,007	$11,874	$3,224

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

Available-for-sale debt securities, trading account securities and equity securities with readily determinable fair value—Fair values for available-for-sale debt securities, trading account securities and equity securities with readily determinable fair value are typically based on prices obtained from independent pricing vendors. Securities measured with these valuation techniques are generally classified as Level 2 of the fair value hierarchy. Typically, standard inputs such as benchmark yields, reported trades for similar securities, issuer spreads, benchmark securities, bids, offers and reference data including market research publications are used to determine the fair value of these securities. When these inputs are not available, broker/dealer quotes may be obtained by the vendor to determine the fair value of the security. We review the vendor’s pricing methodologies to determine if observable market information is being used, versus unobservable inputs. Fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy. The fair value of U.S. Treasury securities and certain equity securities with readily determinable fair value are based on unadjusted quoted prices in active markets for identical securities. As such, these securities are classified as Level 1 in the fair value hierarchy.

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

At June 30, 2022, the Company classified $113.5 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the second quarter of 2022, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2022 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At June 30, 2022, the Company classified $89.0 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at June 30, 2022 was 4.80%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.29% with credit loss discount ranging from 0%-8% at June 30, 2022.

Loans held-for-investment—The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At June 30, 2022, the Company classified $84.8 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at June 30, 2022 was 4.86%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 6.82% at June 30, 2022. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 2.5 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.65% with credit loss discounts ranging from 0%-8% at June 30, 2022.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At June 30, 2022, the Company classified $212.7 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at June 30, 2022 was

9.80% with discount rates applied ranging from 7%-19%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-90% or a weighted average prepayment speed of 6.82%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $75 and $318, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At June 30, 2022, the Company classified $6.6 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at June 30, 2022 was 85% with pull-through rates applied ranging from 22% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	48,087	—	48,087	—
Municipal	166,705	—	53,220	113,485
Corporate notes	89,813	—	89,813	—
Mortgage-backed	2,665,516	—	2,665,516	—
Trading account securities	1,010	—	1,010	—
Equity securities with readily determinable fair value	93,295	85,229	8,066	—
Mortgage loans held-for-sale	513,232	—	424,269	88,963
Loans held-for-investment	122,757	—	37,959	84,798
MSRs	212,664	—	—	212,664
Nonqualified deferred compensation assets	13,936	—	13,936	—
Derivative assets	183,925	—	177,276	6,649
Total	$4,110,940	$85,229	$3,519,152	$506,559
Derivative liabilities	$167,857	$—	$167,857	$—

	December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	52,507	—	52,507	—
Municipal	165,594	—	59,907	105,687
Corporate notes	95,704	—	95,704	—
Mortgage-backed	2,013,988	—	2,013,988	—
Trading account securities	1,061	—	1,061	—
Equity securities with readily determinable fair value	90,511	82,445	8,066	—
Mortgage loans held-for-sale	817,912	—	817,912	—
Loans held-for-investment	38,598	—	22,707	15,891
MSRs	147,571	—	—	147,571
Nonqualified deferred compensation assets	16,240	—	16,240	—
Derivative assets	165,008	—	154,448	10,560
Total	$3,604,694	$82,445	$3,242,540	$279,709
Derivative liabilities	$123,000	$—	$123,000	$—

	June 30, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	78,854	—	78,854	—
Municipal	168,296	—	50,690	117,606
Corporate notes	98,542	—	98,542	—
Mortgage-backed	1,842,916	—	1,842,916	—
Trading account securities	2,667	—	2,667	—
Equity securities with readily determinable fair value	86,316	78,250	8,066	—
Mortgage loans held-for-sale	984,994	—	984,994	—
Loans held-for-investment	55,340	—	44,333	11,007
MSRs	127,604	—	—	127,604
Nonqualified deferred compensation assets	16,590	—	16,590	—
Derivative assets	212,380	—	189,810	22,570
Total	$3,674,499	$78,250	$3,317,462	$278,787
Derivative liabilities	$193,439	$—	$193,439	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2022, December 31, 2021 and June 30, 2021 for mortgage loans held-for-sale measured at fair value under ASC 825 was $510.7 million, $801.6 million and $949.5 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $513.2 million, $817.9 million and $985.0 million, for the same respective periods, as shown in the above tables. At June 30, 2022, $6.0 million of mortgage loans held-for-sale were classified as nonaccrual. Additionally, there were $55.6 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of June 30, 2022 compared to $125.5 million as of December 31, 2021 and $110.7 million as of June 30, 2021. All of the nonaccrual loans and loans past due greater than 90 days and still accruing as of June 30, 2022 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2022 and 2021 are summarized as follows:

		Mortgage loans held-for-sale	U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2022	$100,401	$—	$—	$44,464	$199,146	$3,447
Total net gains (losses) included in:
Net income (1)	—	(2,900)	—	(1,775)	13,518	3,202
Other comprehensive income (loss)	(685)	—	—	—	—	—
Purchases	15,497	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,728)	—	—	(7,231)	—	—
Net transfers into/(out of) Level 3	—	91,863	—	49,340	—	—
Balance at June 30, 2022	$113,485	$88,963	$—	$84,798	$212,664	$6,649

		Mortgage loans held-for-sale	U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2021	$101,748	$—	$1,784	$6,408	$124,316	$25,634
Total net gains (losses) included in:
Net income (1)	—	—	(4)	167	3,288	(3,064)
Other comprehensive income (loss)	(374)	—		—	—	—
Purchases	18,163	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,931)	—	(1,780)	(59)	—	—
Net transfers into/(out of) Level 3	—	—	—	4,491	—	—
Balance at June 30, 2021	$117,606	$—	$—	$11,007	$127,604	$22,570

		Mortgage loans held-for-sale	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2022	$105,687	$—	$—	$15,891	$147,571	$10,560
Total net gains (losses) included in:
Net income (1)	—	(2,900)	—	(2,547)	65,093	(3,911)
Other comprehensive income (loss)	(6,134)	—	—	—	—	—
Purchases	16,743	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2,811)	—	—	(8,898)	—	—
Net transfers into/(out of) Level 3	—	91,863	—	80,352	—	—
Balance at June 30, 2022	$113,485	$88,963	$—	$84,798	$212,664	$6,649
(1)Changes in the balance of MSRs, mortgage loans held-for-sale and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		Mortgage loans held-for-sale	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2021	$109,876	$—	$1,966	$10,280	$92,081	$48,091
Total net gains (losses) included in:
Net income (1)	—	—	(4)	(363)	35,523	(25,521)
Other comprehensive income (loss)	(2,442)	—	(24)	—	—	—
Purchases	18,163	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(7,991)	—	(1,938)	(3,977)	—	—
Net transfers into/(out of) Level 3	—	—	—	5,067	—	—
Balance at June 30, 2021	$117,606	$—	$—	$11,007	$127,604	$22,570
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2022:

	June 30, 2022				Three Months Ended June 30, 2022 Fair Value Losses Recognized, net	Six Months Ended June 30, 2022 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$59,921	$—	$—	$59,921	$9,161	$12,041
Other real estate owned (1)	6,839	—	—	6,839	282	282
Total	$66,760	$—	$—	$66,760	$9,443	$12,323
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 7 – Allowance for Credit Losses. At June 30, 2022, the Company had $85.6 million of individually assessed loans classified as Level 3. Of the $85.6 million of individually assessed loans, $59.9 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $25.7 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At June 30, 2022, the Company had $6.8 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2022 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$113,485	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	88,963	Discounted cash flows	Discount rate	4.80%	4.80%	Decrease
			Credit discount	0% - 8%	0.29%	Decrease
Loans held-for-investment	84,798	Discounted cash flows	Discount rate	4.80% - 5.38%	4.86%	Decrease
			Credit discount	0% - 8%	0.65%	Decrease
			Constant prepayment rate (CPR) - current loans	6.82%	6.82%	Decrease
			Average life - delinquent loans (in years)	1.0 year - 11.0 years	2.5 years	Decrease
MSRs	212,664	Discounted cash flows	Discount rate	7% - 19%	9.80%	Decrease
			Constant prepayment rate (CPR)	0% - 90%	6.82%	Decrease
			Cost of servicing	$70 - $200	$75	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$318	Decrease
Derivatives	6,649	Discounted cash flows	Pull-through rate	22% - 100%	84.9%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	59,921	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	6,839	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2022		At December 31, 2021		At June 30, 2021
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$498,947	$498,947	$411,205	$411,205	$435,009	$435,009
Securities sold under agreements to repurchase with original maturities exceeding three months	475,000	475,000	700,000	700,000	—	—
Interest-bearing deposits with banks	3,266,541	3,266,541	5,372,603	5,372,603	4,707,415	4,707,415
Available-for-sale securities	2,970,121	2,970,121	2,327,793	2,327,793	2,188,608	2,188,608
Held-to-maturity securities	3,413,469	2,900,269	2,942,285	2,900,694	2,498,232	2,480,232
Trading account securities	1,010	1,010	1,061	1,061	2,667	2,667
Equity securities with readily determinable fair value	93,295	93,295	90,511	90,511	86,316	86,316
FHLB and FRB stock, at cost	136,138	136,138	135,378	135,378	136,625	136,625
Brokerage customer receivables	21,527	21,527	26,068	26,068	23,093	23,093
Mortgage loans held-for-sale, at fair value	513,232	513,232	817,912	817,912	984,994	984,994
Loans held-for-investment, at fair value	122,757	122,757	38,598	38,598	55,340	55,340
Loans held-for-investment, at amortized cost	36,930,346	36,165,838	34,750,506	35,297,878	32,855,847	32,831,405
Nonqualified deferred compensation assets	13,936	13,936	16,240	16,240	16,590	16,590
Derivative assets	183,925	183,925	165,008	165,008	212,380	212,380
Accrued interest receivable and other	283,626	283,626	268,921	268,921	270,087	270,087
Total financial assets	$48,923,870	$47,646,162	$48,064,089	$48,569,870	$44,473,203	$44,430,761
Financial Liabilities
Non-maturity deposits	$38,917,105	$38,917,105	$38,126,796	$38,126,796	$34,440,741	$34,440,741
Deposits with stated maturities	3,676,221	3,683,452	3,968,789	3,965,372	4,363,875	4,352,116
FHLB advances	1,166,071	1,116,429	1,241,071	1,186,280	1,241,071	1,161,457
Other borrowings	482,787	483,592	494,136	494,670	518,493	518,493
Subordinated notes	437,162	434,809	436,938	472,684	436,719	476,683
Junior subordinated debentures	253,566	281,085	253,566	212,226	253,566	206,614
Derivative liabilities	167,857	167,857	123,000	123,000	193,439	193,439
Accrued interest payable	8,233	8,233	9,304	9,304	10,551	10,551
Total financial liabilities	$45,109,002	$45,092,562	$44,653,600	$44,590,332	$41,458,455	$41,360,094

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

(17) Stock-Based Compensation Plans

In May 2022, the Company’s shareholders approved the 2022 Stock Incentive Plan (“the 2022 Plan”) which provides for the issuance of up to 1,200,000 shares of common stock plus any shares of common stock that were available for awards under the 2015 Plan as of the effective date of the 2022 Plan. The 2022 Plan replaced the 2015 Stock Incentive Plan (“the 2015 Plan”), and similarly, the 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) and the 2007 Plan replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2022 Plan, 2015 Plan, 2007 Plan and 1997 Plan are collectively referred to as “the Plans.” The 2022 Plan has substantially similar terms to the predecessor plans. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2022 Plan. All grants made after the approval of the 2022 Plan are made pursuant to the 2022 Plan. As of June 30, 2022, approximately 1,596,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards with a performance metric, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $7.0 million in the second quarter of 2022 and $3.3 million in the second quarter of 2021, and $14.9 million and $6.2 million in the six month periods ended June 30, 2022 and 2021, respectively.

A summary of the Company’s stock option activity for the six months ended June 30, 2022 and June 30, 2021 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2022	193,447	$41.62
Granted	—	—
Exercised	(83,507)	42.39
Forfeited or canceled	(1,430)	40.87
Outstanding at June 30, 2022	108,510	$41.04	1.2	$4,244
Exercisable at June 30, 2022	108,510	$41.04	1.2	$4,244

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2021	520,663	$42.47
Granted	—	—
Exercised	(237,892)	43.05
Forfeited or canceled	(590)	46.86
Outstanding at June 30, 2021	282,181	$41.98	1.7	$9,496
Exercisable at June 30, 2021	280,632	$41.95	1.6	$9,453
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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and June 30, 2021, was $4.7 million and $7.6 million, respectively. Cash received from option exercises under the Plans for the six months ended June 30, 2022 and June 30, 2021 was $3.5 million and $10.2 million, respectively.

A summary of the Plans’ restricted share activity for the six months ended June 30, 2022 and June 30, 2021 is presented below:

	Six months ended June 30, 2022		Six months ended June 30, 2021
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	476,813	$61.33	234,794	$59.02
Granted	204,043	96.95	261,498	63.01
Vested and issued	(56,380)	64.44	(10,022)	75.15
Forfeited or canceled	(9,722)	72.87	(7,525)	63.76
Outstanding at June 30	614,754	$72.68	478,745	$60.79
Vested, but not issuable at June 30	96,400	$52.83	94,729	$52.30

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2022 and June 30, 2021 is presented below:

	Six months ended June 30, 2022		Six months ended June 30, 2021
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	557,255	$62.94	482,608	$71.15
Granted	160,326	97.16	207,620	58.93
Added by performance factor at vesting	—	—	—	—
Vested and issued	—	—	—	—
Expired, canceled or forfeited	(163,803)	71.44	(131,287)	86.79
Outstanding at June 30	553,778	$70.34	558,941	$62.94
Vested, but deferred at June 30	35,424	$44.04	34,889	$43.41

(18) Shareholders’ Equity and Earnings Per Share

Common Stock Offering

In June 2022, the Company sold a total of 3,450,000 shares of its common stock through a public offering. Net proceeds to the Company totaled approximately $285.7 million, net of estimated issuance costs.

Series D Preferred Stock

In June 2015, the Company issued and sold 5,000,000 shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series D, liquidation preference $25 per share (the “Series D Preferred Stock”) for $125.0 million in a public offering. When, as and if declared, dividends on the Series D Preferred Stock are payable quarterly in arrears at a fixed rate of 6.50% per annum from the original issuance date to, but excluding, July 15, 2025, and from (and including) that date at a floating rate equal to three-month LIBOR plus a spread of 4.06% per annum.

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

Other

At the January 2022 meeting of the board of directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.34 per share ($1.36 on an annualized basis) was declared. It was paid on February 24, 2022 to shareholders of record as of February 10, 2022. At the April 2022 Board of Directors meeting, a quarterly cash dividend of $0.34 per share ($1.36 on an annualized basis) was declared. It was paid on May 26, 2022 to shareholders of record as of May 12, 2022.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2022	$(142,604)	$56,060	$(29,455)	$(115,999)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(122,154)	999	(6,593)	(127,748)
Amount reclassified from accumulated other comprehensive (loss) income into net income, net of tax	—	742	—	742
Amount reclassified from accumulated other comprehensive (loss) income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(32)	—	—	(32)
Net other comprehensive (loss) income during the period, net of tax	$(122,186)	$1,741	$(6,593)	$(127,038)
Balance at June 30, 2022	$(264,790)	$57,801	$(36,048)	$(243,037)

Balance at January 1, 2022	$8,724	$27,111	$(31,743)	$4,092
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(273,268)	26,022	(4,305)	(251,551)
Amount reclassified from accumulated other comprehensive (loss) income into net income, net of tax	(183)	4,668	—	4,485
Amount reclassified from accumulated other comprehensive (loss) income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(63)	—	—	(63)
Net other comprehensive (loss) income during the period, net of tax	$(273,514)	$30,690	$(4,305)	$(247,129)
Balance at June 30, 2022	$(264,790)	$57,801	$(36,048)	$(243,037)

Balance at April 1, 2021	$26,022	$14,167	$(30,085)	$10,104
Other comprehensive income (loss) during the period, net of tax, before reclassifications	4,628	(11,483)	2,309	(4,546)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(427)	5,036	—	4,609
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(34)	—	—	(34)
Net other comprehensive income (loss) during the period, net of tax	$4,167	$(6,447)	$2,309	$29
Balance at June 30, 2021	$30,189	$7,720	$(27,776)	$10,133

Balance at January 1, 2021	$70,737	$(23,090)	$(32,265)	$15,382
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(39,891)	20,862	4,489	(14,540)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(581)	9,948	—	9,367
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(76)	—	—	(76)
Net other comprehensive (loss) income during the period, net of tax	$(40,548)	$30,810	$4,489	$(5,249)
Balance at June 30, 2021	$30,189	$7,720	$(27,776)	$10,133

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2022	2021	2022	2021
Accumulated unrealized gains on securities
Gains included in net income	$—	$584	$250	$794	(Losses) gains on investment securities, net
	—	584	250	794	Income before taxes
Tax effect	—	(157)	(67)	(213)	Income tax expense
Net of tax	$—	$427	$183	$581	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$657	$5,054	$5,476	$9,951	Interest on deposits
Amount reclassified to interest expense on other borrowings	355	653	889	1,322	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	—	1,159	—	2,289	Interest on junior subordinated debentures
	(1,012)	(6,866)	(6,365)	(13,562)	Income before taxes
Tax effect	270	1,830	1,697	3,614	Income tax expense
Net of tax	$(742)	$(5,036)	$(4,668)	$(9,948)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(In thousands, except per share data)		June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income		$94,513	$105,109	$221,904	$258,257
Less: Preferred stock dividends		6,991	6,991	13,982	13,982
Net income applicable to common shares	(A)	$87,522	$98,118	$207,922	$244,275

Weighted average common shares outstanding	(B)	58,063	57,049	57,632	56,977
Effect of dilutive potential common shares
Common stock equivalents		775	726	823	691
Weighted average common shares and effect of dilutive potential common shares	(C)	58,838	57,775	58,455	57,668
Net income per common share:
Basic	(A/B)	$1.51	$1.72	$3.61	$4.29
Diluted	(A/C)	$1.49	$1.70	$3.56	$4.24

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of June 30, 2022 compared with December 31, 2021 and June 30, 2021, and the results of operations for the three and six month periods ended June 30, 2022 and June 30, 2021, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Following two years during which designated Company employees worked almost entirely remotely, at present, the majority of the Company’s workforce has discontinued fully remote work and has transitioned back to working on site, for all or a portion of the workweek, where enhanced health and safety measures have been implemented.

Since March of 2020, the Company took a number of actions to help ensure that it had adequate liquidity and capital to manage through the COVID-19 pandemic, including issuing fixed-rate reset non-cumulative perpetual preferred stock, Series E, liquidation preference $25,000 per share (the “Series E Preferred Stock”) as part of a public offering of depositary shares, each representing a 1/1,000th interest in a share of Series E Preferred Stock (the “Depositary Shares”). Additionally, in June 2022, the Company sold a total of 3,450,000 shares of its common stock through a public offering. Net proceeds to the Company totaled approximately $285.7 million, net of estimated issuance costs. The Company believes that it currently has adequate liquidity and capital. However, we will continue to prudently evaluate available liquidity sources if necessary.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program (“PPP”), which was designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain banks, under the administration of the Small Business Administration (“SBA”). From the date the Company began accepting applications, April 3, 2020, through June 30, 2021, the Company secured authorization from the SBA and funded over 19,400 PPP loans, which are forgivable under certain circumstances, with a carrying balance of approximately $4.8 billion. From the loans originated under the program, the Company generated net fees of $146.0 million, of which $143.9 million has been recognized through June 30, 2022. As of June 30, 2022 the carrying balance of such loans was reduced to approximately $82.1 million primarily resulting from forgiveness by the SBA.

Although many restrictive measures related to the COVID-19 pandemic have been lifted and associated economic conditions appear to have stabilized, we continue to monitor the impact of COVID-19 closely, so that the Company can implement necessary responses as circumstances evolve. The extent to which the COVID-19 pandemic, and its impact on the economy and our customers, will impact our operations and financial conditions remains uncertain. Please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q for additional information.

Second Quarter Highlights

The Company recorded net income of $94.5 million for the second quarter of 2022 compared to $105.1 million in the second quarter of 2021. The results for the second quarter of 2022 demonstrate continued momentum on our operating strengths and core fundamentals, including continued expansion of net interest income as a result of growth in the net interest margin, significant organic loan growth diversified across the portfolio and historically good credit quality metrics. Additionally, volatility in the interest rate environment resulted in a significant negative fair value adjustments to the Company’s available-for-sale investment securities portfolio and a corresponding significant negative adjustment to accumulated other comprehensive income or loss. As a result, comprehensive income (loss) totaled comprehensive losses of $32.5 million for the second quarter of 2022 compared to comprehensive income of $105.1 million for the second quarter of 2021. Comprehensive loss includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments.

The Company increased its loan portfolio from $32.9 billion at June 30, 2021 and $34.8 billion at December 31, 2021 to $37.1 billion at June 30, 2022. The increase in the current period compared to the prior periods was primarily a result of organic growth in several portfolios, including the commercial, industrial and other (excluding PPP loans), commercial real estate, residential real estate loans held for investment, property and casualty insurance premium finance receivable and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $337.8 million in the second quarter of 2022 compared to $279.6 million in the second quarter of 2021. This increase in net interest income recorded in the second quarter of 2022 compared to the second quarter of 2021 resulted primarily from growth in earning assets, specifically a $2.8 billion increase in average loans, and an increase in net interest margin. Net interest margin of 2.92% (2.93% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2022 compared favorably to 2.62% (2.63% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2021, primarily due to lower repricing on time deposits and a shift in earning asset mix through liquidity deployment with increasing loans and investment securities and decreasing levels of lower yielding liquidity management assets (see "Net Interest Income" for further detail).

Non-interest income totaled $102.9 million in the second quarter of 2022 compared to $129.4 million in the second quarter of 2021. This decrease was primarily due to decreases in mortgage banking revenues due to origination volumes declining from historically elevated levels experienced in early 2021 as well as losses on investment securities (see “Non-Interest Income” for further detail).

Non-interest expense totaled $288.7 million in the second quarter of 2022, an increase of $8.6 million, or 3%, compared to the second quarter of 2021. The increase compared to the second quarter of 2021 was primarily attributable to higher advertising and marketing expense related to seasonal media advertising and sponsorship costs and miscellaneous expense partially offset by lower commissions due to lower mortgage loan originations (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the second quarter of 2022, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At June 30, 2022, the Company had approximately $3.8 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and six months ended June 30, 2022, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	June 30, 2022	June 30, 2021	Percentage (%) or Basis Point (bp) Change
Net income	$94,513	$105,109	(10)%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	152,078	128,851	18
Pre-tax income, excluding provision for credit losses, adjusted for changes in fair value of MSRs and early buy-out loans guaranteed by U.S. government agencies (non-GAAP) (1)	151,633	134,391	13
Net income per common share—Diluted	1.49	1.70	(12)
Net revenue (2)	440,746	408,963	8
Net interest income	337,804	279,590	21
Net interest margin	2.92%	2.62%	30	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	2.93	2.63	30
Net overhead ratio (3)	1.51	1.32	19
Return on average assets	0.77	0.92	(15)
Return on average common equity	8.53	10.24	(171)
Return on average tangible common equity (non-GAAP) (1)	10.36	12.62	(226)

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2022	June 30, 2021	Percentage (%) or Basis Point (bp) Change
Net income	$221,904	$258,257	(14)%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	329,864	290,363	14
Pre-tax income, excluding provision for credit losses, adjusted for changes in fair value of MSRs and early buy-out loans guaranteed by U.S. government agencies (non-GAAP) (1)	286,054	277,858	3
Net income per common share—Diluted	3.56	4.24	(16)
Net revenue (2)	902,830	857,364	5
Net interest income	637,098	541,485	18
Net interest margin	2.76%	2.58%	18	bps
Net interest margin - fully taxable equivalent (non-GAAP) (1)	2.77	2.59	18
Net overhead ratio (3)	1.25	1.11	14
Return on average assets	0.91	1.15	(24)
Return on average common equity	10.22	12.97	(275)
Return on average tangible common equity (non-GAAP) (1)	12.40	15.99	(359)
At end of period
Total assets	$50,969,332	$46,738,450	9%
Total loans, excluding loans held-for-sale	37,053,103	32,911,187	13
Total loans, including loans held-for-sale	37,566,335	33,896,181	11
Total deposits	42,593,326	38,804,616	10
Total shareholders’ equity	4,727,623	4,339,011	9
Book value per common share (1)	$71.06	$68.81	3
Tangible common book value per share (1)	59.87	56.92	5
Market price per common share	80.15	75.63	6
Allowance for loan and unfunded lending-related commitment losses to total loans	0.84%	0.92%	(8)	bps
(1)See following section titled, “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.
(2)Net revenue is net interest income plus non-interest income.
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

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES/RATIOS

The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), taxable-equivalent net interest margin (including its individual components), the taxable-equivalent efficiency ratio, tangible common equity ratio, tangible book value per common share, return on average tangible common equity, pre-tax income, excluding provision for credit losses and pre-tax income, excluding provision for credit losses, adjusted for changes in the fair value of MSRs and early buy-out loans guaranteed by U.S. government agencies. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the Company's interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable-equivalent basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Management considers pre-tax income, excluding provision for credit losses, and pre-tax income, excluding provision for credit losses, adjusted for changes in the fair value of MSRs and early buy-out loans guaranteed by U.S. government agencies, as useful measurements of the Company’s core net income.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2022	2021	2021	2022	2021
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$371,968	$328,252	$319,579	$700,220	$625,048
Taxable-equivalent adjustment:
- Loans	568	427	415	995	799
- Liquidity management assets	472	465	494	937	994
- Other earning assets	1	2	—	3	—
(B) Interest Income (non-GAAP)	$373,009	$329,146	$320,488	$702,155	$626,841
(C) Interest Expense (GAAP)	34,164	28,958	39,989	63,122	83,563
(D) Net Interest Income (GAAP) (A minus C)	$337,804	$299,294	$279,590	$637,098	$541,485
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	$338,845	$300,188	$280,499	$639,033	$543,278
Net interest margin (GAAP)	2.92%	2.60%	2.62%	2.76%	2.58%
Net interest margin, fully taxable-equivalent (non-GAAP)	2.93	2.61	2.63	2.77	2.59
(F) Non-interest income	$102,942	$162,790	$129,373	$265,732	$315,879
(G) (Losses) gains on investment securities, net	(7,797)	(2,782)	1,285	(10,579)	2,439
(H) Non-interest expense	288,668	284,298	280,112	572,966	567,001
Efficiency ratio (H/(D+F-G))	64.36%	61.16%	68.71%	62.73%	66.32%
Efficiency ratio (non-GAAP) (H/(E+F-G))	64.21	61.04	68.56	62.60	66.18

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$4,727,623	$4,492,256	$4,339,011
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(679,827)	(682,101)	(678,333)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,635,296	$3,397,655	$3,248,178
(J) Total assets (GAAP)	$50,969,332	$50,250,661	$46,738,450
Less: Acquisition-related intangible assets (GAAP)	(679,827)	(682,101)	(678,333)
(K) Total tangible assets (non-GAAP)	$50,289,505	$49,568,560	$46,060,117
Common equity to assets ratio (GAAP) (L/J)	8.5%	8.1%	8.4%
Tangible common equity ratio (non-GAAP) (I/K)	7.2	6.9	7.1

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$4,727,623	$4,492,256	$4,339,011
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$4,315,123	$4,079,756	$3,926,511
(M) Actual common shares outstanding	60,722	57,253	57,067
Book value per common share (L/M)	$71.06	$71.26	$68.81
Tangible book value per common share (non-GAAP) (I/M)	59.87	59.34	56.92

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$87,522	$120,400	$98,118	$207,922	$244,275
Add: Acquisition-related intangible asset amortization	1,579	1,609	2,039	3,188	4,046
Less: Tax effect of acquisition-related intangible asset amortization	(445)	(430)	(553)	(870)	(1,068)
After-tax acquisition-related intangible asset amortization	$1,134	$1,179	$1,486	$2,318	$2,978
(O) Tangible net income applicable to common shares (non-GAAP)	$88,656	$121,579	$99,604	$210,240	$247,253
Total average shareholders' equity	$4,526,110	$4,500,460	$4,256,778	$4,513,356	$4,211,088
Less: Average preferred stock	(412,500)	(412,500)	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders' equity	$4,113,610	$4,087,960	$3,844,278	$4,100,856	$3,798,588
Less: Average acquisition-related intangible assets	(681,091)	(682,603)	(679,535)	(681,843)	(680,166)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,432,519	$3,405,357	$3,164,743	$3,419,013	$3,118,422
Return on average common equity, annualized (N/P)	8.53%	11.94%	10.24%	10.22%	12.97%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	10.36	14.48	12.62	12.40	15.99

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income, Adjusted for Changes in Fair Value of MSRs and Early Buy-out Loans Guaranteed by U.S. Government Agencies:
Income before taxes	$131,661	$173,680	$144,150	$305,341	$351,009
Add: Provision for credit losses	20,417	4,106	(15,299)	24,523	(60,646)
Pre-tax income, excluding provision for credit losses (non-GAAP)	$152,078	$177,786	$128,851	$329,864	$290,363
Less: Changes in fair value of MSRs and early buy-out loans guaranteed by U.S. government agencies	(445)	(43,365)	5,540	(43,810)	(12,505)
Pre-tax income, excluding provision for credit losses, adjusted for changes in fair value of MSRs and early buy-out loans guaranteed by U.S. government agencies (non-GAAP)	$151,633	$134,421	$134,391	$286,054	$277,858

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

Net Income

Net income for the quarter ended June 30, 2022 totaled $94.5 million, an decrease of $10.6 million, or 10%, compared to the quarter ended June 30, 2021. On a per share basis, net income for the second quarter of 2022 totaled $1.49 per diluted common share compared to $1.70 for the second quarter of 2021.

The decrease in net income for the second quarter of 2022 as compared to the same period in the prior year is primarily attributable to a release of credit reserves in the second quarter of 2021 compared to an increase in credit reserves in the second quarter of 2022 due to the Company’s strong loan growth as well as lower mortgage banking revenue in the quarter, partially offset by higher net interest income. See “Net Interest Income”, “Non-interest Income”, “Non-interest Expense” and “Loan Portfolio and Asset Quality” for further detail.

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

Quarter Ended June 30, 2022 compared to the Quarters Ended March 31, 2022 and June 30, 2021

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the second quarter of 2022 as compared to the first quarter of 2022 (sequential quarters) and second quarter of 2021 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021	Jun 30, 2022	Mar 31, 2022	Jun 30, 2021
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$3,265,607	$4,563,726	$3,844,355	$7,154	$2,118	$1,153	0.88%	0.19%	0.12%
Investment securities(2)	6,589,947	6,378,022	4,771,403	37,013	32,863	24,117	2.25	2.09	2.03
FHLB and FRB stock	136,930	135,912	136,324	1,823	1,772	1,769	5.34	5.29	5.20
Liquidity management assets(3)(8)	$9,992,484	$11,077,660	$8,752,082	$45,990	$36,753	$27,039	1.85%	1.35%	1.24%
Other earning assets(3)(4)(8)	24,059	25,192	23,354	210	181	150	3.49	2.91	2.59
Mortgage loans held-for-sale	560,707	664,019	991,011	5,740	6,087	8,183	4.11	3.72	3.31
Loans, net of unearned income(3)(5)(8)	35,860,329	34,830,520	33,085,174	321,069	286,125	285,116	3.59	3.33	3.46
Total earning assets(8)	$46,437,579	$46,597,391	$42,851,621	$373,009	$329,146	$320,488	3.22%	2.86%	3.00%
Allowance for loan and investment security losses	(260,547)	(253,080)	(285,686)
Cash and due from banks	476,741	481,634	470,566
Other assets	2,699,653	2,675,899	2,910,250
Total assets	$49,353,426	$49,501,844	$45,946,751

NOW and interest-bearing demand deposits	$5,230,702	$4,788,272	$3,829,023	$2,553	$1,990	$1,886	0.20%	0.17%	0.20%
Wealth management deposits	2,835,267	2,505,800	2,226,612	3,685	918	958	0.52	0.15	0.17
Money market accounts	11,892,948	12,773,805	11,487,954	8,559	7,648	8,373	0.29	0.24	0.29
Savings accounts	3,882,856	3,904,299	3,728,271	347	336	402	0.04	0.03	0.04
Time deposits	3,687,778	3,861,371	4,632,796	3,841	3,962	12,679	0.42	0.42	1.10
Interest-bearing deposits	$27,529,551	$27,833,547	$25,904,656	$18,985	$14,854	$24,298	0.28%	0.22%	0.38%
Federal Home Loan Bank advances	1,197,390	1,241,071	1,235,142	4,878	4,816	4,887	1.63	1.57	1.59
Other borrowings	489,779	494,267	525,924	2,734	2,239	2,568	2.24	1.84	1.96
Subordinated notes	437,084	436,966	436,644	5,517	5,482	5,512	5.05	5.02	5.05
Junior subordinated debentures	253,566	253,566	253,566	2,050	1,567	2,724	3.20	2.47	4.25
Total interest-bearing liabilities	$29,907,370	$30,259,417	$28,355,932	$34,164	$28,958	$39,989	0.46%	0.39%	0.56%
Non-interest-bearing deposits	13,805,128	13,734,064	12,246,274
Other liabilities	1,114,818	1,007,903	1,087,767
Equity	4,526,110	4,500,460	4,256,778
Total liabilities and shareholders’ equity	$49,353,426	$49,501,844	$45,946,751
Interest rate spread(6)(8)							2.76%	2.47%	2.44%
Less: Fully taxable-equivalent adjustment				(1,041)	(894)	(909)	(0.01)	(0.01)	(0.01)
Net free funds/contribution(7)	$16,530,209	$16,337,974	$14,495,689				0.17	0.14	0.19
Net interest income/margin (GAAP)(8)				$337,804	$299,294	$279,590	2.92%	2.60%	2.62%
Fully taxable-equivalent adjustment				1,041	894	909	0.01	0.01	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$338,845	$300,188	$280,499	2.93%	2.61%	2.63%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021 were $1,041,000, $894,000 and $909,000, respectively.
(4)Other earning assets include brokerage customer receivables and trading account securities.
(5)Loans, net of unearned income, include nonaccrual loans.
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

For the second quarter of 2022, net interest income totaled $337.8 million, an increase of $38.5 million as compared to the first quarter of 2022, and an increase of $58.2 million as compared to the second quarter of 2021. Net interest margin was 2.92% (2.93% on a FTE basis, non-GAAP) during the second quarter of 2022 compared to 2.60% (2.61% on a FTE basis, non-GAAP) during the first quarter of 2022, and 2.62% (2.63% on a FTE basis, non-GAAP) during the second quarter of 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$3,911,080	$4,036,553	$9,272	$2,352	0.48%	0.12%
Investment securities (2)	6,484,570	4,360,323	69,876	43,881	2.17	2.03
FHLB and FRB stock	136,424	136,043	3,595	3,514	5.31	5.21
Liquidity management assets (3)(8)	$10,532,074	$8,532,919	$82,743	$49,747	1.58%	1.18%
Other earning assets (3)(4)(8)	24,622	21,870	391	275	3.20	2.55
Mortgage loans held-for-sale	612,078	1,070,985	11,827	17,219	3.90	3.24
Loans, net of unearned income (3)(5)(8)	35,348,269	32,765,825	607,194	559,600	3.46	3.44
Total earning assets (8)	$46,517,043	$42,391,599	$702,155	$626,841	3.04%	2.98%
Allowance for loan and investment security losses	(256,834)	(306,268)
Cash and due from banks	479,174	418,777
Other assets	2,687,842	2,966,281
Total assets	$49,427,225	$45,470,389

NOW and interest-bearing demand deposits	$5,010,709	$3,761,614	$4,543	$3,909	0.18%	0.21%
Wealth management deposits	2,671,444	2,220,223	4,603	1,957	0.35	0.18
Money market accounts	12,330,943	11,284,383	16,207	16,468	0.27	0.29
Savings accounts	3,893,519	3,658,307	683	832	0.04	0.05
Time deposits	3,774,095	4,753,424	7,803	29,076	0.42	1.23
Interest-bearing deposits	$27,680,710	$25,677,951	$33,839	$52,242	0.25%	0.41%
Federal Home Loan Bank advances	1,219,110	1,231,806	9,694	9,727	1.60	1.59
Other borrowings	492,011	522,078	4,973	5,177	2.04	2.00
Subordinated notes	437,025	436,588	10,999	10,989	5.03	5.03
Junior subordinated debentures	253,566	253,566	3,617	5,428	2.84	4.26
Total interest-bearing liabilities	$30,082,422	$28,121,989	$63,122	$83,563	0.42%	0.60%
Non-interest-bearing deposits	13,769,792	12,029,936
Other liabilities	1,061,655	1,107,376
Equity	4,513,356	4,211,088
Total liabilities and shareholders’ equity	$49,427,225	$45,470,389
Interest rate spread (6)(8)					2.62%	2.38%
Less: Fully taxable-equivalent adjustment			(1,935)	(1,793)	(0.01)	(0.01)
Net free funds/contribution (7)	$16,434,621	$14,269,610			0.15	0.21
Net interest income/margin (GAAP) (8)			$637,098	$541,485	2.76%	2.58%
Fully taxable-equivalent adjustment			1,935	1,793	0.01	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$639,033	$543,278	2.77%	2.59%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the six months ended ended June 30, 2022 and June 30, 2021 were $1.9 million and $1.8 million, respectively.
(4)Other earning assets include brokerage customer receivables and trading account securities.
(5)Loans, net of unearned income, include nonaccrual loans.
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

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month period ended June 30, 2022 to each of the three month periods ended March 31, 2022 and June 30, 2021, and six month periods ended June 30, 2022 and 2021. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2022 Compared to First Quarter of 2022	Second Quarter of 2022 Compared to Second Quarter of 2021	First Six Months of 2022 Compared to First Six Months of 2021
(In thousands)
Net interest income, FTE basis (non-GAAP)(1) for comparative period	$300,188	$280,499	$543,278
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	4,410	23,783	47,371
Change due to interest rate fluctuations (rate)	30,949	34,563	48,384
Change due to number of days in each period	3,298	—	—
Less: FTE adjustment	(1,041)	(1,041)	(1,935)
Net interest income (GAAP)(1) for the period ended June 30, 2022	$337,804	$337,804	$637,098
FTE adjustment	1,041	1,041	1,935
Net interest income, FTE basis (non-GAAP)(1)	$338,845	$338,845	$639,033
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2022	June 30, 2021
Brokerage	$4,272	$5,148	$(876)	(17)%
Trust and asset management	27,097	25,542	1,555	6
Total wealth management	31,369	30,690	679	2
Mortgage banking	33,314	50,584	(17,270)	(34)
Service charges on deposit accounts	15,888	13,249	2,639	20
(Losses) gains on investment securities, net	(7,797)	1,285	(9,082)	NM
Fees from covered call options	1,069	1,388	(319)	(23)
Trading gains (losses), net	176	(438)	614	NM
Operating lease income, net	15,007	12,240	2,767	23
Other:
Interest rate swap fees	3,300	2,820	480	17
BOLI	(884)	1,342	(2,226)	NM
Administrative services	1,591	1,228	363	30
Foreign currency remeasurement gains (losses)	97	(782)	879	NM
Early pay-offs of capital leases	160	195	(35)	(18)
Miscellaneous	9,652	15,572	(5,920)	(38)
Total Other	13,916	20,375	(6,459)	(32)
Total Non-interest Income	$102,942	$129,373	$(26,431)	(20)%
NM - Not meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2022	June 30, 2021
Brokerage	$8,904	$10,188	$(1,284)	(13)%
Trust and asset management	53,859	49,811	4,048	8
Total wealth management	62,763	59,999	2,764	5
Mortgage banking	110,545	164,078	(53,533)	(33)
Service charges on deposit accounts	31,171	25,285	5,886	23
(Losses) gains on investment securities, net	(10,579)	2,439	(13,018)	NM
Fees from covered call options	4,811	1,388	3,423	NM
Trading gains (losses), net	4,065	(19)	4,084	NM
Operating lease income, net	30,482	26,680	3,802	14
Other:
Interest rate swap fees	7,869	5,308	2,561	48
BOLI	(836)	2,466	(3,302)	NM
Administrative services	3,444	2,484	960	39
Foreign currency remeasurement gains (losses)	108	(683)	791	NM
Early pay-offs of capital leases	425	143	282	NM
Miscellaneous	21,464	26,311	(4,847)	(18)
Total Other	32,474	36,029	(3,555)	(10)
Total Non-interest Income	$265,732	$315,879	$(50,147)	(16)%
NM - Not meaningful.

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased in the second quarter of 2022 as compared to the second quarter of 2021 due to an increase in trust and asset management fees. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as the volume of tax-deferred like-kind exchange services provided during a period. Such revenue increased in the second quarter of 2022 primarily as a result of market appreciation related to managed money accounts with fees based on assets under management and higher asset levels from new customers and new financial advisors as compared to the second quarter of 2021. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions of Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Mortgage banking revenue decreased in the second quarter of 2022 as compared to the second quarter of 2021 as a result of a decrease in loans originated for sale and lower production margins, partially offset by more favorable fair value adjustments of mortgage servicing rights. Mortgage loans originated for sale totaled $821.0 million in the second quarter of 2022 as compared to $1.7 billion in the second quarter of 2021. The decrease in originations was primarily due to rising interest rates reducing refinance incentives for borrowers. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage revenue is also impacted by changes in the fair value of MSRs. The Company records MSRs at fair value on a recurring basis.

During the second quarter of 2022, the fair value of the MSRs portfolio increased as a favorable fair value adjustment of $9.1 million was recorded as well as retained servicing rights led to capitalization of $11.2 million, partially offset by a reduction in value of $6.8 million due to payoffs and paydowns of the existing portfolio.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Originations:
Retail originations	$595,601	$1,328,721	$1,243,386	$2,970,385
Veterans First originations	225,378	395,290	473,116	975,593
Total originations for sale (A)	$820,979	$1,724,011	$1,716,502	$3,945,978
Originations for investment	297,713	249,749	572,341	571,607
Total originations	$1,118,692	$1,973,760	$2,288,843	$4,517,585

Retail originations as percentage of originations for sale	73%	77%	72%	75%
Veterans First originations as a percentage of originations for sale	27	23	28	25

Purchases as a percentage of originations for sale	78%	53%	65%	38%
Refinances as a percentage of originations for sale	22	47	35	62

Production Margin:
Production revenue (B) (1)	$17,511	$37,531	$32,096	$108,813

Total originations for sale (A)	$820,979	$1,724,011	$1,716,502	$3,945,978
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	301,322	605,400	301,322	605,400
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	330,196	798,534	353,509	1,072,717
Total mortgage production volume (C)	$792,105	$1,530,877	$1,664,315	$3,478,661
Production margin (B/C)	2.21%	2.45%	1.93%	3.13%

Mortgage Servicing:
Loans serviced for others (D)	$13,643,623	$12,307,337
MSRs, at fair value (E)	212,664	127,604
Percentage of MSRs to loans serviced for others (E/D)	1.56%	1.04%
Servicing income	$10,979	$9,830	$21,830	$19,466

Components of MSR:
MSR - current period capitalization	$11,210	$17,512	$25,611	$42,128
MSR - collection of expected cash flow - paydowns	(1,598)	(991)	(2,813)	(1,719)
MSR - collection of expected cash flow - payoffs	(5,240)	(7,549)	(10,041)	(16,989)
MSR - changes in fair value model assumptions	9,147	(5,540)	52,512	12,505

Summary of Mortgage Banking Revenue:
Production revenue (1)	$17,511	$37,531	$32,096	$108,813
Servicing income	10,979	9,830	21,830	19,466
MSR activity	13,519	3,432	65,269	35,925
Changes in fair value on early buy-out loans guaranteed by U.S. government agencies and other revenue	(8,695)	(209)	(8,650)	(126)
Total mortgage banking revenue	$33,314	$50,584	$110,545	$164,078
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

Service charges on deposits increased in the second quarter of 2022 as compared to the second quarter of 2021 as a result of higher account analysis fees on deposit accounts which increased as a result of the Company’s commercial banking initiatives. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

The Company recognized net losses on investment securities of $7.8 million in the second quarter of 2022 compared to net gains of $1.3 million in the second quarter of 2021. Net losses in the second quarter of 2022 were primarily the result of unrealized losses on equity investments.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at June 30, 2022 and June 30, 2021.

The Company recognized $176,000 of trading gains in the second quarter of 2022 compared to trading losses of $438,000 in second quarter of 2021. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges.

Interest rate swap fee revenue totaled $3.3 million in the second quarter of 2022 and $2.8 million in second quarter of 2021. Swap fee revenues result from interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates.

Miscellaneous income decreased $5.9 million in the second quarter of 2022 as compared to the second quarter of 2021 primarily due to $2.5 million of losses recorded in the second quarter of 2022 relating to the sale of a property no longer considered for future expansion and losses on the anticipated sale of a former data processing facility and the $4.0 million net gain on the sale of three branches recorded in the second quarter of 2021.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2022	June 30, 2021
Salaries and employee benefits:
Salaries	$92,414	$91,089	$1,325	1%
Commissions and incentive compensation	46,131	53,751	(7,620)	(14)
Benefits	28,781	27,977	804	3
Total salaries and employee benefits	167,326	172,817	(5,491)	(3)
Software and equipment	24,250	20,866	3,384	16
Operating lease equipment depreciation	8,774	9,949	(1,175)	(12)
Occupancy, net	17,651	17,687	(36)	0
Data processing	8,010	6,920	1,090	16
Advertising and marketing	16,615	11,305	5,310	47
Professional fees	7,876	7,304	572	8
Amortization of other acquisition-related intangible assets	1,579	2,039	(460)	(23)
FDIC insurance	6,949	6,405	544	8
OREO expense, net	294	769	(475)	(62)
Other:
Lending expenses, net of deferred originations costs	4,270	6,717	(2,447)	(36)
Travel and entertainment	3,897	1,918	1,979	NM
Miscellaneous	21,177	15,416	5,761	37
Total other	29,344	24,051	5,293	22
Total Non-interest Expense	$288,668	$280,112	$8,556	3%
NM - Not meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2022	June 30, 2021
Salaries and employee benefits:
Salaries	$184,530	$182,142	$2,388	1%
Commissions and incentive compensation	97,924	115,118	(17,194)	(15)
Benefits	57,227	56,366	861	2
Total salaries and employee benefits	339,681	353,626	(13,945)	(4)
Software and equipment	47,060	41,778	5,282	13
Operating lease equipment depreciation	18,482	20,720	(2,238)	(11)
Occupancy, net	35,475	37,683	(2,208)	(6)
Data processing	15,515	12,968	2,547	20
Advertising and marketing	28,539	19,851	8,688	44
Professional fees	16,277	14,891	1,386	9
Amortization of other acquisition-related intangible assets	3,188	4,046	(858)	(21)
FDIC insurance	14,678	12,963	1,715	13
OREO expense, net	(738)	518	(1,256)	NM
Other:
Lending expenses, net of deferred originations costs	11,091	11,270	(179)	(2)
Travel and entertainment	6,573	2,598	3,975	NM
Miscellaneous	37,145	34,089	3,056	9
Total other	54,809	47,957	6,852	14
Total Non-interest Expense	$572,966	$567,001	$5,965	1%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Total salaries and employee benefits expense decreased in the second quarter of 2022 compared to the second quarter of 2021 primarily due to reduced commissions and incentive compensation expense. Commissions and incentive compensation decreased primarily due to lower commission expense due to declining mortgage production.

Software and equipment expense increased in the second quarter of 2022 compared to the second quarter of 2021 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities.

Advertising and marketing expenses increased in the second quarter of 2022 compared to the second quarter of 2021 as a result of higher digital advertising costs as well as increased sponsorship activity. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities and various products, and to attract loans and deposits and announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the type of marketing programs utilized, which are determined based on the market area, targeted audience, competition and various other factors.

Miscellaneous expense increased in the second quarter of 2022 compared to the second quarter of 2021 as a result of various other operational costs including a $1.3 million increase in postage compared to second quarter of 2021. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs.

Income Taxes

The Company recorded income tax expense of $37.1 million in the second quarter of 2022 compared to $39.0 million in the second quarter of 2021. The effective tax rates were 28.21% in the second quarter of 2022 compared to 27.08% in the second quarter of 2021. During the first six months of 2022, the Company recorded income tax expense of $83.4 million compared to $92.8 million for the first six months of 2021. The effective tax rates were 27.33% for the first six months of 2022 and 26.42% for the first six months of 2021.

The effective tax rates were impacted by an overall lower level of pretax net income in the three months and six months ended June 30, 2022 period as well as the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded excess tax benefits of $2.3 million in the first six months of 2022, compared to excess tax benefits of $1.5 million in the first six months of 2021 related to share-based compensation, most of which was recorded in the first quarter of each year.

Operating Segment Results

As described in Note 14 - Segment Information to the Consolidated Financial Statements in Item 1 of this report, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.

The community banking segment’s net interest income for the quarter ended June 30, 2022 totaled $261.7 million as compared to $219.7 million for the same period in 2021, an increase of $42.0 million, or 19%. On a year-to-date basis, net interest income for the segment increased by $67.2 million from $423.2 million for the six months ended June 30, 2021 to $490.3 million for the six months ended June 30, 2022. The increase in the three and six month periods was primarily attributable to earning asset growth and lower deposits rates. The community banking segment’s non-interest income totaled $62.7 million in the second quarter of 2022, a decrease of $27.7 million, or 31%, when compared to the second quarter of 2021 total of $90.4 million. On a year-to-date basis, non-interest income totaled $184.6 million for the six months ended June 30, 2022, a decrease of $53.1 million, or 22%, compared to $237.7 million for the six months ended June 30, 2021. The decrease in the three and six month periods was primarily the result of reduced mortgage banking revenue due to lower originations for sale and lower gain on sale margin, partially offset by the increase in the fair value of MSRs related to changes in fair value model assumptions. The community banking segment recorded provision for credit losses of $20.2 million and $24.3 million, respectively, for the three and six months ended June 30, 2022, compared to a release of credit reserves of $15.2 million and $61.7 million, respectively, for the same periods in 2021. The increase in provision for credit losses for the three and six month periods was primarily attributable to positive changes in the Company’s macroeconomic forecasts in the same periods of 2021, in addition to improvement in portfolio characteristics, resulting in a significant release of reserves at that time. The community banking segment’s net income for the quarter ended June 30, 2022 totaled $54.6 million, a decrease of $18.1 million as compared to net income in the second quarter of 2021 of $72.8 million.

The specialty finance segment’s net interest income totaled $58.7 million for the quarter ended June 30, 2022, compared to $45.2 million for the same period in 2021, an increase of $13.5 million, or 30%. On a year-to-date basis, net interest income for the segment increased $24.0 million, or 27% compared to the same period in 2021. The increase for both the three and six month periods was primarily attributable to growth in earning assets on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $25.0 million and $22.5 million for the three months ended June 30, 2022 and 2021, respectively, and $49.1 million and $45.6 million for the six month periods ended June 30, 2022 and 2021, respectively. The increase in non-interest income for both the three and six month periods was primarily the result of higher originations and increased balances related to the property and casualty insurance premium finance portfolio and growth in business from the Company’s leasing division. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 42%, 29%, 25% and 4%, respectively, of the total revenues of our specialty finance business for the six month period ended June 30, 2022. The net income of the specialty finance segment for the quarter ended June 30, 2022 totaled $30.6 million as compared to $23.9 million for the quarter ended June 30, 2021. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2022 totaled $60.2 million as compared to $47.8 million for the six months ended June 30, 2021.

The wealth management segment reported net interest income of $9.5 million for the second quarter of 2022 compared to $7.8 million in the same quarter of 2021, an increase of $1.8 million, or 23%. On a year-to-date basis, net interest income totaled $17.9 million for the first six months of 2022, as compared to $15.2 million for the first six months of 2021. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.7 billion and $2.2 billion in the first six months of 2022 and 2021, respectively. This segment recorded non-interest income of $30.2 million for the second quarter of 2022 compared to $31.8 million for the second quarter of 2021. On a year-to-date basis, this segment recorded non-interest income of $60.8 million for the first six months of 2022 as compared to $62.1 million for the first six months of 2021. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $9.3 million for the second quarter of 2022 compared to $8.5 million for the second quarter of 2021. On a year-to-date basis, the wealth management segment’s net income totaled $17.0 million and $16.0 million for the six month period ended June 30, 2022 and 2021, respectively.

Financial Condition

Total assets were $51.0 billion at June 30, 2022, representing an increase of $4.2 billion, or 9%, when compared to June 30, 2021 and an increase of approximately $718.7 million, or 6% on an annualized basis, when compared to March 31, 2022. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $44.9 billion at June 30, 2022, $44.6 billion at March 31, 2022, and $41.3 billion at June 30, 2021. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2022		March 31, 2022		June 30, 2021
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$560,707	1%	$664,019	1%	$991,011	2%
Loans, net of unearned income
Commercial, excluding PPP	$11,537,091	25%	$11,221,409	24%	$9,377,392	22%
Commercial - PPP	166,183	0	382,572	1	2,877,731	7
Commercial real estate	9,298,567	20	9,133,587	20	8,573,493	20
Home equity	323,687	1	328,817	1	379,853	1
Residential real estate	1,876,166	4	1,658,884	4	1,453,072	3
Premium finance receivables	12,588,284	27	12,056,395	25	10,383,218	24
Other loans	70,351	0	48,856	0	40,415	1
Total average loans (1)	$35,860,329	77%	$34,830,520	75%	$33,085,174	78%
Liquidity management assets (2)	9,992,484	22	11,077,660	24	8,752,082	20
Other earning assets (3)	24,059	0	25,192	0	23,354	0
Total average earning assets	$46,437,579	100%	$46,597,391	100%	$42,851,621	100%
Total average assets	$49,353,426		$49,501,844		$45,946,751
Total average earning assets to total average assets		94%		94%		93%
(1)Includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $560.7 million in the second quarter of 2022, compared to $664.0 million in the first quarter of 2022 and $991.0 million in the second quarter of 2021. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The decrease in average balance from 2021 to 2022 was primarily due to lower mortgage origination production as well as the transfer to held-for-investment classification of certain loans previously repurchased by the Company under the early buyout option available for loans sold to GNMA with servicing retained. See “Loan Portfolio and Asset Quality” section below in this Item 2 for additional discussion of these early buyout options.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $35.9 billion in the second quarter of 2022, increasing $2.8 billion, or 8%, from the second quarter of 2021 and increasing $1.0 billion, or 12% on an annualized basis, from the first quarter of 2022. Average commercial loans, excluding PPP loans, totaled $11.5 billion in the second quarter of 2022, and increased $2.2 billion, or 23%, over the average balance in the second quarter of 2021 and $315.7 million, or 11% on an annualized basis, over the average balance in the first quarter of 2022. Average commercial PPP loans totaled $166.2 million in the second quarter of 2022, and decreased $2.7 billion, or 94%, from the average balance in the second quarter of 2021 and decreased $216.4 million from the average balance in the first quarter of 2022. The decrease in average commercial PPP loans in the second quarter of 2022 compared to the first quarter of 2022 and second quarter of 2021 was primarily the result of significant payoffs in the portfolio through the forgiveness process administered by the SBA. Average commercial real estate loans totaled $9.3 billion in the second quarter of 2022, increasing $725.1 million, or 8%, over the second quarter of 2021. Combined, the commercial and commercial real estate loan categories comprised 59% of the average loan portfolio in the second quarter of 2022 as compared to 60% in the first quarter of 2022 and 63% in the second quarter of 2021. Excluding the impact of PPP loans, growth realized in these aggregated categories for the second quarter of 2022 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts.

Home equity loan portfolio averaged $323.7 million in the second quarter of 2022, and decreased $56.2 million, or 15% from the average balance of $379.9 million in same period of 2021. The decrease in the home equity loan portfolio is primarily the result of borrowers preferring to finance through longer term, low rate mortgage loans. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.9 billion in the second quarter of 2022, and increased $423.1 million, or 29% from the average balance of $1.5 billion in same period of 2021. Additionally, compared to the quarter ended March 31, 2022, the average balance increased $217.3 million, or 53% on an annualized basis. The increase in average balance compared to both periods was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

Average premium finance receivables totaled $12.6 billion in the second quarter of 2022, and accounted for 35% of the Company’s average total loans. In the second quarter of 2022, average premium finance receivables increased $2.2 billion, or 21%, from the same period of 2021. The increase during the second quarter of 2022 compared to the second quarter of 2021 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $3.9 billion of premium finance receivables were originated in the second quarter of 2022 compared to $3.4 billion during the same period of 2021. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 41% and 59%, respectively, of the average total balance of premium finance receivables for the second quarter of 2022, and 40% and 60%, respectively, for the second quarter of 2021.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity management assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 22% and 20% of total average earning assets in the second quarter of 2022 and 2021, respectively. Average liquidity management assets increased $1.2 billion in the second quarter of 2022 compared to the same period of 2021. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Six Months Ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$612,078	1%	$1,070,985	3%
Loans:
Commercial, excluding PPP	$11,380,122	24%	$9,279,395	22%
Commercial - PPP	273,779	1	2,982,197	7
Commercial real estate	9,216,533	20	8,535,503	20
Home equity	326,238	1	394,130	1
Residential real estate	1,768,125	4	1,377,392	3
Premium finance receivables	12,323,809	26	10,148,109	24
Other loans	59,663	0	49,099	0
Total average loans(1)	$35,348,269	76%	$32,765,825	77%
Liquidity management assets (2)	10,532,074	23	8,532,919	20
Other earning assets (3)	24,622	0	21,870	0
Total average earning assets	$46,517,043	100%	$42,391,599	100%
Total average assets	$49,427,225		$45,470,389
Total average earning assets to total average assets		94%		93%
(1)Includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2022		December 31, 2021		June 30, 2021
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$12,047,105	32%	$11,904,068	34%	$11,442,276	35%
Commercial real estate	9,407,205	25	8,990,286	26	8,678,369	26
Home equity	325,826	1	335,155	1	369,806	1
Residential real estate	2,078,907	6	1,637,099	5	1,530,285	5
Premium finance receivables—property and casualty	5,541,447	15	4,855,487	14	4,521,871	14
Premium finance receivables—life insurance	7,608,433	21	7,042,810	20	6,359,556	19
Consumer and other	44,180	0	24,199	0	9,024	0
Total loans, net of unearned income	$37,053,103	100%	$34,789,104	100%	$32,911,187	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of June 30, 2022 and 2021:

	As of June 30, 2022			As of June 30, 2021
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other, excluding commercial PPP	$11,965,016	55.8%	$142,916	$9,562,869	47.5%	$98,505
Commercial PPP	82,089	0.4	3	1,879,407	9.3	2
Total commercial	$12,047,105	56.2%	$142,919	$11,442,276	56.8%	$98,507
Commercial Real Estate:
Construction and development	$1,506,318	7.0%	$45,522	$1,385,249	6.9%	$38,550
Non-construction	7,900,887	36.8	98,210	7,293,120	36.3	119,972
Total commercial real estate	$9,407,205	43.8%	$143,732	$8,678,369	43.2%	$158,522
Total commercial and commercial real estate	$21,454,310	100.0%	$286,651	$20,120,645	100.0%	$257,029

Commercial real estate - collateral location by state:
Illinois	$6,525,160	69.4%		$6,328,851	72.9%
Wisconsin	789,738	8.4		770,366	8.9
Total primary markets	$7,314,898	77.8%		$7,099,217	81.8%
Indiana	320,495	3.4		295,103	3.4
Florida	221,174	2.4		113,222	1.3
Arizona	100,705	1.1		85,684	1.0
California	156,077	1.7		108,836	1.3
Texas	153,535	1.6		111,775	1.2
Other	1,140,321	12.0		864,532	10.0
Total commercial real estate	$9,407,205	100.0%		$8,678,369	100.0%
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. In addition, the Company has participated in the PPP starting in 2020. As of June 30, 2022 the carrying balance of such loans was reduced to approximately $82.1 million primarily resulting from forgiveness by the SBA. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the Company’s commercial loan portfolio, excluding PPP, our allowance for credit losses in our commercial loan portfolio increased to $142.9 million as of June 30, 2022 compared to $98.5 million as of June 30, 2021.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 77.8% of our commercial real estate loan portfolio is located in this region as of June 30, 2022. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of June 30, 2022, our allowance for credit losses related to this portfolio was $143.7 million compared to $158.5 million as of June 30, 2021. The decrease in the allowance for credit losses in our commercial real estate portfolio is primarily due to the impact on the Company’s loan loss modeling from improving macroeconomic conditions and expectations between the two reporting dates primarily related to the Commercial Real Estate Price Index.

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

Residential real estate. Our residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of June 30, 2022, our residential loan portfolio totaled $2.1 billion, or 6% of our total outstanding loans.

Our adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of June 30, 2022, $32.1 million of our residential real estate portfolio, including early buyout loans guaranteed by U.S. government agencies, or 1.5%, were classified as nonaccrual, $50.3 million in loans were 90 or more days past due and still accruing, $953,000 were 30 to 89 days past due and $2.0 billion were current, or 96.0%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, we generally sell in the secondary market loans originated with long-term fixed rates, for which we receive fee income. We may also selectively retain certain of these loans within our banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of June 30, 2022 and 2021 was $13.6 billion and $12.3 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. If such intent to cure and resell changes subsequent to early buyout, the Company reclassifies such loans as held-for-investment. Early buyout loans classified as held-for-investment totaled $113.9 million at June 30, 2022 compared to $50.8 million at June 30, 2021. Such loans consist of both the rebooked GNMA loans and the early buyout exercised loans classified as held-for-investment discussed above. Rebooked GNMA loans held-for-investment amounted to $34.8 million at June 30, 2022, compared to $44.3 million balance at June 30, 2021. The decrease in balance from June 30, 2021 to June 30, 2022 was the result of declining delinquencies between periods. As of June 30, 2022, early buyout exercised loans held-for-investment totaled $79.1 million compared to $6.4 million as of June 30, 2021. As of June 30, 2022, early buyout exercised mortgage loans held-for-sale totaled $218.5 million compared to $352.0 million as of June 30, 2021.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans.

Premium finance receivables – property and casualty. FIRST Insurance Funding and FIFC Canada originated approximately $3.6 billion in property and casualty insurance premium finance receivables in the second quarter of 2022 as compared to $3.0 billion of originations in the second quarter of 2021. During the six months ended June 30, 2022 and 2021, FIRST Insurance Funding and FIFC Canada originated approximately $6.5 billion and $5.5 billion, respectively, in property and casualty insurance premium finance receivables. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their property and casualty insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $369.7 million in life insurance premium finance receivables in the second quarter of 2022 as compared to $360.0 million of originations in the second quarter of 2021. During the six months ended June 30, 2022 and 2021, Wintrust Life Finance originated approximately $743.7 million and $690.3 million, respectively, in life insurance premium finance receivables. The Company continues to experience a high level of competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at June 30, 2022 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2022	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$464,118	$2,246,393	$1,395,019	$12,365	$4,117,895
Fixed rate - PPP	9,032	73,057	—	—	82,089
Variable rate	7,843,285	3,783	53	—	7,847,121
Total commercial	$8,316,435	$2,323,233	$1,395,072	$12,365	$12,047,105
Commercial real estate
Fixed rate	425,615	2,542,948	599,290	40,377	3,608,230
Variable rate	5,780,969	18,006	—	—	5,798,975
Total commercial real estate	$6,206,584	$2,560,954	$599,290	$40,377	$9,407,205
Home equity
Fixed rate	12,945	3,571	2,124	39	18,679
Variable rate	307,147	—	—	—	307,147
Total home equity	$320,092	$3,571	$2,124	$39	$325,826
Residential real estate
Fixed rate	15,003	4,731	31,471	984,504	1,035,709
Variable rate	62,764	206,163	774,271	—	1,043,198
Total residential real estate	$77,767	$210,894	$805,742	$984,504	$2,078,907
Premium finance receivables - property & casualty
Fixed rate	5,380,040	161,407	—	—	5,541,447
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$5,380,040	$161,407	$—	$—	$5,541,447
Premium finance receivables - life insurance
Fixed rate	16,346	497,654	21,784	—	535,784
Variable rate	7,072,649	—	—	—	7,072,649
Total premium finance receivables - life insurance	$7,088,995	$497,654	$21,784	$—	$7,608,433
Consumer and other
Fixed rate	10,538	5,276	97	490	16,401
Variable rate	27,779	—	—	—	27,779
Total consumer and other	$38,317	$5,276	$97	$490	$44,180
Total per category
Fixed rate	6,324,605	5,461,980	2,049,785	1,037,775	14,874,145
Fixed rate - PPP	9,032	73,057	—	—	82,089
Variable rate	21,094,593	227,952	774,324	—	22,096,869
Total loans, net of unearned income	$27,428,230	$5,762,989	$2,824,109	$1,037,775	$37,053,103
Variable Rate Loan Pricing by Index:
Prime					$3,699,801
One- month LIBOR					6,534,892
Three- month LIBOR					237,028
Twelve- month LIBOR					6,747,889
U.S. Treasury tenors					130,698
SOFR tenors					3,586,073
Ameribor tenors					332,768
BSBY tenors					29,945
Other					797,775
Total variable rate					$22,096,869
LIBOR - London Interbank Offered Rate.
SOFR - Secured Overnight Financing Rate.
Ameribor - American Interbank Offered Rate.
BSBY - Bloomberg Short Term Bank Yield Index.

With its ongoing transition from LIBOR, the Company increased the portion of its loan portfolio with interest rate indices that are an alternative to LIBOR during that period, including emerging indices such as SOFR, Ameribor and BSBY. As shown above, at June 30, 2022, variable rate loans with loans priced at SOFR, Ameribor and BSBY totaled $3.6 billion, $332.8 million and $29.9 million, respectively. Additionally, the percentage of the Company’s variable rate loans indexed to LIBOR decreased to 61% at June 30, 2022 compared to 85% at June 30, 2021. The Company continues its transition of its loan portfolio from LIBOR for both loans existing at June 30, 2022 and future new originations.

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

1 Rating —	Minimal Risk (Loss Potential – none or extremely low) (Superior asset quality, excellent liquidity, minimal leverage)

2 Rating —	Modest Risk (Loss Potential demonstrably low) (Very good asset quality and liquidity, strong leverage capacity)

3 Rating —	Average Risk (Loss Potential low but no longer refutable) (Mostly satisfactory asset quality and liquidity, good leverage capacity)

4 Rating —	Above Average Risk (Loss Potential variable, but some potential for deterioration) (Acceptable asset quality, little excess liquidity, modest leverage capacity)

5 Rating —	Management Attention Risk (Loss Potential moderate if corrective action not taken) (Generally acceptable asset quality, somewhat strained liquidity, minimal leverage capacity)

6 Rating —	Special Mention (Loss Potential moderate if corrective action not taken) (Assets in this category are currently protected, potentially weak, but not to the point of substandard classification)

7 Rating —	Substandard Accrual (Loss Potential distinct possibility that the bank may sustain some loss, but no discernible impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

8 Rating —	Substandard Nonaccrual (Loss Potential well documented probability of loss, including potential impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

9 Rating —	Doubtful (Loss Potential extremely high) (These assets have all the weaknesses in those classified “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly improbable)

10 Rating —	Loss (fully charged-off) (Loans in this category are considered fully uncollectible.)
Generally, each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in their portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company maintains an internal loan review function to independently review a portion of the loan portfolio to evaluate the appropriateness of management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the Office of the Comptroller of the Currency ("OCC"), and are also reviewed by our internal audit staff.

The Company’s Problem Loan Reporting system includes all such loans described above with credit risk ratings of 6 through 9. This system is designed to provide an ongoing detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible and, as a result, no longer share similar risk characteristics as its related pool. If that is the case, the individual loan is considered collateral dependent and individually assessed for an allowance for credit loss. The Company’s individual assessment utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions.

Through the credit risk rating process, such loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to nonaccrual status or a charge-off. If the Company determines that a loan amount or portion thereof is uncollectible, the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

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

(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$—	$15	$1,244
Commercial real estate	—	—	—	—
Home equity	—	—	—	—
Residential real estate	—	—	—	—
Premium finance receivables—property and casualty	6,447	12,363	7,210	3,570
Premium finance receivables—life insurance	—	—	7	—
Consumer and other	25	43	137	178
Total loans past due greater than 90 days and still accruing	6,472	12,406	7,369	4,992
Nonaccrual loans:
Commercial	32,436	16,878	20,399	23,232
Commercial real estate	10,718	12,301	21,746	26,035
Home equity	1,084	1,747	2,574	3,478
Residential real estate	8,330	7,262	16,440	23,050
Premium finance receivables—property and casualty	13,303	6,707	5,433	6,418
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	8	4	477	485
Total nonaccrual loans	65,879	44,899	67,069	82,698
Total non-performing loans:
Commercial	32,436	16,878	20,414	24,476
Commercial real estate	10,718	12,301	21,746	26,035
Home equity	1,084	1,747	2,574	3,478
Residential real estate	8,330	7,262	16,440	23,050
Premium finance receivables—property and casualty	19,750	19,070	12,643	9,988
Premium finance receivables—life insurance	—	—	7	—
Consumer and other	33	47	614	663
Total non-performing loans	$72,351	$57,305	$74,438	$87,690
Other real estate owned	5,574	4,978	1,959	10,510
Other real estate owned—from acquisitions	1,265	1,225	2,312	5,062
Other repossessed assets	—	—	—	—
Total non-performing assets	79,190	$63,508	$78,709	$103,262
Accruing TDRs not included within non-performing assets	$36,184	$35,922	$37,486	$44,019
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.27%	0.15%	0.17%	0.21%
Commercial real estate	0.11	0.13	0.24	0.30
Home equity	0.33	0.54	0.77	0.94
Residential real estate	0.40	0.40	1.00	1.51
Premium finance receivables—property and casualty	0.36	0.39	0.26	0.22
Premium finance receivables—life insurance	—	—	0.00	—
Consumer and other	0.07	0.10	2.54	7.35
Total non-performing loans	0.20%	0.16%	0.21%	0.27%
Total non-performing assets, as a percentage of total assets	0.16%	0.13%	0.16%	0.22%
Total nonaccrual loans as a percentage of total loans	0.18%	0.13%	0.19%	0.25%
Allowance for credit losses as a percentage of nonaccrual loans	473.76%	670.77%	446.78%	367.64%
(1)Excludes early buy-out loans guaranteed by U.S. government agencies. Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.
(2)As of June 30, 2022, approximately $541,000 of TDRs were past due greater than 90 days and still accruing interest. As of March 31, 2022, December 31, 2021, and June 30, 2021, approximately $320,000 of TDRs were past due greater than 90 days and still accruing interest.

At this time, management believes reserves are appropriate to absorb losses that are expected upon the ultimate resolution of these credits. While the ultimate effect of the COVID-19 pandemic on non-performing assets still remains unknown, significant increases may occur in subsequent periods due to ongoing macroeconomic uncertainty and related impacts on borrowers. Management will continue to actively review and monitor its loan portfolios, in an effort to identify problem credits in a timely manner. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at June 30, 2022 and March 31, 2022:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of June 30, 2022
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$32,436	$—	$7,756	$13,897	$11,910,927	$11,965,016
Commercial PPP loans	—	—	9,033	223	72,833	82,089
Commercial real estate
Construction and development	889	—	—	1,144	1,504,285	1,506,318
Non-construction	9,829	—	6,771	33,076	7,851,211	7,900,887
Home equity	1,084	—	154	930	323,658	325,826
Residential real estate, excluding early buy-out loans	8,330	—	534	147	1,956,040	1,965,051
Premium finance receivables
Property and casualty insurance loans	13,303	6,447	15,299	23,313	5,483,085	5,541,447
Life insurance loans	—	—	1,796	65,155	7,541,482	7,608,433
Consumer and other	8	25	8	119	44,020	44,180
Total loans, net of unearned income, excluding early buy-out loans	$65,879	$6,472	$41,351	$138,004	$36,687,541	$36,939,247
Early buy-out loans guaranteed by U.S. government agencies (1)	23,815	50,314	272	—	39,455	113,856
Total loans, net of unearned income	$89,694	$56,786	$41,623	$138,004	$36,726,996	$37,053,103

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
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

As of June 30, 2022, $41.4 million of all loans, excluding early buy-out loans guaranteed by U.S. government agencies, or 0.1% were 60 to 89 days (or two payments) past due and $138.0 million of all loans or 0.4% were 30 to 59 days (or one payment) past due. As of March 31, 2022, $35.7 million of all loans, excluding early buy-out loans guaranteed by U.S. government agencies, or 0.1%, were 60 to 89 days (or two payments) past due and $118.4 million, or 0.3%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2022 that were current with regard to the contractual terms of the loan agreement represent 99.3% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at June 30, 2022 that were current with regards to the contractual terms of the loan agreements comprise 99.5% of total residential real estate loans outstanding.

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2022	2021	2022	2021
Balance at beginning of period	$57,305	$99,059	$74,438	$127,513
Additions from becoming non-performing in the respective period	22,841	12,762	26,982	22,656
Return to performing status	(1,000)	—	(1,729)	(654)
Payments received	(4,029)	(12,312)	(24,168)	(35,043)
Transfer to OREO and other repossessed assets	(1,611)	(3,660)	(5,988)	(5,032)
Charge-offs	(1,969)	(4,684)	(4,323)	(7,636)
Net change for niche loans (1)	814	(3,475)	7,139	(14,114)
Balance at end of period	$72,351	$87,690	$72,351	$87,690
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

Management determined that the allowance for credit losses was appropriate at June 30, 2022, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Allowance for credit losses at beginning of period	$301,168	$321,209	$299,653	$379,910
Provision for credit losses	20,493	(15,289)	24,518	(60,675)
Other adjustments	(56)	33	(34)	63
Charge-offs:
Commercial	8,928	3,237	10,342	15,018
Commercial real estate	40	1,412	817	2,392
Home equity	192	142	389	142
Residential real estate	—	3	466	5
Premium finance receivables	2,903	2,077	4,581	5,316
Consumer and other	253	104	446	218
Total charge-offs	12,316	6,975	17,041	23,091
Recoveries:
Commercial	996	902	1,534	1,354
Commercial real estate	553	514	585	714
Home equity	123	328	216	429
Residential real estate	6	36	11	240
Premium finance receivables	1,119	3,239	2,595	5,021
Consumer and other	23	34	72	66
Total recoveries	2,820	5,053	5,013	7,824
Net charge-offs	(9,496)	(1,922)	(12,028)	(15,267)
Allowance for credit losses at period end	$312,109	$304,031	$312,109	$304,031
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.27%	0.08%	0.15%	0.22%
Commercial real estate	(0.02)	0.04	0.01	0.04
Home equity	0.09	(0.20)	0.11	(0.15)
Residential real estate	0.00	(0.01)	0.05	(0.03)
Premium finance receivables	0.06	(0.04)	0.03	0.01
Consumer and other	1.31	0.69	1.26	0.62
Total loans, net of unearned income	0.11%	0.02%	0.07%	0.09%
Loans at period-end	$37,053,103	$32,911,187
Allowance for loan losses as a percentage of loans at period end	0.68%	0.79%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.84	0.92
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end, excluding PPP loans	0.84	0.98

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $60.3 million and $42.9 million as of June 30, 2022 and June 30, 2021, respectively.

Additions to the allowance for credit losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for credit losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for credit losses. See Note 7 - Allowance for Credit Losses of the Consolidated

Financial Statements presented under Item 1 of this report for further discussion of activity within the allowance for credit losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio.

How We Determine the Allowance for Credit Losses

The allowance for credit losses is measured on a collective or pooled basis by loans that share similar risk characteristics. If the loan no longer exhibits risk characteristics similar to that of a pool, typically due to credit deterioration of the related borrower, the Company analyzes the loan for purposes of individually assessing a specific allowance for credit loss as part of the Problem Loan Reporting system review. A separate reserve is collectively measured for loans continuing to share risk characteristics and, as a result, remaining in the pools. See Note 7 - Allowance for Credit Losses of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of the allowance for credit losses measurement process.

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

The home equity loan portfolio is reviewed on a loan by loan basis by analyzing current FICO scores of the borrowers, line availability, recent line usage, an approaching maturity and the aging status of the loan. Certain of these factors, or combination of these factors, may cause a portion of the credit risk ratings of home equity loans across all banks to be downgraded. Similar to commercial and commercial real estate loans, once a home equity loan’s credit risk rating is downgraded to a 6 through 9, the Company’s Managed Asset Division reviews and advises the subsidiary banks as to collateral valuations and as to the ultimate resolution of the credits that deteriorate to a nonaccrual status to minimize losses.

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

TDRs

At June 30, 2022, the Company had $45.4 million in loans modified in TDRs. The $45.4 million in TDRs represents 227 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $44.9 million representing 227 credits at March 31, 2022 and decreased from $55.7 million representing 273 credits at June 30, 2021.

Concessions were granted on a case-by-case basis working with these borrowers to find modified terms that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 7 - Allowance for Credit Losses of the Consolidated Financial Statements in Item 1 of this report for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was individually assessed when measuring the allowance for credit losses at June 30, 2022 and approximately $2.3 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at June 30, 2022, the Company was committed to lend an additional $545,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(In thousands)	2022	2022	2021
Accruing TDRs:
Commercial	$2,456	$2,773	$6,911
Commercial real estate	9,659	10,068	9,659
Residential real estate and other	24,069	23,081	27,449
Total accruing TDRs	$36,184	$35,922	$44,019
Nonaccrual TDRs: (1)
Commercial	$4,786	$4,935	$4,104
Commercial real estate	1,955	2,050	3,434
Residential real estate and other	2,453	1,964	4,190
Total nonaccrual TDRs	$9,194	$8,949	$11,728
Total TDRs:
Commercial	$7,242	$7,708	$11,015
Commercial real estate	11,614	12,118	13,093
Residential real estate and other	26,522	25,045	31,639
Total TDRs	$45,378	$44,871	$55,747
(1)Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of June 30, 2022 and June 30, 2021, and show the change in the balance during those periods:

Three months ended June 30, 2022 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,708	$12,118	$25,045	$44,871
Additions during the period	186	—	2,235	2,421
Reductions:
Charge-offs	(191)	—	—	(191)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	—	—	—
Payments received	(461)	(504)	(758)	(1,723)
Balance at period end	$7,242	$11,614	$26,522	$45,378

Three months ended June 30, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$13,119	$10,787	$32,677	$56,583
Additions during the period	395	2,707	1,097	4,199
Reductions:
Charge-offs	(888)	(23)	(7)	(918)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	—	(515)	(515)
Payments received	(1,611)	(378)	(1,613)	(3,602)
Balance at period end	$11,015	$13,093	$31,639	$55,747

Six months ended June 30, 2022 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$10,877	$10,471	$27,961	$49,309
Additions during the period	468	1,907	3,143	5,518
Reductions:
Charge-offs	(201)	(3)	(217)	(421)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	(1,120)	—	(287)	(1,407)
Payments received	(2,782)	(761)	(4,078)	(7,621)
Balance at period end	$7,242	$11,614	$26,522	$45,378

Six months ended June 30, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,190	$16,726	$33,276	$68,192
Additions during the period	546	2,944	2,835	6,325
Reductions:
Charge-offs	(2,297)	(23)	(7)	(2,327)
Transferred to OREO and other repossessed assets	(99)	—	(459)	(558)
Removal of TDR loan status (1)	—	(800)	(939)	(1,739)
Payments received	(5,325)	(5,754)	(3,067)	(14,146)
Balance at period end	$11,015	$13,093	$31,639	$55,747
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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance at beginning of period	$6,203	$15,813	$4,271	$16,558
Disposal/resolved	(1,172)	(3,152)	(3,669)	(5,314)
Transfers in at fair value, less costs to sell	2,090	3,660	6,519	5,247
Fair value adjustments	(282)	(749)	(282)	(919)
Balance at end of period	$6,839	$15,572	$6,839	$15,572

	Period End
(In thousands)	June 30, 2022	March 31, 2022	June 30, 2021
Residential real estate	$1,630	$1,127	$1,952
Residential real estate development	133	—	1,030
Commercial real estate	5,076	5,076	12,590
Total	$6,839	$6,203	$15,572

Deposits

Total deposits at June 30, 2022 were $42.6 billion, an increase of $3.8 billion, or 10%, compared to total deposits at June 30, 2021. See Note 10 - Deposits to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2022:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2022 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (1)
1-3 months	$806,666	0.36%
4-6 months	714,444	0.39
7-9 months	600,188	0.39
10-12 months	600,812	0.48
13-18 months	562,331	0.66
19-24 months	241,172	0.45
24+ months	150,608	1.03
Total	$3,676,221	0.47%
(1)Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2022		March 31, 2022		June 30, 2021
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$13,805,128	33%	$13,734,064	34%	$12,246,274	32%
NOW and interest-bearing demand deposits	5,230,702	13	4,788,272	12	3,829,023	10
Wealth management deposits	2,835,267	7	2,505,800	6	2,226,612	6
Money market	11,892,948	29	12,773,805	30	11,487,954	30
Savings	3,882,856	9	3,904,299	9	3,728,271	10
Time certificates of deposit	3,687,778	9	3,861,371	9	4,632,796	12
Total average deposits	$41,334,679	100%	$41,567,611	100%	$38,150,930	100%

Total average deposits for the second quarter of 2022 were $41.3 billion, an increase of $3.2 billion, or 8%, from the second quarter of 2021. The increase in average deposits is primarily attributable to organic growth of retail deposits.

Wealth management deposits are funds from the brokerage customers of Wintrust Investments, CDEC and trust and asset management customers of the Company which have been placed into deposit accounts of the banks (“wealth management deposits” in the table above). Wealth Management deposits consist primarily of money market accounts. Consistent with reasonable interest rate risk parameters, these funds have generally been invested in loan production of the banks as well as other investments suitable for banks.

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

	June 30,		December 31,
(Dollars in thousands)	2022	2021	2021	2020	2019
Total deposits	$42,593,326	$38,804,616	$42,095,585	$37,092,651	$30,107,138
Brokered deposits	1,791,443	2,142,346	1,591,083	1,843,227	1,011,404
Brokered deposits as a percentage of total deposits	4.2%	5.5%	3.8%	5.0%	3.4%

Brokered deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARs”), and certain deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(In thousands)	2022	2022	2021
FHLB advances	$1,197,390	$1,241,071	$1,235,142
Other borrowings:
Notes payable	74,912	80,261	96,306
Short-term borrowings	14,791	13,456	15,034
Secured borrowings	337,626	337,590	350,219
Other	62,450	62,960	64,365
Total other borrowings	$489,779	$494,267	$525,924
Subordinated notes	437,084	436,966	436,644
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$2,377,819	$2,425,870	$2,451,276
FHLB advances provide the banks with access to fixed-rate funds that are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $1.2 billion at each of June 30, 2022, March 31, 2022 and June 30, 2021.

Notes payable balances represent the balances on a loan agreement (“Credit Agreement”) with unaffiliated banks consisting of a $100.0 million revolving credit facility (“Revolving Credit Facility”) and a $150.0 million term facility (“Term Facility”). Both the Revolving Credit Facility and the Term Facility are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. In December of 2021, the Revolving Credit Facility was amended to increase the commitment amount by $50.0 million for a total commitment of $100.0 million. At June 30, 2022 and 2021, the Company had a balance under the Term Facility of $69.6 million and $91.0 million, respectively. The Company was contractually required to borrow the entire amount of the Term

Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At June 30, 2022, the Company had no outstanding balance under the Revolving Credit Facility.

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. These borrowings totaled $16.4 million at June 30, 2022 compared to $9.2 million at December 31, 2021 and $15.6 million at June 30, 2021. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

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

Other borrowings at June 30, 2022 include a fixed-rate promissory note issued by the Company in June 2017 and amended in March 2020 and in October 2021 (“Fixed-Rate Promissory Note”) related to and secured by three office buildings owned by the Company. At June 30, 2022, the Fixed-Rate Promissory Note had a balance of $62.3 million compared to $63.3 million at December 31, 2021 and $64.2 million at June 30, 2021. An amendment to the Fixed-Rate Promissory Note was executed on and became effective as of March 31, 2020. The amendment increased the principal amount to $66.4 million, reduced the interest rate to 3.00% and extended the maturity date to March 31, 2025. Another amendment to the Fixed-Rate Promissory Note was executed and effective as of October 6, 2021. The amendment reduced the interest rate from 3.00% to 1.70%. Under the Fixed-Rate Promissory Note, during the six months ended June 30, 2022, the Company made monthly principal payments and paid interest at a fixed rate of 1.70%.

At June 30, 2022, the Company had outstanding subordinated notes totaling $437.2 million compared to $437.0 million and $436.7 million outstanding at December 31, 2021 and June 30, 2021, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized costs paid related to the different issuances of such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of June 30, 2022, December 31, 2021 and June 30, 2021. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At June 30, 2022, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

See Note 11 - FHLB Advances, Other Borrowings and Subordinated Notes and Note 12 - Junior Subordinated Debentures of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	June 30, 2022	March 31, 2022	June 30, 2021
Tier 1 leverage ratio	8.8%	8.1%	8.2%
Risk-based capital ratios:
Tier 1 capital ratio	9.9	9.6	10.1
Common equity tier 1 capital ratio	9.0	8.6	9.0
Total capital ratio	11.9	11.6	12.4
Other ratio:
Total average equity-to-total average assets(1)	9.2	9.1	9.3
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Leverage ratio	4.0%	NA	N/A
Tier 1 capital to risk-weighted assets	6.0	8.5	6.0
Common equity Tier 1 capital to risk-weighted assets	4.5	7.0	N/A
Total capital to risk-weighted assets	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of June 30, 2022 would exceed such revised well-capitalized standard.

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January and April of 2022, the Company declared a quarterly cash dividend of $0.34 per common share. In January, April, July and October of 2021, the Company declared a quarterly cash dividend of $0.31 per common share.

The Company continues to leverage its capital management framework to assess and monitor risk when making capital decisions, including uncertainty from the COVID-19 pandemic. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

See Note 18 - Shareholders’ Equity and Earnings Per Share of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D Preferred Stock in June 2015, Series E Preferred Stock and associated Depositary Shares in May 2020, and additional common stock offering in June 2022. The Company hereby incorporates by reference Note 18 of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

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

In addition to the liquidity management noted above, in the second quarter of 2022, the Company sold a total of 3,450,000 shares of its common stock through a public offering. Net proceeds to the Company totaled approximately $285.7 million, net of estimated issuance costs. In the second quarter of 2022, we maintained our liquid assets to ensure that we would have the balance sheet strength to serve our clients. As a result, the Company believes that it has sufficient funds and access to funds to effectively meet its working capital and other needs as well as manage through the continued COVID-19 pandemic. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

INFLATION

A banking organization’s assets and liabilities are primarily monetary. Changes in the rate of inflation typically do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as inflation. Accordingly, changes in inflation are not expected to have as material an impact on the Company’s business as entities operating in other industries. An analysis of the Company’s asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” section of this report for additional information.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, such as the impacts of the COVID-19 pandemic (including the continued emergence of variant strains), and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2021 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•the severity, magnitude and duration of the COVID-19 pandemic, including the continued emergence of variant strains, and the direct and indirect impact of such pandemic, as well as responses to the pandemic by the government, businesses and consumers, on our operations and personnel, commercial activity and demand across our business and our customers’ businesses;

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2022, March 31, 2022 and June 30, 2021 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2022	17.0%	9.0%	(12.6)%
March 31, 2022	21.4	11.0	(11.3)
June 30, 2021	24.6	11.7	(6.9)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2022	10.2%	5.3%	(6.9)%
March 31, 2022	11.2	5.8	(7.1)
June 30, 2021	11.4	5.8	(3.3)

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps, floors and collars, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 15 - Derivative Financial Instruments of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s derivative financial instruments.

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2022 and June 30, 2021. See Note 15 - Derivative Financial Instruments of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the three and six months ended June 30, 2022 and June 30, 2021.

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

Wintrust Mortgage Wage Payment Matter

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit in the Superior Court of Los Angeles County, California against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage filed its response to the complaint on February 25, 2019. On November 1, 2019, the plaintiff's counsel filed a letter with the California Department of Labor advising that it was initiating an action under California's Private Attorney General Act statute based on the same alleged violations. In November 2019, the parties reached a settlement agreement. The parties executed a settlement agreement and on February 26, 2020, plaintiff moved the court for approval. A hearing on the motion to approve settlement was originally set for June 16, 2020, but the court continued the motion to September 8, 2020. On September 8, 2020, the court requested the parties make certain changes to the settlement agreement that were immaterial to the parties’ settlement terms. The parties revised the settlement agreement consistent with the court's recommendations and submitted the revised settlement agreement to the court for its approval. On January 27, 2021, the court entered its preliminary approval of the settlement. After no class members opted out or objected to the settlement, the court issued its final approval of the settlement on June 17, 2021 and on June 18, 2021, Wintrust Mortgage tendered the settlement amount to the class claims administrator. Payments to class members have been completed and this matter is closed. The Company had reserved an amount for this settlement that is immaterial to its results of operations or financial condition.

Wintrust Mortgage California PAGA Matter

On May 24, 2022, a former Wintrust Mortgage employee filed a California Private Attorney General Act (“PAGA”) suit, not individually, but as representative of all Wintrust Mortgage’s California hourly employees, against Wintrust Mortgage in the Superior Court of San Diego County, California. Plaintiff alleges Wintrust Mortgage failed to provide: (i) accurate sick leave accrual and pay; (ii) overtime wages; (iii) accurately itemized wage statements; (iv) meal breaks and meal premiums; (v) timely payment of earned wages; (vi) payment of all earned wages; and (vii) payment of all vested vacation hours. Wintrust Mortgage disputes the validity of Plaintiff’s claims and believes, to the extent there were defects in complying with California law governing the payment of compensation to Plaintiff, such errors would have been de minimis. Plaintiff also has an arbitration agreement with a collective and class action waiver. We believe plaintiff’s allegations to be legally and factually meritless and otherwise lack sufficient information to estimate the amount of any potential liability.

Wintrust Mortgage Fair Lending Matter

On May 25, 2022, a Wintrust Mortgage customer filed a putative class action and asserted individual claims against Wintrust Mortgage and Wintrust Financial Corporation in the District Court for the Northern District of Illinois. Plaintiff alleges that Wintrust Mortgage discriminated against black/African American borrowers and brings class claims under the Equal Credit Opportunity Act, Sections 1981 and 1982 under Chapter 42 of the United States Code; and the Fair Housing Act of 1968. Plaintiff also asserts individual claims under theories of promissory estoppel, fraudulent inducement, and breach of contract. We vigorously dispute these allegations, believe them to be legally and factually meritless, and otherwise lack sufficient information to estimate the amount of any potential liability.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. On October 28, 2021, the Board of Directors of the Company authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock. This authorization is incremental to the remaining authorization of approximately $23 million under the previous program, which the Board approved in 2019. The repurchase authorization does not have an expiration date. No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three or six months ended June 30, 2022.

Item 6: Exhibits:

(a)Exhibits
(Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

10.1	2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 27, 2022).*

10.2
Tenth Amending Agreement, dated as of May 2, 2022, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 3, 2022).

10.3
Performance Guarantee Confirmation, dated as of May 2, 2022, confirming the Performance Guarantee dated as of December 16, 2014, by and between the Company and Plaza Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 3, 2022).

10.4
Fee Letter dated as of May 2, 2022 by CIBC Mellon Trust Company, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada and acknowledged by First Insurance Funding of Canada Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 3, 2022).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	August 8, 2022	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)