Form 10-Q
period 2022-09-30
WINTRUST FINANCIAL CORP
filed 2022-11-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Common Stock — no par value, 60,765,273 shares, as of October 31, 2022

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2022	December 31, 2021	September 30, 2021
Assets
Cash and due from banks	$489,590	$411,150	$462,244
Federal funds sold and securities purchased under resale agreements	57	700,055	55
Interest-bearing deposits with banks	3,968,605	5,372,603	5,232,315
Available-for-sale securities, at fair value	2,923,653	2,327,793	2,373,478
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $310, $78 and $83 at September 30, 2022, December 31, 2021 and September 30, 2021, respectively ($2.7 billion, $2.9 billion and $2.7 billion fair value at September 30, 2022, December 31, 2021 and September 30, 2021, respectively)	3,389,842	2,942,285	2,736,722
Trading account securities	179	1,061	1,103
Equity securities with readily determinable fair value	114,012	90,511	88,193
Federal Home Loan Bank and Federal Reserve Bank stock	178,156	135,378	135,408
Brokerage customer receivables	20,327	26,068	26,378
Mortgage loans held-for-sale, at fair value	376,160	817,912	925,312
Loans, net of unearned income	38,167,613	34,789,104	33,264,043
Allowance for loan losses	(246,110)	(247,835)	(248,612)
Net loans	37,921,503	34,541,269	33,015,431
Premises, software and equipment, net	763,029	766,405	748,872
Lease investments, net	244,822	242,082	243,933
Accrued interest receivable and other assets	1,316,305	1,084,115	1,166,917
Goodwill	653,079	655,149	645,792
Other acquisition-related intangible assets	23,620	28,307	30,118
Total assets	$52,382,939	$50,142,143	$47,832,271

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$13,529,277	$14,179,980	$13,255,417
Interest-bearing	29,267,914	27,915,605	26,697,141
Total deposits	42,797,191	42,095,585	39,952,558
Federal Home Loan Bank advances	2,316,071	1,241,071	1,241,071
Other borrowings	447,215	494,136	504,527
Subordinated notes	437,260	436,938	436,811
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	—	—	1,348
Accrued interest payable and other liabilities	1,493,656	1,122,159	1,032,073
Total liabilities	47,744,959	45,643,455	43,421,954
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at September 30, 2022, December 31, 2021 and September 30, 2021	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at September 30, 2022, December 31, 2021 and September 30, 2021	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2022, December 31, 2021 and September 30, 2021; 60,743,335 shares issued at September 30, 2022, 58,891,780 shares issued at December 31, 2021 and 58,793,715 shares issued at September 30, 2021	60,743	58,892	58,794
Surplus	1,891,621	1,685,572	1,674,062
Treasury stock, at cost, no shares at September 30, 2022, 1,837,689 shares at December 31, 2021, and 1,837,689 shares at September 30, 2021	—	(109,903)	(109,903)
Retained earnings	2,731,844	2,447,535	2,373,447
Accumulated other comprehensive (loss) income	(458,728)	4,092	1,417
Total shareholders’ equity	4,637,980	4,498,688	4,410,317
Total liabilities and shareholders’ equity	$52,382,939	$50,142,143	$47,832,271
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income
Interest and fees on loans	$402,689	$285,587	$1,008,888	$844,388
Mortgage loans held-for-sale	5,371	7,716	17,198	24,935
Interest-bearing deposits with banks	15,621	2,000	23,098	4,352
Federal funds sold and securities purchased under resale agreements	1,845	—	3,640	—
Investment securities	38,569	25,189	107,508	68,076
Trading account securities	7	3	16	6
Federal Home Loan Bank and Federal Reserve Bank stock	2,109	1,777	5,704	5,291
Brokerage customer receivables	267	185	646	457
Total interest income	466,478	322,457	1,166,698	947,505
Interest expense
Interest on deposits	45,916	19,305	79,755	71,547
Interest on Federal Home Loan Bank advances	6,812	4,931	16,506	14,658
Interest on other borrowings	4,008	2,501	8,981	7,678
Interest on subordinated notes	5,485	5,480	16,484	16,469
Interest on junior subordinated debentures	2,809	2,744	6,426	8,172
Total interest expense	65,030	34,961	128,152	118,524
Net interest income	401,448	287,496	1,038,546	828,981
Provision for credit losses	6,420	(7,916)	30,943	(68,562)
Net interest income after provision for credit losses	395,028	295,412	1,007,603	897,543
Non-interest income
Wealth management	33,124	31,531	95,887	91,530
Mortgage banking	27,221	55,794	137,766	219,872
Service charges on deposit accounts	14,349	14,149	45,520	39,434
(Losses) gains on investment securities, net	(3,103)	(2,431)	(13,682)	8
Fees from covered call options	1,366	1,157	6,177	2,545
Trading (losses) gains, net	(7)	58	4,058	39
Operating lease income, net	12,644	12,807	43,126	39,487
Other	15,888	23,409	48,362	59,438
Total non-interest income	101,482	136,474	367,214	452,353
Non-interest expense
Salaries and employee benefits	176,095	170,912	515,776	524,538
Software and equipment	24,126	22,029	71,186	63,807
Operating lease equipment depreciation	9,448	10,013	27,930	30,733
Occupancy, net	17,727	18,158	53,202	55,841
Data processing	7,767	7,104	23,282	20,072
Advertising and marketing	16,600	13,443	45,139	33,294
Professional fees	7,544	7,052	23,821	21,943
Amortization of other acquisition-related intangible assets	1,492	1,877	4,680	5,923
FDIC insurance	7,186	6,750	21,864	19,713
Other real estate owned expense, net	229	(1,531)	(509)	(1,013)
Other	28,255	26,337	83,064	74,294
Total non-interest expense	296,469	282,144	869,435	849,145
Income before taxes	200,041	149,742	505,382	500,751
Income tax expense	57,080	40,605	140,517	133,357
Net income	$142,961	$109,137	$364,865	$367,394
Preferred stock dividends	6,991	6,991	20,973	20,973
Net income applicable to common shares	$135,970	$102,146	$343,892	$346,421
Net income per common share—Basic	$2.24	$1.79	$5.86	$6.08
Net income per common share—Diluted	$2.21	$1.77	$5.78	$6.00
Cash dividends declared per common share	$0.34	$0.31	$1.02	$0.93
Weighted average common shares outstanding	60,738	57,000	58,679	56,985
Dilutive potential common shares	837	753	814	728
Average common shares and dilutive common shares	61,575	57,753	59,493	57,713
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$142,961	$109,137	$364,865	$367,394
Unrealized losses on available-for-sale securities
Before tax	(193,262)	(14,141)	(565,815)	(68,555)
Tax effect	51,504	3,767	150,789	18,290
Net of tax	(141,758)	(10,374)	(415,026)	(50,265)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	12	350	262	1,144
Tax effect	(3)	(94)	(70)	(307)
Net of tax	9	256	192	837
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	44	54	130	158
Tax effect	(12)	(14)	(35)	(42)
Net of tax	32	40	95	116
Net unrealized losses on available-for-sale securities	(141,799)	(10,670)	(415,313)	(51,218)
Unrealized (losses) gains on derivative instruments
Before tax	(76,441)	9,004	(34,585)	51,008
Tax effect	20,371	(2,400)	9,205	(13,594)
Net unrealized (losses) gains on derivative instruments	(56,070)	6,604	(25,380)	37,414
Foreign currency adjustment
Before tax	(22,630)	(5,858)	(28,048)	(248)
Tax effect	4,808	1,208	5,921	87
Net foreign currency adjustment	(17,822)	(4,650)	(22,127)	(161)
Total other comprehensive loss	(215,691)	(8,716)	(462,820)	(13,965)
Comprehensive (loss) income	$(72,730)	$100,421	$(97,955)	$353,429
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 30, 2021	$412,500	$58,770	$1,669,002	$(100,363)	$2,288,969	$10,133	$4,339,011
Net income	—	—	—	—	109,137	—	109,137
Other comprehensive loss, net of tax	—	—	—	—	—	(8,716)	(8,716)
Cash dividends declared on common stock, $0.31 per share	—	—	—	—	(17,668)	—	(17,668)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Common stock repurchases under authorized program	—	—	—	(9,540)	—	—	(9,540)
Stock-based compensation	—	—	3,243	—	—	—	3,243
Common stock issued for:
Exercise of stock options and warrants	—	8	310	—	—	—	318
Restricted stock awards	—	3	(3)	—	—	—	—
Employee stock purchase plan	—	13	915	—	—	—	928
Director compensation plan	—	—	595	—	—	—	595
Balance at September 30, 2021	$412,500	$58,794	$1,674,062	$(109,903)	$2,373,447	$1,417	$4,410,317

Balance at January 1, 2021	$412,500	$58,473	$1,649,990	$(100,363)	$2,080,013	$15,382	$4,115,995
Net income	—	—	—	—	367,394	—	367,394
Other comprehensive loss, net of tax	—	—	—	—	—	(13,965)	(13,965)
Cash dividends declared on common stock, $0.93 per share	—	—	—	—	(52,987)	—	(52,987)
Dividends on Series D preferred stock, $1.23 per share and Series E preferred stock, $1,289.07 per share	—	—	—	—	(20,973)	—	(20,973)
Common stock repurchases under authorized program	—	—	—	(9,540)	—	—	(9,540)
Stock-based compensation	—	—	9,437	—	—	—	9,437
Common stock issued for:
Exercise of stock options and warrants	—	246	10,313	—	—	—	10,559
Restricted stock awards	—	13	(13)	—	—	—	—
Employee stock purchase plan	—	38	2,510	—	—	—	2,548
Director compensation plan	—	24	1,825	—	—	—	1,849
Balance at September 30, 2021	$412,500	$58,794	$1,674,062	$(109,903)	$2,373,447	$1,417	$4,410,317

Balance at June 30, 2022	$412,500	$60,722	$1,880,913	$—	$2,616,525	$(243,037)	$4,727,623
Net income	—	—	—	—	142,961	—	142,961
Other comprehensive loss, net of tax	—	—	—	—	—	(215,691)	(215,691)
Cash dividends declared on common stock, $0.34 per share	—	—	—	—	(20,651)	—	(20,651)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	8,963	—	—	—	8,963
Common stock issued for:
Exercise of stock options and warrants	—	4	194	—	—	—	198
Restricted stock awards	—	5	(5)	—	—	—	—
Employee stock purchase plan	—	12	882	—	—	—	894
Director compensation plan	—	—	674	—	—	—	674
Balance at September 30, 2022	$412,500	$60,743	$1,891,621	$—	$2,731,844	$(458,728)	$4,637,980

Balance at January 1, 2022	$412,500	$58,892	$1,685,572	$(109,903)	$2,447,535	$4,092	$4,498,688
Net income	—	—	—	—	364,865	—	364,865
Other comprehensive loss, net of tax	—	—	—	—	—	(462,820)	(462,820)
Cash dividends declared on common stock, $1.02 per share	—	—	—	—	(59,583)	—	(59,583)
Dividends on Series D preferred stock, $1.23 per share and Series E preferred stock, $1,289.07 per share	—	—	—	—	(20,973)	—	(20,973)
Stock-based compensation	—	—	23,852	—	—	—	23,852
Common stock issued for:
New issuance, net of cost	—	1,612	174,206	109,903	—	—	285,721
Exercise of stock options and warrants	—	88	3,650	—	—	—	3,738
Restricted stock awards	—	61	(61)	—	—	—	—
Employee stock purchase plan	—	31	2,498	—	—	—	2,529
Director compensation plan	—	59	1,904	—	—	—	1,963
Balance at September 30, 2022	$412,500	$60,743	$1,891,621	$—	$2,731,844	$(458,728)	$4,637,980

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021
Operating Activities:
Net income	$364,865	$367,394
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	30,943	(68,562)
Depreciation, amortization and accretion, net	64,726	75,389
Stock-based compensation expense	23,852	9,437
Amortization of premium on securities, net	2,048	5,188
Accretion of discount and deferred fees on loans, net	(17,237)	(68,413)
Mortgage servicing rights fair value changes, net of economic hedge	(41,087)	15,685
Non-designated derivatives fair value changes, net	957	(378)
Originations and purchases of mortgage loans held-for-sale	(2,377,249)	(5,504,906)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	69,605	(9,747)
Proceeds from sales of mortgage loans held-for-sale	2,664,774	6,014,689
Bank owned life insurance (“BOLI”) loss (income)	588	(4,620)
Decrease (increase) in trading securities, net	882	(432)
Decrease (increase) in brokerage customer receivables, net	5,741	(8,942)
Gains on mortgage loans sold	(37,022)	(178,927)
Losses (gains) on investment securities, net	13,682	(8)
Losses (gains) on sales of premises and equipment, net, and sale of related deposit liabilities	2,114	(3,649)
Gains on sales and fair value adjustments of other real estate owned, net	(805)	(2,134)
Decrease in accrued interest receivable and other assets, net	22,542	121,657
Increase (decrease) in accrued interest payable and other liabilities, net	261,253	(27,720)
Net Cash Provided by Operating Activities	1,055,172	731,001
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	275,336	1,101,149
Proceeds from maturities and calls of held-to-maturity securities	174,211	177,668
Proceeds from sales of available-for-sale securities	—	192,227
Proceeds from sales of equity securities with readily determinable fair value	21,753	9,759
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,232	2,467
Purchases of available-for-sale securities	(1,438,270)	(682,172)
Purchases of held-to-maturity securities	(623,011)	(2,537,242)
Purchases of equity securities with readily determinable fair value	(54,495)	(6,000)
Purchases of equity securities without readily determinable fair value	(9,892)	(7,295)
(Purchases) redemptions of Federal Home Loan Bank and Federal Reserve Bank stock, net	(42,778)	180
Distributions from (contributions to) investments in partnerships, net	3,506	(2,757)
Proceeds from sales of other real estate owned	3,802	7,263
Decrease in securities purchased under resale agreements with terms exceeding three months, net	700,000	—
Decrease (increase) in interest-bearing deposits with banks, net	1,400,793	(428,917)
Increase in loans, net	(3,324,304)	(1,169,636)
Redemption of BOLI	960	—
Purchases of premises and equipment, net	(37,462)	(23,434)
Net Cash Used for Investing Activities	(2,948,619)	(3,366,740)
Financing Activities:
Increase in deposit accounts, net	701,597	2,863,778
Decrease in other borrowings, net	(18,103)	(15,716)
Increase in Federal Home Loan Bank advances, net	1,075,000	12,629
Proceeds from common stock offering, net	285,721	—
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(16,583)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	8,230	14,956
Common stock repurchases under authorized program	—	(9,540)
Dividends paid	(80,556)	(73,960)
Net Cash Provided by Financing Activities	1,971,889	2,775,564
Net Increase in Cash and Cash Equivalents	78,442	139,825
Cash and Cash Equivalents at Beginning of Period	411,205	322,474
Cash and Cash Equivalents at End of Period	$489,647	$462,299
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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	September 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	50,000	—	(5,987)	44,013
Municipal	181,612	127	(7,738)	174,001
Corporate notes:
Financial issuers	93,994	—	(7,951)	86,043
Other	1,000	—	(10)	990
Mortgage-backed: (1)
Mortgage-backed securities	3,052,778	—	(513,978)	2,538,800
Collateralized mortgage obligations	98,922	—	(19,116)	79,806
Total available-for-sale securities	$3,478,306	$127	$(554,780)	$2,923,653
Held-to-maturity securities
U.S. government agencies	$314,618	$—	$(72,723)	$241,895
Municipal	180,304	203	(7,791)	172,716
Mortgage-backed: (1)
Mortgage-backed securities	2,679,862	—	(600,335)	2,079,527
Collateralized mortgage obligations	166,965	—	(24,475)	142,490
Corporate notes	48,403	—	(5,705)	42,698
Total held-to-maturity securities	$3,390,152	$203	$(711,029)	$2,679,326
Less: Allowance for credit losses	(310)
Held-to-maturity securities, net of allowance for credit losses	$3,389,842
Equity securities with readily determinable fair value	$120,073	$2,233	$(8,294)	$114,012
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	50,158	2,349	—	52,507
Municipal	161,618	4,193	(217)	165,594
Corporate notes:
Financial issuers	96,878	418	(2,599)	94,697
Other	1,000	7	—	1,007
Mortgage-backed: (1)
Mortgage-backed securities	1,901,005	32,830	(25,854)	1,907,981
Collateralized mortgage obligations	105,710	297	—	106,007
Total available-for-sale securities	$2,316,369	$40,094	$(28,670)	$2,327,793
Held-to-maturity securities
U.S. government agencies	$180,192	$201	$(3,314)	$177,079
Municipal	187,486	9,544	(223)	196,807
Mortgage-backed: (1)
Mortgage-backed securities	2,530,730	864	(47,622)	2,483,972
Collateralized mortgage obligations	—	—	—	—
Corporate notes	43,955	—	(1,119)	42,836
Total held-to-maturity securities	$2,942,363	$10,609	$(52,278)	$2,900,694
Less: Allowance for credit losses	(78)
Held-to-maturity securities, net of allowance for credit losses	$2,942,285
Equity securities with readily determinable fair value	$86,989	$5,354	$(1,832)	$90,511
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$6,000	$—	$—	$6,000
U.S. government agencies	50,163	3,112	—	53,275
Municipal	170,612	4,202	(214)	174,600
Corporate notes:
Financial issuers	98,848	500	(1,241)	98,107
Other	1,000	11	—	1,011
Mortgage-backed: (1)
Mortgage-backed securities	1,913,139	44,931	(25,434)	1,932,636
Collateralized mortgage obligations	107,657	192	—	107,849
Total available-for-sale securities	$2,347,419	$52,948	$(26,889)	$2,373,478
Held-to-maturity securities
U.S. government agencies	$176,143	$482	$(2,878)	$173,747
Municipal	190,662	10,321	(334)	200,649
Mortgage-backed: (1)
Mortgage-backed securities	2,318,309	1,924	(46,102)	2,274,131
Collateralized mortgage obligations	—	—	—	—
Corporate Notes	51,691	—	(738)	50,953
Total held-to-maturity securities	$2,736,805	$12,727	$(50,052)	$2,699,480
Less: Allowance for credit losses	(83)
Held-to-maturity securities, net of allowance for credit losses	$2,736,722
Equity securities with readily determinable fair value	$83,909	$5,678	$(1,394)	$88,193
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $43.9 million as of September 30, 2022. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward and no downward adjustments related to such observable price changes for the three and nine months ended September 30, 2022. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. The Company recorded $5,000 of impairment of equity securities without readily determinable fair values for the three months ended September 30, 2022. For the nine months ended September 30, 2022, the Company recorded $4.4 million of impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. government agencies	$44,013	$(5,987)	$—	$—	$44,013	$(5,987)
Municipal	128,642	(5,960)	31,753	(1,778)	160,395	(7,738)
Corporate notes:
Financial issuers	20,621	(1,379)	65,422	(6,572)	86,043	(7,951)
Other	990	(10)	—	—	990	(10)
Mortgage-backed:
Mortgage-backed securities	1,847,405	(308,051)	691,395	(205,927)	2,538,800	(513,978)
Collateralized mortgage obligations	79,806	(19,116)	—	—	79,806	(19,116)
Total available-for-sale securities	$2,121,477	$(340,503)	$788,570	$(214,277)	$2,910,047	$(554,780)

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

The Company does not consider available-for-sale securities with unrealized losses at September 30, 2022 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note 7 - Allowance for Credit Losses for further discussion regarding any credit losses associated with held-to-maturity securities at September 30, 2022.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Realized gains on investment securities	$15	$355	$280	$1,184
Realized losses on investment securities	(4)	(5)	(18)	(40)
Net realized gains on investment securities	11	350	262	1,144
Unrealized gains on equity securities with readily determinable fair value	45	1	227	2,627
Unrealized losses on equity securities with readily determinable fair value	(3,154)	(634)	(9,809)	(1,585)
Net unrealized (losses) gains on equity securities with readily determinable fair value	(3,109)	(633)	(9,582)	1,042
Upward adjustments of equity securities without readily determinable fair values	—	—	—	—
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	(5)	(2,148)	(4,362)	(2,178)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(5)	(2,148)	(4,362)	(2,178)
(Losses) gains on investment securities, net	$(3,103)	$(2,431)	$(13,682)	$8
Proceeds from sales of available-for-sale securities(1)	$—	$189,851	$—	$192,227
Proceeds from sales of equity securities with readily determinable fair value	3,000	3,500	21,753	9,759
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	703	1,330	1,232	2,467
(1)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2022, December 31, 2021 and September 30, 2021, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2022		December 31, 2021		September 30, 2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$55,249	$54,846	$49,714	$49,822	$45,459	$45,549
Due in one to five years	86,555	83,641	72,382	73,850	92,457	94,134
Due in five to ten years	115,949	105,921	118,358	117,573	121,099	121,650
Due after ten years	68,853	60,639	69,200	72,560	67,608	71,660
Mortgage-backed	3,151,700	2,618,606	2,006,715	2,013,988	2,020,796	2,040,485
Total available-for-sale securities	$3,478,306	$2,923,653	$2,316,369	$2,327,793	$2,347,419	$2,373,478
Held-to-maturity securities
Due in one year or less	$1,173	$1,166	$2,976	$2,992	$5,466	$5,493
Due in one to five years	85,423	78,995	79,422	79,705	75,724	76,173
Due in five to ten years	108,703	104,829	106,713	112,667	150,908	157,282
Due after ten years	348,026	272,319	222,522	221,358	186,398	186,401
Mortgage-backed	2,846,827	2,222,017	2,530,730	2,483,972	2,318,309	2,274,131
Total held-to-maturity securities	$3,390,152	$2,679,326	$2,942,363	$2,900,694	$2,736,805	$2,699,480
Less: Allowance for credit losses	(310)		(78)		(83)
Held-to-maturity securities, net of allowance for credit losses	$3,389,842		$2,942,285		$2,736,722

Securities having a carrying value of $2.5 billion at September 30, 2022 as well as securities having a carrying value of $2.6 billion and $2.5 billion at December 31, 2021 and September 30, 2021, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At September 30, 2022, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2022	2021	2021
Balance:
Commercial	$12,259,250	$11,904,068	$11,187,972
Commercial real estate	9,578,184	8,990,286	8,885,714
Home equity	328,822	335,155	347,662
Residential real estate	2,235,459	1,637,099	1,547,736
Premium finance receivables
Property and casualty insurance	5,713,340	4,855,487	4,616,977
Life insurance	8,004,856	7,042,810	6,655,453
Consumer and other	47,702	24,199	22,529
Total loans, net of unearned income	$38,167,613	$34,789,104	$33,264,043
Mix:
Commercial	32%	34%	33%
Commercial real estate	25	26	27
Home equity	1	1	1
Residential real estate	6	5	5
Premium finance receivables
Property and casualty insurance	15	14	14
Life insurance	21	20	20
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses, which, for the commercial and commercial real estate portfolios, are located primarily within the geographic market areas that the banks serve. Various niche lending businesses, including lease finance and franchise lending, operate on a national level. Additionally, to provide short-term relief due to macroeconomic deterioration from the COVID-19 pandemic to small businesses within such market areas, the Company originated loans through the Paycheck Protection Program (“PPP”), an expansion of guaranteed lending under Section 7(a) of the Small Business Act within the CARES Act. As of September 30, 2022, the Company’s commercial portfolio included approximately $43.7 million of such PPP loans. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $180.1 million at September 30, 2022, $135.5 million at December 31, 2021 and $124.0 million at September 30, 2021.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $73.1 million at September 30, 2022, $50.8 million at December 31, 2021 and $13.1 million at September 30, 2021. Net deferred fees as of September 30, 2022 includes $1.7 million of net deferred fees paid by the Small Business Administration (“SBA”) for loans originated under the PPP. As PPP loans share similar characteristics (loan terms), and prepayments are considered probable and can reasonably be estimated due to the terms of the program, the Company considers estimated future principal prepayments in recognizing such deferred fees for determining a constant effective yield on the portfolio of loans.

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

Acquired Loan Information — PCD Loans

As part of the Company’s prior acquisitions, the Company acquired loans that were classified as PCD based upon various factors as of the acquisition date, including internal risk rating methodologies and prior classification as a TDR. The following table provides estimated details as of the date of acquisition on PCD loans acquired in 2021:

(In thousands)	Insurance Agency Loan Portfolio
Contractually required payments (unpaid principal balance)	$13,882
Allowance for credit losses (1)	(2,806)
Discount, net of any premium	(214)
Purchase price of PCD loans acquired	$10,862
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

Residential real estate loans, including early buy-out loans guaranteed by U.S. government agencies: The Company's residential real estate portfolio includes one- to four-family adjustable rate mortgages that have repricing terms generally over five years, construction loans to individuals and bridge financing loans for qualifying customers, as well as certain long-term fixed rate loans. The Company's residential mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, however, certain of these loans may be retained within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. The Company believes that since this loan portfolio consists primarily of locally-originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company faces a relatively low risk of borrower default and delinquency. Collateral dependent residential real estate loans that are individually assessed when measuring the allowance for credit losses are primarily collateralized by such one-to-four family properties noted above. It is not the Company's current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of

Condition and totaled $158.5 million at September 30, 2022, $117.4 million at December 31, 2021, and $119.2 million at September 30, 2021.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at September 30, 2022, December 31, 2021 and September 30, 2021:

As of September 30, 2022		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$44,293	$237	$23,209	$31,640	$12,116,213	$12,215,592
Commercial PPP loans	—	—	1,432	3,277	38,949	43,658
Commercial real estate
Construction and development	889	—	—	5,715	1,518,907	1,525,511
Non-construction	9,588	—	6,041	24,256	8,012,788	8,052,673
Home equity	1,320	—	125	848	326,529	328,822
Residential real estate, excluding early buy-out loans	9,787	—	2,149	15	2,074,844	2,086,795
Premium finance receivables
Property and casualty insurance loans	13,026	16,624	15,301	21,128	5,647,261	5,713,340
Life insurance loans	—	1,831	13,628	44,954	7,944,443	8,004,856
Consumer and other	7	31	26	343	47,295	47,702
Total loans, net of unearned income, excluding early buy-out loans	$78,910	$18,723	$61,911	$132,176	$37,727,229	$38,018,949
Early buy-out loans guaranteed by U.S. government agencies (1)	24,020	68,067	489	104	55,984	148,664
Total loans, net of unearned income	$102,930	$86,790	$62,400	$132,280	$37,783,213	$38,167,613

As of December 31, 2021		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$20,399	$—	$23,492	$42,933	$11,258,961	$11,345,785
Commercial PPP loans	—	15	770	928	556,570	558,283
Commercial real estate
Construction and development	1,377	—	—	2,809	1,352,018	1,356,204
Non-construction	20,369	—	284	37,634	7,575,795	7,634,082
Home equity	2,574	—	—	1,120	331,461	335,155
Residential real estate, excluding early buy-out loans	16,440	—	982	12,145	1,576,704	1,606,271
Premium finance receivables
Property and casualty insurance loans	5,433	7,210	15,490	22,419	4,804,935	4,855,487
Life insurance loans	—	7	12,614	66,651	6,963,538	7,042,810
Consumer and other	477	137	34	509	23,042	24,199
Total loans, net of unearned income, excluding early buy-out loans	$67,069	$7,369	$53,666	$187,148	$34,443,024	$34,758,276
Early buy-out loans guaranteed by U.S. government agencies (1)	—	—	—	275	30,553	30,828
Total loans, net of unearned income	$67,069	$7,369	$53,666	$187,423	$34,473,577	$34,789,104

As of September 30, 2021		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other, excluding PPP loans	$26,468	$—	$9,768	$24,086	$10,045,662	$10,105,984
Commercial PPP loans	—	—	—	1,138	1,080,850	1,081,988
Commercial real estate
Construction and development	1,030	—	—	12,631	1,330,054	1,343,715
Non-construction	22,676	—	5,395	67,187	7,446,741	7,541,999
Home equity	3,449	164	340	867	342,842	347,662
Residential real estate, excluding early buy-out loans	22,633	—	1,540	1,076	1,495,501	1,520,750
Premium finance receivables
Property and casualty insurance loans	7,300	5,811	10,642	14,614	4,578,610	4,616,977
Life insurance loans	—	—	5,162	7,040	6,643,251	6,655,453
Consumer and other	384	126	16	125	21,878	22,529
Total loans, net of unearned income, excluding early buy-out loans	$83,940	$6,101	$32,863	$128,764	$32,985,389	$33,237,057
Early buy-out loans guaranteed by U.S. government agencies (1)	—	—	—	—	26,986	26,986
Total loans, net of unearned income	$83,940	$6,101	$32,863	$128,764	$33,012,375	$33,264,043
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at September 30, 2022:

	Year of Origination							Revolving	Total
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$1,871,088	$2,485,791	$1,166,137	$695,054	$517,699	$899,602	$4,088,668	$46,525	$11,770,564
Special mention	17,507	47,497	10,996	40,081	39,599	15,177	99,424	90	270,371
Substandard accrual	1,783	41,724	25,692	12,938	6,837	3,681	37,709	—	130,364
Substandard nonaccrual/doubtful	125	370	4,035	29,497	1,224	5,158	3,813	71	44,293
Total commercial, industrial and other	$1,890,503	$2,575,382	$1,206,860	$777,570	$565,359	$923,618	$4,229,614	$46,686	$12,215,592
Commercial PPP
Pass	$—	$30,126	$7,963	$—	$—	$—	$—	$—	$38,089
Special mention	—	2,484	289	—	—	—	—	—	2,773
Substandard accrual	—	2,324	472	—	—	—	—	—	2,796
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total commercial PPP	$—	$34,934	$8,724	$—	$—	$—	$—	$—	$43,658
Construction and development
Pass	$272,843	$490,456	$380,020	$172,107	$37,778	$99,876	$14,783	$—	$1,467,863
Special mention	—	—	12,647	3,554	19,460	84	—	—	35,745
Substandard accrual	—	—	8,407	—	—	12,607	—	—	21,014
Substandard nonaccrual/doubtful	—	—	—	—	—	889	—	—	889
Total construction and development	$272,843	$490,456	$401,074	$175,661	$57,238	$113,456	$14,783	$—	$1,525,511
Non-construction
Pass	$1,340,763	$1,521,514	$1,037,513	$883,456	$621,687	$2,243,859	$153,330	$5,325	$7,807,447
Special mention	4,349	3,954	6,408	15,119	41,036	80,760	—	—	151,626
Substandard accrual	—	—	836	14,286	26,236	42,654	—	—	84,012
Substandard nonaccrual/doubtful	—	—	—	—	114	9,474	—	—	9,588
Total non-construction	$1,345,112	$1,525,468	$1,044,757	$912,861	$689,073	$2,376,747	$153,330	$5,325	$8,052,673
Home equity
Pass	$—	$—	$—	$56	$—	$5,122	$307,969	$—	$313,147
Special mention	—	—	—	—	237	100	3,785	—	4,122

Substandard accrual	—	—	—	—	—	8,520	793	920	10,233
Substandard nonaccrual/doubtful	—	—	—	18	—	1,302	—	—	1,320
Total home equity	$—	$—	$—	$74	$237	$15,044	$312,547	$920	$328,822
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$1,365	$10,109	$24,173	$21,038	$91,979	$—	$—	$148,664
Pass	654,064	838,127	231,989	123,610	52,724	156,557	—	—	2,057,071
Special mention	1,275	2,454	166	966	1,399	5,068	—	—	11,328
Substandard accrual	679	524	2,903	—	319	4,184	—	—	8,609
Substandard nonaccrual/doubtful	113	362	781	2,210	406	5,915	—	—	9,787
Total residential real estate	$656,131	$842,832	$245,948	$150,959	$75,886	$263,703	$—	$—	$2,235,459
Premium finance receivables - property and casualty
Pass	$5,416,268	$172,151	$9,279	$2,651	$53	$—	$—	$—	$5,600,402
Special mention	92,043	3,822	84	—	—	—	—	—	95,949
Substandard accrual	1,033	2,890	40	—	—	—	—	—	3,963
Substandard nonaccrual/doubtful	9,206	3,814	6	—	—	—	—	—	13,026
Total premium finance receivables - property and casualty	$5,518,550	$182,677	$9,409	$2,651	$53	$—	$—	$—	$5,713,340
Premium finance receivables - life
Pass	$389,968	$717,377	$1,030,974	$900,998	$751,341	$4,214,198	$—	$—	$8,004,856
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$389,968	$717,377	$1,030,974	$900,998	$751,341	$4,214,198	$—	$—	$8,004,856
Consumer and other
Pass	$2,179	$1,822	$438	$539	$390	$9,029	$33,084	$—	$47,481
Special mention	—	6	—	4	—	115	4	—	129
Substandard accrual	—	4	1	—	—	71	9	—	85
Substandard nonaccrual/doubtful	—	6	—	1	—	—	—	—	7
Total consumer and other	$2,179	$1,838	$439	$544	$390	$9,215	$33,097	$—	$47,702
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$1,365	$10,109	$24,173	$21,038	$91,979	$—	$—	$148,664
Pass	9,947,173	6,257,364	3,864,313	2,778,471	1,981,672	7,628,243	4,597,834	51,850	37,106,920
Special mention	115,174	60,217	30,590	59,724	101,731	101,304	103,213	90	572,043
Substandard accrual	3,495	47,466	38,351	27,224	33,392	71,717	38,511	920	261,076
Substandard nonaccrual/doubtful	9,444	4,552	4,822	31,726	1,744	22,738	3,813	71	78,910
Total loans	$10,075,286	$6,370,964	$3,948,185	$2,921,318	$2,139,577	$7,915,981	$4,743,371	$52,931	$38,167,613

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

As of September 30, 2022	Year of Origination						Total
(In thousands)	2022	2021	2020	2019	2018	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$135,000	$147,799	$25,000	$4,000	$—	$2,819	$314,618
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$135,000	$147,799	$25,000	$4,000	$—	$2,819	$314,618
Municipal
1-4 internal grade	$—	$7,023	$275	$160	$7,423	$165,423	$180,304
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$7,023	$275	$160	$7,423	$165,423	$180,304
Mortgage-backed securities
1-4 internal grade	$369,719	$2,477,108	$—	$—	$—	$—	$2,846,827
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$369,719	$2,477,108	$—	$—	$—	$—	$2,846,827
Corporate notes
1-4 internal grade	$4,962	$—	$6,010	$7,334	$3,203	$26,894	$48,403
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$4,962	$—	$6,010	$7,334	$3,203	$26,894	$48,403
Total held-to-maturity securities							$3,390,152
Less: Allowance for credit losses							(310)
Held-to-maturity securities, net of allowance for credit losses							$3,389,842

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

	September 30,	December 31,	September 30,
(In thousands)	2022	2021	2021
Allowance for loan losses	$246,110	$247,835	$248,612
Allowance for unfunded lending-related commitments losses	68,918	51,818	47,443
Allowance for loan losses and unfunded lending-related commitments losses	315,028	299,653	296,055
Allowance for held-to-maturity securities losses	310	78	83
Allowance for credit losses	$315,338	$299,731	$296,138

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful as well as assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of September 30, 2022, excluding loans carried at fair value, substandard nonaccrual loans totaling $32.0 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. Loans identified as being reasonably expected to be modified into TDRs in the future totaled $8.4 million as of September 30, 2022.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and nine months ended September 30, 2022 and 2021 is as follows.

Three months ended September 30, 2022		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$142,919	$143,732	$6,990	$10,479	$7,502	$487	$312,109
Other adjustments	—	—	—	—	(105)	—	(105)
Charge-offs	(780)	(24)	(43)	(5)	(6,037)	(635)	(7,524)
Recoveries	2,523	55	38	60	1,648	31	4,355
Provision for credit losses	(9,346)	6,955	70	489	7,424	601	6,193
Allowance for credit losses at period end	$135,316	$150,718	$7,055	$11,023	$10,432	$484	$315,028
By measurement method:
Individually measured	$8,866	$378	$71	$727	$—	$1	$10,043
Collectively measured	126,450	150,340	6,984	10,296	10,432	483	304,985
Loans at period end
Individually measured	$46,547	$27,882	$11,421	$19,440	$—	$75	$105,365
Collectively measured	12,212,703	9,550,302	317,401	2,059,126	13,718,196	47,627	37,905,355
Loans held at fair value	—	—	—	156,893	—	—	156,893

Three months ended September 30, 2021	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$98,507	$158,522	$11,207	$15,684	$19,899	$212	$304,031
Other adjustments	—	—	—	—	(65)	—	(65)
Charge-offs	(1,352)	(406)	(59)	(10)	(1,390)	(112)	(3,329)
Recoveries	816	373	313	5	1,728	92	3,327
Provision for credit losses	11,811	(18,454)	(522)	593	(1,597)	260	(7,909)
Allowance for credit losses at period end	$109,782	$140,035	$10,939	$16,272	$18,575	$452	$296,055
By measurement method:
Individually measured	$8,222	$1,308	$221	$940	$—	$68	$10,759
Collectively measured	101,560	138,727	10,718	15,332	18,575	384	285,296
Loans at period end
Individually measured	$31,001	$32,091	$16,486	$28,966	$—	$467	$109,011
Collectively measured	11,156,971	8,853,623	331,176	1,487,791	11,272,430	22,062	33,124,053
Loans held at fair value	—	—	—	30,979	—	—	30,979

Nine months ended September 30, 2022		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$119,307	$144,583	$10,699	$8,782	$15,859	$423	$299,653
Other adjustments	—	—	—	—	(139)	—	(139)
Charge-offs	(11,122)	(841)	(432)	(471)	(10,618)	(1,081)	(24,565)
Recoveries	4,057	640	254	71	4,243	103	9,368
Provision for credit losses	23,074	6,336	(3,466)	2,641	1,087	1,039	30,711
Allowance for credit losses at period end	$135,316	$150,718	$7,055	$11,023	$10,432	$484	$315,028

Nine months ended September 30, 2021		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$94,212	$243,603	$11,437	$12,459	$17,777	$422	$379,910
Other adjustments	—	—	—	—	(2)	—	(2)
Charge-offs	(16,370)	(2,798)	(201)	(15)	(6,706)	(330)	(26,420)
Recoveries	2,170	1,087	742	245	6,749	158	11,151
Provision for credit losses	29,770	(101,857)	(1,039)	3,583	757	202	(68,584)
Allowance for credit losses at period end	$109,782	$140,035	$10,939	$16,272	$18,575	$452	$296,055

For the three and nine months ended September 30, 2022, the Company recognized approximately $6.2 million and $30.7 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of loan growth as well as the Company's macroeconomic forecasts of key model inputs (most notably, Baa corporate credit spreads). Uncertainties remain regarding expected economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of September 30, 2022. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, stable loan risk rating migration. Net charge-offs in the three and nine month periods ending September 30, 2022, totaled $3.2 million and $15.2 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three and nine month periods ended September 30, 2022, the Company recognized approximately $227,000 and $232,000 of provision for credit losses related to held-to-maturity securities, respectively. At September 30, 2022, the Company did not identify any losses within its portfolio that it would deem a credit loss and require additional measurement of an allowance for credit losses.

TDRs

At September 30, 2022, the Company had $43.2 million in loans modified in TDRs. The $43.2 million in TDRs represents 219 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are individually assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at September 30, 2022 and approximately $2.1 million of reserve was present and appropriately reserved for through the Company’s normal reserving methodology.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At September 30, 2022, the Company had $1.6 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $73.1 million and $14.3 million at September 30, 2022 and 2021, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and nine months ended September 30, 2022 and 2021, respectively, which represent TDRs:

Three months ended September 30, 2022 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	7	708	7	708	3	435	—	—	—	—
Total loans	7	$708	7	$708	3	$435	—	$—	—	$—

Three months ended September 30, 2021 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$1	1	$1	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	8	558	7	441	2	202	—	—	—	—
Total loans	9	$559	8	$442	2	$202	—	$—	—	$—
(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended September 30, 2022, seven loans totaling $708,000 were determined to be TDRs, compared to nine loans totaling $559,000 during the three months ended September 30, 2021. Of these loans extended at below market terms, the weighted average extension had a term of approximately 42 months during the quarter ended September 30, 2022 compared to 105 months for the quarter ended September 30, 2021. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 105 basis points and 129 basis points during the three months ended September 30, 2022 and 2021, respectively. Additionally, no principal balances were forgiven during the quarters ended September 30, 2022 and 2021.

Nine months ended September 30, 2022 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$468	4	$305	1	$85	2	$247	—	$—
Commercial real estate
Non-construction	2	1,907	1	1,178	1	1,178	2	1,907	—	—
Residential real estate and other	29	3,851	29	3,851	20	3,002	—	—	—	—
Total loans	36	$6,226	34	$5,334	22	$4,265	4	$2,154	—	$—

Nine months ended September 30, 2021 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	6	$547	6	$547	—	$—	—	$—	—	$—
Commercial real estate
Non-construction	5	2,944	4	2,401	2	656	1	113	—	—
Residential real estate and other	34	3,393	33	3,276	13	2,108	—	—	—	—
Total loans	45	$6,884	43	$6,224	15	$2,764	1	$113	—	$—
(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the nine months ended September 30, 2022, 36 loans totaling $6.2 million were determined to be TDRs, compared to 45 loans totaling $6.9 million during the nine months ended September 30, 2021. Of these loans extended at below market terms, the weighted average extension had a term of approximately 64 months during the nine months ended September 30, 2022 compared to 108 months for the nine months ended September 30, 2021. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 88 basis points and 151 basis points for the year-to-date periods ended September 30, 2022 and 2021, respectively. Interest-only payment terms were approximately four months and six months during the nine months ended September 30, 2022 and 2021, respectively. Additionally, no balances were forgiven in the first nine months ended September 30, 2022 and 2021.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2022 and 2021, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2022		Three Months Ended September 30, 2022		Nine months ended September 30, 2022
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	15	$4,995	10	$4,469	11	$4,710
Commercial real estate
Non-construction	2	1,907	—	—	—	—
Residential real estate and other	39	6,310	3	598	3	598
Total loans	56	$13,212	13	$5,067	14	$5,308

(Dollars in thousands)	As of September 30, 2021		Three Months Ended September 30, 2021		Nine months ended September 30, 2021
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	10	$2,863	1	$199	4	$1,524
Commercial real estate
Non-construction	6	3,045	3	2,275	3	2,275
Residential real estate and other	50	6,437	2	116	2	116
Total loans	66	$12,345	6	$2,590	9	$3,915
(1)Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.
(2)TDRs considered to be in payment default are over 30 days past due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2021	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2022
Community banking	$545,671	$—	$—	$—	$545,671
Specialty finance	40,105	—	—	(2,070)	38,035
Wealth management	69,373	—	—	—	69,373
Total	$655,149	$—	$—	$(2,070)	$653,079

The specialty finance unit’s goodwill decreased $2.1 million in the first nine months of 2022 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. Given the current and prior economic uncertainty and volatility surrounding the effects of COVID-19, the Company assessed whether such events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events.

At the conclusion of this assessment of all reporting units, the Company determined that as of September 30, 2022, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of September 30, 2022 is as follows:

(In thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(41,480)	(38,067)	(36,840)
Net carrying amount	$13,726	$17,139	$18,366
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$19,526	$22,939	$24,166
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,960	$1,967	$1,967
Accumulated amortization	(1,771)	(1,721)	(1,705)
Net carrying amount	$189	$246	$262
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$20,430
Accumulated amortization	(16,525)	(15,308)	(14,740)
Net carrying amount	$3,905	$5,122	$5,690
Total acquisition-related intangible assets:
Gross carrying amount	$83,396	$83,403	$83,403
Accumulated amortization	(59,776)	(55,096)	(53,285)
Total other acquisition-related intangible assets, net	$23,620	$28,307	$30,118

Estimated amortization
Actual in nine months ended September 30, 2022	$4,680
Estimated remaining in 2022	1,431
Estimated—2023	4,658
Estimated—2024	3,259
Estimated—2025	2,552
Estimated—2026	1,954

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

Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $4.7 million and $5.9 million for the nine months ended September 30, 2022 and 2021, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2022	2021	2022	2021
Fair value at beginning of the period	$212,664	$127,604	$147,571	$92,081
Additions from loans sold with servicing retained	13,260	15,546	38,871	57,674
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	—	(116)	(176)	(518)
Payoffs and paydowns	(6,041)	(8,594)	(18,895)	(27,302)
Changes in valuation inputs or assumptions	9,788	(888)	62,300	11,617
Fair value at end of the period	$229,671	$133,552	$229,671	$133,552
Unpaid principal balance of mortgage loans serviced for others	$13,925,755	$12,720,126

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of September 30, 2022, see Note 15 - Derivative Financial Instruments in Item 1 of this report. There were no such options or swaps outstanding as of September 30, 2021.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Balance:
Non-interest-bearing	$13,529,277	$14,179,980	$13,255,417
NOW and interest-bearing demand deposits	5,676,122	4,646,944	4,255,940
Wealth management deposits	2,988,195	2,612,759	2,300,818
Money market	12,538,489	12,840,432	12,148,541
Savings	3,988,790	3,846,681	3,861,296
Time certificates of deposit	4,076,318	3,968,789	4,130,546
Total deposits	$42,797,191	$42,095,585	$39,952,558
Mix:
Non-interest-bearing	32%	34%	33%
NOW and interest-bearing demand deposits	13	11	11
Wealth management deposits	7	6	6
Money market	29	31	30
Savings	9	9	10
Time certificates of deposit	10	9	10
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	September 30, 2022	December 31, 2021	September 30, 2021
FHLB advances	$2,316,071	$1,241,071	$1,241,071
Other borrowings:
Notes payable	64,268	80,319	85,668
Short-term borrowings	9,212	9,198	14,051
Secured borrowings	311,958	341,327	341,038
Other	61,777	63,292	63,770
Total other borrowings	447,215	494,136	504,527
Subordinated notes	437,260	436,938	436,811
Total FHLB advances, other borrowings and subordinated notes	$3,200,546	$2,172,145	$2,182,409

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

Notes Payable

On September 18, 2018, the Company established a term facility (“Term Facility”), which is part of a loan agreement (“Credit Agreement”) with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $100.0 million revolving credit facility (“Revolving Credit Facility”). The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. The Company is required to make quarterly payments of principal plus interest on the Term Facility. At September 30, 2022, the Company had a notes payable balance of $64.3 million under the Term Facility. At September 30, 2022, the Company had no outstanding balance under the Revolving Credit Facility.

An additional amendment to the Credit Agreement was executed and effective as of September 13, 2022. The amendment provided for, among other things, increases in the applicable rate with respect to each Term SOFR Loan (in the case of a borrowing under the Revolving Credit Facility) from 1.45% to 1.55% and with respect to each Base Rate Loan (in the case of a borrowing under the Revolving Credit Facility) from 0.60% to 0.70%. The amendment also extended the maturity date under the Revolving Credit Facility to September 12, 2023.

Borrowings under the amended Credit Agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 70 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the lenders prime rate, (b) the federal funds rate plus 50 basis points, and (c) Term SOFR for a one-month tenor in effect on such day plus 110 basis points (in the case of a borrowing under the Revolving Credit Facility) or the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points (in the case of a borrowing under the Term Facility). Borrowings under the agreement that are considered “Term SOFR Loans” bear interest at a rate equal to the sum of (1) 155 basis points (in the case of a borrowing under the Revolving Credit Facility) or 125 basis points if considered “Eurodollar Rate Loans” (in the case of a borrowing under the Term Facility) plus (2) the SOFR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.30% of the actual daily amount by which the lenders’ commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

Borrowings under the amended Credit Agreement are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2022, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. These borrowings totaled $9.2 million at September 30, 2022 compared to $9.2 million at December 31, 2021 and $14.1 million at September 30, 2021. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of September 30, 2022, the Company had pledged securities related to its customer balances in sweep accounts of $18.1 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities and U.S. government agencies. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of September 30, 2022 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. government agencies	$9,122
Mortgage-backed securities	8,972
Total collateral pledged	18,094
Excess collateral	8,882
Securities sold under repurchase agreements	$9,212

Secured Borrowings

Secured borrowings at September 30, 2022 primarily represent transactions to sell an undivided co-ownership interest in all receivables owed to the Company’s subsidiary, First Insurance Funding of Canada (“FIFC Canada”). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). Amendments to the Receivables Purchase Agreement since issuance increased the total payments to C$420 million and extended the maturity date to December 15, 2023. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At September 30, 2022, the translated balance of the secured borrowing totaled $303.5 million compared to $332.2 million at December 31, 2021 and $331.0 million at September 30, 2021. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus 78 basis points.

The remaining $8.4 million within secured borrowings at September 30, 2022 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings at September 30, 2022 represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note relates to and is secured by three office buildings owned by the Company. At September 30, 2022, the Fixed-Rate Promissory Note had a balance of $61.8 million compared to $63.3 million at December 31, 2021 and $63.8 million at September 30, 2021. Under the Fixed-Rate Promissory Note, during the nine months ended September 30, 2022, the Company made monthly principal and interest payments. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At September 30, 2022, the Company was in compliance with all such covenants.

Subordinated Notes

At September 30, 2022, the Company had outstanding subordinated notes totaling $437.3 million compared to $436.9 million and $436.8 million outstanding at December 31, 2021 and September 30, 2021, respectively. In 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The subordinated notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The subordinated notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(12) Junior Subordinated Debentures

As of September 30, 2022, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2022. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual Rate at 9/30/2022	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	5.76%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	6.47%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	6.27%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	5.24%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	5.12%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	4.92%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	5.78%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	5.78%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	6.67%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	5.04%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	4.91%	06/2007	09/2037	06/2012
Total			$253,566		5.52%

The junior subordinated debentures totaled $253.6 million at September 30, 2022, December 31, 2021 and September 30, 2021.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2022, the weighted average contractual interest rate on the junior subordinated debentures was 5.52%. Prior to 2021, the Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. Such interest rate swaps matured in 2021 and no separate hedging derivatives were outstanding at September 30, 2022. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At September 30, 2022, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(13) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Revenue from contracts with customers	Location in income statement	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Brokerage and insurance product commissions	Wealth management	$4,587	$5,230	$13,491	$15,418
Trust	Wealth management	11,213	5,369	24,397	15,765
Asset management	Wealth management	17,324	20,932	57,999	60,347
Total wealth management		33,124	31,531	95,887	91,530
Mortgage broker fees	Mortgage banking	158	270	714	460
Service charges on deposit accounts	Service charges on deposit accounts	14,349	14,149	45,520	39,434
Administrative services	Other non-interest income	1,533	1,359	4,977	3,843
Card-related fees	Other non-interest income	3,003	2,513	8,320	6,474
Other deposit-related fees	Other non-interest income	3,556	3,397	10,101	9,979
Total revenue from contracts with customers		$55,723	$53,219	$165,519	$151,720

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Contract assets	$—	$—	$—

Contract liabilities	$1,382	$1,588	$1,632

Mortgage broker fees receivable	$24	$73	$31
Administrative services receivable	103	68	185
Wealth management receivable	17,670	11,748	12,001
Card-related fees receivable	612	921	462
Total receivables from contracts with customer	$18,409	$12,810	$12,679

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $977,000 and $798,000 for the nine months ended September 30, 2022 and 2021, respectively. Receivables are recognized in the period the Company provides services and when the Company's right to consideration is unconditional. The card-related fee receivable is the result of volume-based fees that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

Transaction price allocated to the remaining performance obligations

The following table presents the estimated future timing of recognition of upfront fees related to card and deposit-related fees. These upfront fees represent performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

(Dollars in thousands)
Estimated remaining in 2022	$366
Estimated—2023	666
Estimated—2024	250
Estimated—2025	100
Estimated—2026	—
Total	$1,382

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

The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2022	September 30, 2021
Net interest income:
Community Banking	$319,929	$220,007	$99,922	45%
Specialty Finance	64,122	52,659	11,463	22
Wealth Management	9,585	7,983	1,602	20
Total Operating Segments	393,636	280,649	112,987	40
Intersegment Eliminations	7,812	6,847	965	14
Consolidated net interest income	$401,448	$287,496	$113,952	40%
Provision for credit losses:
Community Banking	$3,608	$(7,433)	$11,041	NM
Specialty Finance	2,812	(483)	3,295	NM
Wealth Management	—	—	—	—
Total Operating Segments	6,420	(7,916)	14,336	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$6,420	$(7,916)	$14,336	NM
Non-interest income:
Community Banking	$60,615	$94,292	$(33,677)	(36)%
Specialty Finance	23,784	24,426	(642)	(3)
Wealth Management	32,452	33,557	(1,105)	(3)
Total Operating Segments	116,851	152,275	(35,424)	(23)
Intersegment Eliminations	(15,369)	(15,801)	432	(3)
Consolidated non-interest income	$101,482	$136,474	$(34,992)	(26)%
Net revenue:
Community Banking	$380,544	$314,299	$66,245	21%
Specialty Finance	87,906	77,085	10,821	14
Wealth Management	42,037	41,540	497	1
Total Operating Segments	510,487	432,924	77,563	18
Intersegment Eliminations	(7,557)	(8,954)	1,397	(16)
Consolidated net revenue	$502,930	$423,970	$78,960	19%
Segment profit:
Community Banking	$104,668	$68,790	$35,878	52%
Specialty Finance	27,187	30,202	(3,015)	(10)
Wealth Management	11,106	10,145	961	9
Consolidated net income	$142,961	$109,137	$33,824	31%
Segment assets:
Community Banking	$41,193,521	$38,464,169	$2,729,352	7%
Specialty Finance	9,450,977	7,918,933	1,532,044	19
Wealth Management	1,738,441	1,449,169	289,272	20
Consolidated total assets	$52,382,939	$47,832,271	$4,550,668	10%
NM - Not meaningful

	Nine Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2022	September 30, 2021
Net interest income:
Community Banking	$810,270	$643,175	$167,095	26%
Specialty Finance	178,210	142,752	35,458	25
Wealth Management	27,495	23,197	4,298	19
Total Operating Segments	1,015,975	809,124	206,851	26
Intersegment Eliminations	22,571	19,857	2,714	14
Consolidated net interest income	$1,038,546	$828,981	$209,565	25%
Provision for credit losses:
Community Banking	$27,951	$(69,168)	$97,119	NM
Specialty Finance	2,992	606	2,386	NM
Wealth Management	—	—	—	—
Total Operating Segments	30,943	(68,562)	99,505	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$30,943	$(68,562)	$99,505	NM
Non-interest income:
Community Banking	$245,217	$331,970	$(86,753)	(26)%
Specialty Finance	72,898	69,999	2,899	4
Wealth Management	93,256	95,651	(2,395)	(3)
Total Operating Segments	411,371	497,620	(86,249)	(17)
Intersegment Eliminations	(44,157)	(45,267)	1,110	(2)
Consolidated non-interest income	$367,214	$452,353	$(85,139)	(19)%
Net revenue:
Community Banking	$1,055,487	$975,145	$80,342	8%
Specialty Finance	251,108	212,751	38,357	18
Wealth Management	120,751	118,848	1,903	2
Total Operating Segments	1,427,346	1,306,744	120,602	9
Intersegment Eliminations	(21,586)	(25,410)	3,824	(15)
Consolidated net revenue	$1,405,760	$1,281,334	$124,426	10%
Segment profit:
Community Banking	$249,414	$263,343	$(13,929)	(5)%
Specialty Finance	87,349	77,955	9,394	12
Wealth Management	28,102	26,096	2,006	8
Consolidated net income	$364,865	$367,394	$(2,529)	(1)%
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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2022, December 31, 2021 and September 30, 2021:

	Derivative Assets			Derivative Liabilities
(In thousands)	September 30, 2022	December 31, 2021	September 30, 2021	September 30, 2022	December 31, 2021	September 30, 2021
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$725	$47,309	$37,529	$71,427	$10,401	$18,054
Interest rate derivatives designated as Fair Value Hedges	17,543	1,474	839	—	5,841	8,427
Total derivatives designated as hedging instruments under ASC 815	$18,268	$48,783	$38,368	$71,427	$16,242	$26,481
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$281,030	$103,710	$130,947	$281,999	$103,665	$131,097
Interest rate lock commitments	141	10,560	16,795	273	885	753
Forward commitments to sell mortgage loans	10,896	1,625	5,260	326	1,878	2,740
Foreign exchange contracts	3,145	330	242	3,145	330	243
Total derivatives not designated as hedging instruments under ASC 815	$295,212	$116,225	$153,244	$285,743	$106,758	$134,833
Total Derivatives	$313,480	$165,008	$191,612	$357,170	$123,000	$161,314

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the settlement of variable-rate amounts to or from a counterparty in exchange for the Company receiving or paying fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the settlement of amounts in which the interest rate specified in the contract exceeds the agreed upon cap strike price or in which the interest rate specified in the contract is below the agreed upon floor strike price at the end of each period.

As of September 30, 2022, the Company had various interest rate collar derivatives designated as cash flow hedges of variable rate loans and one interest rate collar derivative designated as a cash flow hedge of the Company’s variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income and interest expense as interest payments are made on such variable rate loans and the Term Facility, respectively. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of September 30, 2022:

	September 30, 2022
	Notional	Fair Value
(In thousands)	Amount	Asset (Liability)
Interest Rate Collars:
3-month LIBOR; sell 2.881% floor, buy 3.050% cap; matures September 2023	$64,286	$725
1-month CME term SOFR; buy 2.250% floor, sell 3.743% cap; matures September 2025	1,250,000	(23,381)
1-month CME term SOFR; buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	(4,536)
1-month CME term SOFR; buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(43,510)
Total Cash Flow Hedges	$3,064,286	$(70,702)

In the first quarter of 2022, the Company terminated interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $1.0 billion and a five-year term effective July 2022. At the time of termination, the fair value of the derivative contracts totaled an asset of $66.5 million, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. In the second quarter of 2022, the Company terminated two additional interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $500.0 million each effective since April 2020. The remaining terms of such derivative contracts were through March 2023 and April 2024 and, at the time of termination, the fair value of the derivative contracts totaled assets of $3.7 million and $10.7 million, respectively, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. For all such terminations, as the hedged forecasted transactions (interest payments on variable rate deposits) are still expected to occur over the remaining term of such terminated derivatives, such adjustments will remain in accumulated other comprehensive income or loss and be reclassified as a reduction to interest expense on a straight-line basis over the original term of the terminated derivative contracts.

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Unrealized gain (loss) at beginning of period	$78,764	$10,471	$36,908	$(31,533)
Amount reclassified from accumulated other comprehensive income or loss to interest expense on deposits, other borrowings and junior subordinated debentures	(5,451)	6,780	914	20,342
Amount of (loss) income recognized in other comprehensive income	(70,990)	2,224	(35,499)	30,666
Unrealized gain at end of period	$2,323	$19,475	$2,323	$19,475

As of September 30, 2022, the Company estimates that during the next twelve months $4.3 million will be reclassified from accumulated other comprehensive income or loss as an increase to net interest income. Such estimate consists of $20.5 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above, partially offset by estimated amounts to be reclassified as a reduction to interest income related to the interest rate collars noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2022, the Company had 14 interest rate swaps with an aggregate notional amount of $205.4 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of September 30, 2022:

		September 30, 2022
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$187,357	$(17,481)	$(113)
	Available-for-sale debt securities	931	(23)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Nine Months Ended
		September 30, 2022	September 30, 2022
Interest rate swaps	Interest and fees on loans	$—	$23
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most recently related to the LIBOR index. As of September 30, 2022, there were no interest rate caps outstanding that were designed to act as an economic hedge. In the second quarter of 2022, the Company terminated an interest rate cap derivative contract related to LIBOR that was not designated as an accounting hedge with a total notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2022, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $9.3 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from October 2022 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2022, the Company had interest rate lock commitments with an aggregate notional amount of approximately $209.2 million and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $493.8 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of September 30, 2022, the Company held foreign currency derivatives with an aggregate notional amount of approximately $281.0 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2022, December 31, 2021 or September 30, 2021.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks' investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. As of September 30, 2022, the Company held three interest rate swaps with an aggregate notional value of $190.0 million for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio. There were no such options or swaps outstanding as of December 31, 2021 or September 30, 2021.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest rate swaps and caps	Trading (losses) gains, net	$(54)	$55	$4,131	$(56)
Mortgage banking derivatives	Mortgage banking revenue	(11,236)	(4,201)	(26,155)	(32,160)
Foreign exchange contracts	Trading (losses) gains, net	—	(1)	—	(9)
Covered call options	Fees from covered call options	1,366	1,157	6,177	2,545
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	(2,318)	—	(2,318)	—

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The

Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2022, there were no interest rate derivatives in a net liability position that were subject to such agreements. The fair value of such derivatives includes accrued interest related to these agreements.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	September 30, 2022	December 31, 2021	September 30, 2021	September 30, 2022	December 31, 2021	September 30, 2021
Gross Amounts Recognized	$299,298	$152,493	$169,315	$353,426	$119,907	$157,578
Less: Amounts offset in the Statements of Condition	—	—	—	—	—	—
Net amount presented in the Statements of Condition	$299,298	$152,493	$169,315	$353,426	$119,907	$157,578
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(74,101)	(52,832)	(42,645)	(74,101)	(52,832)	(42,645)
Collateral Posted	(204,260)	(3,530)	—	—	(55,201)	(110,440)
Net Credit Exposure	$20,937	$96,131	$126,670	$279,325	$11,874	$4,493

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

At September 30, 2022, the Company classified $122.4 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the third quarter of 2022, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2022 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At September 30, 2022, the Company classified $48.4 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at September 30, 2022 was 6.19%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.23% with credit loss discount ranging from 0%-14% at September 30, 2022.

Loans held-for-investment—The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At September 30, 2022, the Company classified $98.6 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at September 30, 2022 was 6.21%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 6.49% at September 30, 2022. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.5 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.61% with credit loss discounts ranging from 0%-35% at September 30, 2022.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At September 30, 2022, the Company classified $229.7 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at September 30, 2022 was 10.29% with discount rates applied ranging from 8%-20%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-90% or a weighted average prepayment speed of 6.49%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $75 and $371, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At September 30, 2022, the Company classified $141,000 of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at September 30, 2022 was 85.48% with pull-through rates applied ranging from 2% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	44,013	—	44,013	—
Municipal	174,001	—	51,569	122,432
Corporate notes	87,033	—	87,033	—
Mortgage-backed	2,618,606	—	2,618,606	—
Trading account securities	179	—	179	—
Equity securities with readily determinable fair value	114,012	105,946	8,066	—
Mortgage loans held-for-sale	376,160	—	327,740	48,420
Loans held-for-investment	156,893	—	58,326	98,567
MSRs	229,671	—	—	229,671
Nonqualified deferred compensation assets	13,387	—	13,387	—
Derivative assets	313,480	—	313,339	141
Total	$4,127,435	$105,946	$3,522,258	$499,231
Derivative liabilities	$357,170	$—	$357,170	$—

	December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	52,507	—	52,507	—
Municipal	165,594	—	59,907	105,687
Corporate notes	95,704	—	95,704	—
Mortgage-backed	2,013,988	—	2,013,988	—
Trading account securities	1,061	—	1,061	—
Equity securities with readily determinable fair value	90,511	82,445	8,066	—
Mortgage loans held-for-sale	817,912	—	817,912	—
Loans held-for-investment	38,598	—	22,707	15,891
MSRs	147,571	—	—	147,571
Nonqualified deferred compensation assets	16,240	—	16,240	—
Derivative assets	165,008	—	154,448	10,560
Total	$3,604,694	$82,445	$3,242,540	$279,709
Derivative liabilities	$123,000	$—	$123,000	$—

	September 30, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$6,000	$6,000	$—	$—
U.S. government agencies	53,275	—	53,275	—
Municipal	174,600	—	56,876	117,724
Corporate notes	99,118	—	99,118	—
Mortgage-backed	2,040,485	—	2,040,485	—
Trading account securities	1,103	—	1,103	—
Equity securities with readily determinable fair value	88,193	80,127	8,066	—
Mortgage loans held-for-sale	925,312	—	925,312	—
Loans held-for-investment	30,979	—	18,847	12,132
MSRs	133,552	—	—	133,552
Nonqualified deferred compensation assets	15,797	—	15,797	—
Derivative assets	191,612	—	177,000	14,612
Total	$3,760,026	$86,127	$3,395,879	$278,020
Derivative liabilities	$161,314	$—	$161,314	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2022, December 31, 2021 and September 30, 2021 for mortgage loans held-for-sale measured at fair value under ASC 825 was $394.0 million, $801.6 million and $900.8 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $376.2 million, $817.9 million and $925.3 million, for the same respective periods, as shown in the above tables. At September 30, 2022, $5.9 million of mortgage loans held-for-sale were classified as nonaccrual. Additionally, there were $34.7 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of September 30, 2022 compared to $125.5 million as of December 31, 2021 and $122.6 million as of September 30, 2021. All of the nonaccrual loans and loans past due greater than 90 days and still accruing as of September 30, 2022 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

		Mortgage loans held-for-sale	U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at July 1, 2022	$113,485	$88,963	$—	$84,798	$212,664	$6,649
Total net (losses) gains included in:
Net income (1)	—	(787)	—	(1,574)	17,007	(6,508)
Other comprehensive income or loss	(2,618)	—	—	—	—	—
Purchases	11,590	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(25)	(27,512)	—	(12,986)	—	—
Net transfers (out of)/into Level 3	—	(12,244)	—	28,329	—	—
Balance at September 30, 2022	$122,432	$48,420	$—	$98,567	$229,671	$141

		Mortgage loans held-for-sale	U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at July 1, 2021	$117,606	$—	$—	$11,007	$127,604	$22,570
Total net gains (losses) included in:
Net income (1)	—	—	—	54	5,948	(7,958)
Other comprehensive income or loss	(757)	—		—	—	—
Purchases	875	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	(588)	—	—
Net transfers into Level 3	—	—	—	1,659	—	—
Balance at September 30, 2021	$117,724	$—	$—	$12,132	$133,552	$14,612
(1)Changes in the balance of MSRs, mortgage loans held-for-sale and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		Mortgage loans held-for-sale	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2022	$105,687	$—	$—	$15,891	$147,571	$10,560
Total net (losses) gains included in:
Net income (1)	—	(3,687)	—	(4,121)	82,100	(10,419)
Other comprehensive income or loss	(8,752)	—	—	—	—	—
Purchases	28,333	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2,836)	(27,512)	—	(21,884)	—	—
Net transfers into Level 3	—	79,619	—	108,681	—	—
Balance at September 30, 2022	$122,432	$48,420	$—	$98,567	$229,671	$141

		Mortgage loans held-for-sale	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2021	$109,876	$—	$1,966	$10,280	$92,081	$48,091
Total net (losses) gains included in:
Net income (1)	—	—	(4)	(309)	41,471	(33,479)
Other comprehensive income or loss	(3,199)	—	(24)	—	—	—
Purchases	19,038	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(7,991)	—	(1,938)	(4,565)	—	—
Net transfers into Level 3	—	—	—	6,726	—	—
Balance at September 30, 2021	$117,724	$—	$—	$12,132	$133,552	$14,612
(1)Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2022:

	September 30, 2022				Three Months Ended September 30, 2022 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2022 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$81,889	$—	$—	$81,889	$837	$12,878
Other real estate owned (1)	6,687	—	—	6,687	153	435
Total	$88,576	$—	$—	$88,576	$990	$13,313
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note 7 – Allowance for Credit Losses. At September 30, 2022, the Company had $105.4 million of individually assessed loans classified as Level 3. Of the $105.4 million of individually assessed loans, $81.9 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $23.5 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At September 30, 2022, the Company had $6.7 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2022 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$122,432	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	48,420	Discounted cash flows	Discount rate	6.19%	6.19%	Decrease
			Credit discount	0% - 14%	0.23%	Decrease
Loans held-for-investment	98,567	Discounted cash flows	Discount rate	6.00% - 6.50%	6.21%	Decrease
			Credit discount	0% - 35%	0.61%	Decrease
			Constant prepayment rate (CPR) - current loans	6.49%	6.49%	Decrease
			Average life - delinquent loans (in years)	1 year - 13 years	5.5 years	Decrease
MSRs	229,671	Discounted cash flows	Discount rate	8% - 20%	10.29%	Decrease
			Constant prepayment rate (CPR)	0% - 90%	6.49%	Decrease
			Cost of servicing	$70 - $200	$75	Decrease
			Cost of servicing - delinquent	$200 - 1,250	$371	Decrease
Derivatives	141	Discounted cash flows	Pull-through rate	2% - 100%	85.48%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	81,889	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	6,687	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown

	At September 30, 2022		At December 31, 2021		At September 30, 2021
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$489,647	$489,647	$411,205	$411,205	$462,299	$462,299
Securities sold under agreements to repurchase with original maturities exceeding three months	—	—	700,000	700,000	—	—
Interest-bearing deposits with banks	3,968,605	3,968,605	5,372,603	5,372,603	5,232,315	5,232,315
Available-for-sale securities	2,923,653	2,923,653	2,327,793	2,327,793	2,373,478	2,373,478
Held-to-maturity securities	3,389,842	2,679,326	2,942,285	2,900,694	2,736,722	2,699,480
Trading account securities	179	179	1,061	1,061	1,103	1,103
Equity securities with readily determinable fair value	114,012	114,012	90,511	90,511	88,193	88,193
FHLB and FRB stock, at cost	178,156	178,156	135,378	135,378	135,408	135,408
Brokerage customer receivables	20,327	20,327	26,068	26,068	26,378	26,378
Mortgage loans held-for-sale, at fair value	376,160	376,160	817,912	817,912	925,312	925,312
Loans held-for-investment, at fair value	156,893	156,893	38,598	38,598	30,979	30,979
Loans held-for-investment, at amortized cost	38,010,720	37,224,753	34,750,506	35,297,878	33,233,064	33,276,688
Nonqualified deferred compensation assets	13,387	13,387	16,240	16,240	15,797	15,797
Derivative assets	313,480	313,480	165,008	165,008	191,612	191,612
Accrued interest receivable and other	317,142	317,142	268,921	268,921	272,293	272,293
Total financial assets	$50,272,203	$48,775,720	$48,064,089	$48,569,870	$45,724,953	$45,731,335
Financial Liabilities
Non-maturity deposits	$38,720,873	$38,720,873	$38,126,796	$38,126,796	$35,822,012	$35,822,012
Deposits with stated maturities	4,076,318	4,087,196	3,968,789	3,965,372	4,130,546	4,124,199
FHLB advances	2,316,071	2,230,921	1,241,071	1,186,280	1,241,071	1,164,168
Other borrowings	447,215	447,971	494,136	494,670	504,527	504,527
Subordinated notes	437,260	417,363	436,938	472,684	436,811	474,171
Junior subordinated debentures	253,566	285,238	253,566	212,226	253,566	207,675
Derivative liabilities	357,170	357,170	123,000	123,000	161,314	161,314
Accrued interest payable	18,479	18,479	9,304	9,304	15,030	15,030
Total financial liabilities	$46,626,952	$46,565,211	$44,653,600	$44,590,332	$42,564,877	$42,473,096

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

(17) Stock-Based Compensation Plans

In May 2022, the Company’s shareholders approved the 2022 Stock Incentive Plan (“the 2022 Plan”) which provides for the issuance of up to 1,200,000 shares of common stock plus any shares of common stock that were available for awards under the 2015 Stock Incentive Plan (“the 2015 Plan”) as of the effective date of the 2022 Plan. The 2022 Plan replaced the 2015 Plan, and similarly, the 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) and the 2007 Plan replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2022 Plan, 2015 Plan, 2007 Plan and 1997 Plan are collectively referred to as “the Plans.” The 2022 Plan has substantially similar terms to the predecessor plans. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2022 Plan. All grants made after the approval of the 2022 Plan are made pursuant to the 2022 Plan. As of September 30, 2022, approximately 1,597,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards with a performance metric, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $9.0 million in the third quarter of 2022 and $3.2 million in the third quarter of 2021, and $23.9 million and $9.4 million in the nine month periods ended September 30, 2022 and 2021, respectively.

A summary of the Company’s stock option activity for the nine months ended September 30, 2022 and September 30, 2021 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2022	193,447	$41.62
Granted	—	—
Exercised	(88,355)	42.30
Forfeited or canceled	(1,430)	40.87
Outstanding at September 30, 2022	103,662	$41.04	1.0	$4,199
Exercisable at September 30, 2022	103,662	$41.04	1.0	$4,199

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2021	520,663	$42.47
Granted	—	—
Exercised	(245,286)	43.05
Forfeited or canceled	(590)	46.86
Outstanding at September 30, 2021	274,787	$41.95	1.4	$10,557
Exercisable at September 30, 2021	273,238	$41.92	1.4	$10,506
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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and September 30, 2021, was $4.9 million and $7.9 million, respectively. Cash received from option exercises under the Plans for the nine months ended September 30, 2022 and September 30, 2021 was $3.7 million and $10.6 million, respectively.

A summary of the Plans’ restricted share activity for the nine months ended September 30, 2022 and September 30, 2021 is presented below:

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	476,813	$61.33	234,794	$59.02
Granted	223,559	95.98	268,429	63.22
Vested and issued	(61,333)	63.85	(13,120)	72.01
Forfeited or canceled	(18,632)	75.26	(12,624)	63.55
Outstanding at September 30	620,407	$73.15	477,479	$60.90
Vested, but deferred, at September 30	96,554	$52.94	95,215	$52.39

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2022 and September 30, 2021 is presented below:

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	557,255	$62.94	482,608	$71.15
Granted	160,463	97.15	208,732	58.97
Vested and issued	—	—	—	—
Forfeited or canceled	(172,001)	71.51	(132,998)	86.51
Outstanding at September 30	545,717	$70.30	558,342	$62.94
Vested, but deferred, at September 30	35,561	$44.21	35,040	$43.53

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

Other

At the January 2022 meeting of the board of directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.34 per share ($1.36 on an annualized basis) was declared. It was paid on February 24, 2022 to shareholders of record as of February 10, 2022. At the April 2022 Board of Directors meeting, a quarterly cash dividend of $0.34 per share ($1.36 on an annualized basis) was declared. It was paid on May 26, 2022 to shareholders of record as of May 12, 2022. At the July 2022 Board of Directors meeting, a quarterly cash dividend of $0.34 per share ($1.36 on an annualized basis) was declared. It was paid on August 25, 2022 to shareholders of record as of August 11, 2022.

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2022	$(264,790)	$57,801	$(36,048)	$(243,037)
Other comprehensive loss during the period, net of tax, before reclassifications	(141,758)	(52,072)	(17,822)	(211,652)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(9)	(3,998)	—	(4,007)
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(32)	—	—	(32)
Net other comprehensive loss during the period, net of tax	$(141,799)	$(56,070)	$(17,822)	$(215,691)
Balance at September 30, 2022	$(406,589)	$1,731	$(53,870)	$(458,728)

Balance at January 1, 2022	$8,724	$27,111	$(31,743)	$4,092
Other comprehensive loss during the period, net of tax, before reclassifications	(415,026)	(26,050)	(22,127)	(463,203)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(192)	670	—	478
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(95)	—	—	(95)
Net other comprehensive loss during the period, net of tax	$(415,313)	$(25,380)	$(22,127)	$(462,820)
Balance at September 30, 2022	$(406,589)	$1,731	$(53,870)	$(458,728)

Balance at July 1, 2021	$30,189	$7,720	$(27,776)	$10,133
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(10,374)	1,631	(4,650)	(13,393)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(256)	4,973	—	4,717
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(40)	—	—	(40)
Net other comprehensive (loss) income during the period, net of tax	$(10,670)	$6,604	$(4,650)	$(8,716)
Balance at September 30, 2021	$19,519	$14,324	$(32,426)	$1,417

Balance at January 1, 2021	$70,737	$(23,090)	$(32,265)	$15,382
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(50,265)	22,493	(161)	(27,933)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(837)	14,921	—	14,084
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(116)	—	—	(116)
Net other comprehensive (loss) income during the period, net of tax	$(51,218)	$37,414	$(161)	$(13,965)
Balance at September 30, 2021	$19,519	$14,324	$(32,426)	$1,417

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income or Loss	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2022	2021	2022	2021
Accumulated unrealized (losses) gains on securities
Gains included in net income	$12	$350	$262	$1,144	(Losses) gains on investment securities, net
	12	350	262	1,144	Income before taxes
Tax effect	(3)	(94)	(70)	(307)	Income tax expense
Net of tax	$9	$256	$192	$837	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest expense on deposits	$(5,563)	$4,947	$(87)	$14,898	Interest on deposits
Amount reclassified to interest expense on other borrowings	112	636	1,001	1,958	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	—	1,197	—	3,486	Interest on junior subordinated debentures
	5,451	(6,780)	(914)	(20,342)	Income before taxes
Tax effect	(1,453)	1,807	244	5,421	Income tax expense
Net of tax	$3,998	$(4,973)	$(670)	$(14,921)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(In thousands, except per share data)		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income		$142,961	$109,137	$364,865	$367,394
Less: Preferred stock dividends		6,991	6,991	20,973	20,973
Net income applicable to common shares	(A)	$135,970	$102,146	$343,892	$346,421

Weighted average common shares outstanding	(B)	60,738	57,000	58,679	56,985
Effect of dilutive potential common shares
Common stock equivalents		837	753	814	728
Weighted average common shares and effect of dilutive potential common shares	(C)	61,575	57,753	59,493	57,713
Net income per common share:
Basic	(A/B)	$2.24	$1.79	$5.86	$6.08
Diluted	(A/C)	$2.21	$1.77	$5.78	$6.00

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of September 30, 2022 compared with December 31, 2021 and September 30, 2021, and the results of operations for the three and nine month periods ended September 30, 2022 and September 30, 2021, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Impact of COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a global pandemic by the World Health Organization, resulting in unprecedented uncertainty and volatility in world-wide financial markets. Despite the widespread distribution of vaccines and related boosters, the effects of the COVID-19 pandemic, including the continued emergence of variant strains of the virus, may impact the Company's future results. Please refer to Part II, Item 1A, “Risk Factors” of this Form 10-Q for additional information.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act includes appropriations and other measures designed to address the impact of the COVID-19 pandemic, including the Paycheck Protection Program (“PPP”), which was designed to aid eligible small and medium-sized businesses through federally-guaranteed loans distributed through certain banks, under the administration of the Small Business Administration (“SBA”). From the date the Company began accepting applications, April 3, 2020, through June 30, 2021, the Company secured authorization from the SBA and funded over 19,400 PPP loans, which are forgivable under certain circumstances, with a carrying balance of approximately $4.8 billion. From the loans originated under the program, the Company generated net fees of $146.0 million, of which $144.4 million has been recognized through September 30, 2022. As of September 30, 2022 the carrying balance of such loans was reduced to approximately $43.7 million primarily resulting from forgiveness by the SBA.

Third Quarter Highlights

The Company recorded net income of $143.0 million for the third quarter of 2022 compared to $109.1 million in the third quarter of 2021. The results for the third quarter of 2022 demonstrate continued momentum on our operating strengths and core fundamentals, including continued expansion of net interest income as a result of benefiting from the recent rise in interest rates, significant organic loan growth diversified across the portfolio and good credit quality metrics. Additionally, volatility in the interest rate environment resulted in significant negative fair value adjustments to the Company’s available-for-sale investment securities and derivative instruments designated as cash flow hedges     portfolios, and a corresponding significant negative adjustment to accumulated other comprehensive income or loss. As a result, comprehensive income (loss) totaled a loss of $72.7 million for the third quarter of 2022 compared to a total income of $100.4 million for the third quarter of 2021. Comprehensive loss includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments.

The Company increased its loan portfolio from $33.3 billion at September 30, 2021 and $34.8 billion at December 31, 2021 to $38.2 billion at September 30, 2022. The increase in the current period compared to the prior periods was primarily a result of organic growth in several portfolios, including the commercial, industrial and other (excluding PPP loans), commercial real estate, residential real estate loans held for investment, property and casualty insurance premium finance receivable and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $401.4 million in the third quarter of 2022 compared to $287.5 million in the third quarter of 2021. This increase in net interest income recorded in the third quarter of 2022 compared to the third quarter of 2021 resulted primarily from growth in earning assets, specifically a $4.4 billion increase in average loans, and a significant increase in net interest margin. Net interest margin of 3.34% (3.35% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2022 compared favorably to 2.58% (2.59% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2021, primarily due to higher yields on earning assets, most notably loans held-for-investment, as interest rates increased in the market (see “Net Interest Income” for further detail).

Non-interest income totaled $101.5 million in the third quarter of 2022 compared to $136.5 million in the third quarter of 2021. This decrease was primarily due to decreases in mortgage banking revenues due to origination volumes declining from historically elevated levels experienced in early 2021. (see “Non-Interest Income” for further detail).

Non-interest expense totaled $296.5 million in the third quarter of 2022, an increase of $14.3 million, or 5%, compared to the third quarter of 2021. The increase compared to the third quarter of 2021 was primarily attributable to higher salaries and benefits, higher advertising and marketing expense related to seasonal media advertising and sponsorship costs and higher miscellaneous expense partially offset by lower commissions due to lower mortgage loan originations (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the third quarter of 2022, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At September 30, 2022, the Company had approximately $4.5 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and nine months ended September 30, 2022, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2022	September 30, 2021	Percentage (%) or Basis Point (bp) Change
Net income	$142,961	$109,137	31%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	206,461	141,826	46
Pre-tax income, excluding provision for credit losses, adjusted for changes in fair value of MSRs and early buy-out loans guaranteed by U.S. government agencies (non-GAAP) (1)	208,933	142,714	46
Net income per common share—Diluted	2.21	1.77	25
Net revenue (2)	502,930	423,970	19
Net interest income	401,448	287,496	40
Net interest margin	3.34%	2.58%	76	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.35	2.59	76
Net overhead ratio (3)	1.53	1.22	31
Return on average assets	1.12	0.92	20
Return on average common equity	12.31	10.31	200
Return on average tangible common equity (non-GAAP) (1)	14.68	12.62	206

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2022	September 30, 2021	Percentage (%) or Basis Point (bp) Change
Net income	$364,865	$367,394	(1)%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	536,325	432,189	24
Pre-tax income, excluding provision for credit losses, adjusted for changes in fair value of MSRs and early buy-out loans guaranteed by U.S. government agencies (non-GAAP) (1)	494,987	420,572	18
Net income per common share—Diluted	5.78	6.00	(4)
Net revenue (2)	1,405,760	1,281,334	10
Net interest income	1,038,546	828,981	25
Net interest margin	2.96%	2.58%	38	bps
Net interest margin - fully taxable equivalent (non-GAAP) (1)	2.97	2.59	38
Net overhead ratio (3)	1.35	1.15	20
Return on average assets	0.98	1.07	(9)
Return on average common equity	10.96	12.05	(109)
Return on average tangible common equity (non-GAAP) (1)	13.21	14.82	(161)
At end of period
Total assets	$52,382,939	$47,832,271	10%
Total loans, excluding loans held-for-sale	38,167,613	33,264,043	15
Total loans, including loans held-for-sale	38,543,773	34,189,355	13
Total deposits	42,797,191	39,952,558	7
Total shareholders’ equity	4,637,980	4,410,317	5
Book value per common share (1)	$69.56	$70.19	(1)
Tangible common book value per share (1)	58.42	58.32	0
Market price per common share	81.55	80.37	1
Allowance for loan and unfunded lending-related commitment losses to total loans	0.83%	0.89%	(6)	bps
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

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES/RATIOS

The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), taxable-equivalent net interest margin (including its individual components), the taxable-equivalent efficiency ratio, tangible common equity ratio, tangible book value per common share, return on average tangible common equity, pre-tax income, excluding provision for credit losses and pre-tax income, excluding provision for credit losses, adjusted for changes in the fair value of MSRs, net of economic hedge and early buy-out loans guaranteed by U.S. government agencies. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the Company’s interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable-equivalent basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Management considers pre-tax income, excluding provision for credit losses, and pre-tax income, excluding provision for credit losses, adjusted for changes in the fair value of MSRs, net of economic hedge and early buy-out loans guaranteed by U.S. government agencies, as useful measurements of the Company’s core net income.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2022	2022	2021	2022	2021
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$466,478	$371,968	$322,457	$1,166,698	$947,505
Taxable-equivalent adjustment:
- Loans	1,030	568	411	2,025	1,210
- Liquidity management assets	502	472	492	1,439	1,486
- Other earning assets	1	1	—	4	—
(B) Interest Income (non-GAAP)	$468,011	$373,009	$323,360	$1,170,166	$950,201
(C) Interest Expense (GAAP)	65,030	34,164	34,961	128,152	118,524
(D) Net Interest Income (GAAP) (A minus C)	$401,448	$337,804	$287,496	$1,038,546	$828,981
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	$402,981	$338,845	$288,399	$1,042,014	$831,677
Net interest margin (GAAP)	3.34%	2.92%	2.58%	2.96%	2.58%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.35	2.93	2.59	2.97	2.59
(F) Non-interest income	$101,482	$102,942	$136,474	$367,214	$452,353
(G) (Losses) gains on investment securities, net	(3,103)	(7,797)	(2,431)	(13,682)	8
(H) Non-interest expense	296,469	288,668	282,144	869,435	849,145
Efficiency ratio (H/(D+F-G))	58.59%	64.36%	66.17%	61.25%	66.27%
Efficiency ratio (non-GAAP) (H/(E+F-G))	58.41	64.21	66.03	61.10	66.13

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$4,637,980	$4,727,623	$4,410,317
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(676,699)	(679,827)	(675,910)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,548,781	$3,635,296	$3,321,907
(J) Total assets (GAAP)	$52,382,939	$50,969,332	$47,832,271
Less: Acquisition-related intangible assets (GAAP)	(676,699)	(679,827)	(675,910)
(K) Total tangible assets (non-GAAP)	$51,706,240	$50,289,505	$47,156,361
Common equity to assets ratio (GAAP) (L/J)	8.1%	8.5%	8.4%
Tangible common equity ratio (non-GAAP) (I/K)	6.9	7.2	7.0

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$4,637,980	$4,727,623	$4,410,317
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$4,225,480	$4,315,123	$3,997,817
(M) Actual common shares outstanding	60,743	60,722	56,956
Book value per common share (L/M)	$69.56	$71.06	$70.19
Tangible book value per common share (non-GAAP) (I/M)	58.42	59.87	58.32

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$135,970	$87,522	$102,146	$343,892	$346,421
Add: Acquisition-related intangible asset amortization	1,492	1,579	1,877	4,680	5,923
Less: Tax effect of acquisition-related intangible asset amortization	(425)	(445)	(509)	(1,301)	(1,576)
After-tax acquisition-related intangible asset amortization	$1,067	$1,134	$1,368	$3,379	$4,347
(O) Tangible net income applicable to common shares (non-GAAP)	$137,037	$88,656	$103,514	$347,271	$350,768
Total average shareholders' equity	$4,795,387	$4,526,110	$4,343,915	$4,608,399	$4,255,851
Less: Average preferred stock	(412,500)	(412,500)	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders' equity	$4,382,887	$4,113,610	$3,931,415	$4,195,899	$3,843,351
Less: Average acquisition-related intangible assets	(678,953)	(681,091)	(677,201)	(680,869)	(679,167)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,703,934	$3,432,519	$3,254,214	$3,515,030	$3,164,184
Return on average common equity, annualized (N/P)	12.31%	8.53%	10.31%	10.96%	12.05%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	14.68	10.36	12.62	13.21	14.82

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income, Adjusted for Changes in Fair Value of MSRs, net of economic hedge and Early Buy-out Loans Guaranteed by U.S. Government Agencies:
Income before taxes	$200,041	$131,661	$149,742	$505,382	$500,751
Add: Provision for credit losses	6,420	20,417	(7,916)	30,943	(68,562)
Pre-tax income, excluding provision for credit losses (non-GAAP)	$206,461	$152,078	$141,826	$536,325	$432,189
Less: Changes in fair value of MSRs, net of economic hedge and early buy-out loans guaranteed by U.S. government agencies	2,472	(445)	888	(41,338)	(11,617)
Pre-tax income, excluding provision for credit losses, adjusted for changes in fair value of MSRs, net of economic hedge and early buy-out loans guaranteed by U.S. government agencies (non-GAAP)	$208,933	$151,633	$142,714	$494,987	$420,572

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting estimates to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting estimates to include the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting estimates, see “Summary of Critical Accounting Estimates” beginning on page 55 of the Company’s 2021 Form 10-K.

Net Income

Net income for the quarter ended September 30, 2022 totaled $143.0 million, an increase of $33.8 million, or 31%, compared to the quarter ended September 30, 2021. On a per share basis, net income for the third quarter of 2022 totaled $2.21 per diluted common share compared to $1.77 for the third quarter of 2021.

The increase in net income for the third quarter of 2022 as compared to the same period in the prior year is primarily attributable to increased net interest income, partially offset by lower mortgage banking revenue. See “Net Interest Income”, “Non-interest Income”, “Non-interest Expense” and “Loan Portfolio and Asset Quality” for further detail.

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

Quarter Ended September 30, 2022 compared to the Quarters Ended June 30, 2022 and September 30, 2021

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the third quarter of 2022 as compared to the second quarter of 2022 (sequential quarters) and third quarter of 2021 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Sep 30, 2022	Jun 30, 2022	Sep 30, 2021	Sep 30, 2022	Jun 30, 2022	Sep 30, 2021	Sep 30, 2022	Jun 30, 2022	Sep 30, 2021
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$3,039,907	$3,265,607	$5,112,720	$17,466	$7,154	$2,000	2.28%	0.88%	0.16%
Investment securities(2)	6,655,215	6,589,947	5,065,593	39,071	37,013	25,681	2.33	2.25	2.01
FHLB and FRB stock	142,304	136,930	136,001	2,109	1,823	1,777	5.88	5.34	5.18
Liquidity management assets(3)(8)	$9,837,426	$9,992,484	$10,314,314	$58,646	$45,990	$29,458	2.37%	1.85%	1.13%
Other earning assets(3)(4)(8)	21,805	24,059	28,238	275	210	188	5.01	3.49	2.64
Mortgage loans held-for-sale	455,342	560,707	871,824	5,371	5,740	7,716	4.68	4.11	3.51
Loans, net of unearned income(3)(5)(8)	37,431,126	35,860,329	32,985,445	403,719	321,069	285,998	4.28	3.59	3.44
Total earning assets(8)	$47,745,699	$46,437,579	$44,199,821	$468,011	$373,009	$323,360	3.89%	3.22%	2.90%
Allowance for loan and investment security losses	(260,270)	(260,547)	(269,963)
Cash and due from banks	458,263	476,741	425,000
Other assets	2,779,002	2,699,653	2,837,652
Total assets	$50,722,694	$49,353,426	$47,192,510

NOW and interest-bearing demand deposits	$5,789,368	$5,230,702	$4,147,436	$8,041	$2,553	$1,916	0.55%	0.20%	0.18%
Wealth management deposits	3,078,764	2,835,267	2,353,721	11,068	3,685	1,176	1.43	0.52	0.20
Money market accounts	12,037,412	11,892,948	11,956,346	18,916	8,559	7,905	0.62	0.29	0.26
Savings accounts	3,862,579	3,882,856	3,851,523	2,130	347	406	0.22	0.04	0.04
Time deposits	3,675,930	3,687,778	4,236,317	5,761	3,841	7,902	0.62	0.42	0.74
Interest-bearing deposits	$28,444,053	$27,529,551	$26,545,343	$45,916	$18,985	$19,305	0.64%	0.28%	0.29%
Federal Home Loan Bank advances	1,403,573	1,197,390	1,241,073	6,812	4,878	4,931	1.93	1.63	1.58
Other borrowings	478,909	489,779	512,785	4,008	2,734	2,501	3.32	2.24	1.94
Subordinated notes	437,191	437,084	436,746	5,485	5,517	5,480	5.02	5.05	5.02
Junior subordinated debentures	253,566	253,566	253,566	2,809	2,050	2,744	4.33	3.20	4.23
Total interest-bearing liabilities	$31,017,292	$29,907,370	$28,989,513	$65,030	$34,164	$34,961	0.83%	0.46%	0.48%
Non-interest-bearing deposits	13,731,219	13,805,128	12,834,084
Other liabilities	1,178,796	1,114,818	1,024,998
Equity	4,795,387	4,526,110	4,343,915
Total liabilities and shareholders’ equity	$50,722,694	$49,353,426	$47,192,510
Interest rate spread(6)(8)							3.06%	2.76%	2.42%
Less: Fully taxable-equivalent adjustment				(1,533)	(1,041)	(903)	(0.01)	(0.01)	(0.01)
Net free funds/contribution(7)	$16,728,407	$16,530,209	$15,210,308				0.29	0.17	0.17
Net interest income/margin (GAAP)(8)				$401,448	$337,804	$287,496	3.34%	2.92%	2.58%
Fully taxable-equivalent adjustment				1,533	1,041	903	0.01	0.01	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$402,981	$338,845	$288,399	3.35%	2.93%	2.59%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021 were $1.5 million, $1.0 million and $903,000, respectively.
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

For the third quarter of 2022, net interest income totaled $401.4 million, an increase of $63.6 million as compared to the second quarter of 2022, and an increase of $114.0 million as compared to the third quarter of 2021. Net interest margin was 3.34% (3.35% on a FTE basis, non-GAAP) during the third quarter of 2022 compared to 2.92% (2.93% on a FTE basis, non-GAAP) during the second quarter of 2022, and 2.58% (2.59% on a FTE basis, non-GAAP) during the third quarter of 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$3,617,498	$4,399,217	$26,738	$4,352	0.99%	0.13%
Investment securities (2)	6,542,077	4,597,997	108,947	69,562	2.23	2.02
FHLB and FRB stock	138,405	136,028	5,704	5,291	5.51	5.20
Liquidity management assets (3)(8)	$10,297,980	$9,133,242	$141,389	$79,205	1.84%	1.16%
Other earning assets (3)(4)(8)	23,673	24,016	666	463	3.76	2.59
Mortgage loans held-for-sale	559,258	1,003,868	17,198	24,935	4.11	3.32
Loans, net of unearned income (3)(5)(8)	36,050,185	32,839,837	1,010,913	845,598	3.75	3.44
Total earning assets (8)	$46,931,096	$43,000,963	$1,170,166	$950,201	3.33%	2.95%
Allowance for loan and investment security losses	(257,992)	(294,033)
Cash and due from banks	472,127	420,874
Other assets	2,718,562	2,922,933
Total assets	$49,863,793	$46,050,737

NOW and interest-bearing demand deposits	$5,273,115	$3,891,634	$12,584	$5,826	0.32%	0.20%
Wealth management deposits	2,808,709	2,265,212	15,671	3,133	0.75	0.18
Money market accounts	12,232,024	11,510,832	35,123	24,372	0.38	0.28
Savings accounts	3,883,092	3,723,420	2,813	1,238	0.10	0.04
Time deposits	3,741,014	4,579,161	13,564	36,978	0.48	1.08
Interest-bearing deposits	$27,937,954	$25,970,259	$79,755	$71,547	0.38%	0.37%
Federal Home Loan Bank advances	1,281,273	1,234,929	16,506	14,658	1.72	1.59
Other borrowings	487,595	518,946	8,981	7,678	2.46	1.98
Subordinated notes	437,081	436,641	16,484	16,469	5.03	5.03
Junior subordinated debentures	253,566	253,566	6,426	8,172	3.34	4.25
Total interest-bearing liabilities	$30,397,469	$28,414,341	$128,152	$118,524	0.56%	0.56%
Non-interest-bearing deposits	13,756,793	12,300,931
Other liabilities	1,101,132	1,079,614
Equity	4,608,399	4,255,851
Total liabilities and shareholders’ equity	$49,863,793	$46,050,737
Interest rate spread (6)(8)					2.77%	2.39%
Less: Fully taxable-equivalent adjustment			(3,468)	(2,696)	(0.01)	(0.01)
Net free funds/contribution (7)	$16,533,627	$14,586,622			0.20	0.20
Net interest income/margin (GAAP) (8)			$1,038,546	$828,981	2.96%	2.58%
Fully taxable-equivalent adjustment			3,468	2,696	0.01	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$1,042,014	$831,677	2.97%	2.59%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the nine months ended September 30, 2022 and September 30, 2021 were $3.5 million and $2.7 million, respectively.
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

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month period ended September 30, 2022 to each of the three month periods ended June 30, 2022 and September 30, 2021, and nine month periods ended September 30, 2022 and 2021. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2022 Compared to Second Quarter of 2022	Third Quarter of 2022 Compared to Third Quarter of 2021	First Nine Months of 2022 Compared to First Nine Months of 2021
(In thousands)
Net interest income, FTE basis (non-GAAP)(1) for comparative period	$338,845	$288,399	$831,677
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	11,104	34,000	79,683
Change due to interest rate fluctuations (rate)	49,349	80,582	130,654
Change due to number of days in each period	3,683	—	—
Less: FTE adjustment	(1,533)	(1,533)	(3,468)
Net interest income (GAAP)(1) for the period ended September 30, 2022	$401,448	$401,448	$1,038,546
FTE adjustment	1,533	1,533	3,468
Net interest income, FTE basis (non-GAAP)(1)	$402,981	$402,981	$1,042,014
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2022	September 30, 2021
Brokerage	$4,587	$5,230	$(643)	(12)%
Trust and asset management	28,537	26,301	2,236	9
Total wealth management	33,124	31,531	1,593	5
Mortgage banking	27,221	55,794	(28,573)	(51)
Service charges on deposit accounts	14,349	14,149	200	1
Losses on investment securities, net	(3,103)	(2,431)	(672)	28
Fees from covered call options	1,366	1,157	209	18
Trading (losses) gains, net	(7)	58	(65)	NM
Operating lease income, net	12,644	12,807	(163)	(1)
Other:
Interest rate swap fees	1,997	4,868	(2,871)	(59)
BOLI	248	2,154	(1,906)	(88)
Administrative services	1,533	1,359	174	13
Foreign currency remeasurement (losses) gains	(93)	77	(170)	NM
Early pay-offs of capital leases	138	209	(71)	(34)
Miscellaneous	12,065	14,742	(2,677)	(18)
Total Other	15,888	23,409	(7,521)	(32)
Total Non-interest Income	$101,482	$136,474	$(34,992)	(26)%
NM - Not meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2022	September 30, 2021
Brokerage	$13,491	$15,418	$(1,927)	(12)%
Trust and asset management	82,396	76,112	6,284	8
Total wealth management	95,887	91,530	4,357	5
Mortgage banking	137,766	219,872	(82,106)	(37)
Service charges on deposit accounts	45,520	39,434	6,086	15
(Losses) gains on investment securities, net	(13,682)	8	(13,690)	NM
Fees from covered call options	6,177	2,545	3,632	NM
Trading gains, net	4,058	39	4,019	NM
Operating lease income, net	43,126	39,487	3,639	9
Other:
Interest rate swap fees	9,866	10,176	(310)	(3)
BOLI	(588)	4,620	(5,208)	NM
Administrative services	4,977	3,843	1,134	30
Foreign currency remeasurement gains (losses)	15	(606)	621	NM
Early pay-offs of capital leases	563	352	211	60
Miscellaneous	33,529	41,053	(7,524)	(18)
Total Other	48,362	59,438	(11,076)	(19)
Total Non-interest Income	$367,214	$452,353	$(85,139)	(19)%
NM - Not meaningful.

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 due to an increase in trust and asset management fees. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as the volume of tax-deferred like-kind exchange services provided during a period. Such revenue increased for the three and nine months ended September 30, 2022 primarily as a result of increased activity in the tax-deferred like-kind exchange services provided as compared to the same periods in 2021. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions of Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Mortgage banking revenue decreased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 as a result of a decrease in loans originated for sale and lower production margins, partially offset by more favorable fair value adjustments of MSRs. Mortgage loans originated for sale totaled $660.7 million in the third quarter of 2022 as compared to $1.6 billion in the third quarter of 2021. On a year-to-date basis, mortgage loans originated for sale totaled $2.4 billion for nine months ended September 30, 2022 as compared to $5.5 billion for nine months ended September 30, 2021. The decrease in originations was primarily due to rising interest rates reducing refinance incentives for borrowers. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale.

The Company records MSRs at fair value on a recurring basis. For the three months ended September 30, 2022, the fair value of the MSRs portfolio increased due to a favorable fair value adjustment of $9.8 million as well as retained servicing rights led to capitalization of $13.3 million, partially offset by a reduction in value of $6.0 million due to payoffs and paydowns of the existing portfolio. For the nine months ended September 30, 2022, the fair value of the MSRs portfolio increased due to a favorable fair value adjustment of $62.3 million as well as retained servicing rights led to capitalization of $38.9 million, partially offset by a reduction in value of $18.9 million due to payoffs and paydowns of the existing portfolio.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge for both the three and nine month periods ended September 30, 2022 was $2.3 million.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Originations:
Retail originations	$448,846	$1,153,265	$1,692,232	$4,123,650
Veterans First originations	211,901	405,663	685,017	1,381,256
Total originations for sale (A)	$660,747	$1,558,928	$2,377,249	$5,504,906
Originations for investment	199,701	181,886	772,042	753,493
Total originations	$860,448	$1,740,814	$3,149,291	$6,258,399

Retail originations as percentage of originations for sale	68%	74%	71%	75%
Veterans First originations as a percentage of originations for sale	32	26	29	25

Purchases as a percentage of originations for sale	82%	56%	69%	43%
Refinances as a percentage of originations for sale	18	44	31	57

Production Margin:
Production revenue (B) (1)	$9,084	$39,247	$41,180	$148,060

Total originations for sale (A)	$660,747	$1,558,928	$2,377,249	$5,504,906
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	179,468	510,982	179,468	510,982
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	301,322	605,400	353,509	1,072,717
Total mortgage production volume (C)	$538,893	$1,464,510	$2,203,208	$4,943,171
Production margin (B/C)	1.69%	2.68%	1.87%	3.00%

Mortgage Servicing:
Loans serviced for others (D)	$13,925,755	$12,720,126
MSRs, at fair value (E)	229,671	133,552
Percentage of MSRs to loans serviced for others (E/D)	1.65%	1.05%
Servicing income	$11,435	$10,454	$33,265	$29,920

Components of MSR:
MSR - current period capitalization	$13,260	$15,546	$38,871	$57,674
MSR - collection of expected cash flow - paydowns	(1,644)	(1,036)	(4,457)	(2,755)
MSR - collection of expected cash flow - payoffs	(4,397)	(7,558)	(14,438)	(24,547)
MSR - changes in fair value model assumptions	9,788	(888)	62,300	11,617
Changes in fair value of derivative contract held as an economic hedge, net	(2,318)	—	(2,318)	—
MSR valuation adjustment, net of changes in fair value of derivative contract held as an economic hedge	$7,470	$(888)	$59,982	$11,617

Summary of Mortgage Banking Revenue:
Production revenue (1)	$9,084	$39,247	$41,180	$148,060
Servicing income	11,435	10,454	33,265	29,920
MSR activity	14,689	6,064	79,958	41,989
Changes in fair value on early buy-out loans guaranteed by U.S. government agencies and other revenue	(7,987)	29	(16,637)	(97)
Total mortgage banking revenue	$27,221	$55,794	$137,766	$219,872
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

Service charges on deposits increased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 as a result of higher account analysis fees on deposit accounts which increased as a result of the Company’s commercial banking initiatives. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

The Company recognized net losses on investment securities for the three and nine months ended September 30, 2022 of $3.1 million and $13.7 million, respectively, compared to net losses of $2.4 million and net gains of $8,000, respectively, for the same periods in 2021. Net losses for the three and nine months ended September 30, 2022 were primarily the result of unrealized losses on equity investments.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at September 30, 2022 and September 30, 2021.

For the nine months ended September 30, 2022 and 2021, the Company recognized net trading gains of $4.1 million and $39,000, respectively. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges.

Interest rate swap fee revenue decreased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. Swap fee revenues result from interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates.

Miscellaneous income decreased $2.7 million and $7.5 million, respectively, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The decrease for the three months ended September 30, 2022 was primarily due to $1.8 million less partnership income compared to the to the same period in 2021. On a year-to-date basis, for the nine months ended September 30, 2022, the decrease also included $2.5 million of losses recorded in the second quarter of 2022 relating to the sale of a property no longer considered for future expansion and losses on the anticipated sale of a former data processing facility and the $4.0 million net gain on the sale of three branches recorded in the second quarter of 2021.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2022	September 30, 2021
Salaries and employee benefits:
Salaries	$97,419	$88,161	$9,258	11%
Commissions and incentive compensation	50,403	57,026	(6,623)	(12)
Benefits	28,273	25,725	2,548	10
Total salaries and employee benefits	176,095	170,912	5,183	3
Software and equipment	24,126	22,029	2,097	10
Operating lease equipment depreciation	9,448	10,013	(565)	(6)
Occupancy, net	17,727	18,158	(431)	(2)
Data processing	7,767	7,104	663	9
Advertising and marketing	16,600	13,443	3,157	23
Professional fees	7,544	7,052	492	7
Amortization of other acquisition-related intangible assets	1,492	1,877	(385)	(21)
FDIC insurance	7,186	6,750	436	6
OREO expense, net	229	(1,531)	1,760	NM
Other:
Lending expenses, net of deferred originations costs	4,533	5,999	(1,466)	(24)
Travel and entertainment	4,252	3,668	584	16
Miscellaneous	19,470	16,670	2,800	17
Total other	28,255	26,337	1,918	7
Total Non-interest Expense	$296,469	$282,144	$14,325	5%
NM - Not meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2022	September 30, 2021
Salaries and employee benefits:
Salaries	$281,949	$270,303	$11,646	4%
Commissions and incentive compensation	148,327	172,144	(23,817)	(14)
Benefits	85,500	82,091	3,409	4
Total salaries and employee benefits	515,776	524,538	(8,762)	(2)
Software and equipment	71,186	63,807	7,379	12
Operating lease equipment depreciation	27,930	30,733	(2,803)	(9)
Occupancy, net	53,202	55,841	(2,639)	(5)
Data processing	23,282	20,072	3,210	16
Advertising and marketing	45,139	33,294	11,845	36
Professional fees	23,821	21,943	1,878	9
Amortization of other acquisition-related intangible assets	4,680	5,923	(1,243)	(21)
FDIC insurance	21,864	19,713	2,151	11
OREO expense, net	(509)	(1,013)	504	(50)
Other:
Lending expenses, net of deferred originations costs	15,624	17,269	(1,645)	(10)
Travel and entertainment	10,825	6,266	4,559	73
Miscellaneous	56,615	50,759	5,856	12
Total other	83,064	74,294	8,770	12
Total Non-interest Expense	$869,435	$849,145	$20,290	2%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Total salaries and employee benefits expense increased for the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to increased salaries expense, partially offset by decreased commissions and incentive compensation primarily due to lower commission expense due to declining mortgage production. On a year-to-date basis, for the nine months ended September 30, 2022 as compared to the same period in 2021, total salaries and employee benefits expense decreased primarily due to a reduction in commissions and incentive compensation, partially offset by an increase in salaries expense.

Software and equipment expense increased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities.

Advertising and marketing expenses increased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 as a result of higher digital advertising costs as well as increased sponsorship activity. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities and various products, and to attract loans and deposits and announce new branch openings as well as the expansion of the Company’s non-bank businesses. The level of marketing expenditures depends on the type of marketing programs utilized, which are determined based on the market area, targeted audience, competition and various other factors.

Miscellaneous expense increased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 as a result of various other operational costs including a $1.1 million increase in non-income tax expense recorded in the third quarter of 2022 and a $1.3 million increase in postage compared to the nine month period ended September 30, 2021. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs.

Income Taxes

The Company recorded income tax expense of $57.1 million in the third quarter of 2022 compared to $40.6 million in the third quarter of 2021. The effective tax rates were 28.53% in the third quarter of 2022 compared to 27.12% in the third quarter of 2021. During the first nine months of 2022, the Company recorded income tax expense of $140.5 million compared to $133.4 million for the first nine months of 2021. The effective tax rates were 27.80% for the first nine months of 2022 and 26.63% for the first nine months of 2021.

The effective tax rate increased in the third quarter of 2022 as the Company recorded approximately $2.0 million of additional income tax expense related to earnings at its Canadian subsidiary. The tax, known as GILTI (“Global Intangible Low-taxed Income”), is a U.S. minimum tax on global profits. During the quarter, the impact of the rapid and significant strengthening of the U.S. dollar relative to the Canadian dollar caused the GILTI tax to be applicable.

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

The community banking segment’s net interest income for the quarter ended September 30, 2022 totaled $319.9 million as compared to $220.0 million for the same period in 2021, an increase of $99.9 million, or 45%. On a year-to-date basis, net interest income for the segment increased by $167.1 million from $643.2 million for the nine months ended September 30, 2021 to $810.3 million for the nine months ended September 30, 2022. The increase in the three and nine month periods was primarily attributable to increased interest and fees on loans due to of loan growth and increased interest rates, partially offset by increased interest expense on deposits. The community banking segment’s non-interest income totaled $60.6 million in the third quarter of 2022, a decrease of $33.7 million, or 36%, when compared to the third quarter of 2021 total of $94.3 million. On a year-to-date basis, non-interest income totaled $245.2 million for the nine months ended September 30, 2022, a decrease of $86.8 million, or 26%, compared to $332.0 million for the nine months ended September 30, 2021. The decrease in the three and nine month periods was primarily the result of reduced mortgage banking revenue due to lower originations for sale and lower gain on sale margin, partially offset by the increase in the fair value of MSRs related to changes in fair value model assumptions. The community banking segment recorded provision for credit losses of $3.6 million and $28.0 million, respectively, for the three and nine months ended September 30, 2022, compared to a release of credit reserves of $7.4 million and $69.2 million, respectively, for the same periods in 2021. The increase in provision for credit losses for the three and nine month periods was primarily the result of loan growth as well as the Company’s macroeconomic forecasts of key model inputs (most notably, Baa corporate credit spreads). The community banking segment’s net income for the quarter ended September 30, 2022 totaled $104.7 million, an increase of $35.9 million as compared to net income in the third quarter of 2021 of $68.8 million. On a year-to-date basis, the net income of the community banking segment for the nine months ended September 30, 2022 totaled $249.4 million as compared to $263.3 million for the nine months ended September 30, 2021.

The specialty finance segment’s net interest income totaled $64.1 million for the quarter ended September 30, 2022, compared to $52.7 million for the same period in 2021, an increase of $11.5 million, or 22%. On a year-to-date basis, net interest income for the segment increased $35.5 million, or 25% compared to the same period in 2021. The increase for both the three and nine month periods was primarily due to loan growth and increased interest rates on the premium finance receivables portfolios. The specialty finance segment’s non-interest income was relatively unchanged totaling $23.8 million and $24.4 million for the three months ended September 30, 2022 and 2021, respectively, and increased slightly to $72.9 million from $70.0 million for the nine months ended September 30, 2022 and 2021, respectively. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 42%, 30%, 24% and 4%, respectively, of the total revenues of our specialty finance business for the nine month period ended September 30, 2022. The net income of the specialty finance segment for the quarter ended September 30, 2022 totaled $27.2 million as compared to $30.2 million for the quarter ended September 30, 2021. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2022 totaled $87.3 million as compared to $78.0 million for the nine months ended September 30, 2021.

The wealth management segment reported net interest income of $9.6 million for the third quarter of 2022 compared to $8.0 million in the same quarter of 2021, an increase of $1.6 million, or 20%. On a year-to-date basis, net interest income totaled $27.5 million for the first nine months of 2022, as compared to $23.2 million for the first nine months of 2021. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.8 billion and $2.3 billion in the first nine months of 2022 and 2021, respectively. This segment recorded non-interest income of $32.5 million for the third quarter of 2022 compared to $33.6 million for the third quarter of 2021. On a year-to-date basis, this segment recorded non-interest income of $93.3 million for the first nine months of 2022 as compared to $95.7 million for the first nine months of 2021. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $11.1 million for the third quarter of 2022 compared to $10.1 million for the third quarter of 2021. On a year-to-date basis, the wealth management segment’s net income totaled $28.1 million and $26.1 million for the nine month period ended September 30, 2022 and 2021, respectively.

Financial Condition

Total assets were $52.4 billion at September 30, 2022, representing an increase of $4.6 billion, or 10%, when compared to September 30, 2021 and an increase of approximately $1.4 billion, or 11% on an annualized basis, when compared to June 30, 2022. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $46.3 billion at September 30, 2022, $44.9 billion at June 30, 2022, and $42.4 billion at September 30, 2021. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2022		June 30, 2022		September 30, 2021
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$455,342	1%	$560,707	1%	$871,824	2%
Loans, net of unearned income
Commercial, excluding PPP	$11,975,882	25%	$11,537,091	25%	$9,732,838	22%
Commercial - PPP	54,257	0	166,183	0	1,475,304	3
Commercial real estate	9,464,108	20	9,298,567	20	8,776,342	20
Home equity	326,747	1	323,687	1	355,510	1
Residential real estate	2,095,959	4	1,876,166	4	1,496,847	3
Premium finance receivables	13,454,596	28	12,588,284	27	11,118,607	26
Other loans	59,577	0	70,351	0	29,997	0
Total average loans (1)	$37,431,126	78%	$35,860,329	77%	$32,985,445	75%
Liquidity management assets (2)	9,837,426	21	9,992,484	22	10,314,314	23
Other earning assets (3)	21,805	0	24,059	0	28,238	0
Total average earning assets	$47,745,699	100%	$46,437,579	100%	$44,199,821	100%
Total average assets	$50,722,694		$49,353,426		$47,192,510
Total average earning assets to total average assets		94%		94%		94%
(1)Includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $455.3 million in the third quarter of 2022, compared to $560.7 million in the second quarter of 2022 and $871.8 million in the third quarter of 2021. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The decrease in average balance from 2021 to 2022 was primarily due to lower mortgage origination production as well as the transfer to held-for-investment classification of certain loans previously repurchased by the Company under the early buyout option available for loans sold to GNMA with servicing retained. See “Loan Portfolio and Asset Quality” section below in this Item 2 for additional discussion of these early buyout options.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $37.4 billion in the third quarter of 2022, increasing $4.4 billion, or 13%, from the third quarter of 2021 and increasing $1.6 billion, or 17% on an annualized basis, from the second quarter of 2022. Average commercial loans, excluding PPP loans, totaled $12.0 billion in the third quarter of 2022, and increased $2.2 billion, or 23%, over the average balance in the third quarter of 2021 and $438.8 million, or 15% on an annualized basis, over the average balance in the second quarter of 2022. Average commercial PPP loans totaled $54.3 million in the third quarter of 2022, and decreased $1.4 billion, or 96%, from the average balance in the third quarter of 2021 and decreased $111.9 million from the average balance in the second quarter of 2022. The decrease in average commercial PPP loans in the third quarter of 2022 compared to the second quarter of 2022 and second quarter of 2021 was primarily the result of significant payoffs in the portfolio through the forgiveness process administered by the SBA. Average commercial real estate loans totaled $9.5 billion in the third quarter of 2022, increasing $687.8 million, or 8%, over the third quarter of 2021. Combined, the commercial and commercial real estate loan categories comprised 57% of the average loan portfolio in the third quarter of 2022 as compared to 59% in the second quarter of 2022 and 61% in the third quarter of 2021. Excluding the impact of PPP loans, growth realized in these aggregated categories for the third quarter of 2022 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts.

Home equity loan portfolio averaged $326.7 million in the third quarter of 2022, and decreased $28.8 million, or 8% from the average balance of $355.5 million in same period of 2021. The decrease in the home equity loan portfolio is primarily the result of borrowers preferring to finance through longer term, low rate mortgage loans prior to rising interest rates in 2022. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $2.1 billion in the third quarter of 2022, and increased $599.1 million, or 40% from the average balance of $1.5 billion in same period of 2021. Additionally, compared to the quarter ended June 30, 2022, the average balance increased $219.8 million, or 46% on an annualized basis. The increase in average balance compared to both periods was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

Average premium finance receivables totaled $13.5 billion in the third quarter of 2022, and accounted for 36% of the Company’s average total loans. In the third quarter of 2022, average premium finance receivables increased $2.3 billion, or 21%, from the same period of 2021. The increase during the third quarter of 2022 compared to the third quarter of 2021 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $4.1 billion of premium finance receivables were originated in the third quarter of 2022 compared to $3.1 billion during the same period of 2021. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 42% and 58%, respectively, of the average total balance of premium finance receivables for the third quarter of 2022, and 42% and 58%, respectively, for the third quarter of 2021.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity management assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 21% and 23% of total average earning assets in the third quarter of 2022 and 2021, respectively. Average liquidity management assets decreased $476.9 million in the third quarter of 2022 compared to the same period of 2021. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$559,258	1%	$1,003,868	2%
Loans:
Commercial, excluding PPP	$11,580,891	25%	$9,432,203	22%
Commercial - PPP	199,801	0	2,474,380	6
Commercial real estate	9,299,965	20	8,616,665	20
Home equity	326,410	1	381,115	1
Residential real estate	1,878,604	4	1,417,648	3
Premium finance receivables	12,704,880	27	10,475,164	25
Other loans	59,634	0	42,662	0
Total average loans(1)	$36,050,185	77%	$32,839,837	77%
Liquidity management assets (2)	10,297,980	22	9,133,242	21
Other earning assets (3)	23,673	0	24,016	0
Total average earning assets	$46,931,096	100%	$43,000,963	100%
Total average assets	$49,863,793		$46,050,737
Total average earning assets to total average assets		94%		93%
(1)Includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2022		December 31, 2021		September 30, 2021
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$12,259,250	32%	$11,904,068	34%	$11,187,972	33%
Commercial real estate	9,578,184	25	8,990,286	26	8,885,714	27
Home equity	328,822	1	335,155	1	347,662	1
Residential real estate	2,235,459	6	1,637,099	5	1,547,736	5
Premium finance receivables—property and casualty	5,713,340	15	4,855,487	14	4,616,977	14
Premium finance receivables—life insurance	8,004,856	21	7,042,810	20	6,655,453	20
Consumer and other	47,702	0	24,199	0	22,529	0
Total loans, net of unearned income	$38,167,613	100%	$34,789,104	100%	$33,264,043	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of September 30, 2022 and 2021:

	As of September 30, 2022			As of September 30, 2021
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other, excluding commercial PPP	$12,215,592	55.9%	$135,315	$10,105,984	50.3%	$109,780
Commercial PPP	43,658	0.2	1	1,081,988	5.4	2
Total commercial	$12,259,250	56.1%	$135,316	$11,187,972	55.7%	$109,782
Commercial Real Estate:
Construction and development	$1,525,511	7.0%	$51,389	$1,343,715	6.7%	$34,101
Non-construction	8,052,673	36.9	99,329	7,541,999	37.6	105,934
Total commercial real estate	$9,578,184	43.9%	$150,718	$8,885,714	44.3%	$140,035
Total commercial and commercial real estate	$21,837,434	100.0%	$286,034	$20,073,686	100.0%	$249,817

Commercial real estate - collateral location by state:
Illinois	$6,510,120	68.0%		$6,425,279	72.3%
Wisconsin	849,894	8.9		790,477	8.9
Total primary markets	$7,360,014	76.9%		$7,215,756	81.2%
Indiana	326,217	3.4		307,631	3.5
Florida	236,578	2.5		117,990	1.3
Texas	177,990	1.9		108,239	1.2
Colorado	154,068	1.6		69,550	0.8
California	144,892	1.5		107,693	1.2
Michigan	131,457	1.4		71,961	0.8
Other	1,046,968	10.8		886,894	10.0
Total commercial real estate	$9,578,184	100.0%		$8,885,714	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. In addition, the Company has participated in the PPP starting in 2020. As of September 30, 2022 the carrying balance of such loans was reduced to approximately $43.7 million primarily resulting from forgiveness by the SBA. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the Company’s commercial loan portfolio, excluding PPP, our allowance for credit losses in our commercial loan portfolio increased to $135.3 million as of September 30, 2022 compared to $109.8 million as of September 30, 2021.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 76.9% of our commercial real estate loan portfolio is located in this region as of September 30, 2022. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of September 30, 2022, our allowance for credit losses related to this portfolio was $150.7 million compared to $140.0 million as of September 30, 2021. The increase in the allowance for credit losses is primarily a result of growth in our commercial real estate portfolio.

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

Residential real estate. Our residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of September 30, 2022, our residential loan portfolio totaled $2.2 billion, or 6% of our total outstanding loans.

Our adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of September 30, 2022, $33.8 million of our residential real estate portfolio, including early buyout loans guaranteed by U.S. government agencies, or 1.5%, were classified as nonaccrual, $68.1 million in loans were 90 or more days past due and still accruing, $2.8 million were 30 to 89 days past due and $2.1 billion were current, or 95.3%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, we generally sell in the secondary market loans originated with long-term fixed rates, for which we receive fee income. We may also selectively retain certain of these loans within our banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2022 and 2021 was $13.9 billion and $12.7 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. If such intent to cure and resell changes subsequent to early buyout, the Company reclassifies such loans as held-for-investment. Early buyout loans classified as held-for-investment totaled $148.7 million at September 30, 2022 compared to $27.0 million at September 30, 2021. Such loans consist of both the rebooked GNMA loans and the early buyout exercised loans classified as held-for-investment discussed above. Rebooked GNMA loans held-for-investment amounted to $57.2 million at September 30, 2022, compared to $18.8 million balance at September 30, 2021. The increase in balance from September 30, 2021 to September 30, 2022 was the result of higher delinquencies between periods and less frequent exercising of the early buyout option by the Company. As of September 30, 2022, early buyout exercised loans held-for-investment totaled $91.5 million compared to $8.1 million as of September 30, 2021. As of September 30, 2022, early buyout exercised mortgage loans held-for-sale totaled $160.1 million compared to $354.6 million as of September 30, 2021. The decline in early buyout exercised mortgage loans held-for-sale relative to the prior year is primarily due to the resale of mortgage loans to GNMA as well as the reclassification of certain loans to held-for-investment classification due to an inability to resell due to continued delinquency.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans.

Premium finance receivables – property and casualty. FIRST Insurance Funding and FIFC Canada originated approximately $3.5 billion in property and casualty insurance premium finance receivables in the third quarter of 2022 as compared to $2.8 billion of originations in the third quarter of 2021. During the nine months ended September 30, 2022 and 2021, FIRST Insurance Funding and FIFC Canada originated approximately $10.1 billion and $8.2 billion, respectively, in property and casualty insurance premium finance receivables. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their property and casualty insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $550.1 million in life insurance premium finance receivables in the third quarter of 2022 as compared to $371.9 million of originations in the third quarter of 2021. During the nine months ended September 30, 2022 and 2021, Wintrust Life Finance originated approximately $1.3 billion and $1.1 billion, respectively, in life insurance premium finance receivables. The Company continues to experience a high level of competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at September 30, 2022 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2022	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$469,049	$2,301,483	$1,516,860	$15,458	$4,302,850
Fixed rate - PPP	—	43,658	—	—	43,658
Variable rate	7,909,538	3,153	51	—	7,912,742
Total commercial	$8,378,587	$2,348,294	$1,516,911	$15,458	$12,259,250
Commercial real estate
Fixed rate	428,391	2,595,594	580,355	41,737	3,646,077
Variable rate	5,905,174	26,933	—	—	5,932,107
Total commercial real estate	$6,333,565	$2,622,527	$580,355	$41,737	$9,578,184
Home equity
Fixed rate	12,768	3,278	13,250	37	29,333
Variable rate	299,489	—	—	—	299,489
Total home equity	$312,257	$3,278	$13,250	$37	$328,822
Residential real estate
Fixed rate	13,424	4,647	30,725	1,024,557	1,073,353
Variable rate	58,622	223,238	880,246	—	1,162,106
Total residential real estate	$72,046	$227,885	$910,971	$1,024,557	$2,235,459
Premium finance receivables - property & casualty
Fixed rate	5,535,087	178,253	—	—	5,713,340
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$5,535,087	$178,253	$—	$—	$5,713,340
Premium finance receivables - life insurance
Fixed rate	25,766	511,333	22,271	—	559,370
Variable rate	7,445,486	—	—	—	7,445,486
Total premium finance receivables - life insurance	$7,471,252	$511,333	$22,271	$—	$8,004,856
Consumer and other
Fixed rate	8,424	5,017	12	486	13,939
Variable rate	33,763	—	—	—	33,763
Total consumer and other	$42,187	$5,017	$12	$486	$47,702
Total per category
Fixed rate	6,492,909	5,599,605	2,163,473	1,082,275	15,338,262
Fixed rate - PPP	—	43,658	—	—	43,658
Variable rate	21,652,072	253,324	880,297	—	22,785,693
Total loans, net of unearned income	$28,144,981	$5,896,587	$3,043,770	$1,082,275	$38,167,613
Variable Rate Loan Pricing by Index:
Prime					$3,971,147
One- month LIBOR					5,057,295
Three- month LIBOR					197,233
Twelve- month LIBOR					5,701,876
One- year CMT					1,578,086
Other U.S. Treasury tenors					142,857
SOFR tenors					5,385,527
Ameribor tenors					334,478
BSBY tenors					38,138
Other					379,056
Total variable rate					$22,785,693
LIBOR - London Interbank Offered Rate.
SOFR - Secured Overnight Financing Rate.
CMT - Constant Maturity Treasury Rate.
Ameribor - American Interbank Offered Rate.
BSBY - Bloomberg Short Term Bank Yield Index.

With its ongoing transition from LIBOR, the Company increased the portion of its loan portfolio with interest rate indices that are an alternative to LIBOR during the period, including emerging indices such as SOFR, Ameribor and BSBY. As shown above, at September 30, 2022, variable rate loans with loans priced at SOFR, Ameribor and BSBY totaled $5.4 billion, $334.5 million and $38.1 million, respectively. Additionally, the percentage of the Company’s variable rate loans indexed to LIBOR decreased to 48% at September 30, 2022 compared to 82% at September 30, 2021. The Company continues its transition of its loan portfolio from LIBOR for both loans existing at September 30, 2022 and future new originations.

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

(Dollars in thousands)	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021
Loans past due greater than 90 days and still accruing (2):
Commercial	$237	$—	$15	$—
Commercial real estate	—	—	—	—
Home equity	—	—	—	164
Residential real estate	—	—	—	—
Premium finance receivables—property and casualty	16,624	6,447	7,210	5,811
Premium finance receivables—life insurance	1,831	—	7	—
Consumer and other	31	25	137	126
Total loans past due greater than 90 days and still accruing	18,723	6,472	7,369	6,101
Nonaccrual loans:
Commercial	44,293	32,436	20,399	26,468
Commercial real estate	10,477	10,718	21,746	23,706
Home equity	1,320	1,084	2,574	3,449
Residential real estate	9,787	8,330	16,440	22,633
Premium finance receivables—property and casualty	13,026	13,303	5,433	7,300
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	7	8	477	384
Total nonaccrual loans	78,910	65,879	67,069	83,940
Total non-performing loans:
Commercial	44,530	32,436	20,414	26,468
Commercial real estate	10,477	10,718	21,746	23,706
Home equity	1,320	1,084	2,574	3,613
Residential real estate	9,787	8,330	16,440	22,633
Premium finance receivables—property and casualty	29,650	19,750	12,643	13,111
Premium finance receivables—life insurance	1,831	—	7	—
Consumer and other	38	33	614	510
Total non-performing loans	$97,633	$72,351	$74,438	$90,041
Other real estate owned	5,376	5,574	1,959	9,934
Other real estate owned—from acquisitions	1,311	1,265	2,312	3,911
Other repossessed assets	—	—	—	—
Total non-performing assets	104,320	$79,190	$78,709	$103,886
Accruing TDRs not included within non-performing assets	$34,238	$36,184	37,486	$38,468
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.36%	0.27%	0.17%	0.24%
Commercial real estate	0.11	0.11	0.24	0.27
Home equity	0.40	0.33	0.77	1.04
Residential real estate	0.44	0.40	1.00	1.46
Premium finance receivables—property and casualty	0.52	0.36	0.26	0.28
Premium finance receivables—life insurance	0.02	—	0.00	—
Consumer and other	0.08	0.07	2.54	2.26
Total non-performing loans	0.26%	0.20%	0.21%	0.27%
Total non-performing assets, as a percentage of total assets	0.20%	0.16%	0.16%	0.22%
Total nonaccrual loans as a percentage of total loans	0.21%	0.18%	0.19%	0.25%
Allowance for credit losses as a percentage of nonaccrual loans	399.22%	473.76%	446.78%	352.70%
(1)Excludes early buy-out loans guaranteed by U.S. government agencies. Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.
(2)As of September 30, 2022, June 30,2022, December 31, 2021, and September 30, 2021, approximately $1.1 million, $541,000, $320,000 and $445,000, respectively, of TDRs were past due greater than 90 days and still accruing interest.

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

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at September 30, 2022 and June 30, 2022:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of September 30, 2022
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other, excluding PPP loans	$44,293	$237	$23,209	$31,640	$12,116,213	$12,215,592
Commercial PPP loans	—	—	1,432	3,277	38,949	43,658
Commercial real estate
Construction and development	889	—	—	5,715	1,518,907	1,525,511
Non-construction	9,588	—	6,041	24,256	8,012,788	8,052,673
Home equity	1,320	—	125	848	326,529	328,822
Residential real estate, excluding early buy-out loans	9,787	—	2,149	15	2,074,844	2,086,795
Premium finance receivables
Property and casualty insurance loans	13,026	16,624	15,301	21,128	5,647,261	5,713,340
Life insurance loans	—	1,831	13,628	44,954	7,944,443	8,004,856
Consumer and other	7	31	26	343	47,295	47,702
Total loans, net of unearned income, excluding early buy-out loans	$78,910	$18,723	$61,911	$132,176	$37,727,229	$38,018,949
Early buy-out loans guaranteed by U.S. government agencies (1)	24,020	68,067	489	104	55,984	148,664
Total loans, net of unearned income	$102,930	$86,790	$62,400	$132,280	$37,783,213	$38,167,613

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
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

As of September 30, 2022, $61.9 million, or 0.2% of all loans, excluding early buy-out loans guaranteed by U.S. government agencies, were 60 to 89 days (or two payments) past due and $132.2 million of all loans or 0.3% were 30 to 59 days (or one payment) past due. As of June 30, 2022, $41.4 million, or 0.1% of all loans, excluding early buy-out loans guaranteed by U.S. government agencies, were 60 to 89 days (or two payments) past due and $138.0 million, or 0.4%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2022 that were current with regard to the contractual terms of the loan agreement represent 99.3% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at September 30, 2022 that were current with regards to the contractual terms of the loan agreements comprise 99.4% of total residential real estate loans outstanding.

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2022	2021	2022	2021
Balance at beginning of period	$72,351	$87,690	$74,438	$127,513
Additions from becoming non-performing in the respective period	35,234	9,341	62,216	31,997
Return to performing status	(154)	(3,322)	(1,883)	(3,976)
Payments received	(20,417)	(5,568)	(44,585)	(40,611)
Transfer to OREO and other repossessed assets	(185)	(720)	(6,173)	(5,752)
Charge-offs	(341)	(548)	(4,664)	(8,184)
Net change for niche loans (1)	11,145	3,168	18,284	(10,946)
Balance at end of period	$97,633	$90,041	$97,633	$90,041
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

Management determined that the allowance for credit losses was appropriate at September 30, 2022, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Allowance for credit losses at beginning of period	$312,109	$304,031	$299,653	$379,910
Provision for credit losses	6,193	(7,909)	30,711	(68,584)
Other adjustments	(105)	(65)	(139)	(2)
Charge-offs:
Commercial	780	1,352	11,122	16,370
Commercial real estate	24	406	841	2,798
Home equity	43	59	432	201
Residential real estate	5	10	471	15
Premium finance receivables	6,037	1,390	10,618	6,706
Consumer and other	635	112	1,081	330
Total charge-offs	7,524	3,329	24,565	26,420
Recoveries:
Commercial	2,523	816	4,057	2,170
Commercial real estate	55	373	640	1,087
Home equity	38	313	254	742
Residential real estate	60	5	71	245
Premium finance receivables	1,648	1,728	4,243	6,749
Consumer and other	31	92	103	158
Total recoveries	4,355	3,327	9,368	11,151
Net charge-offs	(3,169)	(2)	(15,197)	(15,269)
Allowance for credit losses at period end	$315,028	$296,055	$315,028	$296,055
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	(0.06)%	0.02%	0.08%	0.16%
Commercial real estate	0.00	0.00	0.00	0.03
Home equity	0.01	(0.28)	0.07	(0.19)
Residential real estate	(0.01)	0.00	0.03	(0.02)
Premium finance receivables	0.13	(0.01)	0.07	0.00
Consumer and other	4.02	0.26	2.19	0.54
Total loans, net of unearned income	0.03%	0.00%	0.06%	0.06%
Loans at period-end	$38,167,613	$33,264,043
Allowance for loan losses as a percentage of loans at period end	0.64%	0.75%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.83	0.89
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end, excluding PPP loans	0.83	0.92

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $68.9 million and $47.4 million as of September 30, 2022 and September 30, 2021, respectively.

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

TDRs

At September 30, 2022, the Company had $43.2 million in loans modified in TDRs. The $43.2 million in TDRs represents 219 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $45.4 million representing 227 credits at June 30, 2022 and decreased from $48.5 million representing 254 credits at September 30, 2021.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was individually assessed when measuring the allowance for credit losses at September 30, 2022 and approximately $2.1 million was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at September 30, 2022, the Company was committed to lend an additional $257,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(In thousands)	2022	2022	2021
Accruing TDRs:
Commercial	$2,254	$2,456	$4,532
Commercial real estate	8,967	9,659	8,385
Residential real estate and other	23,017	24,069	25,551
Total accruing TDRs	$34,238	$36,184	$38,468
Nonaccrual TDRs: (1)
Commercial	$4,599	$4,786	$3,079
Commercial real estate	1,880	1,955	3,239
Residential real estate and other	2,516	2,453	3,685
Total nonaccrual TDRs	$8,995	$9,194	$10,003
Total TDRs:
Commercial	$6,853	$7,242	$7,611
Commercial real estate	10,847	11,614	11,624
Residential real estate and other	25,533	26,522	29,236
Total TDRs	$43,233	$45,378	$48,471
(1)Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of September 30, 2022 and September 30, 2021, and show the change in the balance during those periods:

Three months ended September 30, 2022 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,242	$11,614	$26,522	$45,378
Additions during the period	—	—	708	708
Reductions:
Charge-offs	(133)	—	—	(133)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	(488)	—	(488)
Payments received	(256)	(279)	(1,697)	(2,232)
Balance at period end	$6,853	$10,847	$25,533	$43,233

Three months ended September 30, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$11,015	$13,093	$31,639	$55,747
Additions during the period	1	—	558	559
Reductions:
Charge-offs	(61)	—	—	(61)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	(2,121)	—	(617)	(2,738)
Payments received	(1,223)	(1,469)	(2,344)	(5,036)
Balance at period end	$7,611	$11,624	$29,236	$48,471

Nine months ended September 30, 2022 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$10,877	$10,471	$27,961	$49,309
Additions during the period	468	1,907	3,851	6,226
Reductions:
Charge-offs	(334)	(3)	(217)	(554)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	(1,120)	(488)	(287)	(1,895)
Payments received	(3,038)	(1,040)	(5,775)	(9,853)
Balance at period end	$6,853	$10,847	$25,533	$43,233

Nine months ended September 30, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,190	$16,726	$33,276	$68,192
Additions during the period	547	2,944	3,393	6,884
Reductions:
Charge-offs	(2,358)	(23)	(7)	(2,388)
Transferred to OREO and other repossessed assets	(99)	—	(459)	(558)
Removal of TDR loan status (1)	(2,121)	(800)	(1,556)	(4,477)
Payments received	(6,548)	(7,223)	(5,411)	(19,182)
Balance at period end	$7,611	$11,624	$29,236	$48,471
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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance at beginning of period	$6,839	$15,572	$4,271	$16,558
Disposal/resolved	(133)	(1,949)	(3,802)	(7,263)
Transfers in at fair value, less costs to sell	134	315	6,653	5,562
Fair value adjustments	(153)	(93)	(435)	(1,012)
Balance at end of period	$6,687	$13,845	$6,687	$13,845

	Period End
(In thousands)	September 30, 2022	June 30, 2022	September 30, 2021
Residential real estate	$1,585	$1,630	$1,592
Residential real estate development	—	133	934
Commercial real estate	5,102	5,076	11,319
Total	$6,687	$6,839	$13,845

Deposits

Total deposits at September 30, 2022 were $42.8 billion, an increase of $2.8 billion, or 7%, compared to total deposits at September 30, 2021. See Note 10 - Deposits to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2022:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2022 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (1)
1-3 months	$1,057,147	1.15%
4-6 months	631,633	0.56
7-9 months	608,612	0.51
10-12 months	674,541	1.01
13-18 months	686,225	1.26
19-24 months	164,543	0.81
24+ months	253,617	1.81
Total	$4,076,318	0.99%
(1)Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2022		June 30, 2022		September 30, 2021
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$13,731,219	32%	$13,805,128	33%	$12,834,084	32%
NOW and interest-bearing demand deposits	5,789,368	14	5,230,702	13	4,147,436	11
Wealth management deposits	3,078,764	7	2,835,267	7	2,353,721	6
Money market	12,037,412	29	11,892,948	29	11,956,346	30
Savings	3,862,579	9	3,882,856	9	3,851,523	10
Time certificates of deposit	3,675,930	9	3,687,778	9	4,236,317	11
Total average deposits	$42,175,272	100%	$41,334,679	100%	$39,379,427	100%

Total average deposits for the third quarter of 2022 were $42.2 billion, an increase of $2.8 billion, or 7%, from the third quarter of 2021. The increase in average deposits is primarily attributable to organic growth of retail deposits.

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

	September 30,		December 31,
(Dollars in thousands)	2022	2021	2021	2020	2019
Total deposits	$42,797,191	$39,952,558	$42,095,585	$37,092,651	$30,107,138
Brokered deposits	2,532,769	1,877,093	1,591,083	1,843,227	1,011,404
Brokered deposits as a percentage of total deposits	5.9%	4.7%	3.8%	5.0%	3.4%

Brokered deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARs”), and certain deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

Other Funding Sources

Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities and the retention of earnings, the Company uses several other funding sources to support its growth. These sources include FHLB advances, notes payable, short-term borrowings, secured borrowings, subordinated debt and junior subordinated debentures. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(In thousands)	2022	2022	2021
FHLB advances	$1,403,573	$1,197,390	$1,241,073
Other borrowings:
Notes payable	69,562	74,912	90,960
Short-term borrowings	14,497	14,791	13,183
Secured borrowings	332,905	337,626	344,724
Other	61,945	62,450	63,918
Total other borrowings	$478,909	$489,779	$512,785
Subordinated notes	437,191	437,084	436,746
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$2,573,239	$2,377,819	$2,444,170
FHLB advances provide the banks with access to fixed-rate funds that are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $2.3 billion at September 30, 2022 and $1.2 billion at December 31, 2021 and September 30, 2021.

Notes payable balances represent the balances on a loan agreement (“Credit Agreement”) with unaffiliated banks consisting of a $100.0 million revolving credit facility (“Revolving Credit Facility”) and a $150.0 million term facility (“Term Facility”). Both the Revolving Credit Facility and the Term Facility are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At September 30, 2022 and 2021, the Company had a balance under the Term Facility of $64.3 million and $85.7 million, respectively. At September 30, 2022, the Company had no outstanding balance under the Revolving Credit Facility.

An additional amendment to the Credit Agreement was executed and effective as of September 13, 2022. The amendment provided for, among other things, increases in the applicable rate with respect to each Term SOFR Loan (in the case of a borrowing under the Revolving Credit Facility) from 1.45% to 1.55% and with respect to each Base Rate Loan (in the case of a borrowing under the Revolving Credit Facility) from 0.60% to 0.70%. The amendment also extended the maturity date under the Revolving Credit Facility to September 12, 2023.

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. These borrowings totaled $9.2 million at September 30, 2022 compared to $9.2 million at December 31, 2021 and $14.1 million at September 30, 2021. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

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

Other borrowings at September 30, 2022 represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note relates to and is secured by three office buildings owned by the Company. At September 30, 2022, the Fixed-Rate Promissory Note had a balance of $61.8 million compared to $63.3 million at December 31, 2021 and $63.8 million at September 30, 2021. During the nine months ended September 30, 2022, the Company made monthly principal and interest payments.

At September 30, 2022, the Company had outstanding subordinated notes totaling $437.3 million compared to $436.9 million and $436.8 million outstanding at December 31, 2021 and September 30, 2021, respectively. In 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of September 30, 2022, December 31, 2021 and September 30, 2021. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At September 30, 2022, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	September 30, 2022	June 30, 2022	September 30, 2021
Tier 1 leverage ratio	8.8%	8.8%	8.1%
Risk-based capital ratios:
Tier 1 capital ratio	9.9	9.9	9.9
Common equity tier 1 capital ratio	9.0	9.0	8.9
Total capital ratio	11.8	11.9	12.1
Other ratio:
Total average equity-to-total average assets(1)	9.5	9.2	9.2
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Leverage ratio	4.0%	NA	N/A
Tier 1 capital to risk-weighted assets	6.0	8.5	6.0
Common equity Tier 1 capital to risk-weighted assets	4.5	7.0	N/A
Total capital to risk-weighted assets	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of September 30, 2022 would exceed such revised well-capitalized standard.

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April, and July of 2022, the Company declared a quarterly cash dividend of $0.34 per common share. In January, April, July and October of 2021, the Company declared a quarterly cash dividend of $0.31 per common share.

The Company continues to leverage its capital management framework to assess and monitor risk when making capital decisions, including uncertainty from the effects of the COVID-19 pandemic.

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

In addition to the liquidity management noted above, in the second quarter of 2022, the Company sold a total of 3,450,000 shares of its common stock through a public offering. Net proceeds to the Company totaled approximately $285.7 million, net of estimated issuance costs. In the third quarter of 2022, we maintained our liquid assets to ensure that we would have the balance sheet strength to serve our clients. As a result, the Company believes that it has sufficient funds and access to funds to effectively meet its working capital and other needs as well as manage through the continued COVID-19 pandemic. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation -Overview section of this report for additional discussion of the impact of the COVID-19 pandemic.

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
•the ability of the Company to successfully discontinue use of LIBOR and transition to an alternative rate for current and future transactions;
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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2022, June 30, 2022 and September 30, 2021 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2022	12.9%	7.1%	(8.7)%
June 30, 2022	17.0	9.0	(12.6)
September 30, 2021	24.3	11.5	(7.8)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2022	6.5%	3.6%	(3.9)%
June 30, 2022	10.2	5.3	(6.9)
September 30, 2021	10.8	5.4	(3.8)

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2022 and September 30, 2021. See Note 15 - Derivative Financial Instruments of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the three and nine months ended September 30, 2022 and September 30, 2021.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. On October 28, 2021, the Board of Directors of the Company authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock. This authorization is incremental to the remaining authorization of approximately $23 million under the previous program, which the Board approved in 2019. The repurchase authorization does not have an expiration date. No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three or nine months ended September 30, 2022.

Item 6: Exhibits:

(a)Exhibits

10.1*
Fifth Amendment, dated as of September 13, 2022, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2022).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Wintrust agrees to furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	November 8, 2022	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)