Form 10-K
period 2022-12-31
WINTRUST FINANCIAL CORP
filed 2023-02-28
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑ Yes ☐ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes ☐ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $80.15, as reported by the NASDAQ Global Select Market, was $4,825,159,932.

As of February 24, 2023, the registrant had 61,016,165 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 25, 2023 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $52.9 billion as of December 31, 2022. We provide community-oriented, personal and commercial banking services to customers generally located in the Chicago metropolitan area, southern Wisconsin and northwest Indiana (“our market area”) through our fifteen wholly-owned-banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank & Trust Company, N.A. (“Barrington Bank”). In addition, we provide specialty finance services, including financing for the payment of property and casualty insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through FIRST Insurance Funding, a division of our wholly-owned subsidiary Lake Forest Bank & Trust Company, N.A. (“Lake Forest Bank”), and Wintrust Life Finance, a division of Lake Forest Bank, and in Canada through our premium finance company, First Insurance Funding of Canada (“FIFC Canada”), lease financing and other direct leasing opportunities through our wholly-owned subsidiary, Wintrust Asset Finance, Inc. (“Wintrust Asset Finance”), and short-term accounts receivable financing and outsourced administrative services through our wholly-owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). Further, we provide a full range of wealth management services primarily to customers in our market area through four separate subsidiaries, The Chicago Trust Company, N.A. (“CTC”), Wintrust Investments, LLC (“Wintrust Investments”), Great Lakes Advisors, LLC (“Great Lakes Advisors”) and Chicago Deferred Exchange Company, LLC (“CDEC”).

Our Business and Reporting Segments

As set forth in Note (24) “Segment Information”, our operations consist of three primary segments: community banking, specialty finance and wealth management. The three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, each segment’s customer base has varying characteristics and each segment has a different regulatory environment. While the Company’s management monitors each of the fifteen bank subsidiaries’ operations and profitability separately, these subsidiaries have been aggregated into one reportable operating segment due to the similarities in products and services, customer base, operations, profitability measures and economic characteristics. All segment measurements discussed below are based on the reportable segments and do not reflect intersegment eliminations.

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

We developed our banking franchise through a combination of de novo organizations and the purchase of existing bank franchises. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank was founded in December 1991 to service the Lake Forest and Lake Bluff communities within the Chicago metropolitan area.

As of December 31, 2022, we owned fifteen nationally chartered banks: Lake Forest Bank, Barrington Bank, Wintrust Bank, N.A. (“Wintrust Bank”), Libertyville Bank & Trust Company, N.A. (“Libertyville Bank”), Northbrook Bank & Trust Company, N.A. (“Northbrook Bank”), Village Bank & Trust, N.A. (“Village Bank”), Wheaton Bank & Trust Company, N.A. (“Wheaton Bank”), State Bank of the Lakes, N.A., Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”), Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”), Hinsdale Bank & Trust Company, N.A. (“Hinsdale Bank”), St. Charles Bank & Trust Company, N.A. (“St. Charles Bank”) and Town Bank, N.A. (“Town Bank”). As of December 31, 2022, we had 174 banking locations. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (“OCC”).

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

We also offer several niche lending products through several of the banks. These include Barrington Bank’s Community Advantage program, which provides lending, deposit and treasury management services to condominium, homeowner and community associations; Hinsdale Bank’s mortgage warehouse lending program, which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area; Lake Forest Bank’s insurance agency finance lending program, which provides financing to insurance agents and businesses; and Lake Forest Bank’s franchise lending program, which provides lending to restaurant franchisees. Other niches offered throughout our banking franchise include Wintrust Commercial Finance, which offers direct leasing opportunities; Wintrust Business Credit, which specializes in asset-based lending for middle-market companies; Wintrust SBA Lending, which is dedicated to offering expertise in Small Business Administration (“SBA”) loans; Wintrust Commercial Real Estate, which concentrates on real estate lending solutions including commercial mortgages and construction loans; and Wintrust Government, Non-Profit & Hospital, which focuses on financial solutions for mission-based organizations such as hospitals, non-profits, educational institutions and local government operations. In addition, we offer a niche deposit service through our Northbrook Bank’s Funds Group.

For the years ended December 31, 2022, 2021 and 2020, the community banking segment had net revenues of $1.5 billion, $1.3 billion and $1.3 billion, respectively, and net income of $349 million, $319 million and $164 million, respectively. The community banking segment had total assets of $41.4 billion, $40.3 billion and $36.8 billion as of December 31, 2022, 2021 and 2020, respectively. The community banking segment accounted for approximately 75% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2022.

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

In their property and casualty insurance premium finance operations, FIRST Insurance Funding and FIFC Canada make loans primarily to businesses to finance the insurance premiums they pay on their property and casualty insurance policies. Approved medium and large insurance agents and brokers located throughout the United States and Canada assist FIRST Insurance Funding and FIFC Canada, respectively, in arranging each commercial premium finance loan between the borrower and FIRST Insurance Funding or FIFC Canada, as the case may be. FIRST Insurance Funding or FIFC Canada evaluates each loan request according to its own underwriting criteria including the amount of the down payment on the insurance policy, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower's previous payment history, if any, and other factors deemed appropriate. Upon approval of the loan by FIRST Insurance Funding or FIFC Canada, as the case may be, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIRST Insurance Funding or FIFC Canada may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIRST Insurance Funding’s or FIFC Canada’s behalf. In some cases the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIRST Insurance Funding or FIFC Canada in the event of a default by the borrower. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIRST Insurance Funding and FIFC Canada may be more susceptible to third party (i.e., agent or broker) fraud. The Company performs various controls and procedures including ongoing credit and other reviews of the agents and brokers as well as performs various internal audit steps to mitigate against the risk of material fraud.

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

The life insurance premium finance business is subject to banking regulations but is not subject to additional regulatory regimes (e.g. additional state regulation). Wintrust Life Finance’s compliance department regularly monitors the regulatory environment and compliance with existing regulations. Wintrust Life Finance maintains a policy prohibiting the known financing of stranger-originated life insurance and has established procedures to identify and prevent financing such policies. While a carrier could potentially put at risk the cash surrender value of a policy, which serves as Wintrust Life Finance’s primary collateral, by challenging the validity of the insurance contract for lack of an insurable interest, Wintrust Life Finance believes it has strong counterclaims against any such claims by carriers, in addition to recourse to borrowers and guarantors as well as to additional collateral in certain cases.

Premium finance loans made by FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however, the top three insurers represent approximately 13%, 7% and 6% of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event carrier ratings fall below certain levels, most of Wintrust Life Finance’s life insurance premium finance policies provide for an event of default and allow Wintrust Life Finance to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIRST Insurance Funding or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Through our wholly-owned subsidiary Wintrust Asset Finance, we provide equipment financing through structured loan and lease products to customers in a variety of industries throughout the United States. Wintrust Asset Finance provides financing of fixed assets consisting of property, plant and equipment, transportation (trucks, trailers, rail, marine, buses), construction, manufacturing equipment, technology, oil and gas, restaurant equipment, medical and healthcare. As of December 31, 2022, the Company’s leasing portfolio, including direct financing leases, loans and equipment on operating leases, totaled $3.0 billion compared to $2.4 billion as of December 31, 2021. During 2022, Wintrust Asset Finance contributed approximately $82.1 million to our revenue, which does not reflect intersegment eliminations.

Through our wholly-owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2022, Tricom processed payrolls with associated client billings of approximately $835.8 million and contributed approximately $13.5 million to our revenue, net of interest expense, which does not reflect intersegment eliminations.

In 2022, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 42%, 30%, 24% and 4%, respectively, of the total revenues of our specialty finance business. For the years ended December 31, 2022, 2021 and 2020 the specialty finance segment had net revenues of $344 million, $294 million and $263 million, respectively, and net income of $121 million, $109 million and $100 million, respectively. The specialty finance segment had total assets of $9.8 billion, $8.4 billion and $7.0 billion as of December 31, 2022, 2021 and 2020, respectively. The specialty finance segment accounted for 17% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2022.

Wealth Management

Through our wealth management segment, we offer a full range of wealth management services through four separate subsidiaries (CTC, Wintrust Investments, Great Lakes Advisors and CDEC): trust and investment services, tax-deferred like-kind exchange services, asset management solutions, securities brokerage services and 401(k) and retirement plan services.

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

As of December 31, 2022, the Company’s wealth management subsidiaries had approximately $34.4 billion of assets under administration, which included $7.4 billion of assets owned by the Company and its subsidiary banks. For the years ended December 31, 2022, 2021 and 2020, the wealth management segment had net revenues of $163 million, $161 million and $134 million, respectively, and net income of $39 million, $38 million and $29 million, respectively. The wealth management segment had total assets of $1.8 billion, $1.5 billion and $1.3 billion as of December 31, 2022, 2021 and 2020, respectively. The wealth management segment accounted for 8% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2022.

Strategy and Competition

The Company has employed certain strategies since 2013 to achieve strong net income amid increased competition and an environment, that up until recent months, was characterized by low interest rates. In general, the Company has taken a steady and measured approach to grow strategically and manage expenses. Specifically, the Company has:

•Leveraged its internal loan pipeline and external growth opportunities to grow earnings assets to increase net interest income;
•Continued to diversify our loan portfolio by adding product and geographic diversification;
•Continued efforts to better manage our interest costs by improving our funding mix;
•Written call option contracts on certain securities as an economic hedge to mitigate overall interest rate risk and enhance the securities’ overall return by using fees generated from these options;

•Entered into mirror-image swap transactions to both satisfy customer preferences and maintain variable interest rate exposure;
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

As a $52.9 billion asset financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. We continue to add lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital-raising capabilities.

Management views service as a great equalizer to offset some of the inherent advantages of its significantly larger competitors. We also believe we are positioned to compete effectively with other larger and more diversified banks, bank holding companies and other financial services companies due to the multi-chartered approach that pushes accountability for building a franchise and a high level of customer service down to each of our banking franchises. Additionally, we believe that we provide a relatively complete portfolio of products that is responsive to the majority of our customers’ needs through the retail and commercial operations supplied by our banks, and through our mortgage and wealth management operations. The breadth of our product mix allows us to compete effectively with our larger competitors, while our multi-chartered approach with local and accountable management provides for what we believe is superior customer service relative to our larger and more centralized competitors. We continue to grow and enhance our digital service offerings while maintaining our expectations of high quality, more traditional banking services.

Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, margin compression, enhanced regulatory guidance and the promise of equal oversight for both banks and independent mortgage lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage’s size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation make us well positioned to compete in this environment. Our continued ability to retain the majority of servicing on loans sold, including those loans sold to the Company's banks, allows Wintrust Mortgage to continue to grow a more stable revenue stream. While earnings will fluctuate with the rise and fall of long-term interest rates, we expect that mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.

We continue to review our branch footprint and in 2022, the Company opened four new branch locations in the Chicago metropolitan area. In 2022, the Company closed three branches which were predominantly smaller locations in close proximity to other Wintrust locations. As such, there was no material attrition or customer disruption. Collectively, the net addition of one location during the year ended December 31, 2022, represented approximately 1% of the Wintrust retail banking locations as of December 31, 2022. It is important to note that while we see increased use of electronic services and are investing heavily in digital capabilities to allow clients to choose how they want to be served, Wintrust will continue to selectively open branches in areas where we are not represented.

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

Volcker Rule

We are prohibited under the Volcker Rule from (1) engaging in short-term proprietary trading for our own account, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and its bank subsidiaries. The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The Company has put in place the compliance programs required by the Volcker Rule and has either divested or received extensions for any holdings in illiquid funds. The Company will continue to monitor Volcker Rule-related developments and assess their impact on its operations as necessary.

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

In December 2018, the U.S. federal banking agencies finalized rules that permit BHCs and banks to phase in, for regulatory capital purposes, the day-one impact of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326) (“CECL”) on retained earnings over a period of three years. In response to the Coronavirus Disease 2019 (“COVID-19”) pandemic, in 2020, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC published another final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company has adopted the capital transition relief over the permissible five-year period. For further discussion of the CECL accounting standard, including the Company’s implementation of such guidance, see “Summary of Critical Accounting Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

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
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Capital Ratio of 6.0% or greater and a Total Capital Ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2022 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including us, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2022, our Company’s and our subsidiary banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer. Based on current estimates, we believe that we and our subsidiary banks will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer. Please refer to the table below for a summary of our regulatory capital ratios as of December 31, 2022, calculated using the regulatory capital methodology applicable to us during 2022.

	Company Regulatory Capital Ratios
	Minimum Regulatory Capital Ratio for the Company	Minimum Ratio + Capital Conservation Buffer(1)	Well-Capitalized Minimum for the Company(2)	The Company
Common Equity Tier 1 Capital Ratio	4.50%	7.00%	N/A	9.1%
Tier 1 Capital Ratio	6.00	8.50	6.00	10.0
Total Capital Ratio	8.00	10.50	10.00	11.9
Tier 1 Leverage Ratio	4.00	N/A	N/A	8.8
(1)Reflects the Capital Conservation Buffer of 2.50%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2022 would exceed such revised well-capitalized standard.

In addition to the above, as a result of participation in mortgage programs with certain government-sponsored entities as well as other investors, the Company has specific net worth requirements for continued participation. As of December 31, 2022, the Company remained in compliance with such requirements.

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

We and our bank subsidiaries must maintain the applicable Common Equity Tier 1 Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions, including dividends. The Capital Conservation Buffer is currently at its fully phased-in level of 2.5%. For more information on the Capital Conservation Buffer, see Capital Ratio Requirements above.

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

As of December 31, 2022, each of the Company’s banks was categorized as “well-capitalized” and, in addition, met additional requirements under the Capital Conservation Buffer.

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

Properly managing risks has been identified by regulators as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. Some of the regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. Our subsidiary banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive and effective internal controls.

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

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35%. On June 21, 2022, the FDIC Board of Directors adopted an Amended Restoration Plan and a notice of proposed rulemaking to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC also concurrently maintained the Designated Reserve Ratio (“DRR”) for the DIF at 2% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceed 2% in order to support growth in the DIF in progressing toward the FDIC’s long term goal of 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

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

In June 2022, the Federal Reserve, FDIC, and OCC issued a joint proposal to amend their regulations implementing the CRA. The proposed rules would materially revise the current CRA framework, including new assessment area requirements, new methods of calculating credit for lending, investment and service activities, and additional data collection and reporting requirements. The proposed rules included analysis indicating a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future.

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

Loan operations are also subject to federal laws and regulations applicable to credit transactions, such as:

Issued by the CFPB:
•the federal Truth-In-Lending Act and Regulation Z governing disclosures of credit terms to consumer borrowers;
•The Real Estate Settlement Procedures Act and Regulation X requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•the Home Mortgage Disclosure Act and Regulation C requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•the Equal Credit Opportunity Act and Regulation B prohibiting discrimination on the basis of various prohibited factors in extending credit;
•the Fair Credit Reporting Act and Regulation V governing the use and provision of information to consumer reporting agencies;
•the Fair Debt Collection Practices Act and Regulation F governing the manner in which consumer debts may be collected by collection agencies;

Issued by others:
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

Deposit operations are subject to, among others:

Issued by the CFPB:
•the Truth in Savings Act and Regulation DD which require disclosure of deposit terms to consumers;
•the Electronic Fund Transfer Act and Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

Issued by others:
•Regulation CC issued by the Federal Reserve Board, which relates to the availability of deposit funds to consumers; and
•the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records.

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

Debit Interchange

We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including our bank subsidiaries, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment, impose requirements regarding routing and exclusivity of electronic debit transactions. On October 3, 2022, the Federal Reserve finalized a rule that amends Regulation II to, among other things, specify that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. The final rule becomes effective July 1, 2023. As an issuer with over $10 billion in assets, we are subject to Regulation II and will work to implement these new requirements.

Anti-Money Laundering Programs

The Bank Secrecy Act (the “BSA”) and USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) contain anti-money laundering (“AML”) and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for, money laundering and terrorist financing activities. The BSA, as amended by the USA PATRIOT Act, requires financial institutions, including banks, to undertake activities including maintaining an AML program, verifying the identity of customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Each of our subsidiary banks is subject to the BSA and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo periodic, independent audits to assess the effectiveness of its AML program. We have implemented policies, procedures and internal controls that are designed to comply with these AML requirements. In May 2016, the Financial Crimes Enforcement Network (“FinCEN”), which is a bureau of the Treasury Department that drafts regulations implementing the BSA, USA PATRIOT Act and other AML and BSA legislation, issued a final rule governing enhanced customer due diligence (the “CDD rule”). The CDD rule imposed several new obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the CDD rule. The CDD rule contains an exemption for certain accounts used solely to finance insurance premiums. Bank regulators are focusing their examinations on AML compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and bank holding company acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.

The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the BSA and USA PATRIOT Act impose on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology, and increases penalties for violations of the BSA and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” is responsible for administering economic sanctions that affect transactions with designated foreign countries and territories, nationals and others, as defined by various Executive Orders and Acts of Congress.  OFAC-administered sanctions take many different forms.  For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country or territory, including prohibitions against direct or indirect imports from and exports to a sanctioned country or territory and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country or territory; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country or territory have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  OFAC also publishes lists of persons and organizations that are subject to asset blocking sanctions, known as Specially Designated Nationals and Blocked Persons. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal and reputational consequences.

Protection of Client Information

Data privacy and cybersecurity laws and regulations concerning the collection, storage, handling, use, disclosure, transfer, protection and other processing of client information (including personal information) affect many aspects of the Company’s business, and are continuing to evolve. Data privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards frequently being adopted and potentially subject to divergent interpretation or application in a manner that may create inconsistent or conflicting requirements for businesses.

We are, or may in the future become, subject to a variety of complex federal, state and local laws, regulations, rules and standards regarding data privacy and cybersecurity, including the privacy and information safeguarding provisions of the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”) and the amendments adopted by the Fair and Accurate Credit Transactions Act of 2003, as well as various state laws and regulations. The GLB Act requires a financial institution to, among other things, disclose its privacy policy to certain customers and, in some circumstances, enables certain customers to opt-out of certain sharing of the customers’ nonpublic personal information with nonaffiliated third persons. The GLB Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer information. In accordance with these requirements, we and each of our banks and operating subsidiaries provide a written privacy notice to each affected customer when the customer relationship begins and, to the extent required, on an annual basis. As described in the privacy notice, we endeavor to protect the security of information (including personal information) about our customers, educate our employees about the importance of protecting customer privacy, and allow affected customers to opt-out of certain types of information sharing. We and our subsidiaries also require business partners with which we share information (including personal information) to have adequate security safeguards and to follow the requirements of the GLB Act. The GLB Act, as interpreted by the federal banking regulators, and state laws and regulations require us to take certain actions, including providing notice under certain circumstances to affected customers, in the event that sensitive or personal customer information is compromised. We and/or each of the banks and operating subsidiaries may need to amend our privacy policies and adapt our internal procedures in the event that these legal requirements, or the regulators’ interpretation of them, change, or if new requirements are added. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.

Data privacy and cybersecurity also are areas of increasing state legislative focus. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) applies to covered businesses that conduct business in California and meet certain revenue or personal information collection thresholds. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to personal information that is collected, processed, sold or disclosed pursuant to the GLB Act. The CCPA imposes obligations on covered companies, broadly defines personal information, expands California residents’ rights with respect to personal information, and provides for civil penalties for violations. The CCPA may be interpreted or applied in a manner inconsistent with our understanding, resulting in further uncertainty and potentially requiring us to incur additional costs and expenses in an effort to comply with these requirements. Similar laws may be adopted by other states where we do business, or may in the future do business, with at least four such laws (in Virginia, Colorado, Connecticut and Utah) having taken effect, or scheduled to take effect, in 2023. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Moreover, the federal government has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed.

Like other lenders, the banks and several of our operating subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA, and the FCRA also regulates, among other things, reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information (including personal information) between affiliates, and using affiliate data for marketing purposes. Similar state laws and regulations may impose additional requirements on us, the banks and our operating subsidiaries.

Further, in the spring of 2022, the Federal Reserve, OCC, and FDIC adopted a new regulation that, among other things, requires a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents.

Violation of these laws, rules, regulations and standards may expose us to regulatory action and private litigation, including claims for damages and penalties. For more information regarding the risks associated with data privacy and cybersecurity laws and regulations, see “We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability” and “We face cybersecurity risks from cyber-attacks, information security breaches and other similar incidents that could result in the disclosure of confidential and other information (including personal information), all of which could adversely affect our business or reputation, and create significant legal and financial exposure” under Risk Factors in Item 1A.

Broker-Dealer and Investment Adviser Regulation

Wintrust Investments and Great Lakes Advisors are subject to extensive regulation under federal and state securities laws. Wintrust Investments is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and the U.S. Virgin Islands. Both Wintrust Investments and Great Lakes Advisors are registered as investment advisers with the SEC. In addition, Wintrust Investments is a member of several self-regulatory organizations (“SROs”), including FINRA. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. Wintrust Investments is also subject to regulation by state securities commissions in states in which it conducts business. Wintrust Investments and Great Lakes Advisors are registered only with the SEC as investment advisers, but certain of their advisory personnel are subject to regulation by state securities regulatory agencies.

As a result of federal and state registrations and SRO memberships, Wintrust Investments is subject to overlapping schemes of regulation that cover all aspects of its securities businesses. Such regulations cover uses and safekeeping of clients’ funds; record-keeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; personnel-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” and best interest determinations as to certain customer transactions; limitations on the amounts and types of fees and commissions that may be charged to customers; and regulation of proprietary trading activities and affiliate transactions. Violations of the laws and regulations governing a broker-dealer’s actions can result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of a broker-dealer or its officers or employees, or other similar actions by both federal and state securities administrators, as well as the SROs.

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

Also pursuant to the Dodd-Frank Act, in October 2022, the SEC adopted final rules that direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and require companies to disclose their clawback policies and certain actions under those policies. The NYSE and NASDAQ filed proposed listing standards on February 22, 2023, and these listing standards must then be effective no later November 28, 2023. A listed company must adopt a clawback policy no later than sixty days following the date on which the applicable listing standard becomes effective and must begin to comply with the final rules disclosure requirements in proxy and information statements and annual reports filed on or after the effective date of the applicable listing standard.

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

Workforce Overview

As of December 31, 2022, Wintrust employed 5,275 full-time equivalent employees in the U.S. and Canada. 97% of Wintrust’s employees are classified as full-time, working greater than 30 hours per week. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Talent Recruiting and Retention

At Wintrust we recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. In 2022, Wintrust filled 1,881 positions, including external hires, internal transfers/promotions, and temporary hires. In 2022, 53% of our new hires self-identified as female and 42% of our new hires self-identified as a racial or ethnic minority. Wintrust promotes an employee referral program, which we believe favorably affects colleague retention and engagement. Turnover for the entire Wintrust enterprise for the year was approximately 25% and voluntary departures accounted for approximately 83% of the total turnover.

Wintrust offers total rewards packages that are designed to attract, motivate and retain a talented and diverse group of employees. In addition to competitive, performance-based compensation plans, we provide employees with comprehensive benefits packages. Wintrust consistently monitors and adapts its total rewards program design to reflect both market changes and employee feedback.

Diversity & Inclusion

Wintrust strives to promote an equitable, diverse and inclusive culture where each employee can be successful, and one that is reflective of the communities we serve. Women currently represent 57% of Wintrust’s workforce. In addition, the racially and ethnically diverse representation in Wintrust’s workforce is 32%. To further advance diversity and inclusion across Wintrust, we have taken the following steps:

•Continued the “shared responsibility in action” theme by launching 12-month advocate-protégé partnerships which paired select high-potential protégés with senior executive advocates. The protégé cohort includes over 67% women and 35% minority mid-level leaders. The program objective is to accelerate development of leadership opportunities for protégés within one to three years after launching the partnership.

•Launched a fifth Business Resource Group (“BRG”) called Women of Wintrust, whose mission is to create an environment of inclusivity where women are empowered and engaged in the workplace. The other BRGs are: Leadership Coalition, Multicultural Professionals Network, Career Navigation and Prism. Over 13% of Wintrust employees have registered as members of one or more BRG.

•Continued the 360° Inclusivity Model, a multicultural marketing framework for addressing the unique needs of an increasingly diverse marketplace by taking inclusive approaches to eradicating financial disparities in the communities we serve, through enhanced products and services.

•Required each of our business units to develop a Diversity & Inclusion Business Unit Action Plan, documenting key goals and effective efforts towards advancing diversity, equity and inclusion internally and externally in a relevant and intentional way. The Business Unit Action Plan is updated annually and reviewed by senior leaders and the Board of Directors.

Learning & Development

We are committed to providing all team members with development opportunities through individual and career development planning. Our employees have access to approximately 450 Banking topics, 160 Professional Skills topics and 440 customized training courses and resources through Wintrust University – our learning portal. In 2022, we maintained an online training catalog containing over 16,000 course offerings for our employees’ personal and professional development and, in 2022, invested more than 189,000 total hours in training by team members.

We routinely identify and recognize talented employees by performing comprehensive reviews of leadership capability, readiness, aspiration and succession planning. To support the development of our internal talent pipeline, we have invested in a number of programs to support the development of future leaders and additional training for senior leaders with strategic accountability. To support the development of future leaders, 152 newly minted leaders attended “The Fundamentals of Wintrust Leadership” program and 15 senior leaders participated in our year-long “Winning at Wintrust” training program focused on strategic accountability.

Annually, Wintrust team members at all levels certify their completion of regulatory training based upon their roles and responsibilities. They also are encouraged to complete a minimum of two professional development activities each year.

Finding New Ways to Work Together

As the COVID-19 pandemic continues to ease, Wintrust has successfully and safely brought most of our team back together on site. The benefits realized by being physically together allow for:

•Strengthening our shared values and culture.

•Enabling real-time coaching and support.

•Creating opportunities for growth and professional development.

•Motivating team members and welcoming new hires.

Recognizing that remote work had been successful, productive and beneficial for many colleagues, we adopted a model to create additional flexibility where roles, business requirements and customer needs are met. Wintrust’s Future of Work model consists of:

•Colleagues who work 100% onsite on a daily basis, based on role, business need, and customer/collaboration impact. This includes nearly all bank branch staff and lending teams, as well as team members in sales, critical bank operations, facilities, security, and other functions.

•Colleagues permitted to work remotely up to 2 days a week, on a hybrid/flex schedule, in jobs that allow flexibility.

•A limited number of colleagues allowed to work 100% remotely, as their roles permit.

We continue to be thoughtful in how we approach scheduling to ensure the safety of our colleagues and customers.

Climate Impact

The Company’s approach in considering its climate impact is currently focused on mitigating the environmental impact of operations, specifically at its various banking locations; assessing other climate-related risks within the Company’s various businesses; and providing support to projects and investments that contribute to climate solutions. In 2022, some of the highlights of this approach included the following:

•The Company continued to monitor the climate impact of it various banking locations, including its corporate campus that consists of three office buildings located in Rosemont, Illinois. In 2022, the energy used at the corporate campus totaled 9,331 MWh compared to 9,713 MWh in 2021. Additionally, green house gas carbon emissions (CO2e) totaled 4,194 tons in 2022 compared to 4,733 tons in 2021.

•The Company pursued certain renewable energy solutions as well as efficient building standards and technologies, including the installation of new electric vehicle charging stations at the corporate campus.

•Great Lakes Advisors executes investing through its Climate Opportunities Net Zero Portfolio, a portfolio started in 2013. The portfolio includes investments in solutions for green buildings, renewable energy, sustainable agriculture, sustainable water, energy efficiency and pollution prevention. At December 31, 2022, this program managed $157 million in climate-focused portfolios.

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

Risks Related to Economic Conditions and Operating Environment
•Includes risks related to climate change and related environmental sustainability matters, deterioration in economic conditions and economic declines in the Chicago metropolitan and southern Wisconsin market areas, since our business is concentrated in these regions, and the COVID-19 pandemic.

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

Legal and Regulatory Risks
•Includes risks related to our ability to meet regulatory capital ratios, changes in the United States’ monetary policy, legislative and regulatory actions taken now or in the future regarding the financial services industry, changes in data privacy and cybersecurity laws and regulations, financial reform legislation and increased regulatory rigor around consumer protection mortgage-related issues, federal, state and local consumer lending laws that may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans, regulatory initiatives regarding bank capital requirements that may require heightened capital, any increase in our FDIC insurance premiums, any non-compliance with the USA PATRIOT Act, BSA or other laws and regulations, claims and legal actions, examinations and challenges by tax authorities, changes in federal and state tax laws and changes in the interpretation of existing laws, changes in accounting policies or accounting standards and changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs.

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

Risks Related to Financial Strength and Liquidity
•Includes risks related to changes in prevailing interest rates, our liquidity position, an actual or perceived reduction in our financial strength, our credit rating, capital not being available when it is needed or the cost of that capital being very high, disruption in the financial markets, being a bank holding company and therefore being limited in sources of funds, including to pay dividends, and future discontinuation of the London Interbank Offered Rate (“LIBOR”) and transition to alternate benchmark interest rates.

Risks Related to General Operations
•Includes risks related to our controls and procedures, our operational or security systems or infrastructure, or those of third parties, security risks (including cyber-attacks, information security breaches and other similar incidents and those associated with debit cards and debit card transactions), the failure of vendors, the accuracy and completeness of information we receive about our customers and counterparties to make credit decisions, our ability to attract and retain experienced and qualified personnel, losses incurred in connection with actual or projected repurchases and indemnification payments related to mortgages that we have sold into the secondary market and the occurrence of extraordinary events, such as acts of war, terrorist attacks, natural disasters and public health threats.

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

As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Any economic deterioration from current levels or slowing of current economic activity could lead to an increase in loan charge-offs and negatively affect consumer confidence as well as the level of business activity. Net charge-offs totaled $20.3 million in 2022 from $21.5 million in 2021. Our balance of non-performing loans and other real estate owned (“OREO”) was $100.7 million and $9.9 million, respectively, at December 31, 2022 compared to $74.4 million and $4.3 million, respectively, at December 31, 2021. Deterioration in the economy and real estate markets, higher inflation, rising interest rates or increased unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have made to them, decrease the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations.

Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A U.S. government debt default or rating downgrade could have a material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities we hold, which could negatively impact the banks’ capital position and ability to meet regulatory requirements. Other negative impacts could include volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default by or rating downgrade of the U.S. government but as a consequence of the uncertainty caused by extended political negotiations around the threat of such a default or rating downgrade and a U.S. government shutdown.

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

The effects of COVID-19 have adversely impacted our operations and financial performance and could have similar adverse impacts in future periods.

Although the U.S. and global economies have begun to recover from the COVID-19 pandemic, as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic, including labor shortages, disruptions of global supply chains and inflationary pressures, continue to impact the macroeconomic environment and could adversely affect our business.
The effects of the pandemic initially resulted in an increase in our allowance for loan losses. A resurgence of pandemic conditions could cause us to recognize heightened credit losses in our loan portfolio and additional increases in our allowance for loan losses, as well as additional draws on lines of credit, downward pressure on deposits, and increased loan delinquencies. In addition, a resurgence of pandemic conditions could also result in impairment to the value of collateral securing our loans, especially commercial and residential real estate loans, and a larger amount of delinquent mortgage loans.

Many of our employees continue to work remotely on at least a hybrid basis, which may create increased costs of operations or other operational difficulties, including increased cybersecurity risk. We may also experience additional operational risk due to difficulties experienced by our vendors. The effects of the pandemic and measures taken in response may subject us to increased risk of litigation and governmental and regulatory scrutiny.

Risks Related to Competition and Reputation

The financial services industry is very competitive, and if we are not able to compete effectively, we may lose market share and our business could suffer.

We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies such as marketplace lenders and other financial technology companies. Many of these competitors have substantially greater resources and market presence or more advanced technology than Wintrust and, as a result of their size, may be able to offer a broader range of products and services, better pricing for those products and services, or newer technologies to deliver those products and services than we can. Several of our local competitors have experienced improvements in their financial condition over the past few years and are better positioned to compete for loans, acquisitions and personnel. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. For example, the Economic Growth Act and its implementing regulations significantly reduce the regulatory burden of certain large BHCs and raise the asset thresholds at which more onerous requirements apply, which could cause certain large BHCs to become more competitive or to more aggressively pursue expansion. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as mobile payment and other automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits. The absence of regulatory requirements may give non-bank financial companies a competitive advantage over Wintrust.

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

In the past, we have completed numerous acquisitions of banks, other financial service related companies and financial service related assets, including acquisitions of troubled financial institutions, as more fully described below. We expect to continue to make such acquisitions in the future. Wintrust seeks merger or acquisition partners that are culturally similar, have experienced management, possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Failure to successfully identify and complete acquisitions may result in Wintrust achieving slower growth.

The Economic Growth Act could result in increased competition for merger or acquisition partners, potentially resulting in higher acquisition prices or an inability to complete desired acquisitions. In addition, the standards by which bank and financial institution acquisitions will be evaluated are currently in flux and some banking organizations are experiencing delays in the processing of applications. In July 2021, President Biden issued an executive order on competition that requires the banking agencies to review the standards for bank mergers and the Department of Justice (“DOJ”) has announced that it is reviewing its bank merger guidelines. It is expected that these reviews will tighten the standards for bank mergers and may change how the financial stability factor is evaluated. In addition, some members of Congress have called for a moratorium of any bank merger and acquisition of greater than $100 billion in assets. While the Company is still much smaller in asset size than $100 billion, we cannot exclude the possibility that we may be subject to higher antitrust standards, enhanced scrutiny under the financial stability risk factor, or have a potential acquisition denied.

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

Our ability to profitably operate is dependent, in part, upon federal fiscal policies that cannot be predicted. We are particularly affected by the monetary policies of the Federal Reserve, which influence money supply in the United States. Any change in the United States’ monetary policy, or worsening federal budgetary pressures, could affect our access to capital. Additionally, any trend toward inflation, economic decline, destabilizing of financial markets, or other factors beyond our control may significantly affect consumer demand for our products and consumers’ ability to repay loans, reducing our results of operations. The Federal Reserve raised interest rates significantly and began shrinking its assets during 2022 in response to persistently high inflation measures that were well above the Federal Reserve’s two percent target. The Federal Reserve has signaled that it will likely further increase interest rates in the near term. Sustained higher interest rates and continued Federal Reserve asset reductions may adversely affect market stability, market liquidity, and our financial performance and condition. We cannot predict the nature or timing of future changes in monetary policies, or the precise effects that future changes in monetary policies may have on our activities and financial results.

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

In addition, we expect that the Biden Administration will continue to seek to implement a regulatory reform agenda that is significantly different than that of the Trump Administration. This reform agenda could include a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on BSA and AML requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. At this time, we are unable to assess which, if any of these policies, would be implemented and what their impact on the Company's business, financial condition or results of operations would be.

We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability.

We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, including in relation to the personal information of customers, employees or others, and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability and/or reputational damage. As data privacy and cybersecurity risks for banking organizations and the broader financial system have significantly increased in recent years, data privacy and cybersecurity issues have become the subject of increasing legislative and regulatory focus. As new data privacy and cybersecurity-related laws, regulations, rules and standards are implemented, the time and resources needed for us to comply with such laws, regulations, rules and standards as well as our potential liability for non-compliance and reporting obligations in the case of cyber-attacks, information security breaches or other similar incidents, may significantly increase. Compliance with these laws, regulations, rules and standards may require us to change our policies, procedures and technology, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.

In addition to various data privacy and cybersecurity laws and regulations already in place, U.S. states are increasingly adopting laws and regulations imposing comprehensive data privacy and cybersecurity obligations, which may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Certain aspects of federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and cybersecurity can subject us to potential federal or state action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Additional risks could arise in connection with any failure or perceived failure by us, our service providers or other third parties with which we do business to provide adequate disclosure or transparency to our customers about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by our customers, to protect personal information from unauthorized disclosure, or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control.

Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and cybersecurity laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations. For more information regarding data privacy and cybersecurity laws and regulations, see “Protection of Client Information” under Supervision and Regulation in Item 1.

Financial reform legislation and increased regulatory rigor around consumer protection and mortgage-related issues may reduce our ability to market our products to consumers and may limit our ability to profitably operate our mortgage business.

The CFPB has broad rulemaking authority over a wide range of federal consumer protection laws applicable to the business of our subsidiary banks and some other operating subsidiaries, including the authority to prohibit “unfair, deceptive or abusive” acts and practices, but examination and supervision of our subsidiary banks is carried out by the primary federal banking agency and, where applicable, state banking agencies. Consumer protection is an area of significantly heightened regulatory focus, and the CFPB has promulgated a number of specific regulatory requirements and regulatory guidance in this area. These actions have increased and may further increase the costs of doing business for all market participants, including our subsidiaries.

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

The CFPB and federal and state banking agencies also closely examine the mortgage and mortgage servicing activities of depository financial institutions. Should these or other agencies have serious concerns with respect to our operations in this regard, the effect of such concerns could have a material adverse effect on our profits.

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

Insured institution failures leading up to and following the financial crisis, as well as deterioration in banking and economic conditions, significantly increased FDIC loss provisions, resulting in a decline of its deposit insurance fund to historical lows at the peak of the crisis. In response, the Dodd-Frank Act and FDIC regulations changed the assessment base for federal deposit insurance from the amount of insured deposits to average total consolidated assets less average tangible capital, eliminated the maximum size of the DIF, eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and increased the minimum reserve ratio of the DIF from 1.15% to 1.35%. These developments also caused our FDIC insurance premiums to increase. There is a risk that the banks’ deposit insurance premiums will increase in the future if failures of insured depository institutions once again deplete the DIF. Any such increase may negatively impact our financial condition and results of operations. For more information regarding the most recent increase to the banks’ deposit insurance premiums, see “Insurance of Deposit Accounts” under Supervision and Regulation in Item 1.

Non-compliance with the USA PATRIOT Act, BSA or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act and the BSA require financial institutions to develop programs to prevent financial institutions from being used for money laundering or the funding of terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. The BSA and its implementing regulations require covered financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with the BSA and its implementing regulations could result in fines or sanctions. An increasing number of banking institutions have received large fines for non-compliance with the BSA and its implementing regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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

There continues to be discussion and dialogue in the U.S. government regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service debt. This in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. It is also unclear what changes, if any, to U.S. trade policy will be made by the Biden Administration and Congress.

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

Because our allowance for credit losses represents an estimate of lifetime losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolios, particularly if there are changes in expectations of general economic or market conditions, or events that adversely affect specific customers. In 2022, we charged off $20.3 million in loans (net of recoveries) and increased our allowance for credit losses from $299.7 million at December 31, 2021 to $357.9 million at December 31, 2022. Our allowance for loan and unfunded lending-related commitment losses represented 0.91% and 0.86% of total loans outstanding at December 31, 2022 and 2021, respectively.

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

From April 3, 2020 through the end of the program in the second quarter of 2021, we originated over 19,400 PPP loans with a carrying balance totaling approximately $4.8 billion. As of December 31, 2022, the carrying balance of such loans was reduced to approximately $28.9 million primarily resulting from forgiveness by the SBA. The PPP program expired on May 31, 2021.

Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. Additionally, participating banks also have credit risk with respect to PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the banks, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which a PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

A significant portion of our loan portfolio is comprised of commercial loans, the repayment of which is largely dependent upon the financial success and economic viability of the borrower.

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy weakens for a prolonged period or experiences deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Excluding PPP loans that include a guarantee from the SBA, our commercial loan portfolio totaled $12.5 billion or 32% of our total loan portfolio, at December 31, 2022, compared to $11.3 billion, or 33% of our total loan portfolio, at December 31, 2021.

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

As of both December 31, 2022 and 2021, approximately 34% and 34%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate markets continue to experience a variety of difficulties, including the Chicago metropolitan area and southern Wisconsin, in which a majority of our real estate loans are concentrated. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

We provide financing for the payment of property and casualty insurance premiums and life insurance premiums on a national basis through FIRST Insurance Funding and Wintrust Life Finance, respectively, and financing for the payment of property and casualty insurance premiums in Canada through our wholly-owned subsidiary, FIFC Canada. Property and casualty insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2022, we had $5.8 billion of property and casualty insurance premium finance loans outstanding, of which $5.1 billion related to the Company's U.S. operations at FIRST Insurance Funding and $745.6 million related to the Company's Canadian operations at FIFC Canada. Together, these loans represented 15% of our total loan portfolio as of such date.

FIRST Insurance Funding and FIFC Canada have in the past been susceptible to, and may in the future be more susceptible to third party fraud with respect to property and casualty insurance premium finance loans because these loans are originated and many times funded through relationships with unaffiliated insurance agents and brokers. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity.

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

FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of geographically dispersed insurance companies. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however, the top three insurers represent approximately 13%, 7% and 6% of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada can mitigate risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

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

We are exposed to interest rate risk in our core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $1.5 billion and $1.1 billion for the years ended December 31, 2022 and 2021, respectively.
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

In response to inflationary forces in 2022, the Federal Reserve raised its target for the federal funds rate several times, beginning from a range of 0-0.25% and ending at a range of 4.25-4.5% at year end. Though we expect the Federal Reserve to slow the rate of increases, we cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results. For more discussion of this issue, see the above risk factor “Changes in the United States’ monetary policy may restrict our ability to conduct our business in a profitable manner.”

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $14.1 million, $3.7 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful or that we will be successful in implementing any new mitigation strategies necessary to address the current rising interest rate environment. In addition, transactions entered into as part of mitigation strategies employed to mitigate risks associated with a prolonged low interest rate environment could be less beneficial or result in losses if interest rates continue to rise.

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

As of December 31, 2022, we have been rated by Fitch Ratings as "BBB+" and DBRS as "A (low)". A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

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

Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2022, approximately 96% of the Company's available-for-sale debt securities and equity securities with a readily determinable fair value were categorized in level 1 or 2 of the fair value hierarchy (meaning that their fair values were determined by unadjusted quoted prices in active markets for identical assets, quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of available-for-sale debt securities and unrealized losses of equity securities with a readily determinable fair value recognized in earnings, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.

The remaining securities in our available-for-sale debt securities and equity securities with a readily determinable fair value portfolios were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2022, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

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

Future discontinuance of LIBOR may adversely affect our business.

We have derivative contracts, borrowings, variable rate loans and other financial instruments with attributes that are either directly or indirectly dependent on U.S. dollar LIBOR (“USD LIBOR”). On March 5, 2021, ICE Benchmark Administration Limited, the LIBOR administrator, and the U.K. Financial Conduct Authority, which regulates LIBOR, issued an announcement on the future cessation and loss of representativeness of certain LIBOR benchmarks. One-week and two-month USD LIBOR tenors ceased publication on December 31, 2021. The remaining USD LIBOR tenors, including 3-month USD LIBOR, will cease publication after June 30, 2023. These reforms may cause such rates to perform differently than in the past or have other consequences which cannot be predicted. While market participants may agree to select alternative rates, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, selected the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to USD LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected due to the depth and robustness of the U.S. Treasury repurchase market.

Under the Adjustable Interest Rate (LIBOR) Act (“AIRLA”) and Part 253 of Regulation ZZ (Rule 253), after June 30, 2023, certain “LIBOR contracts,” such as the Company’s 6.50% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), and eleven series of the Company’s trust preferred securities (the “Trust Preferred”) will, by operation of law, change their base rate from USD LIBOR to CME Term SOFR of the same tenor, plus an applicable tenor spread adjustment. CME Term SOFR is an indicative, forward-looking measurement of daily overnight SOFR. CME Term SOFR is published by CME Group Inc., as administrator of that rate.

The calculation agent for the Series D Preferred Stock may also make additional administrative conforming changes to the terms of the Series D Preferred Stock under AIRLA and Rule 253. The calculation agent for any series of the Trust Preferred may also make additional administrative conforming changes to the terms of that series of the Trust Preferred under AIRLA and Rule 253.

With respect to contracts other than the Series D Preferred Stock and the Trust Preferred, we anticipate various operational challenges for the transition away from USD LIBOR including, but not limited to, amending existing loan agreements with borrowers on loans that may have not been modified with fallback language and adding effective fallback language to new agreements, in each case in the event that AIRLA and Rule 253 do not apply to those agreements. In addition, the transition away from USD LIBOR could prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of USD LIBOR with an alternative reference rate, as well as result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in USD LIBOR-based contracts and securities. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, loan, derivative and investment portfolios, asset-liability management and business, is uncertain.

We cannot predict what effect the change from USD LIBOR to CME Term SOFR will have on the value of the Series D Preferred Stock, the Trust Preferred, or the replacement of USD LIBOR more generally with respect to any of the other contracts described above.

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

Our operational or security systems, networks or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems, networks and infrastructure, including our computer systems and networks, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Moreover, technological or financial difficulties of one of our third-party vendors or their subcontractors could adversely affect our business to the extent those difficulties results in the interruption or discontinuation of services provided by an affected vendor. Our financial, accounting, data processing, backup or other operating or security systems, networks and infrastructure, or those of third parties, may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we may need to take our systems or networks offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack, information security breach or other similar incident. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and networks and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems and networks, security monitoring and retaining and training personnel required to operate our systems also entail significant costs.

We may not be insured against all types of losses as a result of disruptions to or failures of our operational and security systems, networks and infrastructure or those of third parties, and our insurance coverage may not be available on reasonable terms, or at all, or may be inadequate to cover all losses resulting from such disruptions or failures. Disruptions or failures in our business structure or in the structure of one or more of our third-party vendors could interrupt the operations or increase the cost of doing business. The occurrence of any disruptions or failures impacting our or our third-party vendors’ operational or security systems, networks or infrastructure could result in a loss of customer business and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

We face risks from cyber-attacks, information security breaches and other similar incidents that could result in the disclosure of confidential and other information (including personal information), all of which could adversely affect our business or reputation, and create significant legal and financial exposure.

Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber-attacks, information security breaches and other similar incidents. Our business relies on the secure processing, transmission, storage and retrieval of confidential, personal, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks, information or security breaches, and other similar incidents. These may include, among other things, computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, malfeasance or improper access by employees or vendors, attacks on personal email of employees, hacking, terrorist activities, identity theft, social engineering, credential stuffing, account takeovers, insider threats, human error, fraud, or other similar incidents that could result in the unauthorized release, gathering, monitoring, misuse, misappropriation, loss, disclosure or destruction of confidential, personal, proprietary and other information of ours, our employees, our customers or of third parties, damage to our systems and networks or other material disruption of our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, nation states, nation state-supported actors, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and "spear phishing" attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems and networks to disclose sensitive information (including confidential, personal, proprietary and other information) in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently and may not be recognized until launched or until well after a breach has occurred. The risk of a security breach caused by a cyber-attack, information security breach or other similar incident at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks, information security breaches or other similar incidents at third-party vendors with access to our data may not be disclosed to us in a timely manner. While we generally perform cybersecurity diligence on our key vendors, because we do not control our vendors and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber-attacks, information security breaches or other similar incidents attributed to our service providers as they relate to the information we share with them.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack, information security breach or other similar incident that significantly degrades, deletes or compromises the systems, networks or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack, information security breach, termination, constraint or other similar incident could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business.

Moreover, debit card numbers are susceptible to theft at the point of sale via the physical terminal through which transactions are processed and by other means of hacking. The security and integrity of these transactions are dependent upon retailers’ vigilance and willingness to invest in technology and upgrades. Despite third-party security risks that are beyond our control, we offer our customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace. Offering such protection to our customers exposes us to potential losses which, in the event of a data breach at one or more retailers of considerable magnitude, may adversely affect our business, financial condition, and results of operations.

Although we believe that we have appropriate information security procedures and controls designed to prevent or limit the effects of a cyber-attack, information security breach or other similar incident, our or our customers’ and/or third parties’ computers, systems or networks may be the target of cyber-attacks, information security breaches or other similar incidents that could result in the unauthorized release, accessing, gathering, monitoring, loss, destruction, modification, acquisition, transfer, use or other processing of our or our customers’ confidential, personal, proprietary and other information. Additionally, we may not be insured against all types of losses as a result of cyber-attacks, information security breaches and other similar incidents, and our insurer may deny coverage as to any future claim or insurance coverage may not be available on reasonable terms, or at all, or may be inadequate to cover all losses resulting from such incidents.

Cyber-attacks, information security breaches or similar incidents, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking or other unauthorized disclosure of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential, personal, proprietary or other information and/or that of our customers or other third parties, or damage to our or our customers’ and/or third parties’ computers, systems or networks, and could result in a violation of applicable data privacy and cybersecurity laws and regulations and other laws and regulations, litigation exposure, regulatory fines, penalties or intervention, remediation costs, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, remediation costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. Our business model is dependent upon our ability to provide high quality and personal service. In addition, as a holding company that conducts its operations through our subsidiaries, we are focused on providing entrepreneurial-based compensation to the chief executives of each our business units. As a Company with start-up and growth oriented operations, we are cognizant that to attract and retain the managerial talent necessary to operate and grow our businesses we often have to compensate our executives with a view to the business we expect them to manage, rather than the size of the business they currently manage. Accordingly, any executive compensation restrictions may negatively impact our ability to retain and attract senior management. The departure of a senior manager or other key personnel may damage relationships with certain customers, or certain customers may choose to follow such personnel to a competitor. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, particularly during a period in which the labor market is characterized as tight and employee turnover has escalated in many industries, could materially and adversely affect our business, results of operations and financial condition. If we fail to effectively manage the transition in the position of chief executive officer, our business, financial condition, results of operations, cash flows and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.

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

An act of war, terrorist activity, including acts of domestic terrorism, a major epidemic or pandemic, natural disaster, or the threat of such an event or other public health threat, could adversely affect our customers and our business. Such events could significantly impact the demand for our products and services as well as the ability of our customers to repay loans, affect the stability of our deposit base, impair the value of the collateral securing loans, adversely impact our employee base, cause significant property damage, result in loss of revenue, and cause us to incur additional expenses. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the war in Ukraine, terrorism or other geopolitical events. The occurrence or threat of any such extraordinary event could result in a material negative effect on our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois as well as additional nearby corporate office locations at 9701 W. Higgins Road, Rosemont, Illinois and 9801 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago and at 731 N. Jackson Street in downtown Milwaukee. The Company’s community banking segment operates through 174 banking facilities, the majority of which are owned. The Company owns 221 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area, southern Wisconsin and northwest Indiana as well as one banking location in Naples, Florida. Excess space in certain properties is leased to third parties. Wintrust Mortgage, also of our banking segment, is headquartered in our corporate headquarters in Rosemont, Illinois and has 42 locations in 10 states, all of which are leased, as well as office locations at several of our banks.

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

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note (20) “Commitments and Contingencies”.

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

Total Return Performance
220
200
180
160
140
120
100
80
60
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/2021
12/31/2022
Period Ending
Wintrust Financial Corporation
NASDAQ - Total US
NASDAQ - Bank Index

	2017	2018	2019	2020	2021	2022
Wintrust Financial Corporation	100.00	81.44	88.09	77.73	117.45	110.94
NASDAQ — Total US	100.00	94.56	124.03	150.41	189.36	152.00
NASDAQ — Bank Index	100.00	83.60	114.68	100.00	137.32	113.60

Approximate Number of Equity Security Holders

As of February 9, 2023, there were approximately 1,678 shareholders of record of the Company’s common stock.

Dividends on Common Stock

The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve a semi-annual dividend until quarterly dividends were approved starting in 2014. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of the Company's Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), the terms of the Company’s Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E (the “Series E Preferred Stock”), the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term credit facilities. Under the terms of these separate revolving and term credit facilities, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facilities or exceed a certain threshold.

The following is a summary of the cash dividends paid in 2022 and 2021:

Record Date	Payable Date	Dividend per Share
November 10, 2022	November 25, 2022	$0.34
August 11, 2022	August 25, 2022	$0.34
May 12, 2022	May 26, 2022	$0.34
February 10, 2022	February 24, 2022	$0.34
November 11, 2021	November 26, 2021	$0.31
August 5, 2021	August 19, 2021	$0.31
May 6, 2021	May 20, 2021	$0.31
February 11, 2021	February 25, 2021	$0.31

On January 26, 2023, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.40 per share of outstanding common stock. The dividend was paid on February 23, 2023 to shareholders of record as of February 9, 2023.

The final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors. Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The Company’s and the banks’ ability to pay dividends is subject to banking laws, regulations and policies. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2022, 2021 and 2020, the banks and certain wealth management subsidiaries paid $52.0 million, $145.0 million and $253.0 million, respectively, in dividends to the Company.

Reference is also made to Note (19) “Regulatory Matters” to the Consolidated Financial Statements, and “Liquidity and Capital Resources” contained in Item 8 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Issuer Purchases of Equity Securities

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. On October 28, 2021, the Board of Directors of the Company authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock. This authorization is incremental to the remaining authorization of approximately $23 million under the previous program, which the Board approved in 2019. The repurchase authorization does not have an expiration date. No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the twelve months ended December 31, 2022.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2022. The detailed financial discussion focuses on 2022 results compared to 2021. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto within this Annual Report on Form 10-K.

For a discussion of 2021 results compared to 2020, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Wintrust Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 25, 2022.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			Percentage (%) or Basis Point (bp) Change		Percentage (%) or Basis Point (bp) Change
(Dollars in thousands, except per share data)	2022	2021	2020	2021 to 2022		2020 to 2021
Net income	$509,682	$466,151	$292,990	9%		59%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	779,144	578,533	604,001	35		(4)
Net income per common share — Diluted	8.02	7.58	4.68	6		62
Net revenue (2)	1,956,415	1,711,077	1,644,096	14		4
Net interest income	1,495,362	1,124,957	1,039,907	33		8
Net interest margin	3.15%	2.57%	2.72%	58	bp	(15)	bp
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.17	2.58	2.73	59		(15)
Net overhead ratio (3)	1.42	1.17	1.05	25		12
Non-interest income to average assets	0.91	1.25	1.46	(34)		(21)
Non-interest expense to average assets	2.33	2.42	2.51	(9)		(9)
Return on average assets	1.01	1.00	0.71	1		29
Return on average common equity	11.41	11.27	7.50	14		377
Return on average tangible common equity (non-GAAP) (1)	13.73	13.83	9.54	(10)		429
At end of period
Total assets	$52,949,649	$50,142,143	$45,080,768	6%		11%
Total loans, excluding loans held-for-sale	39,196,485	34,789,104	32,079,073	13		8
Total deposits	42,902,544	42,095,585	37,092,651	2		13
Total shareholders’ equity	4,796,838	4,498,688	4,115,995	7		9
Average loans to average deposits ratio	87.5%	84.7%	88.8%	280	bp	(410)	bp
Book value per common share (1)	$72.12	$71.62	$65.24	1%		10%
Tangible book value per common share (non-GAAP) (1)	61.00	59.64	53.23	2		12
Market price per common share	84.52	90.82	61.09	(7)		49
Allowance for loan and unfunded lending-related commitment losses to total loans	0.91%	0.86%	1.18%	5	bp	(32)	bp
Non-performing loans to total loans	0.26	0.21	0.40	5		(19)
(1)See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.
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

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Management considers pre-tax income, excluding provision for credit losses as a useful measurement of the Company’s core net income.

The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures for the last three years.

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2022	2021	2020
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$1,747,443	$1,275,484	$1,293,020
Taxable-equivalent adjustment:
-Loans	3,619	1,627	2,241
-Liquidity management assets	1,977	1,972	2,165
-Other earning assets	5	2	9
(B) Interest Income (non-GAAP)	$1,753,044	$1,279,085	$1,297,435
(C) Interest Expense (GAAP)	252,081	150,527	253,113
(D) Net Interest Income (GAAP) (A minus C)	1,495,362	1,124,957	1,039,907
(E) Net interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	1,500,963	1,128,558	1,044,322
Net interest margin (GAAP)	3.15%	2.57%	2.72%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.17	2.58	2.73

(F) Non-interest income	$461,053	$586,120	$604,189
(G) Losses on investment securities, net	(20,427)	(1,059)	(1,926)
(H) Non-interest expense	1,177,271	1,132,544	1,040,095
Efficiency ratio (H/(D+F-G))	59.55%	66.15%	63.19%
Efficiency ratio (non-GAAP) (H/(E+F-G))	59.38	66.01	63.02

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$4,796,838	$4,498,688	$4,115,995
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(675,710)	(683,456)	(681,747)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,708,628	$3,402,732	$3,021,748
(J) Total assets (GAAP)	$52,949,649	$50,142,143	$45,080,768
Less: Acquisition-related intangible assets (GAAP)	(675,710)	(683,456)	(681,747)
(K) Total tangible assets (non-GAAP)	$52,273,939	$49,458,687	$44,399,021
Common equity to assets ratio (GAAP) (L/J)	8.3%	8.1%	8.2%
Tangible common equity ratio (non-GAAP) (I/K)	7.1	6.9	6.8

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity (GAAP)	$4,796,838	$4,498,688	$4,115,995
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
(L) Total common equity	$4,384,338	$4,086,188	$3,703,495
(M) Actual common shares outstanding	60,794	57,054	56,770
Book value per common share (L/M)	$72.12	$71.62	$65.24
Tangible book value per common share (Non-GAAP) (I/M)	61.00	59.64	53.23

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$481,718	$438,187	$271,613
Add: Acquisition-related intangible asset amortization	6,116	7,734	11,018
Less: Tax effect of acquisition-related intangible asset amortization	(1,664)	(2,080)	(2,732)
After-tax acquisition-related intangible asset amortization	4,452	5,654	8,286
(O) Tangible net income applicable to common shares (non-GAAP)	$486,170	$443,841	$279,899
Total average shareholders’ equity	$4,634,224	$4,300,742	$3,926,688
Less: Average preferred stock	(412,500)	(412,500)	(306,455)
(P) Total average common shareholders’ equity	$4,221,724	$3,888,242	$3,620,233
Less: Average acquisition-related intangible assets	(679,735)	(678,739)	(686,064)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,541,989	$3,209,503	$2,934,169
Return on average common equity (N/P)	11.41%	11.27%	7.50%
Return on average tangible common equity (non-GAAP) (O/Q)	13.73	13.83	9.54

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income, Adjusted for Changes in Fair Value of MSRs, net of economic hedge and Early Buy-out Loans Guaranteed by U.S. Government Agencies:
Income before taxes	$700,555	$637,796	$389,781
Add: Provision for credit losses	78,589	(59,263)	214,220
Pre-tax income, excluding provision for credit losses (non-GAAP)	$779,144	$578,533	$604,001

OVERVIEW AND STRATEGY

2022 Highlights

The Company recorded net income of $509.7 million for the year of 2022 compared to $466.2 million and $293.0 million for the years of 2021 and 2020, respectively. The results for 2022 demonstrate increased net interest income primarily due to significant growth in earning assets and increasing net interest margin partially offset by an increase in provision for credit losses due to deterioration of forecasted macroeconomic conditions used in the measurement of the allowance for credit losses as well as reduced mortgage banking revenue primarily due to lower mortgage originations and lower production margins during the year.

The Company increased its loan portfolio from $34.8 billion at December 31, 2021 to $39.2 billion at December 31, 2022. This increase was primarily due to growth in several portfolios, including the commercial, industrial and other, commercial real estate, property and casualty premium finance receivables and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note (4) “Loans” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

The Company recorded net interest income of $1.5 billion in 2022 compared to $1.1 billion and $1.0 billion in 2021 and 2020, respectively. The higher level of net interest income recorded in 2022 compared to 2021 resulted primarily from a $3.6 billion increase in average earning assets, and a 58 basis point increase in the net interest margin in 2022 (see “Net Interest Margin” section later in this Item 7 for further detail).

Non-interest income totaled $461.1 million in 2022, decreasing $125.1 million, or 21%, compared to 2021. The decrease in non-interest income in 2022 compared to 2021 was primarily attributable to decreases in mortgage banking revenues due to origination volumes declining from historically elevated levels experienced in 2020 and 2021 as well as declines in margins earned on sales, and net losses on investment securities as a result of unrealized losses on equity investments (see “Non-Interest Income” section later in this Item 7 for further detail).

Non-interest expense totaled $1.2 billion in 2022, increasing $44.7 million, or 4%, compared to 2021. The increase compared to 2021 was primarily attributable to an $8.4 million increase in software and equipment expense and a $12.1 million increase in advertising and marketing expense. (see “Non-Interest Expense” section later in this Item 7 for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2022, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. The Company had overnight liquid funds and interest-bearing deposits with banks of $2.5 billion and $5.8 billion at December 31, 2022 and 2021, respectively.

Economic Environment

The economic environment in 2022 was characterized by growth in net interest margin due to the rising interest rate environment, the related challenges in mortgage banking as a result of such rising interest rate environment, deteriorating economic forecasts and, for banks, the associated impact on the allowance for credit losses as well as continued competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

While the Company’s business and day-to-day operations are no longer being materially impacted by the COVID-19 pandemic, despite the widespread distribution of vaccines and related boosters, the effects of the COVID-19 pandemic, including the continued emergence of various new strains of the virus, may impact the Company’s future results. Please refer to Part I, Item 1A, “Risk Factors” of this Form 10-K for additional information.

Net Interest Income

The Company has leveraged its operating strengths to grow its earning assets base while still benefiting from rising interest rates and the resulting impact in net interest margin in 2022. In 2022, the Company's net interest margin increased to 3.15% (3.17% on a fully tax-equivalent basis, non-GAAP) as compared to 2.57% (2.58% on a fully tax-equivalent basis, non-GAAP) in 2021, primarily due to higher yields on the Company’s earning assets and a shift in earning asset mix in 2022 with loans constituting a greater portion of earning assets than liquidity management assets. Significant growth in earning assets resulted in the Company’s net interest income increasing by $370.4 million in 2022 compared to 2021. In 2022, the Company maintained its asset sensitive interest rate position in anticipation of interest rates increases. Based on contractual cash flows, approximately 73% of our current loan balances are projected to reprice or mature in 2023.

The Company has continued its practice of writing call options against certain investment securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In 2022, the Company recognized $14.1 million in fees on covered call options compared to $3.7 million in 2021.

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

Non-Interest Income

The interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $155.2 million in 2022 and $273.0 million in 2021, representing 8% and 16% of total net revenue in 2022 and 2021, respectively. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage revenue is also impacted by changes in the fair value of mortgage servicing rights (“MSRs”). Mortgage originations for sale totaled $2.8 billion and $6.8 billion in 2022 and 2021, respectively. In 2022, approximately 71% of originations were mortgages associated with new home purchases, while 29% of originations were related to refinancing of mortgages. In 2021, approximately 45% of originations were mortgages associated with new home purchases, while 55% of originations were related to refinancing of mortgages.
Non-Interest Expense

Management believes expense management is important to enhance profitability amid increased competition. Cost control and an efficient infrastructure should position the Company appropriately as it continues its growth strategy. Management continues to be disciplined in its approach to growth and plans to leverage the Company's existing expense infrastructure to expand its presence in existing and complimentary markets. Potentially impacting the cost control strategies discussed above, the Company anticipates increased costs resulting from the regulatory environment in which we operate as well as wage inflation, higher FDIC insurance assessments and continued investment in technology.

Credit Quality

The Company continues to actively address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality.

In particular:

•The Company’s 2022 provision for credit losses totaled $78.6 million compared to a negative provision of $59.3 million in 2021 and a provision of $214.2 million in 2020. The provision in 2022 was primarily the result of deterioration in the forecasted macroeconomic forecast, specifically the Company’s macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index and Baa corporate credit spreads) as well as growth in the Company's loan portfolios. Net charge-offs decreased slightly to $20.3 million in 2022 (of which $10.1 million related to commercial and commercial real estate loans), compared to $21.5 million in 2021 (of which $20.2 million related to commercial and commercial real estate loans) and $40.3 million in 2020 (of which $27.3 million related to commercial and commercial real estate loans).

•The Company's allowance for loan and unfunded lending-related commitment losses increased to $357.4 million at December 31, 2022, reflecting an increase of $57.8 million, or 19%, when compared to 2021. At December 31, 2022, approximately $184 million, or 52%, of the allowance for loan and unfunded lending-related commitment losses was associated with commercial real estate loans and an additional $143 million, or 40%, was associated with commercial loans.

•The Company has significant exposure to commercial real estate. At December 31, 2022, $10.0 billion, or 25%, of our loan portfolio was commercial real estate, with approximately 75.3% located in our market area. The commercial real estate loan portfolio was comprised of $1.5 billion in construction and development loans, and $8.5 billion in non-construction loans. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks.

•Excluding early buy-out loans guaranteed by U.S. government agencies, total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest) were $100.7 million (of which $6.4 million, or 6%, was related to commercial real estate) at December 31, 2022, an increase of $26.3 million compared to December 31, 2021. Non-performing loans as a percentage of total loans were 0.26% at December 31, 2022 compared to 0.21% at December 31, 2021.

•The Company’s other real estate owned increased by $5.6 million to $9.9 million during 2022, from $4.3 million at December 31, 2021. The $9.9 million of other real estate owned as of December 31, 2022 was comprised of $8.3 million of commercial real estate property and $1.6 million of residential real estate property.

During 2022, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities.

Management continues to direct significant attention toward the prompt identification, management and resolution of problem loans. The Company has restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2022, approximately $41.1 million in loans had terms modified representing troubled debt restructurings (“TDRs”), with $36.6 million of these TDRs continuing in accruing status. See Note (5) “Allowance for Credit Losses”, to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K for additional discussion of TDRs.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed-rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $624,000 at December 31, 2022 and $675,000 at December 31, 2021.

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

Net interest income and margin. The primary source of our revenue is net interest income. Net interest income is the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on liabilities to fund those assets, including deposits and other borrowings. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest-earning assets and the mix of interest-bearing and non-interest-bearing deposits and borrowings.

Funding mix and related costs. The most significant source of funding in community banking is core deposits, which are comprised of non-interest-bearing deposits, non-brokered interest-bearing transaction accounts, savings deposits and domestic time deposits. Our branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Community banking profitability has been favorably impacted in recent years as the Company funded strong loan growth with a more desirable blend of funds.

Measurement of the allowance for credit losses. The Company adopted CECL as of January 1, 2020, which requires the estimate of expected credit losses over the entire life of financial assets measured at amortized cost. To measure lifetime expected credit losses, the Company adjusts credit loss estimates for reasonable and supportable forecasts of macroeconomic conditions. Such forecasts can significantly impact the profitability of our community banks as changing estimates of lifetime losses from period to period can result in significant fluctuations in provision for credit losses during those periods. In 2022, such fluctuations in provision for credit losses unfavorably impacted the profitability of our community banks, primarily as a result of deterioration in forecasted macroeconomic conditions.

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

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized a decrease of $117.8 million in mortgage banking revenue in 2022 compared to 2021 as origination volumes and margins on sales declined in 2022 compared to 2021. Mortgage originations for sale totaled $2.8 billion and $6.8 billion in 2022 and 2021, respectively, decreasing as rising interest rates reduced refinance incentives for borrowers. Partially offsetting the impact of lower originations and production margins was growth in servicing fee income and the value of the Company’s Mortgage Servicing Rights (“MSR”) asset as the portfolio of loans serviced for others has continued to grow.

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

In determining the timing of the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. See discussion of acquisition activity in the “Recent Transactions” section below.

In addition to the factors considered above, before we engage in expansion through de novo branches, we must first make a determination that the expansion fulfills our objective of enhancing shareholder value through potential future earnings growth and enhancement of the overall franchise value of the Company. Generally, we believe that, in normal market conditions, expansion through de novo growth is a better long-term investment than acquiring banks because the cost to bring a de novo location to profitability is generally substantially less than the premium paid for the acquisition of a healthy bank. Each opportunity to expand is unique from a cost and benefit perspective. Both FDIC-assisted and non-FDIC-assisted acquisitions offer a unique opportunity for the Company to expand into new and existing markets in a non-traditional manner. Potential acquisitions are reviewed in a similar manner as a de novo branch opportunities, however, FDIC-assisted and non-FDIC-assisted acquisitions have the ability to immediately enhance shareholder value. Factors including the valuation of our stock, other economic market conditions, the size and scope of the particular expansion opportunity and competitive landscape all influence the decision to expand via de novo growth or through acquisition.

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

Wealth Management

Through our wealth management segment, we offer a full range of wealth management services through four separate subsidiaries (CTC, Wintrust Investments, Great Lakes Advisors and CDEC): trust and investment services, tax-deferred like-kind exchange services, asset management solutions, securities brokerage services and 401(k) and retirement plan services.

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

The exact impact of the changing regulatory environment on our business and operations depends upon legislative or regulatory changes to reform the financial regulatory framework and the actions of our competitors, customers, and other market participants. Legislative and regulatory changes could have a significant impact on us by, for example, requiring us to change our business practices; requiring us to meet more stringent capital, liquidity and leverage ratio requirements; limiting our ability to pursue business opportunities; imposing additional costs and compliance obligations on us; limiting fees we can charge for services; impacting the value of our assets; or otherwise adversely affecting our businesses and our earnings’ capabilities. We have already experienced significant increases in compliance related costs in recent years, and we are now subject to more stringent risk-based capital and leverage ratio requirements than we were prior to the adoption of the U.S. Basel III Rules. We are also now subject to many mortgage-related rules promulgated by the CFPB that materially restructured the origination, services and securitization of residential mortgages in the United States. As discussed under Supervision and Regulation in Item 1, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. We will continue to monitor the impact that the implementation of applicable rules, regulations and policies arising out of any legislative or regulatory changes may have on our organization. For further discussion of the laws and regulations applicable to us and our subsidiary banks, please refer to “Business-Supervision and Regulation.”

Recent Transactions

Common Stock Offering

In June 2022, the Company sold through a public offering a total of 3,450,000 shares of its common stock. Net proceeds to the Company totaled approximately $285.7 million, net of estimated issuance costs.

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have material impact on the Company’s future financial condition and results of operations. At December 31, 2022, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Company’s Board of Directors and are discussed more fully below.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At December 31, 2022, the loan and held-to-maturity debt securities portfolios represent 81% of total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

Key macroeconomic variable data points that are significant inputs into our credit loss models for the commercial and commercial real estate portfolios are the Baa corporate credit spread as well as the Commercial Real Estate Pricing Index (“CREPI”) specifically related to the commercial real estate portfolio. Holding all other inputs constant, the table below shows the impact of changes in these key macroeconomic variable data points on the estimate of allowance for credit losses.

Impact to estimated allowance for credit losses from an increased or higher input value
Baa Credit Spread	Increases
CRE Price Index	Decreases

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at December 31, 2022:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 15%-20%
Commercial Real Estate:
Construction	Decreases estimate by 15%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 4%-5%	Increases estimate by 4%-5%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at December 31, 2022:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 30%-35%	Increases estimate by 130%-135%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 40%-45%

See Note (5) “Allowance for Credit Losses” to the Consolidated Financial Statements in Item 8 and the section titled “Loan Portfolio and Asset Quality” in Item 7 for a description of the methodology used to determine the allowance for credit losses.

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

Fair value is generally defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note (22) “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements in Item 8 for a further discussion of fair value measurements.

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

As of December 31, 2022, the Company had three reporting units: Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2022 annual goodwill impairment testing, which was performed qualitatively, the Company concluded that the fair value of each reporting unit more likely than not exceeded the carrying amounts of the respective reporting units.

Derivative Instruments

The Company utilizes derivative instruments to manage risks such as interest rate risk or market risk. The Company’s policy prohibits using derivatives for speculative purposes.

Accounting for derivatives differs significantly depending on whether a derivative is designated as an accounting hedge, which is a transaction intended to reduce a risk associated with a specific asset or liability or future expected cash flow at the time it is purchased. In order to qualify as an accounting hedge, a derivative must be designated as such at inception by management and meet certain criteria. Management must also continue to evaluate whether the instrument effectively reduces the risk associated with that item. To determine if a derivative instrument continues to be an effective hedge, the Company must make assumptions and judgments about the continued effectiveness of the hedging strategies and the nature and timing of forecasted transactions. If the Company’s hedging strategy were to become ineffective, hedge accounting would no longer apply and the reported results of operations or financial condition could be materially affected. See Note (21) “Derivative Financial Instruments” to the Consolidated Financial Statements in Item 8 for a further discussion of derivative accounting.

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

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, if business events or circumstances warrant. Additionally, any enactment of new tax rates requires the Company to re-measure its existing deferred tax assets and liabilities to reflect the new tax rate, with such adjustments recognized in current year earnings. See Note (17) “Income Taxes” to the Consolidated Financial Statements in Item 8 for a further discussion of income taxes.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 174 offices at the end of 2022. FIRST Insurance Funding and Wintrust Life Finance have matured into separate divisions that generated, on a national basis, $13.8 billion in total premium finance receivables in 2022 within the United States. FIFC Canada, acquired in 2012, originated $1.6 billion in Canadian property and casualty premium finance receivables in 2022. The Company’s leasing business increased its portfolio of assets, including direct financing leases, loans and equipment on operating leases, to $3.0 billion as of December 31, 2022. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.

Earnings Summary

Net income for the year ended December 31, 2022, totaled $509.7 million, or $8.02 per diluted common share, compared to $466.2 million, or $7.58 per diluted common share, in 2021, and $293.0 million, or $4.68 per diluted common share, in 2020. During 2022, net income increased by $43.5 million and earnings per diluted common share increased by $0.44. Net interest income increased in 2022 compared to 2021 primarily as a result of growth in average earning assets in 2022, as well as an increase in the net interest margin. Partially offsetting the increase to net income from higher net interest income was a higher provision for credit losses. The Company’s provision for credit losses increased significantly in 2022 primarily due to deterioration of forecasted macroeconomic conditions used in the measurement of the allowance for credit losses. Mortgage banking revenue decreased in 2022 as compared 2021 primarily as a result of a decrease in loans originated for sale and lower production margins, partially offset by more favorable fair value adjustments of MSRs. The Company’s mortgages originated for sale decreased in 2022 compared to 2021, primarily as a result of lower refinance production in 2022 as long-term interest rates rose compared to 2021.

Other items impacting net income in 2022 compared to 2021 include increased software and equipment expenses and higher advertising and marketing costs as well as losses on investment securities in 2022.

Net Interest Income

The primary source of the Company’s revenue is net interest income. Net interest income is the difference between interest income and fees on earning assets, such as loans and securities, and interest expense on the liabilities to fund those assets, including interest-bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates, and the amount and composition of earning assets and interest-bearing liabilities.

Net interest income in 2022 totaled $1.50 billion, up from $1.12 billion in 2021 and up from $1.04 billion in 2020, representing an increase of $370.4 million, or 33%, in 2022 and an increase of $85.1 million, or 8%, in 2021. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2022 and 2021.

Average earning assets increased $3.6 billion, or 8%, in 2022 and $5.5 billion, or 14%, in 2021. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the majority of other earning assets. Average loans increased $3.6 billion, or 11%, in 2022 and $2.9 billion, or 10%, in 2021. Total average loans as a percentage of total average earning assets were 77%, 75% and 79% in 2022, 2021 and 2020, respectively. The average yield on loans was 4.12% in 2022, 3.43% in 2021 and 3.84% in 2020, reflecting an increase of 69 basis points in 2022 and a decrease of 41 basis points in 2021. The higher loan yields in 2022 compared to 2021 is primarily a result of the increase in the interest rate environment in 2022 compared to 2021. The average yield on liquidity management assets was 2.15% in 2022, 1.14% in 2021 and 1.60% in 2020, reflecting an increase of 101 basis points in 2022 and a decrease of 46 basis points in 2021. The higher yield in 2022 compared to 2021 is also primarily a result of the increase in the interest rate environment in 2022 compared to 2021. The average rate paid on interest-bearing deposits, the largest component of the Company’s interest-bearing liabilities, was 0.62% in 2022, 0.33% in 2021 and 0.77% in 2020, representing an increase of 29 basis points in 2022 and a decrease of 44 basis points in 2021. The higher level of interest-bearing deposits rates in 2022 compared to 2021 is also primarily a result of the increase in the interest rate environment in 2022 compared to 2021. As a result of the above, net interest margin increased to 3.15% (3.17% on a fully taxable-equivalent basis, non-GAAP) in 2022 compared to 2.57% (2.58% on a fully taxable-equivalent basis, non-GAAP) in 2021.

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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2022, 2021 and 2020. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a fully taxable-equivalent basis (non-GAAP). This table should be referred to in conjunction with discussion of the financial condition and results of operations of the Company.

	Average Balance for the years ended December 31,			Interest for the years ended December 31,			Yield/Rate for the years ended December 31,
(Dollars in thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Assets
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$3,323,196	$4,840,048	$3,117,075	$48,350	$6,779	$8,655	1.45%	0.14%	0.28%
Investment securities(2)	6,735,732	4,779,313	4,101,136	162,577	97,258	101,799	2.41	2.03	2.48
FHLB and FRB stock	150,223	135,873	130,360	8,622	7,067	6,891	5.74	5.20	5.29
Total liquidity management assets (3) (8)	$10,209,151	$9,755,234	$7,348,571	$219,549	$111,104	$117,345	2.15%	1.14%	1.60%
Other earning assets (3) (4) (8)	22,391	25,096	17,863	955	657	523	4.27	2.62	2.94
Mortgage loans held-for-sale	496,088	959,457	707,147	21,195	32,169	20,077	4.27	3.35	2.84
Loans, net of unearned income (3) (5) (8)	36,684,528	33,051,043	30,181,204	1,511,345	1,135,155	1,159,490	4.12	3.43	3.84
Total earning assets (8)	$47,412,158	$43,790,830	$38,254,785	$1,753,044	$1,279,085	$1,297,435	3.70%	2.92%	3.39%
Allowance for loan and investment security losses	(256,690)	(284,163)	(264,516)
Cash and due from banks	473,025	432,836	341,116
Other assets	2,795,826	2,884,548	3,039,954
Total assets	$50,424,319	$46,824,051	$41,371,339
Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
NOW and interest-bearing demand deposits	$5,355,077	$4,029,662	$3,662,772	$27,566	$7,739	$12,243	0.51%	0.19%	0.33%
Wealth management deposits	2,827,497	2,361,412	2,001,716	29,750	4,534	5,883	1.05	0.19	0.29
Money market accounts	12,254,159	11,801,788	10,391,529	80,591	32,031	65,281	0.66	0.27	0.63
Savings accounts	4,014,166	3,734,162	3,354,662	11,234	1,583	12,507	0.28	0.04	0.37
Time deposits	3,812,148	4,447,871	5,142,938	26,061	42,232	93,264	0.68	0.95	1.81
Total interest-bearing deposits	$28,263,047	$26,374,895	$24,553,617	$175,202	$88,119	$189,178	0.62%	0.33%	0.77%
FHLB advances	1,484,663	1,236,478	1,156,106	30,329	19,581	18,193	2.04	1.58	1.57
Other borrowings	485,820	514,657	496,693	14,294	9,928	12,773	2.94	1.93	2.57
Subordinated notes	437,139	436,697	436,275	22,004	21,983	21,961	5.03	5.03	5.03
Junior subordinated notes	253,566	253,566	253,566	10,252	10,916	11,008	4.10	4.25	4.27
Total interest-bearing liabilities	$30,924,235	$28,816,293	$26,896,257	$252,081	$150,527	$253,113	0.81%	0.52%	0.94%
Non-interest-bearing deposits	13,667,879	12,638,518	9,432,090
Other liabilities	1,197,981	1,068,498	1,116,304
Equity	4,634,224	4,300,742	3,926,688
Total liabilities and shareholders’ equity	$50,424,319	$46,824,051	$41,371,339
Interest rate spread (6) (8)							2.89%	2.40%	2.45%
Less: fully taxable-equivalent adjustment				$(5,601)	$(3,601)	$(4,415)	(0.02)	(0.01)	(0.01)
Net free funds/contribution (7)	$16,487,923	$14,974,537	$11,358,528				0.28	0.18	0.28
Net interest income/margin (GAAP) (8)				$1,495,362	$1,124,957	$1,039,907	3.15%	2.57%	2.72%
Fully taxable-equivalent adjustment				5,601	3,601	4,415	0.02	0.01	0.01
Net interest income/margin fully taxable-equivalent (non-GAAP) (8)				$1,500,963	$1,128,558	$1,044,322	3.17%	2.58%	2.73%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the years ended December 31, 2022, 2021 and 2020 were $5.6 million, $3.6 million and $4.4 million, respectively.
(4)Other earning assets include brokerage customer receivables and trading account securities.
(5)Loans, net of unearned income, include non-accrual loans.
(6)Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(7)Net free funds is the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.
(8)See “Non-GAAP Financial Measures/Ratios” for additional information on this performance ratio.

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense, on a fully taxable-equivalent basis (non-GAAP), by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2022 Compared to 2021			2021 Compared to 2020
(In thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income, FTE basis (non-GAAP) (1)
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (2)	$42,784	$(1,213)	$41,571	$(5,490)	$3,614	$(1,876)
Investment securities	20,461	44,858	65,319	(19,787)	15,246	(4,541)
FHLB and FRB stock	771	784	1,555	(111)	287	176
Total liquidity management assets	$64,016	$44,429	$108,445	$(25,388)	$19,147	$(6,241)
Other earning assets	376	(78)	298	(60)	194	134
Mortgage loans held-for-sale	7,282	(18,256)	(10,974)	4,067	8,025	12,092
Loans, net of unearned income	242,242	133,948	376,190	(128,113)	103,778	(24,335)
Total interest income	$313,916	$160,043	$473,959	$(149,494)	$131,144	$(18,350)

Interest Expense
Deposits — interest-bearing:
NOW and interest-bearing demand deposits	$12,267	$7,560	$19,827	$(4,935)	$431	$(4,504)
Wealth management deposits	22,390	2,826	25,216	(2,065)	716	(1,349)
Money market accounts	47,741	819	48,560	(40,578)	7,328	(33,250)
Savings accounts	9,525	126	9,651	(12,158)	1,234	(10,924)
Time deposits	(11,612)	(4,559)	(16,171)	(39,528)	(11,504)	(51,032)
Total interest expense — deposits	$80,311	$6,772	$87,083	$(99,264)	$(1,795)	$(101,059)
FHLB advances	6,356	4,392	10,748	120	1,268	1,388
Other borrowings	4,949	(583)	4,366	(3,258)	413	(2,845)
Subordinated notes	—	21	21	—	22	22
Junior subordinated notes	(664)	—	(664)	(62)	(30)	(92)
Total interest expense	$90,952	$10,602	$101,554	$(102,464)	$(122)	$(102,586)
Less: fully taxable-equivalent adjustment	(2,000)	—	(2,000)	400	414	814
Net interest income (GAAP) (1)	$220,964	$149,441	$370,405	$(46,630)	$131,680	$85,050
Fully taxable-equivalent adjustment	2,000	—	2,000	(400)	(414)	(814)
Net interest income, FTE basis (non-GAAP) (1)	$222,964	$149,441	$372,405	$(47,030)	$131,266	$84,236
(1)See “Non-GAAP Financial Measures/Ratios” for additional information on this performance ratio.
(2)Includes interest-bearing deposits from banks and securities purchased under resale agreements with original maturities of greater than three months. Cash equivalents include federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each. The change in interest due to an additional day resulting from the 2020 leap year has been allocated entirely to the change due to volume in 2021.

Non-Interest Income

The following table presents non-interest income by category for 2022, 2021 and 2020:

	Years ended December 31,			2022 compared to 2021		2021 compared to 2020
(Dollars in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Brokerage	$17,668	$20,710	$18,731	$(3,042)	(15)%	$1,979	11%
Trust and asset management	108,946	103,309	81,605	5,637	5	21,704	27
Total wealth management(1)	$126,614	$124,019	$100,336	$2,595	2%	$23,683	24%
Mortgage banking	155,173	273,010	346,013	(117,837)	(43)	(73,003)	(21)
Service charges on deposit accounts	58,574	54,168	45,023	4,406	8	9,145	20
Losses on investment securities, net	(20,427)	(1,059)	(1,926)	(19,368)	NM	867	(45)
Fees from covered call options	14,133	3,673	2,292	10,460	NM	1,381	60
Trading gains (losses), net	3,752	245	(1,004)	3,507	NM	1,249	NM
Operating lease income, net	55,510	53,691	47,604	1,819	3	6,087	13
Other:
Interest rate swap fees	12,185	13,702	20,718	(1,517)	(11)	(7,016)	(34)
BOLI	806	5,812	4,730	(5,006)	(86)	1,082	23
Administrative services	6,713	5,689	4,385	1,024	18	1,304	30
Foreign currency remeasurement gains (losses)	292	(495)	(621)	787	NM	126	20
Early pay-offs of capital leases	694	601	632	93	15	(31)	(5)
Miscellaneous	47,034	53,064	36,007	(6,030)	(11)	17,057	47
Total Other	$67,724	$78,373	$65,851	$(10,649)	(14)%	$12,522	19%
Total Non-Interest Income	$461,053	$586,120	$604,189	$(125,067)	(21)%	$(18,069)	(3)%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful

Notable contributions to the change in non-interest income are as follows:

Trust and asset management fees increased from 2021 to 2022 primarily as a result of increased activity in the tax-deferred like-kind exchange services provided. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as volume of tax-deferred like-kind exchange services provided during a period.

Mortgage banking revenue decreased in 2022 as compared 2021 primarily as a result of a decrease in loans originated for sale and lower production margins, partially offset by more favorable fair value adjustments of MSRs. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated for sale totaled $2.8 billion for the year ended 2022 compared to $6.8 billion for the same period of 2021. The decrease in originations was primarily due to rising interest rates reducing refinance incentives for borrowers. The percentage of origination volume from refinancing activities was 29% in 2022 as compared to 55% in 2021.

The Company records MSRs at fair value on a recurring basis. During 2022, the fair value of the MSRs portfolio increased as retained servicing rights led to capitalization of $46.2 million as well as a fair value adjustment of $60.1 million, partially offset by a reduction in value of $23.5 million due to payoffs and paydowns of the existing portfolio. See Note (6) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 8 for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge during 2022 was a $2.2 million negative valuation adjustment.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Originations:
Retail originations	$1,978,609	$5,104,277	$5,709,868
Veterans First originations	820,391	1,699,500	2,294,862
Total originations for sale (A)	$2,799,000	$6,803,777	$8,004,730
Originations for investment	944,389	931,169	396,499
Total originations	$3,743,389	$7,734,946	$8,401,229

Retail originations as percentage of originations for sale	71%	75%	71%
Veterans First originations as percentage of originations for sale	29	25	29

Purchases as a percentage of originations for sale	71%	45%	35%
Refinances as a percentage of originations for sale	29	55	65

Production Margin:
Production revenue (B) (1)	$44,153	$176,242	$307,794
Total originations for sale (A)	2,799,000	6,803,777	8,004,730
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	113,303	353,509	1,072,717
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	353,509	1,072,717	372,357
Total mortgage production volume (C)	$2,558,794	$6,084,569	$8,705,090
Production margin (B / C)	1.73%	2.90%	3.54%

Mortgage servicing:
Loans serviced for others (D)	$14,052,596	$13,126,254	$10,833,135
Mortgage servicing rights, at fair value (E)	230,225	147,571	92,081
Percentage of mortgage servicing rights to loans serviced for others (E/D)	1.64%	1.12%	0.85%
Servicing income	44,080	40,686	31,886

Components of Mortgage Servicing Rights (MSR):
MSR - current period capitalization	$46,221	$72,754	$71,077
MSR - collection of expected cash flows - paydowns	(6,213)	(3,856)	(2,244)
MSR - collection of expected cash flows - payoffs	(17,242)	(30,932)	(30,335)
MSR - changes in fair value model assumptions	60,064	18,273	(30,764)
Changes in fair value of derivative contract held as an economic hedge, net	(2,165)	—	4,749
MSR valuation adjustment, net of changes in fair value of derivative contract held as an economic hedge	$57,899	$18,273	$(26,015)

Summary of Mortgage Banking Revenue:
Production revenue (1)	$44,153	$176,242	$307,794
Servicing income	44,080	40,686	31,886
MSR activity	80,665	56,239	12,483
Changes in fair value on early buy-out loans guaranteed by U.S. government agencies and other revenue	(13,725)	(157)	(6,150)
Total mortgage banking revenue	$155,173	$273,010	$346,013
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

Service charges on deposit accounts increased in 2022 compared to 2021 primarily as a result of higher fees associated with commercial account activity.

Net losses on investment securities in 2022 were primarily the result of unrealized losses on equity investments. The Company did not recognize any credit-related write-downs or other-than-temporary impairment charges within its available-for-sale or held-to-maturity investment securities portfolio in 2022 or 2021, respectively.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at December 31, 2022 and 2021.

Trading gains and losses in 2022 were primarily the result of fair value adjustments related to interest rate derivatives not designated as hedges.

Bank owned life insurance (“BOLI”) decreased in 2022 compared to 2021 primarily as a result of death benefits received in 2021. This income typically represents adjustments to the cash surrender value of BOLI policies and proceeds received from death benefits. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $157.3 million at December 31, 2022 and $157.7 million at December 31, 2021, and is included in other assets.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, service charges and other fees. The decrease in miscellaneous other income for 2022 compared to 2021 was primarily the result of $2.5 million of losses recorded in 2022 relating to the sale of a property no longer considered for future expansion and losses on the anticipated sale of a former data processing facility as well as a decrease in partnership income of $2.0 million partially offset by the $4.0 million net gain on the sale of three branches recorded in 2021.

Non-Interest Expense

The following table presents non-interest expense by category for 2022, 2021 and 2020:

	Years ended December 31,			2022 compared to 2021		2021 compared to 2020
(Dollars in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$382,181	$361,915	$351,775	$20,266	6%	$10,140	3%
Commissions and incentive compensation	197,873	222,067	178,584	(24,194)	(11)	43,483	24
Benefits	116,053	107,687	95,717	8,366	8	11,970	13
Total salaries and employee benefits	$696,107	$691,669	$626,076	$4,438	1%	$65,593	10%
Software and equipment	95,885	87,515	68,496	8,370	10	19,019	28
Operating lease equipment	38,008	40,880	37,915	(2,872)	(7)	2,965	8
Occupancy, net	70,965	74,184	69,957	(3,219)	(4)	4,227	6
Data processing	31,209	27,279	30,196	3,930	14	(2,917)	(10)
Advertising and marketing	59,418	47,275	36,296	12,143	26	10,979	30
Professional fees	33,088	29,494	27,426	3,594	12	2,068	8
Amortization of other acquisition-related intangible assets	6,116	7,734	11,018	(1,618)	(21)	(3,284)	(30)
FDIC insurance	28,639	27,030	25,004	1,609	6	2,026	8
OREO expenses, net	(140)	(1,654)	(921)	1,514	(92)	(733)	80
Other:
Lending expenses, net of deferred origination costs	20,575	22,794	16,068	(2,219)	(10)	6,726	42
Travel and entertainment	16,506	10,048	7,376	6,458	64	2,672	36
Miscellaneous	80,895	68,296	85,188	12,599	18	(16,892)	(20)
Total other	$117,976	$101,138	$108,632	$16,838	17%	$(7,494)	(7)%
Total Non-Interest Expense	$1,177,271	$1,132,544	$1,040,095	$44,727	4%	$92,449	9%

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits is the largest component of non-interest expense, accounting for 59% of the total in 2022 compared to 61% in 2021. Salaries and employee benefits increased in 2022 compared to 2021 primarily as a result of increased salaries and benefits expense, partially offset by decreased commissions and incentive compensation expense primarily due to lower commission expense due to declining mortgage production.

Software and equipment expense increased in 2022 compared to 2021 primarily as a result of increased software licensing expenses as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Advertising and marketing costs are incurred to promote the Company’s brand, commercial banking capabilities, the Company’s MaxSafe® suite of products, community-based products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company’s non-bank businesses. The increase in 2022 compared to 2021 was primarily as a result of higher digital advertising costs as well as increased sponsorship activity. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas.

Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. Miscellaneous non-interest expense increased in 2022 as compared to 2021 primarily as a result of various other operational costs including an increase in third-party check and ACH fraud of $3.5 million, an increase in postage of $2.5 million and an increase of $1.5 million in non-income tax expense.

Income Taxes

The Company recorded income tax expense of $190.9 million in 2022 compared to $171.6 million in 2021 and $96.8 million 2020. The effective tax rates were 27.2% in 2022, 26.9% in 2021 and 24.8% in 2020. The effective tax rate in 2020 benefited from $9.1 million in state income tax settlements related to uncertain tax positions. Net of the federal tax impact, the reduction to income tax expense was $7.2 million. The effective tax rate in 2022 is slightly higher due to the Company’s income tax expense being impacted by a reduction in federal tax credits claimed versus the comparable periods. Income tax expense was also impacted by the tax effects related to the issuance of shares in share-based compensation plans. These tax effects fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share based awards. The Company recorded a tax benefit related to share-based compensation of $2.9 million in 2022, a tax benefit of $2.4 million 2021, and tax expense of $618,000 in 2020, the majority of which were recognized in the first quarter in each year. Please refer to Note (17) “Income Taxes” to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.

Operating Segment Results

As described in Note (24) “Segment Information” to the Consolidated Financial Statements in Item 8, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment’s risk-weighted assets.

The community banking segment’s net interest income for the year ended December 31, 2022 totaled $1.2 billion as compared to $868.5 million for the same period in 2021, an increase of $311.7 million, or 36%. The increase in 2022 compared to 2021 was primarily attributable to increased interest and fees on loans due to loan growth and increased interest rates, partially offset by increased interest expense on deposits. The community banking segment recorded a provision for credit losses of $74.2 million in 2022 compared to the negative provision for credit losses of $60.3 million in 2021. The provision for credit losses increased in 2022 compared to 2021 primarily due to deterioration in the macroeconomic forecast and loan growth compared to 2021. Non-interest income for the community banking segment decreased $124.1 million, or 29% in 2022 when compared to 2021. The decrease in 2022 compared to 2021 was primarily the result of reduced mortgage banking revenue due to lower originations for sale and lower gain on sale margin, partially offset by the increase in the fair value of MSRs related to changes in fair value model assumptions. The community banking segment’s net income for the year ended December 31, 2022 totaled $349.3 million, an increase of $30.3 million, compared to net income of $319.1 million in 2021. The increase was primarily attributable to higher net interest income in 2022 partially offset by increased provision for credit losses and reduced mortgage banking revenue, as discussed above.

The specialty finance segment’s net interest income totaled $246.7 million for the year ended December 31, 2022, compared to $198.0 million in the same period of 2021, an increase of $48.7 million, or 25%. The increase in 2022 compared to 2021 was primarily attributable to loan growth and increased interest rates on the premium finance receivables portfolios. The specialty finance segment’s provision for credit losses totaled $4.4 million in 2022 compared to $1.0 million in 2021 primarily due to deterioration in the macroeconomic forecast and loan growth compared to 2021. The specialty finance segment’s non-interest income increased slightly to $97.7 million for the year ended December 31, 2022 compared to $95.8 million in 2021. For 2022, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 42%, 30%, 24% and 4%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $120.9 million and $109.2 million for the years ended December 31, 2022 and 2021, respectively.

The wealth management segment reported net interest income of $38.3 million for 2022 and $31.9 million for 2021. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.8 billion and $2.4 billion in 2022 and 2021, respectively. This segment recorded non-interest income of $124.6 million for 2022 as compared to $129.0 million for 2021. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $39.4 million for 2022 compared to $37.9 million for 2021.

Analysis of Financial Condition

Total assets were $52.9 billion at December 31, 2022, representing an increase of $2.8 billion, or 6%, when compared to December 31, 2021. Total funding, which includes deposits, all notes and advances, including secured borrowings and junior subordinated debentures, was $46.5 billion at December 31, 2022 and $44.5 billion at December 31, 2021. See Notes (3), (4), and (10) through (14) to the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$496,088	1%	$959,457	2%	$707,147	2%
Loans:
Commercial	11,897,776	25	11,746,381	27	10,954,203	29
Commercial real estate	9,432,526	20	8,696,887	20	8,279,217	22
Home equity	327,506	1	371,425	1	466,801	1
Residential real estate	1,968,333	4	1,455,883	3	1,192,788	3
Premium finance receivables	12,993,677	27	10,734,726	24	9,214,797	24
Other loans	64,710	0	45,741	0	73,398	0
Total loans, net of unearned income (1)	$36,684,528	77%	$33,051,043	75%	$30,181,204	79%
Liquidity management assets (2)	10,209,151	22	9,755,234	23	7,348,571	19
Other earning assets (3)	22,391	0	25,096	0	17,863	0
Total average earning assets	$47,412,158	100%	$43,790,830	100%	$38,254,785	100%
Total average assets	$50,424,319		$46,824,051		$41,371,339
Total average earning assets to total average assets		94%		94%		92%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets increased $3.6 billion, or 8%, in 2022. Average earning assets comprised 94% of average total assets in 2022 and 2021.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $496.1 million in 2022, compared to $959.5 million in 2021. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The decrease in average balance from 2021 to 2022 was primarily due to lower mortgage origination production balances, as well as the transfer to held-for-investment classification for certain loans previously repurchased by the Company under the early buyout option available for loans sold to Government National Mortgage Association (“GNMA”) with servicing retained. See “Loan Portfolio and Asset Quality” section later in this Item 7 for additional discussion of these early buyout options.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $36.7 billion and increased $3.6 billion, or 11%, in 2022. Average commercial loans, including PPP loans, totaled $11.9 billion in 2022, and increased $151.4 million, or 1%, over the average balance in 2021. Average commercial PPP loans totaled $158.5 million in 2022 and decreased $1.9 billion, or 92%, compared to the average balance in 2021 due to forgiveness payments received on such loans administered by the SBA in 2022. Excluding the impact of PPP loans, growth realized in this category for 2022 as compared to 2021 was primarily attributable to increased business development efforts. Average commercial real estate loans totaled $9.4 billion in 2022, increasing $735.6 million, or 8%, since 2021. Combined, these categories comprised 58% and 62% of the average loan portfolio in 2022 and 2021, respectively. The growth realized in these categories for 2022 is primarily attributable to increased business development efforts during the period.

Home equity loans averaged $327.5 million in 2022, and decreased $43.9 million, or 12%, when compared to the average balance in 2021. Unused commitments on home equity lines of credit totaled $796.9 million at December 31, 2022 and $749.4 million at December 31, 2021. The decrease in the home equity loan portfolio was primarily the result of borrowers preferring to finance through longer term, low rate mortgage loans prior to rising interest rates in 2022. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $2.0 billion in 2022, and increased $512.5 million, or 35%, from the average balance in 2021. The increase in average balance was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

Average premium finance receivables totaled $13.0 billion in 2022, and accounted for 35% of the Company’s average total loans. In 2022, average premium finance receivables increased $2.3 billion, or 21%, compared to 2021. The increase during 2022 was the result of effective marketing and customer servicing as well as continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables. Approximately $15.4 billion of premium finance receivables were originated in 2022 compared to approximately $12.8 billion in 2021.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short-term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 22% and 23% of total average earning assets in 2022 and 2021, respectively. Average liquidity management assets increased $453.9 million in 2022 compared to 2021. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2022, and 2021:

(In thousands)	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$14,943	$14,948	$—	$—
U.S. government agencies	80,000	74,222	50,158	52,507
Municipal	173,861	168,655	161,618	165,594
Corporate notes:
Financial issuers	93,994	84,703	96,878	94,697
Other	1,000	1,002	1,000	1,007
Mortgage-backed: (1)
Mortgage-backed securities	3,308,494	2,819,937	1,901,005	1,907,981
Collateralized mortgage obligations	97,342	79,550	105,710	106,007
Total available-for-sale securities	$3,769,634	$3,243,017	$2,316,369	$2,327,793
Held-to-maturity securities
U.S. government agencies	$339,614	$264,321	$180,192	$177,079
Municipal	179,027	175,438	187,486	196,807
Mortgage-backed: (1)
Mortgage-backed securities	2,900,031	2,316,349	2,530,730	2,483,972
Collateralized mortgage obligations	164,151	140,829	—	—
Corporate notes	58,232	52,884	43,955	42,836
Total held-to-maturity securities	$3,641,055	$2,949,821	$2,942,363	$2,900,694
Less: Allowance for credit losses	(488)		(78)
Held-to-maturity securities, net of allowance for credit losses	$3,640,567		$2,942,285
Equity securities with readily determinable fair value	$115,552	$110,365	$86,989	$90,511
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Tables presenting the carrying amounts and gross unrealized gains and losses for securities at December 31, 2022 and 2021 are included by reference to Note (3) “Investment Securities” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K. The following table presents the carrying value of the investment securities portfolios as of December 31, 2022, by maturity distribution. Carrying value represents the fair value of investment securities classified as available-for-sale, the amortized cost of those classified as held-to-maturity and the fair value of equity securities with readily determinable fair values.

(In thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$14,948	$—	$—	$—	$—	$—	$14,948
U.S. government agencies	30,036	—	—	44,186	—	—	74,222
Municipal	63,417	59,838	32,108	13,292	—	—	168,655
Corporate notes:
Financial issuers	9,872	1,863	72,968	—	—	—	84,703
Other	1,002	—	—	—	—	—	1,002
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2,819,937	—	2,819,937
Collateralized mortgage obligations	—	—	—	—	79,550	—	79,550
Total available-for-sale securities	$119,275	$61,701	$105,076	$57,478	$2,899,487	$—	$3,243,017
Held-to-maturity securities
U.S. government agencies	$—	$1,794	$1,018	$336,802	$—	$—	$339,614
Municipal	1,340	49,642	99,337	28,708	—	—	179,027
Corporate notes:
Financial issuers	—	43,269	14,963	—	—	—	58,232
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2,900,031	—	2,900,031
Collateralized mortgage obligations	—	—	—	—	164,151	—	164,151
Total held-to-maturity securities	$1,340	$94,705	$115,318	$365,510	$3,064,182	$—	$3,641,055
Less: Allowance for credit losses							(488)
Held-to-maturity securities, net of allowance for credit losses							$3,640,567
Equity securities with readily determinable fair value	$—	$—	$—	$—	$—	$110,365	$110,365
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2022:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	4.40%	—%	—%	—%	—%	—%	4.40%
U.S. government agencies	5.10	—	—	3.81	—	—	4.33
Municipal	3.32	2.75	3.35	3.95	—	—	3.17
Corporate notes:
Financial issuers	3.12	5.28	4.03	—	—	—	3.95
Other	5.89	—	—	—	—	—	5.89
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2.75	—	2.75
Collateralized mortgage obligations	—	—	—	—	2.00	—	2.00
Total available-for-sale securities	3.91%	2.82%	3.82%	3.84%	2.73%	—%	2.83%
Held-to-maturity securities
U.S. government agencies	—%	2.56%	2.62%	3.12%	—%	—%	3.11%
Municipal	3.80	3.92	4.19	4.29	—	—	4.13
Corporate notes:
Financial issuers	—	0.90	6.37	—	—	—	2.30
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2.19	—	2.19
Collateralized mortgage obligations	—	—	—	—	2.67	—	2.67
Total held-to-maturity securities	3.80%	2.51%	4.46%	3.21%	2.22%	—%	2.40%
Equity securities with readily determinable fair value	—%	—%	—%	—%	—%	0.50%	0.50%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Loan Portfolio and Asset Quality

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of December 31 for the current and previous fiscal years:

	2022		2021
		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total
Commercial	$12,549,164	32%	$11,904,068	34%
Commercial real estate	9,950,947	25	8,990,286	26
Home equity	332,698	1	335,155	1
Residential real estate	2,372,383	6	1,637,099	5
Premium finance receivables—property & casualty	5,849,459	15	4,855,487	14
Premium finance receivables—life insurance	8,090,998	21	7,042,810	20
Consumer and other	50,836	0	24,199	0
Total loans, net of unearned income	$39,196,485	100%	$34,789,104	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios as of December 31, 2022 and 2021:

	As of December 31, 2022			As of December 31, 2021
(Dollars in thousands)	Balance	% of Total Balance	Allowance For Credit Losses Allocation	Balance	% of Total Balance	Allowance For Credit Losses Allocation
Commercial:
Commercial, industrial and other, excluding PPP	$12,520,241	55.6%	$142,769	$11,345,785	54.3%	$119,305
Commercial PPP	28,923	0.1	0	558,283	2.7	2
Total commercial	$12,549,164	55.7%	$142,769	$11,904,068	57.0%	$119,307
Commercial Real Estate:
Construction and development	$1,486,930	6.6%	$75,907	$1,356,204	6.5%	$35,206
Non-construction	8,464,017	37.7	108,445	7,634,082	36.5	109,377
Total commercial real estate	$9,950,947	44.3%	$184,352	$8,990,286	43.0%	$144,583
Total commercial and commercial real estate	$22,500,111	100.0%	$327,121	$20,894,354	100.0%	$263,890
Commercial real estate—collateral location by state:
Illinois	$6,628,968	66.6%		$6,324,037	70.3%
Wisconsin	864,479	8.7		775,647	8.6
Total primary markets	$7,493,447	75.3%		$7,099,684	78.9%
Indiana	337,713	3.4		334,090	3.7
Florida	280,397	2.8		162,516	1.8
Colorado	207,234	2.1		90,632	1.0
Texas	161,797	1.6		155,982	1.7
California	140,853	1.4		118,236	1.3
Michigan	135,861	1.4		84,924	0.9
Other	1,193,645	12.0		944,222	10.7
Total	$9,950,947	100.0%		$8,990,286	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the portfolio and deteriorating macroeconomic conditions and expectations between the two reporting dates primarily related to the Baa credit spread, our allowance for credit losses in our commercial loan portfolio increased to $142.8 million as of December 31, 2022 compared to $119.3 million as of December 31, 2021.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 75.3% of our commercial real estate loan portfolio is located in this region as of December 31, 2022. We have been able to effectively manage our total non-performing commercial real estate loans. As of December 31, 2022, our allowance for credit losses related to this portfolio was $184.4 million compared to $144.6 million as of December 31, 2021. The increase in the allowance for credit losses is primarily due to portfolio growth and the impact on the Company’s loan loss modeling from deteriorating macroeconomic conditions and expectations between the two reporting dates primarily related to the Commercial Real Estate Price Index.

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

Home equity loans. The Company’s home equity loans and lines of credit are primarily originated by each of the bank subsidiaries in their local markets where there is a strong understanding of the underlying real estate value. The Company’s banks monitor and manage these loans, and conduct an automated review of all home equity lines of credit at least twice per year. This review collects FICO and Bankruptcy scores for each home equity borrower and identifies situations where the credit strength of the borrower is declining. When other specific events occur that may influence repayment, information such as tax liens or judgments is collected. The bank subsidiaries use this information to manage loans that may be higher risk and to determine whether to obtain additional credit information or updated property valuations. In a limited number of cases, the Company may issue home equity credit together with first mortgage financing, and requests for such financing are evaluated on a combined basis.

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

Residential real estate. The Company’s residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of December 31, 2022, our residential loan portfolio totaled $2.4 billion, or 6% of our total outstanding loans.

Our adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2022, excluding early buyout loans guaranteed by U.S. government agencies, $10.2 million of our residential real estate mortgages, or 0.5% of our residential real estate loan portfolio were classified as nonaccrual, no balances were 90 or more days past due and still accruing, $14.3 million were 30 to 89 days past due or 0.6% and $2.2 billion were current or 98.9%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, for which we receive fee income. The Company also selectively retains certain of these loans within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2022 and 2021 was $14.1 billion and $13.1 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The GNMA optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. If such intent to cure and resell changes subsequent to early buyout, the Company reclassifies such loans as held-for-investment. Early buyout loan classified as held-for-investment totaled $164.8 million at December 31, 2022 compared to $30.8 million at December 31, 2021. Such loans consist of both the rebooked GNMA loans and the early buyout exercised loans classified as held-for-investment discussed above. Rebooked GNMA loans held-for-investment amounted to $80.7 million at December 31, 2022, compared to $22.7 million at December 31, 2021. The increase in balance from December 31, 2021 to December 31, 2022 was the result of higher delinquencies between periods and less frequent exercising of the early buyout option by the Company. As of December 31, 2022, early buyout exercised loans held-for-investment totaled $84.1 million compared to $8.1 million as of December 31, 2021. As of December 31, 2022 and 2021, early buyout exercised mortgage loans held-for-sale totaled $143.6 million and $344.8 million, respectively. The decline in early buyout exercised mortgage loans held-for-sale relative to the prior year is primarily due to the resale of mortgage loans to GNMA as well as the reclassification of certain loans to held-for-investment classification due to an inability to resell due to continued delinquency.

It is not the Company’s current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2022, none of our mortgage loans consist of interest-only loans.

Premium finance receivables — property & casualty. FIRST Insurance Funding and FIFC Canada originated approximately $13.6 billion in property and casualty insurance premium finance receivables during 2022 as compared to approximately $11.3 billion in 2021. FIRST Insurance Funding and FIFC Canada makes loans to businesses to finance the insurance premiums they pay on their property and casualty insurance policies. The loans are indirectly originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of any fraud. The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Premium finance receivables — life insurance. Wintrust Life Finance originated approximately $1.8 billion in life insurance premium finance receivables in 2022 as compared to $1.6 billion in 2021. The Company continues to experience a high level of competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Foreign. The Company had approximately $745.6 million of loans to businesses with operations in foreign countries as of December 31, 2022 compared to $677.0 million at December 31, 2021. This balance as of December 31, 2022 consists of loans originated by FIFC Canada.

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2022, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at December 31, 2022 by date at which the loans reprice or mature, and the type of rate exposure:

(In thousands)	One year or less	From one to five years	From five to fifteen years	After fifteen years	Total
Commercial
Fixed rate	$555,594	$2,534,527	$1,592,024	$12,925	$4,695,070
Variable rate	7,852,693	1,352	49	—	7,854,094
Total commercial	$8,408,287	$2,535,879	$1,592,073	$12,925	$12,549,164
Commercial real estate
Fixed rate	$430,152	$2,744,033	$607,770	$46,352	$3,828,307
Variable rate	6,102,383	20,257	—	—	6,122,640
Total commercial real estate	$6,532,535	$2,764,290	$607,770	$46,352	$9,950,947
Home equity
Fixed rate	$11,960	$3,185	$—	$144	$15,289
Variable rate	317,409	—	—	—	317,409
Total home equity	$329,369	$3,185	$—	$144	$332,698
Residential real estate
Fixed rate	$20,048	$3,960	$30,245	$1,032,018	$1,086,271
Variable rate	63,242	238,405	984,465	—	1,286,112
Total residential real estate	$83,290	$242,365	$1,014,710	$1,032,018	$2,372,383
Premium finance receivables - property & casualty
Fixed rate	$5,695,585	$153,874	$—	$—	$5,849,459
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$5,695,585	$153,874	$—	$—	$5,849,459
Premium finance receivables - life insurance
Fixed rate	$91,363	$470,117	$22,185	$—	$583,665
Variable rate	7,507,333	—	—	—	7,507,333
Total premium finance receivables - life insurance	$7,598,696	$470,117	$22,185	$—	$8,090,998
Consumer and other
Fixed rate	$12,335	$5,032	$11	$482	$17,860
Variable rate	32,976	—	—	—	32,976
Total consumer and other	$45,311	$5,032	$11	$482	$50,836
Total per category
Fixed rate	$6,817,037	$5,914,728	$2,252,235	$1,091,921	$16,075,921
Variable rate	21,876,036	260,014	984,514	—	23,120,564
Total loans, net of unearned income	$28,693,073	$6,174,742	$3,236,749	$1,091,921	$39,196,485
Variable Rate Loan Pricing by Index:
Prime					$3,850,970
One- month LIBOR					3,349,999
Three- month LIBOR					122,551
Twelve- month LIBOR					3,582,952
One- year CMT					3,812,549
Other U.S. Treasury tenors					84,837
SOFR tenors					7,670,959
Ameribor tenors					336,618
BSBY tenors					39,185
Other					269,944
Total variable rate					$23,120,564
CMT - Constant Maturity Treasury Rate
Ameribor - American Interbank Offered Rate
BSBY - Bloomberg Short Term Bank Yield Index

With its ongoing transition from LIBOR, the Company increased the portion of its loan portfolio with interest rate indices that are an alternative to LIBOR during the period, including emerging indices such as SOFR, Ameribor, and BSBY. As shown above, at December 31, 2022, variable rate loans with loans priced at SOFR, Ameribor, and BSBY totaled $7.7 billion, $336.6 million and $39.2 million, respectively. Additionally, the percentage of the Company’s variable rate loans indexed to LIBOR decreased to 31% at December 31, 2022 compared to 77% at December 31, 2021. The Company continues its transition of its loan portfolio from LIBOR for both loans existing at December 31, 2022 and future new originations.

Past Due Loans and Non-Performing Assets

The Company’s ability to manage credit risk depends in large part on its ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which credit management personnel assign a credit risk rating (1 to 10 rating, with higher scores indicating higher risk) to each loan at the time of origination and review loans on a regular basis. For loans measured at amortized cost, these credit risk ratings are also an important aspect of the Company’s allowance for credit losses measurement methodology. The credit risk rating structure and classifications are shown below:

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
Generally, each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including: a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company maintains an internal loan review function to independently review a portion of the loan portfolio to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the OCC, and are also reviewed by our internal loan review staff and our internal audit staff.

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

Non-Performing Assets (1)

The following table sets forth the Company’s non-performing assets and TDRs performing under the contractual terms of the loan agreement as of the dates shown. Prior to January 1, 2020, Purchased Credit-Impaired (“PCI”) loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. As a result of the implementation of CECL, beginning in the first quarter of 2020, PCI loans transitioned to a classification of Purchased Credit Deteriorated (“PCD”) loans, which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loans is considered at the individual asset level following the Company’s accrual policies, instead of based upon the entire pool of loans. Due to the adoption of CECL, the Company included $22.6 million of PCD loans in total non-performing loans as of December 31, 2020.

(Dollars in thousands)	2022	2021	2020	2019	2018
Loans past due greater than 90 days and still accruing(2):
Commercial	$462	$15	$307	$—	$—
Commercial real estate	—	—	—
Home equity	—	—	—	—	—
Residential real estate	—	—	—	—	—
Premium finance receivables – property & casualty	15,841	7,210	12,792	11,517	7,799
Premium finance receivables – life insurance	17,245	7	—	—	—
Consumer and other	49	137	264	163	109
Total loans past due greater than 90 days and still accruing	$33,597	$7,369	$13,363	$11,680	$7,908
Non-accrual loans(3):
Commercial	35,579	20,399	21,743	37,224	50,984
Commercial real estate	6,387	21,746	46,107	26,113	19,129
Home equity	1,487	2,574	6,529	7,363	7,147
Residential real estate	10,171	16,440	26,071	13,797	16,383
Premium finance receivables – property & casualty	13,470	5,433	13,264	20,590	11,335
Premium finance receivables – life insurance	—	—	—	590	—
Consumer and other	6	477	436	231	348
Total non-accrual loans	$67,100	$67,069	$114,150	$105,908	$105,326
Total non-performing loans(4):
Commercial	$36,041	$20,414	$22,050	$37,224	$50,984
Commercial real estate	6,387	21,746	46,107	26,113	19,129
Home equity	1,487	2,574	6,529	7,363	7,147
Residential real estate	10,171	16,440	26,071	13,797	16,383
Premium finance receivables – property & casualty	29,311	12,643	26,056	32,107	19,134
Premium finance receivables – life insurance	17,245	7	—	590	—
Consumer and other	55	614	700	394	457
Total non-performing loans	$100,697	$74,438	$127,513	$117,588	$113,234
Other real estate owned	8,589	1,959	9,711	5,208	11,968
Other real estate owned – from acquisitions	1,311	2,312	6,847	9,963	12,852
Other repossessed assets	—	—	—	4	280
Total non-performing assets	$110,597	$78,709	$144,071	$132,763	$138,334
Accruing TDRs not included within non-performing assets	$36,620	$37,486	$47,023	$36,725	$33,281
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.29%	0.17%	0.18%	0.45%	0.65%
Commercial real estate	0.06	0.24	0.54	0.33	0.28
Home equity	0.45	0.77	1.54	1.44	1.29
Residential real estate	0.43	1.00	2.07	1.02	1.63
Premium finance receivables – property & casualty	0.50	0.26	0.64	0.93	0.67
Premium finance receivables – life insurance	0.21	0.00	—	0.01	—
Consumer and other	0.11	2.54	2.17	0.36	0.38
Total non-performing loans	0.26%	0.21%	0.40%	0.44%	0.48%
Total non-performing assets as a percentage of total assets	0.21%	0.16%	0.32%	0.36%	0.44%
Total non-accrual loans as a percentage of total loans	0.17%	0.19%	0.36%	0.40%	0.44%
Allowance for loan and unfunded lending-related commitment losses as a percentage of nonaccrual loans	532.71%	446.78%	332.82%	149.62%	146.37%
(1)Excludes early buy-out loans guaranteed by U.S. government agencies. Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.
(2)As of December 31, 2022, no TDRs were past due greater than 90 days and still accruing interest. As of December 31, 2021, approximately $320,000 of TDRs were past due greater than 90 days and still accruing interest. No TDRs as of December 31, 2020, 2019, or 2018 were past due greater than 90 days and still accruing interest.
(3)Non-accrual loans included TDRs totaling $4.5 million, $11.8 million, $21.2 million, $27.1 million and $32.8 million as of December 31, 2022, 2021, 2020, 2019, and 2018, respectively.
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

Loan Portfolio Aging

As of December 31, 2022, $47.9 million,or 0.1% of all loans, excluding early buy-out loans guaranteed by U.S. government agencies, were 60 to 89 days (or two payments) past due and $209.0 million, or 0.5%, were 30 to 59 days (or one payment) past due. As of December 31, 2021, $53.7 million, or 0.2%, of all loans, excluding early buy-out loans guaranteed by U.S. government agencies were 60 to 89 days (or two payments) past due and $187.1 million, or 0.4%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2022 that are current with regard to the contractual terms of the loan agreement represent 98.9% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at December 31, 2022 that are current with regards to the contractual terms of the loan agreements comprise 98.9% of these residential real estate loans outstanding.

For more information regarding delinquent loans as of December 31, 2022, see Note (5) “Allowance for Credit Losses” in Item 8.

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

(In thousands)	2022	2021
Balance at beginning of period	$74,438	$127,513
Additions from becoming non-performing in the respective period	72,243	38,848
Return to performing status	(3,050)	(10,592)
Payments received	(60,936)	(53,823)
Transfers to OREO and other repossessed assets	(9,538)	(6,027)
Charge-offs, net	(6,027)	(13,351)
Net change for niche loans (1)	33,567	(8,130)
Balance at period end	$100,697	$74,438
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

The following table sets forth the allocation of the allowance for credit losses by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for credit losses allocation:
Commercial	$142,769	32%	$119,307	34%	$94,212	37%	$64,920	31%	$67,826	33%
Commercial real-estate	184,352	25	144,583	26	243,603	26	68,511	30	61,661	29
Home equity	7,573	1	10,699	1	11,437	1	3,878	2	8,507	2
Residential real-estate	11,585	6	8,782	5	12,459	5	9,800	5	7,194	4
Premium finance receivables – property & casualty	9,967	15	15,246	14	17,267	13	8,132	13	6,144	12
Premium finance receivables – life insurance	704	21	613	20	510	18	1,515	19	1,571	19
Consumer and other	498	0	423	0	422	0	1,705	0	1,261	1
Total allowance for credit losses	$357,448	100%	$299,653	100%	$379,910	100%	$158,461	100%	$154,164	100%
Allowance category as a percent of total allowance for credit losses:
Commercial	40%		40%		25%		41%		44%
Commercial real-estate	52		48		64		43		39
Home equity	2		4		3		3		6
Residential real-estate	3		3		3		6		5
Premium finance receivables—property & casualty	3		5		5		5		4
Premium finance receivables—life insurance	0		0		0		1		1
Consumer and other	0		0		0		1		1
Total allowance for credit losses	100%		100%		100%		100%		100%
Management determined that the allowance for credit losses was appropriate at December 31, 2022, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the last five fiscal years.

(Dollars in thousands)	2022	2021	2020	2019	2018
Allowance for credit losses at beginning of year	$299,653	$379,910	$158,461	$154,164	$139,174
Cumulative effect adjustment from the adoption of ASU 2016-13	—	—	47,344	—	—
Provision for credit losses	78,179	(59,280)	214,235	53,864	34,832
Initial allowance for credit losses recognized on PCD assets acquired during the period (1)	—	470	—	—	—
Other adjustments	(108)	3	179	(21)	(182)
Charge-offs:
Commercial	14,141	20,801	18,293	35,880	14,532
Commercial real estate	1,379	3,293	15,960	5,402	1,395
Home equity	432	336	2,061	3,702	2,245
Residential real estate	471	1,082	891	798	1,355
Premium finance receivables – property & casualty	14,240	9,020	15,472	12,902	12,228
Premium finance receivables – life insurance	35	—	—	—	—
Consumer and other	1,081	487	528	522	880
Total charge-offs	$31,779	$35,019	$53,205	$59,206	$32,635
Recoveries:
Commercial	4,748	2,559	5,092	2,845	1,457
Commercial real estate	701	1,304	1,835	2,516	5,631
Home equity	319	1,203	528	479	541
Residential real estate	77	330	184	422	2,075
Premium finance receivables – property & casualty	5,522	7,989	5,108	3,203	3,069
Premium finance receivables – life insurance	—	—	—	—	—
Consumer and other	136	184	149	195	202
Total recoveries	$11,503	$13,569	$12,896	$9,660	$12,975
Net charge-offs	$(20,276)	$(21,450)	$(40,309)	$(49,546)	$(19,660)
Allowance for credit losses at year end	$357,448	$299,653	$379,910	$158,461	$154,164
Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.08%	0.16%	0.12%	0.41%	0.18%
Commercial real estate	0.01	0.02	0.17	0.04	(0.06)
Home equity	0.03	(0.23)	0.33	0.61	0.28
Residential real estate	0.02	0.05	0.06	0.04	(0.08)
Premium finance receivables – property & casualty	0.16	0.02	0.27	0.30	0.33
Premium finance receivables – life insurance	0.00	—	—	—	—
Consumer and other	1.22	0.66	0.52	0.29	0.50
Total loans, net of unearned income	0.06%	0.06%	0.13%	0.20%	0.09%
Net charge-offs as a percentage of the provision for credit losses	25.94%	NM	18.82%	91.99%	56.44%
Year-end total loans	$39,196,485	$34,789,104	$32,079,073	$26,800,290	$23,820,691
Allowance for loan losses as a percentage of loans at end of year	0.69%	0.71%	1.00%	0.59%	0.64%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at end of year	0.91	0.86	1.18	0.59	0.65
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at end of year, excluding PPP loans	0.91	0.88	1.29	0.59	0.65
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

NM—Not Meaningful

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $87.3 million as of December 31, 2022 compared to $51.8 million as of December 31, 2021.

Additions to the allowance for credit losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for credit losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for credit losses. See Note (5) “Allowance for Credit Losses” of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of activity within the allowance for credit losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio.

How We Determine the Allowance for Credit Losses

The allowance for credit losses is measured on a collective or pooled basis by loans that share similar risk characteristics. If the loan no longer exhibits risk characteristics similar to that of a pool, typically due to credit deterioration of the related borrower, the Company analyzes the loan for purposes of individually assessing a specific allowance for credit loss as part of the Problem Loan Reporting system review. A separate reserve is collectively measured for loans continuing to share risk characteristics and, as a result, remaining in the pools. See Note (5) “Allowance for Credit Losses” of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of the allowance for credit losses measurement process.

Collective Measurement

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis and incorporates third party economic forecasts. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company’s financial assets. Currently, the Company utilizes an eight quarter forecast period using Moody’s baseline scenario from November 2022, which is reviewed within the Company’s governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are only considered when either (1) the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable, or (2) the expected extension, renewal or modification is reasonably expected to result in a TDR. The methodologies discussed above are applied to both current asset balances on the Company’s Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

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

Home Equity, Residential Real Estate and Consumer Loans

The determination of the appropriate allowance for credit losses for home equity, residential real estate and consumer loans differs from the process used for commercial and commercial real estate loans. These portfolios utilize the weighted-average remaining maturity (“WARM”) methodology. The WARM methodology is an assumption-based approach that utilizes historical loss and prepayment information as the basis to estimate prepayment and credit adjusted contractual cash flows. The Company considers a qualitative factor to adjust historical information for current conditions and reasonable and supportable forecasts. The same credit risk rating system and Problem Loan Reporting systems are used. The only significant difference is in how the credit risk ratings are assigned to these loans.

The home equity loan portfolio is reviewed on a loan by loan basis by analyzing current FICO and Bankruptcy scores of the borrowers, line availability, recent line usage, approaching maturity, and the aging status of the loan. Certain of these factors, or combination of these factors, may cause a portion of the credit risk ratings of home equity loans across all banks to be downgraded. Similar to commercial and commercial real estate loans, once a home equity loan’s credit risk rating is downgraded to a 6 through 9, the Company’s Managed Asset Division reviews and advises the subsidiary banks as to collateral valuations and as to the ultimate resolution of the credits that deteriorate to a non-accrual status to minimize losses.

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

TDRs

At December 31, 2022, the Company had $41.1 million in loans modified as TDRs. The $41.1 million in TDRs represents 191 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $49.3 million representing 247 credits at December 31, 2021.

Concessions were granted on a case-by-case basis working with these borrowers to find modified terms that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note (5) “Allowance for Credit Losses” of Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was individually assessed when measuring the allowance for credit losses at December 31, 2022 and approximately $871,000 was appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for credit losses. Additionally, at December 31, 2022, the Company was committed to lend additional funds to borrowers totaling $113,000 under the contractual terms related to TDRs compared to $11,000 commitments to lend additional funds to borrowers at December 31, 2021.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(In thousands)	2022	2021
Accruing TDRs:
Commercial	$2,462	$4,131
Commercial real estate	15,048	8,421
Residential real estate and other	19,110	24,934
Total accruing TDRs	$36,620	$37,486
Non-accrual TDRs: (1)
Commercial	$345	$6,746
Commercial real estate	1,823	2,050
Residential real estate and other	2,311	3,027
Total non-accrual TDRs	$4,479	$11,823
Total TDRs:
Commercial	$2,807	$10,877
Commercial real estate	16,871	10,471
Residential real estate and other	21,421	27,961
Total TDRs	$41,099	$49,309
(1)Included in total non-performing loans.

TDR Rollforward

The table below presents a summary of TDRs as of December 31, 2022, 2021 and 2020, and shows the changes in the balance during those periods:

Year Ended December 31, 2022 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$10,877	$10,471	$27,961	$49,309
Additions during the period	468	8,833	4,076	13,377
Reductions:
Charge-offs	(334)	(3)	(217)	(554)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	(1,208)	(701)	(447)	(2,356)
Payments received	(6,996)	(1,729)	(9,952)	(18,677)
Balance at period end	$2,807	$16,871	$21,421	$41,099

Year Ended December 31, 2021 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,190	$16,726	$33,276	$68,192
Additions during the period	5,074	2,944	5,851	13,869
Reductions:
Charge-offs	(2,639)	(200)	(28)	(2,867)
Transferred to OREO and other repossessed assets	(99)	—	(459)	(558)
Removal of TDR loan status (1)	(2,121)	(800)	(1,710)	(4,631)
Payments received	(7,528)	(8,199)	(8,969)	(24,696)
Balance at period end	$10,877	$10,471	$27,961	$49,309

Year Ended December 31, 2020 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,739	$16,873	$28,224	$63,836
Additions during the period	12,362	19,281	14,229	45,872
Reductions:
Charge-offs	(5,016)	(8,004)	(715)	(13,735)
Transferred to OREO and other repossessed assets	—	(857)	(945)	(1,802)
Removal of TDR loan status (1)	(65)	(257)	(1,202)	(1,524)
Payments received	(7,830)	(10,310)	(6,315)	(24,455)
Balance at period end	$18,190	$16,726	$33,276	$68,192
(1)Loan was previously classified as a TDR and subsequently performed in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Potential Problem Loans

Management believes that any loan where there are serious doubts as to the ability of such borrowers to comply with the present loan repayment terms should be identified as a non-performing loan and should be included in the disclosure of “Past Due Loans and Non-Performing Assets.” At the periods presented in this Annual Report on Form 10-K, the Company had no potential problem loans not already identified as non-performing.

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

	Years Ended
(In thousands)	December 31,	December 31,
	2022	2021
Balance at beginning of period	$4,271	$16,558
Disposal/resolved	(3,954)	(16,927)
Transfers in at fair value, less costs to sell	10,018	5,837
Fair value adjustments	(435)	(1,197)
Balance at period end	$9,900	$4,271

	Period End
(In thousands)	December 31,	December 31,
	2022	2021
Residential real estate	$1,585	$1,310
Residential real estate development	—	—
Commercial real estate	8,315	2,961
Total	$9,900	$4,271

Deposits and Other Funding Sources

Total deposits at December 31, 2022, were $42.9 billion, increasing $807.0 million, or 2%, compared to the $42.1 billion at December 31, 2021. Average deposit balances in 2022 were $41.9 billion, reflecting an increase of $2.9 billion, or 7%, compared to the average balances in 2021.

The increase in year end and average deposits in 2022 over 2021 is primarily attributable to the Company's continued overall growth during 2022. Average non-interest bearing deposits increased $1.0 billion, or 8% in 2022 compared to 2021, with period end balances ending at 30% of total deposits at December 31, 2022, compared to 34% at December 31, 2021.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$13,667,879	32%	$12,638,518	33%	$9,432,090	27%
NOW and interest-bearing demand deposits	5,355,077	13	4,029,662	10	3,662,772	11
Wealth management deposits	2,827,497	7	2,361,412	6	2,001,716	6
Money market accounts	12,254,159	29	11,801,788	30	10,391,529	31
Savings accounts	4,014,166	10	3,734,162	10	3,354,662	10
Time certificates of deposit	3,812,148	9	4,447,871	11	5,142,938	15
Total average deposits	$41,930,926	100%	$39,013,413	100%	$33,985,707	100%

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

Other Funding Sources. Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities and the retention of earnings, the Company uses several other funding sources to support its growth. These sources include FHLB advances, notes payable, short-term borrowings, secured borrowings, subordinated debt, and junior subordinated debentures. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.

The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2022		2021
	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total
Federal Home Loan Bank advances	$1,484,663	56%	$1,236,478	51%
Subordinated notes	437,139	16	436,697	18

Notes payable	77,984	3	93,581	4
Short-term borrowings	14,492	1	13,931	1
Other	62,193	2	64,133	2
Secured borrowings	331,151	12	343,012	14
Total other borrowings	485,820	18	514,657	21

Junior subordinated debentures	253,566	10	253,566	10
Total other funding sources	$2,661,188	100%	$2,441,398	100%

FHLB advances provide the banks with access to fixed-rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. FHLB advances to the banks totaled $2.3 billion at December 31, 2022 and $1.2 billion at December 31, 2021. See Note (11) “Federal Home Loan Bank Advances” to the Consolidated Financial Statements in Item 8 for further discussion of the terms of these advances.

Notes payable balances represent the balances on a credit agreement (as amended, the “Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consisted of a $150.0 million term loan facility and a $100.0 million revolving credit facility. On December 12, 2022, the Company entered into an amendment and restatement of the Credit Agreement pursuant to the Amended and Restated Credit Agreement dated as of December 12, 2022, among the Company and the unaffiliated banks named therein as lenders and agents (the “Amended and Restated Credit Agreement”). In connection with the entry into the Amended and Restated Credit Agreement, the outstanding term loan under the existing Credit Agreement was paid in full pursuant to the terms thereof. As of December 31, 2022, the outstanding principal balance under the term loan facility was $199.8 million and there was no outstanding principal balance under the revolving credit facility. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of notes payable.

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. These borrowings totaled $17.6 million and $9.2 million at December 31, 2022 and 2021, respectively. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these secured borrowings under this agreement. At December 31, 2022 and 2021, the translated balance of the secured borrowings totaled $309.7 million and $332.2 million, respectively.

Other borrowings at December 31, 2022 represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70%, and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note relates to and is secured by three office buildings owned by the Company. At December 31, 2022 and 2021, the Fixed-Rate Promissory Note had a balance of $61.3 million and $63.3 million, respectively. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

At December 31, 2022 and 2021, subordinated notes totaled $437.4 million and $436.9 million, respectively. During 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024. See Note (12) “Subordinated Notes” to the Consolidated Financial Statements in Item 8 for further discussion.

The Company had $253.6 million of junior subordinated debentures outstanding as of December 31, 2022 and 2021. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note (14) “Junior Subordinated Debentures” to the Consolidated Financial Statements in Item 8 for further discussion of the Company’s junior subordinated debentures. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company’s Tier 2 regulatory capital as of December 31, 2022.

Shareholders’ Equity. Total shareholders’ equity was $4.8 billion at December 31, 2022, an increase of $298.2 million from the December 31, 2021 total of $4.5 billion. The increase in 2022 was primarily a result of net income of $509.7 million, common stock public offering of $285.7 million (net of costs), $10.9 million from the issuance of shares of the Company’s common stock pursuant to various stock compensation plans, net of treasury shares, and $31.7 million of stock-based compensation costs credited to surplus. These increases to total shareholders’ equity were partially offset by $394.8 million in net unrealized losses from investment securities, net of tax, common stock dividends of $80.2 million, preferred stock dividends of $28.0 million, $19.7 million of net unrealized losses on cash flow hedges, net of tax, and $17.2 million of foreign currency translation adjustments, net of tax. See Note (23) “Shareholders’ Equity” to the Consolidated Financial Statements in Item 8 for further discussion of shareholders’ equity.

Liquidity and Capital Resources

The Company and the banks are subject to various regulatory capital requirements established by the federal banking agencies that take into account risk attributable to balance sheet and off-balance sheet activities. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly discretionary — actions by regulators, that if undertaken could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.5% must be in the form of Common Equity Tier 1 capital and 6.0% must be in the form of Tier 1 capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 capital to total assets of greater than 4.0%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

The following table summarizes the capital guidelines for bank holding companies as of December 31, 2022, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2022, 2021 and 2020:

	Minimum Ratios	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized Ratios (2)	2022	2021	2020
Common Equity Tier 1 capital to risk-weighted assets	4.5%	7.00%	N/A	9.1%	8.6%	8.8%
Tier 1 capital to risk-weighted assets	6.0	8.50	6.0	10.0	9.6	10.0
Total capital to risk-weighted assets	8.0	10.50	10.0	11.9	11.6	12.6
Tier 1 leverage ratio	4.0	N/A	N/A	8.8	8.0	8.1
Total average equity to total average assets	N/A	N/A	N/A	9.2	9.2	9.5
Dividend payout ratio	N/A	N/A	N/A	17.0	16.4	23.9
(1)Reflects the Capital Conservation Buffer of 2.50%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2022 would exceed such revised well-capitalized standard.

As reflected in the table, each of the Company’s capital ratios at December 31, 2022, exceeded the well-capitalized ratios established by the Federal Reserve. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies. Refer to Note (19) “Regulatory Matters” to the Consolidated Financial Statements in Item 8 for further information on the capital positions of the banks.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes (12), (13), (14) and (23) to the Consolidated Financial Statements in Item 8 for further information on the Company’s subordinated notes, other borrowings, junior subordinated debentures and shareholders’ equity, respectively.

In January, April, July and October of 2022 and 2021, Wintrust declared a quarterly cash dividend of $0.41 per share and $429.69 per share of Series D and Series E Preferred Stock, respectively.

The payment of common stock dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company’s Series D and Series E Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term credit facilities. Under the terms of these separate revolving and term credit facilities, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2022, Wintrust declared a quarterly cash dividend of $0.34 per common share. In January, April, July and October of 2021, Wintrust declared a quarterly cash dividend of $0.31 per common share. In January of 2023, Wintrust declared a quarterly cash dividend of $0.40 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2022, 2021 and 2020, the subsidiaries paid $52.0 million, $145.0 million and $253.0 million, respectively, in dividends to the Company. As of December 31, 2022, subject to minimum capital requirements at the banks, approximately $703.8 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

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

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In 2022, we managed our liquid assets to ensure that we have the balance sheet strength to serve our clients. As a result, the Company believes that it has sufficient funds and access to funds to meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

	December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Total deposits	$42,902,544	$42,095,585	$37,092,651	$30,107,138	$26,094,678
Brokered Deposits (1)	3,174,093	1,591,083	1,843,227	1,011,404	1,071,562
Brokered deposits as a percentage of total deposits (1)	7.4%	3.8%	5.0%	3.4%	4.1%
(1)Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The Company’s banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2022 and 2021, the banks had approximately $2.8 billion and $2.6 billion, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.

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

Contractual Obligations. Our significant contractual obligations with third parties primarily consist of deposit liabilities and other sources of funding for our businesses, including FHLB advances, subordinated debt, other debt borrowings and junior subordinated debentures. These debt obligations have fixed and determinable contractual repayment dates specific to each type of instrument. Deposit liabilities are primarily due on-demand, with certain time deposits due based on contractual maturities that may exceed one year. Repayment of debt obligations, including junior subordinated debentures, vary based on terms of the underlying debt instrument, with certain debt instruments requiring full repayment of the debt at the respective maturity date and other debt instruments requiring periodic partial repayment over the entire term of the debt instrument. Further information on these debt obligations is included in Note (10) “Deposits” through Note (14) “Junior Subordinated Debentures” of the Consolidated Financial Statements in Item 8 of this report.

The Company enters into various leasing arrangements with contractual obligations to pay for use of specified assets over a specific period of time. These leased assets primarily related to certain banking facilities as well as specific signage related to sponsorships and other agreements, and certain automatic teller machines and other equipment. Payments under these obligations are primarily made on a monthly basis. Further information on these lease obligations is included in Note (16) “Lease Commitments” of the Consolidated Financial Statements in Item 8 of this report.

The Company’s other purchase obligations relate to certain contractual cash obligations for acquisition-related contingent costs, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities. In 2022, the Company continued to significantly invest in technology, including enhancements to our customer’s digital experience, and it is subject to additional contractual purchase obligations in furtherance of these efforts.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Further information on derivative contracts is included in Note (21) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 8 of this report.

Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2022. Further information on these commitments is included in Note (20) “Commitments and Contingencies” of the Consolidated Financial Statements in Item 8 of this report.

(In thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$4,175,060	$3,407,836	$1,648,791	$263,688	$9,495,375
Residential real estate	180,952	—	—	—	180,952
Revolving home equity lines of credit	796,899	—	—	—	796,899
Letters of credit	268,443	29,339	45,810	829	344,421
Commitments to sell mortgage loans	321,029	—	—	—	321,029

Our remaining commitment to fund community investments totaled $50.9 million, which includes future cash outlays for the construction and development of properties for low-income housing, support for small businesses, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the commitments table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2022, the liability for estimated losses on repurchase and indemnification was approximately $624,000 and was included in other liabilities on the balance sheet.

Forward Looking Statements

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict such as the impacts of the COVID-19 pandemic (including the continued emergence of variant strains). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors and uncertainties, including those discussed in the Risk Factors and summary thereof disclosed under Item 1A of this Annual Report on 10-K and in any of the Company’s subsequent SEC filings.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at December 31, 2022 and December 31, 2021 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2022	7.2%	3.8%	(5.0)%	(12.1)%
December 31, 2021	25.3	12.4	(8.5)	(15.8)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2022	5.6%	3.0%	(2.9)%	(6.8)%
December 31, 2021	13.9	6.9	(5.6)	(10.8)

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps, floors and collars, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note (21) “Derivative Financial Instruments” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s derivative financial instruments.

During 2022 and 2021, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2022 or 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Wintrust Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Allowance for credit losses
Description of the Matter
At December 31, 2022, the Company’s loan portfolio totaled $39.2 billion and the associated Allowance for credit losses (ACL) was $357.4 million. As more fully described in Notes (1) and (5) to the consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual term of the loan. The ACL is measured on a collective or pooled basis when assets share the same risk characteristics or on an individual basis when assets do not share similar risk characteristics. For assets measured on a collective basis, the Company applies modeling methodologies that utilize the Company's historical loss experience to estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. The historical credit loss experience utilized in the ACL models is adjusted for the Company’s reasonable and supportable economic forecasts. The modeled results are then adjusted for certain qualitative factors. For assets measured on an individual basis, the Company measures the expected losses primarily based on the estimated collateral value.

Auditing management’s estimate of the ACL was especially challenging due to the complexity of the Company's ACL models and the significant judgement required in establishing management's reasonable and supportable economic forecasts.

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
Chicago, Illinois
February 28, 2023

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share data)	2022	2021
Assets
Cash and due from banks	$490,908	$411,150
Federal funds sold and securities purchased under resale agreements	58	700,055
Interest-bearing deposits with banks	1,988,719	5,372,603
Available-for-sale securities, at fair value	3,243,017	2,327,793
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $488 and $78 at December 31, 2022 and December 31, 2021, respectively ($2.9 billion and $2.9 billion fair value at December 31, 2022 and December 31, 2021, respectively)	3,640,567	2,942,285
Trading account securities	1,127	1,061
Equity securities with readily determinable fair value	110,365	90,511
Federal Home Loan Bank and Federal Reserve Bank stock	224,759	135,378
Brokerage customer receivables	16,387	26,068
Mortgage loans held-for-sale, at fair value	299,935	817,912
Loans, net of unearned income	39,196,485	34,789,104
Allowance for loan losses	(270,173)	(247,835)
Net loans	38,926,312	34,541,269
Premises, software and equipment, net	764,798	766,405
Lease investments, net	253,928	242,082
Accrued interest receivable and other assets	1,391,342	1,084,115
Trade date securities receivable	921,717	—
Goodwill	653,524	655,149
Other acquisition-related intangible assets	22,186	28,307
Total assets	$52,949,649	$50,142,143

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$12,668,160	$14,179,980
Interest-bearing	30,234,384	27,915,605
Total deposits	42,902,544	42,095,585
Federal Home Loan Bank advances	2,316,071	1,241,071
Other borrowings	596,614	494,136
Subordinated notes	437,392	436,938
Junior subordinated debentures	253,566	253,566
Accrued interest payable and other liabilities	1,646,624	1,122,159
Total liabilities	48,152,811	45,643,455
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at December 31, 2022 and December 31, 2021	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2022 and December 31, 2021; 60,797,270 shares issued at December 31, 2022 and 58,891,780 shares issued at December 31, 2021	60,797	58,892
Surplus	1,902,474	1,685,572
Treasury stock, at cost, 3,262 shares at December 31, 2022 and 1,837,689 shares at December 31, 2021	(304)	(109,903)
Retained earnings	2,849,007	2,447,535
Accumulated other comprehensive (loss) income	(427,636)	4,092
Total shareholders’ equity	4,796,838	4,498,688
Total liabilities and shareholders’ equity	$52,949,649	$50,142,143

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Interest income
Interest and fees on loans	$1,507,726	$1,133,528	$1,157,249
Mortgage loans held-for-sale	21,195	32,169	20,077
Interest-bearing deposits with banks	43,447	6,606	8,553
Federal funds sold and securities purchased under resale agreements	4,903	173	102
Investment securities	160,600	95,286	99,634
Trading account securities	22	10	37
Federal Home Loan Bank and Federal Reserve Bank stock	8,622	7,067	6,891
Brokerage customer receivables	928	645	477
Total interest income	1,747,443	1,275,484	1,293,020
Interest expense
Interest on deposits	175,202	88,119	189,178
Interest on Federal Home Loan Bank advances	30,329	19,581	18,193
Interest on other borrowings	14,294	9,928	12,773
Interest on subordinated notes	22,004	21,983	21,961
Interest on junior subordinated debentures	10,252	10,916	11,008
Total interest expense	252,081	150,527	253,113
Net interest income	1,495,362	1,124,957	1,039,907
Provision for credit losses	78,589	(59,263)	214,220
Net interest income after provision for credit losses	1,416,773	1,184,220	825,687
Non-interest income
Wealth management	126,614	124,019	100,336
Mortgage banking	155,173	273,010	346,013
Service charges on deposit accounts	58,574	54,168	45,023
Losses on investment securities, net	(20,427)	(1,059)	(1,926)
Fees from covered call options	14,133	3,673	2,292
Trading gains (losses), net	3,752	245	(1,004)
Operating lease income, net	55,510	53,691	47,604
Other	67,724	78,373	65,851
Total non-interest income	461,053	586,120	604,189
Non-interest expense
Salaries and employee benefits	696,107	691,669	626,076
Software and equipment	95,885	87,515	68,496
Operating lease equipment	38,008	40,880	37,915
Occupancy, net	70,965	74,184	69,957
Data processing	31,209	27,279	30,196
Advertising and marketing	59,418	47,275	36,296
Professional fees	33,088	29,494	27,426
Amortization of other acquisition-related intangible assets	6,116	7,734	11,018
FDIC insurance	28,639	27,030	25,004
OREO expense, net	(140)	(1,654)	(921)
Other	117,976	101,138	108,632
Total non-interest expense	1,177,271	1,132,544	1,040,095
Income before taxes	700,555	637,796	389,781
Income tax expense	190,873	171,645	96,791
Net income	$509,682	$466,151	$292,990
Preferred stock dividends	27,964	27,964	21,377
Net income applicable to common shares	$481,718	$438,187	$271,613
Net income per common share—Basic	$8.14	$7.69	$4.72
Net income per common share—Diluted	$8.02	$7.58	$4.68
Cash dividends declared per common share	$1.36	$1.24	$1.12
Weighted average common shares outstanding	59,205	56,994	57,523
Dilutive potential common shares	886	792	496
Average common shares and dilutive common shares	60,091	57,786	58,019

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2022	2021	2020
Net income	$509,682	$466,151	$292,990
Unrealized (losses) gains on available-for-sale securities
Before tax	(537,602)	(83,199)	76,464
Tax effect	143,270	22,152	(20,378)
Net of tax	(394,332)	(61,047)	56,086
Reclassification of net gains on available-for-sale securities included in net income
Before tax	439	1,079	221
Tax effect	(118)	(290)	(59)
Net of tax	321	789	162
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	175	241	231
Tax effect	(47)	(64)	(62)
Net of tax	128	177	169
Net unrealized (losses) gains on available-for-sale securities	(394,781)	(62,013)	55,755
Unrealized (losses) gains on derivative instruments
Before tax	(26,882)	68,441	(13,591)
Tax effect	7,152	(18,240)	3,642
Net unrealized (losses) gains on derivative instruments	(19,730)	50,201	(9,949)
Foreign currency translation adjustment
Before tax	(21,781)	620	5,367
Tax effect	4,564	(98)	(1,113)
Net foreign currency translation adjustment	(17,217)	522	4,254
Total other comprehensive (loss) income	(431,728)	(11,290)	50,060
Comprehensive income	$77,954	$454,861	$343,050
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2019	$125,000	$57,951	$1,650,278	$(6,931)	$1,899,630	$(34,678)	$3,691,250
Cumulative effect adjustment from the adoption of ASU 2016-13, net of tax	—	—	—	—	(26,717)	—	(26,717)
Net income	—	—	—	—	292,990	—	292,990
Other comprehensive income, net of tax	—	—	—	—	—	50,060	50,060
Cash dividends declared on common stock, $1.12 per share	—	—	—	—	(64,513)	—	(64,513)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,145.84 per share	—	—	—	—	(21,377)	—	(21,377)
Common stock repurchased under authorized program	—	—	—	(92,055)	—	—	(92,055)
Stock-based compensation	—	—	(4,938)	—	—	—	(4,938)
Issuance of Series E Preferred Stock	287,500	—	(9,887)	—	—	—	277,613
Common stock issued for:
Exercise of stock options and warrants	—	229	9,434	(625)	—	—	9,038
Restricted stock awards	—	201	(201)	(752)	—	—	(752)
Employee stock purchase plan	—	72	2,906	—	—	—	2,978
Director compensation plan	—	20	2,398	—	—	—	2,418
Balance at December 31, 2020	$412,500	$58,473	$1,649,990	$(100,363)	$2,080,013	$15,382	$4,115,995
Net income	—	—	—	—	466,151	—	466,151
Other comprehensive loss, net of tax	—	—	—	—	—	(11,290)	(11,290)
Cash dividends declared on common stock, $1.24 per share	—	—	—	—	(70,663)	—	(70,663)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,966)	—	(27,966)
Common stock repurchased under authorized program	—	—	—	(9,540)	—	—	(9,540)
Stock-based compensation	—	—	16,177	—	—	—	16,177
Common stock issued for:
Exercise of stock options and warrants	—	327	13,708	—	—	—	14,035
Restricted stock awards	—	20	(20)	—	—	—	—
Employee stock purchase plan	—	48	3,277	—	—	—	3,325
Director compensation plan	—	24	2,440	—	—	—	2,464
Balance at December 31, 2021	$412,500	$58,892	$1,685,572	$(109,903)	$2,447,535	$4,092	$4,498,688
Net income	—	—	—	—	509,682	—	509,682
Other comprehensive loss, net of tax	—	—	—	—	—	(431,728)	(431,728)
Cash dividends declared on common stock, $1.36 per share	—	—	—	—	(80,246)	—	(80,246)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,964)	—	(27,964)
Stock-based compensation	—	—	31,748	—	—	—	31,748
Common stock issued for:
New issuance, net of cost	—	1,612	174,214	109,903	—	—	285,729
Exercise of stock options and warrants	—	123	5,067	(304)	—	—	4,886
Restricted stock awards	—	69	(69)	—	—	—	—
Employee stock purchase plan	—	42	3,344	—	—	—	3,386
Director compensation plan	—	59	2,598	—	—	—	2,657
Balance at December 31, 2022	$412,500	$60,797	$1,902,474	$(304)	$2,849,007	$(427,636)	$4,796,838
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2022	2021	2020
Operating Activities:
Net income	$509,682	$466,151	$292,990
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	78,589	(59,263)	214,220
Depreciation, amortization and accretion, net	82,070	101,797	96,369
Deferred income tax expense (benefit)	22,057	(2,861)	(4,058)
Stock-based compensation expense (benefit)	31,748	16,177	(4,938)
Amortization of premium on securities, net	2,416	6,391	10,881
Accretion of discount and deferred fees on loans, net	(19,565)	(83,434)	(81,604)
Mortgage servicing rights fair value changes, net of economic hedge	(36,609)	16,515	63,343
Non-designated derivatives fair value changes, net	1,691	(569)	(484)
Originations and purchases of mortgage loans held-for-sale	(2,799,000)	(6,803,777)	(8,004,730)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	80,158	88	(297,599)
Proceeds from sales of mortgage loans held-for-sale	3,146,442	7,441,705	7,624,799
Bank owned life insurance (“BOLI”) loss (income)	806	(5,812)	(4,488)
(Increase) decrease in trading securities, net	(66)	(390)	397
Decrease (increase) in brokerage customer receivables, net	9,681	(8,632)	(863)
Gains on mortgage loans sold	(43,391)	(214,085)	(339,127)
Losses on investment securities, net, and dividend reinvestment on equity securities	20,427	1,059	2,373
Losses (gains) on sales of premises and equipment, net, and sale of related deposit liabilities	2,845	(3,614)	421
Gains on sales and fair value adjustments of other real estate owned, net	(792)	(2,792)	(1,421)
(Increase) decrease in accrued interest receivable and other assets, net	(91,585)	187,743	(131,870)
Increase in accrued interest payable and other liabilities, net	377,396	78,475	46,924
Net Cash Provided by (Used for) Operating Activities	1,375,000	1,130,872	(518,465)
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	386,259	1,290,126	1,613,143
Proceeds from maturities and calls of held-to-maturity securities	210,958	307,971	879,713
Proceeds from sales of available-for-sale securities	—	192,227	502,250
Proceeds from sales of equity securities with readily determinable fair value	31,753	9,759	6,530
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,330	2,685	1,857
Purchases of available-for-sale securities	(2,762,171)	(842,170)	(1,998,380)
Purchases of held-to-maturity securities	(910,964)	(2,873,691)	(125,220)
Purchases of equity securities with readily determinable fair value	(59,495)	(9,060)	(45,735)
Purchases of equity securities without readily determinable fair value	(17,429)	(9,265)	(5,118)
(Redemptions) purchases of FHLB and FRB stock, net	(89,381)	210	(34,849)
Distributions from (contributions to) investments in partnerships, net	4,765	(2,107)	76
Net cash paid in business combinations	—	(585,402)	—
Proceeds from sale of other real estate owned	3,954	16,927	10,776
Decrease (increase) in securities purchased under resale agreements with terms exceeding three months, net	700,000	(700,000)	—
Decrease (increase) in interest-bearing deposits with banks, net	3,382,366	(569,205)	(2,636,581)
Increase in loans, net	(4,320,225)	(2,101,121)	(5,290,668)
Redemption of BOLI	960	332	3,428
Purchases of premises and equipment, net	(53,449)	(57,075)	(63,646)
Net Cash Used for Investing Activities	(3,490,769)	(5,928,859)	(7,182,424)
Financing Activities:
Increase in deposit accounts, net	806,947	5,006,801	6,985,964
Increase (decrease) in other borrowings, net	125,135	(27,784)	88,596
Increase in Federal Home Loan Bank advances, net	1,075,000	12,629	553,500
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(16,583)	(4,523)
Proceeds from the issuance of common stock, net	285,729	—	—
Proceeds from the issuance of preferred stock, net	—	—	277,613
Issuance of common shares resulting from exercise of stock options and employee stock purchase plan	11,233	19,824	15,059
Common stock repurchases under authorized program	—	(9,540)	(92,055)
Common stock repurchases for tax withholdings related to stock-based compensation	(304)	—	(1,377)
Dividends paid	(108,210)	(98,629)	(85,890)
Net Cash Provided by Financing Activities	2,195,530	4,886,718	7,736,887
Net Increase in Cash and Cash Equivalents	79,761	88,731	35,998
Cash and Cash Equivalents at Beginning of Period	411,205	322,474	286,476
Cash and Cash Equivalents at End of Period	$490,966	$411,205	$322,474
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$239,209	$156,868	$257,408
Income taxes, net	153,499	178,575	105,268
Business combinations:
Fair value of assets acquired, including cash and cash equivalents	—	591,409	—
Value ascribed to goodwill and other intangible assets	—	9,275	—
Fair value of liabilities assumed	—	6,007	—
Non-cash activities
Transfer to other real estate owned from loans	10,018	5,837	13,239
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

Cash Equivalents

For purposes of the consolidated statements of cash flows, Wintrust considers cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less, to be cash equivalents. At December 31, 2021, federal funds sold and securities purchased under resale agreements on the Company’s Consolidated Statements of Condition included approximately $700.0 million of securities sold under agreements to repurchase with original maturities exceeding three months. As a result, such balance was not considered a cash equivalent for purposes of the Company’s Consolidated Statements of Cash Flows for the respective period. There were no securities sold under agreements to repurchase with original maturities exceeding three months at December 31, 2022.

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

Allowance for Credit Losses

In accordance with ASC 326, “Financial Instruments – Credit Losses” (“ASC 326”), the Company measures the allowance for credit losses at the time of origination or purchase of a financial asset, representing an estimate of lifetime expected credit losses on the related asset. Financial assets include assets measured under the amortized cost basis, including loans, net investments in leases recognized by a lessor, held-to-maturity debt securities and purchased credit deteriorated (“PCD”) assets at the time of and subsequent to acquisition, and off-balance-sheet credit exposures considered not unconditionally cancellable. In addition to financial assets measured at amortized cost, credit losses related to available-for-sale debt securities are recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. The Company elects the collateral maintenance practical expedient under ASC 326 and applies this approach to securities purchased under resale agreements and brokerage customer receivables. In accordance with contractual terms, these assets require underlying collateral to be monitored continuously and replenished when collateral is less than required levels. The Company measures an allowance for credit losses if the carrying balance of such assets exceeds the amount of underlying collateral.

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

Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are considered when either (1) the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancellable, or (2) the expected extension, renewal or modification is reasonably expected to result in a troubled debt restructuring (“TDR”).

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

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets in the Consolidated Statements of Condition. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for credit losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount, limited to the initial fair value recorded at the date of transfer, and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2022 and 2021, other real estate owned totaled $9.9 million and $4.3 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquisition over the fair value of net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. In accordance with accounting standards, goodwill is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. Intangible assets which have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Intangible assets which have indefinite lives are evaluated each reporting date to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite useful life can no longer be supported for such asset, the intangible asset will be amortized prospectively over the remaining estimated useful life. If an indefinite useful life can be supported, the asset is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. The Company’s intangible assets having finite lives are amortized over varying periods not exceeding twenty years.

Bank-Owned Life Insurance ("BOLI")

The Company maintains BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets in the Consolidated Statements of Condition. Changes in the cash surrender values are included in non-interest income. At December 31, 2022 and 2021, BOLI totaled $157.3 million and $157.7 million, respectively.

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

Forward currency and commodity contracts used to manage foreign exchange risk and commodity price risk, respectively, associated with certain assets are accounted for as derivatives and are not designated in hedging relationships. Such derivatives are recorded at fair value based on prevailing currency and commodity exchange rates at the measurement date. Changes in the fair values of these derivatives are recognized in earnings as non-interest income during the period of change.

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

Stock-Based Compensation Plans

In accordance with ASC 718, “Compensation — Stock Compensation,” compensation cost is measured as the fair value of the awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and a Monte-Carlo simulation model is used to estimate the fair value of performance awards with a market condition metric. The market price of the Company’s stock at the date of grant is used to estimate the fair value of time-vested restricted stock awards and performance awards with a performance metric. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Leases - Certain Leases with Variable Lease Payments

In July 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842), Lessors – Certain Leases with Variable Lease Payments” which amends lessor lease classification requirements to allow leases with variable lease payments that are not dependent on a reference index or rate to be classified and accounted for as an operating lease, provided the lease would have been classified as a sales-type or direct financing lease and the lessor would have otherwise recognized a day-one loss. The Company adopted ASU No. 2021-05 as of January 1, 2022. As the Company has adopted ASC Topic 842, this guidance was applied retrospectively to leases that commenced or were modified after the adoption of ASC Topic 842 and prospectively to leases that commence or are modified after January 1, 2022. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Disclosure of Government Assistance Received

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance,” which improves transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance received, specifically transactions with a government, which are accounted for by analogizing to a grant or contribution model. The Company adopted ASU No. 2021-10 as of January 1, 2022. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional relief for contracts modified as a result of reference rate reform meeting certain modification criteria, generally allowing an entity to account for contract modifications occurring due to reference rate reform as an event that does not require contract remeasurement or reassessment of a previous accounting determination at the modification date. The guidance also includes temporary optional expedients intended to provide relief from various hedge effectiveness requirements for hedging relationships affected by reference rate reform, provided certain criteria are met, and allows a one-time election to sell or transfer to either available-for-sale or trading any held-to-maturity (“HTM”) debt securities that refer to an interest rate affected by reference rate reform and were classified as HTM prior to January 1, 2020. Additionally, in January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provided additional clarification that certain optional expedients and exceptions noted above apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of reference rate reform. This guidance was effective upon issuance and was able to be applied prospectively, with certain exceptions, through December 31, 2022.

In November 2020, federal and state banking regulators issued the “Interagency Policy Statement on Reference Rates for Loans" to reiterate that a specific replacement rate for loans impacted by reference rate reform has not been endorsed and entities may utilize any replacement reference rate determined to be appropriate based on its funding model and customer needs. As discussed in the “Interagency Policy Statement on Reference Rates for Loans,” fallback language should be included in lending contracts to provide for use of a robust fallback rate if the initial reference rate is discontinued. Additionally, federal banking regulators issued the “Interagency Statement on LIBOR Transition” acknowledging that the administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. As discussed in the “Interagency Statement on LIBOR Transition,” regulators encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly, safe and sound LIBOR transition. The Company has discontinued use of USD LIBOR in new contracts and continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06 “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848,” which updated the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities would no longer be permitted to apply the relief in Topic 848. The objective of Topic 848 is to provide relief during the temporary transition period, thus, the FASB included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. This guidance was effective upon issuance and can be applied prospectively, with certain exceptions, through December 31, 2024.

(2) Recent Accounting Pronouncements

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
Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which eliminates the separate recognition and measurement guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty, and requiring entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods therein. The amendments related to disclosures for loan modifications and the vintage disclosures should be applied under a prospective approach, while the guidance on TDRs should be applied using either a prospective or modified retrospective approach. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Fair Value Measurement - Equity Securities with Contractual Sale Restrictions

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which clarifies the guidance in ASC 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and also requires specific disclosures related to these types of securities. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein, and is to be applied under a prospective approach. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Legislation Issued Related to Stock Repurchases

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed by the President of the United States. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. These provisions are not expected to have a material impact on the Company's consolidated financial statements.

(3) Investment Securities

A summary of the available-for-sale and held-to-maturity investment securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2022 and 2021 is as follows:

	December 31, 2022				December 31, 2021
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$14,943	$5	$—	$14,948	$—	$—	$—	$—
U.S. government agencies	80,000	36	(5,814)	74,222	50,158	2,349	—	52,507
Municipal	173,861	230	(5,436)	168,655	161,618	4,193	(217)	165,594
Corporate notes:
Financial issuers	93,994	—	(9,291)	84,703	96,878	418	(2,599)	94,697
Other	1,000	2	—	1,002	1,000	7	—	1,007
Mortgage-backed: (1)
Mortgage-backed securities	3,308,494	238	(488,795)	2,819,937	1,901,005	32,830	(25,854)	1,907,981
Collateralized mortgage obligations	97,342	—	(17,792)	79,550	105,710	297	—	106,007
Total available-for-sale securities	$3,769,634	$511	$(527,128)	$3,243,017	$2,316,369	$40,094	$(28,670)	$2,327,793
Held-to-maturity securities
U.S. government agencies	$339,614	$—	$(75,293)	$264,321	$180,192	$201	$(3,314)	$177,079
Municipal	179,027	477	(4,066)	175,438	187,486	9,544	(223)	196,807
Mortgage-backed: (1)
Mortgage-backed securities	2,900,031	—	(583,682)	2,316,349	2,530,730	864	(47,622)	2,483,972
Collateralized mortgage obligations	164,151	—	(23,322)	140,829	—	—	—	—
Corporate notes	58,232	—	(5,348)	52,884	43,955	—	(1,119)	42,836
Total held-to-maturity securities	$3,641,055	$477	$(691,711)	$2,949,821	$2,942,363	$10,609	$(52,278)	$2,900,694
Less: Allowance for credit losses	(488)				(78)
Held-to-maturity securities, net of allowance for credit losses	$3,640,567				$2,942,285
Equity securities with readily determinable fair value	$115,552	$2,935	$(8,122)	$110,365	$86,989	$5,354	$(1,832)	$90,511
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $43.8 million as of December 31, 2022 and $37.5 million as of December 31, 2021. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward and no downward adjustments related to such observable price changes in 2022 or 2021. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such equity securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the years ended December 31, 2022 and December 31, 2021, the Company recorded $12.2 million and $2.4 million, respectively, of impairment of equity securities without readily determinable fair values.

The following tables present the portion of the Company’s available-for-sale investment securities portfolios which had gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021, respectively:

As of December 31, 2022	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	36,750	(3,250)	7,436	(2,564)	44,186	(5,814)
Municipal	88,433	(1,997)	41,642	(3,439)	130,075	(5,436)
Corporate notes:
Financial issuers	14,420	(580)	70,283	(8,711)	84,703	(9,291)
Other	—	—	—	—	—	—
Mortgage-backed: (1)
Mortgage-backed securities	1,185,885	(99,494)	1,578,200	(389,301)	2,764,085	(488,795)
Collateralized mortgage obligations	2,690	(190)	76,860	(17,602)	79,550	(17,792)
Total available-for-sale securities	$1,328,178	$(105,511)	$1,774,421	$(421,617)	$3,102,599	$(527,128)
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

As of December 31, 2021	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Municipal	47,726	(200)	850	(17)	48,576	(217)
Corporate notes:
Financial issuers	23,855	(1,145)	45,539	(1,454)	69,394	(2,599)
Other	—	—	—	—	—	—
Mortgage-backed: (1)
Mortgage-backed securities	742,743	(16,571)	221,350	(9,283)	964,093	(25,854)
Collateralized mortgage obligations	—	—	—	—	—	—
Total available-for-sale securities	$814,324	$(17,916)	$267,739	$(10,754)	$1,082,063	$(28,670)
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

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

The Company does not consider available-for-sale securities with unrealized losses at December 31, 2022 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at December 31, 2022 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (5) “Allowance for Credit Losses” for further discussion regarding any credit losses associated with held-to-maturity securities at December 31, 2022.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Realized gains on investment securities	$461	$1,252	$751
Realized losses on investment securities	(22)	(173)	(530)
Net realized gains on investment securities	439	1,079	221

Unrealized gains on equity securities with readily determinable fair value	1,154	2,688	4,265
Unrealized losses on equity securities with readily determinable fair value	(9,862)	(2,411)	(3,818)
Net unrealized (losses) gains on equity securities with readily determinable fair value	(8,708)	277	447

Upward adjustments of equity securities without readily determinable fair values	—	—	401
Downward adjustments of equity securities without readily determinable fair values	—	—	—
Impairment of equity securities without readily determinable fair values	(12,158)	(2,415)	(2,995)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(12,158)	(2,415)	(2,594)
Losses on investment securities, net	$(20,427)	$(1,059)	$(1,926)

Proceeds from sales of available-for-sale securities(1)	$—	$192,227	$502,250
Proceeds from sales of equity securities with readily determinable fair value	31,753	9,759	6,530
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,330	2,685	1,857
(1)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

Net losses on investment securities resulted in income tax benefit of $5.4 million, $282,000 and $513,000 in 2022, 2021 and 2020, respectively.

The amortized cost and fair value of investment securities as of December 31, 2022 and December 31, 2021, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2022		December 31, 2021
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$119,830	$119,275	$49,714	$49,822
Due in one to five years	63,644	61,701	72,382	73,850
Due in five to ten years	115,734	105,076	118,358	117,573
Due after ten years	64,590	57,478	69,200	72,560
Mortgage-backed	3,405,836	2,899,487	2,006,715	2,013,988
Total available-for-sale securities	$3,769,634	$3,243,017	$2,316,369	$2,327,793
Held-to-maturity securities
Due in one year or less	$1,340	$1,332	$2,976	$2,992
Due in one to five years	94,705	89,093	79,422	79,705
Due in five to ten years	115,318	113,758	106,713	112,667
Due after ten years	365,510	288,460	222,522	221,358
Mortgage-backed	3,064,182	2,457,178	2,530,730	2,483,972
Total held-to-maturity securities	$3,641,055	$2,949,821	$2,942,363	$2,900,694
Less: Allowance for credit losses	(488)		(78)
Held-to-maturity securities, net of allowance for credit losses	$3,640,567		$2,942,285

At December 31, 2022 and December 31, 2021, securities having a carrying value of $2.8 billion and $2.6 billion, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2022, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Balance:
Commercial	$12,549,164	$11,904,068
Commercial real estate	9,950,947	8,990,286
Home equity	332,698	335,155
Residential real estate	2,372,383	1,637,099
Premium finance receivables—property & casualty	5,849,459	4,855,487
Premium finance receivables—life insurance	8,090,998	7,042,810
Consumer and other	50,836	24,199
Total loans, net of unearned income	$39,196,485	$34,789,104
Mix:
Commercial	32%	34%
Commercial real estate	25	26
Home equity	1	1
Residential real estate	6	5
Premium finance receivables—property & casualty	15	14
Premium finance receivables—life insurance	21	20
Consumer and other	0	0
Total loans, net of unearned income	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $224.5 million and $135.5 million at December 31, 2022 and 2021, respectively.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $71.8 million at December 31, 2022 and $50.8 million at December 31, 2021.

Certain real estate loans, including mortgage loans held-for-sale, commercial, consumer, and home equity loans with balances totaling approximately $8.2 billion and $8.0 billion at December 31, 2022 and 2021, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2022, approximately $7.8 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $409.1 million of pledged loans was used to secure potential borrowings at the FRB discount window. At December 31, 2022 and 2021, the banks had outstanding borrowings of $2.3 billion and $1.2 billion, respectively, from the FHLB in connection with these collateral arrangements. See Note (11) “Federal Home Loan Bank Advances” for a summary of these borrowings.

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

(5) Allowance for Credit Losses

In accordance with ASC 326, the Company is required to measure the allowance for credit losses of financial assets with similar risk characteristics on a collective or pooled basis. In considering the segmentation of financial assets measured at amortized cost into pools, the Company considered various risk characteristics in its analysis. Generally, the segmentation utilized represents the level at which the Company develops and documents its systematic methodology to determine the allowance for credit losses for the financial asset held at amortized cost, specifically the Company’s loan portfolio and debt securities classified as held-to-maturity. Below is a summary of the Company’s loan portfolio segments and major debt security types:

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

Commercial real estate loans, including construction and development, and non-construction: The Company’s commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the underlying property (utilized in related assessment of individually assessed collateral dependent loans). Since most of the Company’s bank branches are located in the Chicago metropolitan area and southern Wisconsin, a significant portion of the Company’s commercial real estate loan portfolio is located in this region. As the risks and circumstances of such loans in construction phase vary from that of non-construction commercial real estate loans, the Company assesses the allowance for credit losses separately for these two segments.

Home equity loans: The Company’s home equity loans and lines of credit are primarily originated by each of the bank subsidiaries in their local markets where there is a strong understanding of the underlying real estate value. The Company’s banks monitor and manage these loans, and conduct an automated review of all home equity lines of credit at least twice per year. This review collects FICO and Bankruptcy scores for each home equity borrower and identifies situations where the credit strength of the borrower is declining. When other specific events occur that may influence repayment, information such as tax liens or judgments is collected. The bank subsidiaries use this information to manage loans that may be higher risk and to determine whether to obtain additional credit information or updated property valuations. In a limited number of cases, the Company may issue home equity credit together with first mortgage financing, and requests for such financing are evaluated on a combined basis.

Residential real estate loans, including early buy-out loans guaranteed by U.S. government agencies: The Company’s residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. The Company’s residential mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, for which we receive fee income. The Company also selectively retains certain of these loans within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. Since this loan portfolio consists primarily of locally originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company may face a relatively low risk of borrower default and delinquency. Collateral dependent residential real estate loans that are individually assessed when measuring the allowance for credit losses are primarily collateralized by such one-to-four family properties noted above. It is not the Company’s current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans.

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

Municipal securities: The Company’s municipal securities portfolio includes bond issues for various municipal government entities located throughout the United States, including the Chicago metropolitan area and southern Wisconsin, some of which are privately placed and non-rated. Though the risk of loss is typically low, default history exists on municipal securities within the United States.

Mortgage-backed securities: This security type includes debt obligations supported by pools of individual mortgage loans and issued by certain government-sponsored entities of the U.S. government such as Freddie Mac and Fannie Mae. Such securities are considered to contain an implicit guarantee of the U.S. government.

Corporate notes: The Company’s corporate notes portfolio includes bond issues for various public companies representing a diversified population of industries. The risk of loss in this portfolio is considered low based on the characteristics of the investments.

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such, accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company’s financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company’s Consolidated Statements of Condition and totaled $214.0 million at December 31, 2022 and $117.4 million at December 31, 2021.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at December 31, 2022 and 2021.

As of December 31, 2022 (In thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (includes PCD):
Commercial	$35,579	$462	$21,128	$56,696	$12,435,299	$12,549,164
Commercial real estate:
Construction and development	416	—	361	14,390	1,471,763	1,486,930
Non-construction	5,971	—	1,883	16,285	8,439,878	8,464,017
Home equity	1,487	—	—	2,152	329,059	332,698
Residential real estate loans, excluding early buy-out loans	10,171	—	4,364	9,982	2,183,078	2,207,595
Premium finance receivables
Property & casualty insurance loans	13,470	15,841	14,926	40,557	5,764,665	5,849,459
Life insurance loans	—	17,245	5,260	68,725	7,999,768	8,090,998
Consumer and other	6	49	18	224	50,539	50,836
Total loans, net of unearned income, excluding early buy-out loans	$67,100	$33,597	$47,940	$209,011	$38,674,049	$39,031,697
Early buy-out loans guaranteed by U.S. government agencies (1)	31,279	47,450	984	1,584	83,491	164,788
Total loans, net of unearned income	$98,379	$81,047	$48,924	$210,595	$38,757,540	$39,196,485

As of December 31, 2021 (In thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (includes PCD):
Commercial	$20,399	$15	$24,262	$43,861	$11,815,531	$11,904,068
Commercial real estate
Construction and development	1,377	—	—	2,809	1,352,018	1,356,204
Non-construction	20,369	—	284	37,634	7,575,795	7,634,082
Home equity	2,574	—	—	1,120	331,461	335,155
Residential real estate loans, excluding early buy-out loans	16,440	—	982	12,145	1,576,704	1,606,271
Premium finance receivables
Property & casualty insurance loans	5,433	7,210	15,490	22,419	4,804,935	4,855,487
Life insurance loans	—	7	12,614	66,651	6,963,538	7,042,810
Consumer and other	477	137	34	509	23,042	24,199
Total loans, net of unearned income, excluding early buy-out loans	$67,069	$7,369	$53,666	$187,148	$34,443,024	$34,758,276
Early buy-out loans guaranteed by U.S. government agencies (1)	—	—	—	275	30,553	30,828
Total loans, net of unearned income	$67,069	$7,369	$53,666	$187,423	$34,473,577	$34,789,104
(1)Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.
Credit Quality Indicators

Credit quality indicators, specifically the Company’s internal risk rating systems, reflect how the Company monitors credit losses and represents factors used by the Company when measuring the allowance for credit losses. The following discusses the Company’s credit quality indicators by financial asset.

Loan portfolios

The Company’s ability to manage credit risk depends in large part on its ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which credit management personnel assign a credit risk rating (1 to 10 rating, with higher scores indicating higher risk) to each loan at the time of origination and review loans on a regular basis. For loans measured at amortized cost, these credit risk ratings are also an important aspect of the Company’s allowance for credit losses measurement methodology. The credit risk rating structure and classifications are shown below:

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

Early buy-out loans guaranteed by U.S. government agencies: These loans are measured at fair value and thus excluded from the measurement of the allowance for credit losses. Credit risk rating assigned to such loans are considered in the measurement of fair value as well as related guarantees provided by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at December 31, 2022:

As of December 31, 2022	Year of Origination							Revolving	Total
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$2,740,821	$2,314,421	$1,064,680	$631,670	$460,898	$847,955	$3,999,401	$42,699	$12,102,545
Special mention	6,780	71,263	10,279	27,533	36,874	17,972	85,813	1,232	257,746
Substandard accrual	13,560	42,091	26,252	17,104	5,078	2,902	46,297	10	153,294
Substandard nonaccrual/doubtful	574	5,958	2,278	25,481	197	1,091	—	—	35,579
Total commercial, industrial and other	$2,761,735	$2,433,733	$1,103,489	$701,788	$503,047	$869,920	$4,131,511	$43,941	$12,549,164
Construction and development
Pass	$413,322	$470,162	$261,173	$124,818	$36,591	$90,294	$12,000	$—	$1,408,360
Special mention	—	517	14,341	23,312	16,778	82	—	—	55,030
Substandard accrual	2,132	—	8,355	—	100	12,537	—	—	23,124
Substandard nonaccrual/doubtful	—	—	—	—	—	416	—	—	416
Total construction and development	$415,454	$470,679	$283,869	$148,130	$53,469	$103,329	$12,000	$—	$1,486,930
Non-construction
Pass	$1,908,428	$1,530,812	$1,045,330	$851,041	$589,268	$2,149,357	$181,096	$19,790	$8,275,122
Special mention	5,114	12,556	6,377	18,225	31,849	41,236	—	—	115,357
Substandard accrual	—	—	832	8,507	23,330	34,898	—	—	67,567
Substandard nonaccrual/doubtful	—	—	—	—	349	5,622	—	—	5,971
Total non-construction	$1,913,542	$1,543,368	$1,052,539	$877,773	$644,796	$2,231,113	$181,096	$19,790	$8,464,017
Home equity
Pass	$198	$—	$—	$56	$—	$5,445	$312,183	$—	$317,882
Special mention	—	1	—	—	255	991	2,598	148	3,993
Substandard accrual	—	—	—	—	—	7,530	910	896	9,336
Substandard nonaccrual/doubtful	—	—	118	18	—	1,251	100	—	1,487
Total home equity	$198	$1	$118	$74	$255	$15,217	$315,791	$1,044	$332,698
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$901	$9,424	$21,662	$19,700	$113,101	$—	$—	$164,788
Pass	787,652	835,672	228,945	120,596	49,710	150,024	—	—	2,172,599
Special mention	3,523	1,720	2,100	1,602	1,897	5,247	—	—	16,089
Substandard accrual	1,214	1,981	1,111	149	428	3,853	—	—	8,736
Substandard nonaccrual/doubtful	112	416	767	2,176	1,269	5,431	—	—	10,171
Total residential real estate	$792,501	$840,690	$242,347	$146,185	$73,004	$277,656	$—	$—	$2,372,383
Premium finance receivables - property & casualty
Pass	$5,682,665	$55,275	$6,833	$1,707	$—	$—	$—	$—	$5,746,480
Special mention	84,728	462	25	—	—	—	—	—	85,215
Substandard accrual	3,965	329	—	—	—	—	—	—	4,294
Substandard nonaccrual/doubtful	10,798	2,621	51	—	—	—	—	—	13,470
Total premium finance receivables - property & casualty	$5,782,156	$58,687	$6,909	$1,707	$—	$—	$—	$—	$5,849,459
Premium finance receivables - life
Pass	$510,675	$779,057	$1,055,247	$931,276	$726,763	$4,080,764	$—	$—	$8,083,782
Special mention	—	4,999	—	—	—	2,217	—	—	7,216
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$510,675	$784,056	$1,055,247	$931,276	$726,763	$4,082,981	$—	$—	$8,090,998
Consumer and other
Pass	$2,921	$1,592	$252	$481	$388	$12,407	$32,566	$—	$50,607
Special mention	10	2	—	3	—	135	3	—	153
Substandard accrual	17	1	—	—	—	43	9	—	70
Substandard nonaccrual/doubtful	—	6	—	—	—	—	—	—	6
Total consumer and other	$2,948	$1,601	$252	$484	$388	$12,585	$32,578	$—	$50,836
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$901	$9,424	$21,662	$19,700	$113,101	$—	$—	$164,788

Pass	12,046,682	5,986,991	3,662,460	2,661,645	1,863,618	7,336,246	4,537,246	62,489	38,157,377
Special mention	100,155	91,520	33,122	70,675	87,653	67,880	88,414	1,380	540,799
Substandard accrual	20,888	44,402	36,550	25,760	28,936	61,763	47,216	906	266,421
Substandard nonaccrual/doubtful	11,484	9,001	3,214	27,675	1,815	13,811	100	—	67,100
Total loans	$12,179,209	$6,132,815	$3,744,770	$2,807,417	$2,001,722	$7,592,801	$4,672,976	$64,775	$39,196,485

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

As of December 31, 2022	Year of Origination						Total
(In thousands)	2022	2021	2020	2019	2018	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$160,000	$147,802	$25,000	$4,000	$—	$2,812	$339,614
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$160,000	$147,802	$25,000	$4,000	$—	$2,812	$339,614
Municipal
1-4 internal grade	$1,045	$7,001	$269	$159	$7,401	$163,153	$179,027
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$1,045	$7,001	$269	$159	$7,401	$163,153	$179,027
Mortgage-backed securities
1-4 internal grade	$616,478	$2,447,704	$—	$—	$—	$—	$3,064,182
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$616,478	$2,447,704	$—	$—	$—	$—	$3,064,182
Corporate notes
1-4 internal grade	$14,963	$—	$6,010	$7,312	$3,182	$26,765	$58,232
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$14,963	$—	$6,010	$7,312	$3,182	$26,765	$58,232
Total held-to-maturity securities							$3,641,055
Less: Allowance for credit losses							(488)
Held-to-maturity securities, net of allowance for credit losses							$3,640,567

Measurement of Allowance for Credit Losses

The Company’s allowance for credit losses consists of the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity debt security losses. In accordance with ASC 326, the Company measures the allowance for credit losses at the time of origination or purchase of a financial asset, representing an estimate of lifetime expected credit losses on the related asset. When developing its estimate, the Company considers available information relevant to assessing the collectability of cash flows, from both internal and external sources. Historical credit loss experience is one input in the estimation process as well as inputs relevant to current conditions and reasonable and supportable forecasts. In considering past events, the Company considers the relevance, or lack thereof, of historical information due to changes in such things as financial asset underwriting or collection practices, and changes in portfolio mix due to changing business plans and strategies. In considering current conditions and forecasts, the Company considers both the current economic environment and the forecasted direction of the economic environment with emphasis on those factors deemed relevant to or driving changes in expected credit losses. As significant judgment is required, the review of the appropriateness of the allowance for credit losses is performed quarterly by various committees with participation by the Company’s executive management.

	December 31,	December 31,
(In thousands)	2022	2021
Allowance for loan losses	$270,173	$247,835
Allowance for unfunded lending-related commitments losses	87,275	51,818
Allowance for loan losses and unfunded lending-related commitments losses	357,448	299,653
Allowance for held-to-maturity securities losses	488	78
Allowance for credit losses	$357,936	$299,731

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis and incorporates third party economic forecasts. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company’s financial assets. Currently, the Company utilizes an eight quarter forecast period using Moody’s baseline scenario from November 2022, which is reviewed within the Company’s governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are only considered when either (1) the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable, or (2) the expected extension, renewal or modification is reasonably expected to result in a TDR. The methodologies discussed above are applied to both current asset balances on the Company’s Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful as well as assets currently classified or expected to be classified as TDRs. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company’s segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of December 31, 2022, excluding loans carried at fair value, substandard nonaccrual and doubtful loans totaling $21.1 million in carrying balance had no related allowance for credit losses. For certain accruing current and expected TDRs, expected credit losses are measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset. As of December 31, 2022, there were no loans identified as being reasonably expected to be modified into TDRs in the future.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of the activity in the allowance for credit losses by loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses) for the years ended December 31, 2022 and 2021 is as follows:

Year Ended December 31, 2022 (In thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$119,307	$144,583	$10,699	$8,782	$15,859	$423	299,653
Other adjustments	—	—	—	—	(108)	—	(108)
Charge-offs	(14,141)	(1,379)	(432)	(471)	(14,275)	(1,081)	(31,779)
Recoveries	4,748	701	319	77	5,522	136	11,503
Provision for credit losses	32,855	40,447	(3,013)	3,197	3,673	1,020	78,179
Allowance for credit losses at period end	$142,769	$184,352	$7,573	$11,585	$10,671	$498	$357,448
By measurement method:
Individually evaluated for impairment	$5,973	$61	$50	$715	$—	$—	$6,799
Collectively evaluated for impairment	136,796	184,291	7,523	10,870	10,671	498	350,649
Loans at period end:
Individually evaluated for impairment	$38,042	$21,435	$10,351	$20,300	$—	$69	$90,197
Collectively evaluated for impairment	12,511,122	9,929,512	322,347	2,172,151	13,940,457	50,767	38,926,356
Loans held at fair value	—	—	—	179,932	—	—	179,932

Year Ended December 31, 2021 (In thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$94,212	$243,603	$11,437	$12,459	$17,777	$422	$379,910
Initial allowance for credit losses recognized on PCD assets acquired during the period (1)	470	—	—	—	—	—	470
Other adjustments	—	—	—	—	3	—	3
Charge-offs	(20,801)	(3,293)	(336)	(1,082)	(9,020)	(487)	(35,019)
Recoveries	2,559	1,304	1,203	330	7,989	184	13,569
Provision for credit losses	42,867	(97,031)	(1,605)	(2,925)	(890)	304	(59,280)
Allowance for credit losses at period end	$119,307	$144,583	$10,699	$8,782	$15,859	$423	$299,653
By measurement method:
Individually evaluated for impairment	$5,196	$2,237	$192	$899	$—	$28	$8,552
Collectively evaluated for impairment	114,111	142,346	10,507	7,883	15,859	395	291,101
Loans at period end:
Individually evaluated for impairment	$24,530	$30,167	$14,656	$23,306	$—	$611	$93,270
Collectively evaluated for impairment	11,879,538	8,960,119	320,499	1,575,195	11,898,297	23,588	34,657,236
Loan held at fair value	—	—	—	38,598	—	—	38,598
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

For the year ending December 31, 2022, the Company recognized an approximately $78.2 million provision for credit losses related to loans and lending agreements, including an approximately $40.4 million provision for credit losses related to the commercial real estate portfolio. The increased provision was primarily the result of changes in the macroeconomic forecast, specifically the Company’s macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index primarily impacting the commercial real estate portfolio and Baa corporate credit spreads) as well as growth experienced by the Company in 2022 in various loan portfolios. While uncertainties remain regarding expected economic performance, macroeconomic forecasts as of December 31, 2022 assume that the impact of those uncertainties is more severe compared to that assumed at December 31, 2021. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, positive loan risk rating migration and net charge-offs in 2022 totaled $20.3 million.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Statements of Condition. For the years ended December 31, 2022 and December 31, 2021, the Company recognized approximately $410,000 and $17,000, respectively, of provision for credit losses related to held-to-maturity securities. At December 31, 2022 and December 31, 2021, the Company did not identify any losses within its portfolio that would be deemed a credit loss and require additional measurement of an allowance for credit losses.

TDRs

At December 31, 2022, the Company had $41.1 million in loans modified in TDRs. The $41.1 million in TDRs represents 191 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

TDRs are individually assessed at the time of modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve. Each TDR was individually assessed at December 31, 2022 and approximately $871,000 of allowance for credit losses was measured through the Company’s normal reserving methodology.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At December 31, 2022, the Company had $1.6 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $59.5 million and $9.6 million at December 31, 2022 and 2021, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2022, 2021, and 2020 which represent TDRs:

Year ended December 31, 2022	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(In thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$468	4	$305	1	$85	2	$248	—	$—
Commercial real estate
Non-construction	3	8,833	1	1,178	1	1,178	3	8,833	—	—
Residential real estate and other	32	4,076	31	4,075	20	3,002	—	—	—	—
Total loans	40	$13,377	36	$5,558	22	$4,265	5	$9,081	—	$—

Year ended December 31, 2021	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(In thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	16	$5,074	7	$847	1	$300	—	$—	—	$—
Commercial real estate
Non-construction	5	2,944	4	2,401	2	656	1	113	—	—
Residential real estate and other	43	5,851	40	5,683	17	4,123	9	4,227	—	—
Total loans	64	$13,869	51	$8,931	20	$5,079	10	$4,340	—	$—

Year ended December 31, 2020	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(In thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	21	$12,362	17	$8,089	1	$991	6	$4,436	1	$432
Commercial real estate
Non-construction	18	19,281	15	14,657	3	921	8	5,853	—	—
Residential real estate and other	85	14,229	70	13,721	38	5,809	1	190	—	—
Total loans	124	$45,872	102	$36,467	42	$7,721	15	$10,479	1	$432

(1)TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

During the year ended December 31, 2022, $13.4 million, or 40 loans, were determined to be TDRs, compared to $13.9 million, or 64 loans, and $45.9 million, or 124 loans, in the years ended 2021 and 2020, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 69 months in 2022 compared to 83 months in 2021 and 14 months in 2020. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 88 basis points, compared to 137 basis points and 129 basis points during the years ended December 31, 2022, 2021, and 2020, respectively. Interest-only payment terms were approximately eight months during the year ended 2022 compared to three months and 12 months for the years ended 2021 and 2020, respectively. Additionally, no principal balances were forgiven on the loans noted above in 2022 and 2021 compared to $453,000 principal balance forgiven during 2020.

The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2022, 2021, and 2020, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2022				Year Ended December 31, 2021				Year Ended December 31, 2020
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(In thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$468	2	$185	16	$5,074	1	$199	21	$12,362	7	$4,041
Commercial real-estate
Non-construction	3	8,833	—	—	5	2,944	3	2,276	18	19,281	12	14,343
Residential real estate and other	32	4,076	3	524	43	5,851	2	116	85	14,229	8	834
Total loans	40	$13,377	5	$709	64	$13,869	6	$2,591	124	$45,872	27	$19,218
(1)Total TDRs represent all loans restructured in TDRs during the year indicated.
(2)TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(6) Mortgage Servicing Rights (“MSRs”)

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2022, 2021 and 2020:

	December 31,	December 31,	December 31,
(In thousands)	2022	2021	2020
Fair value at beginning of year	$147,571	$92,081	$85,638
Additions from loans sold with servicing retained	46,221	72,754	71,077
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	(176)	(749)	(1,291)
Payoffs and paydowns	(23,455)	(34,788)	(32,579)
Changes in valuation inputs or assumptions	60,064	18,273	(30,764)
Fair value at end of year	$230,225	$147,571	$92,081
Unpaid principal balance of mortgage loans serviced for others	$14,052,596	$13,126,254	$10,833,135

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

Periodically the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of December 31, 2022, see Note (21) “Derivative Financial Instruments” in Item 8 of this report. There were no such options or swaps outstanding as of December 31, 2021.

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

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(In thousands)	January 1, 2022	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2022
Community banking	$545,671	$—	$—	$—	$545,671
Specialty finance	40,105	—	—	(1,625)	38,480
Wealth management	69,373	—	—	—	69,373
Total	$655,149	$—	$—	$(1,625)	$653,524

The specialty finance segment’s goodwill decreased $1.6 million in 2022 as a result of foreign currency translation adjustments related to prior Canadian acquisitions.

The Company assesses each reporting unit’s goodwill for impairment on at least an annual basis and considers potential indicators of impairment at each reporting date between annual goodwill impairment tests. At October 1, 2022, the Company utilized a qualitative approach for its annual goodwill impairment tests of the banking, specialty finance and wealth management reporting units and determined that no impairment existed at that time.

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. The Company assessed whether events and circumstances as of each reporting date in 2022 resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. As of December 31, 2022, the Company identified no indicators of goodwill impairment subsequent to its analysis as of October 1, 2022 within the community banking, specialty finance or wealth management reporting units and the Company determined it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of December 31, 2022 is as follows:

	December 31,
(In thousands)	2022	2021
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206
Accumulated amortization	(42,501)	(38,067)
Net carrying amount	$12,705	$17,139
Trademark with indefinite lives:
Carrying amount	5,800	5,800
Total net carrying amount	$18,505	$22,939
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,962	$1,967
Accumulated amortization	(1,785)	(1,721)
Net carrying amount	$177	$246
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430
Accumulated amortization	(16,926)	(15,308)
Net carrying amount	$3,504	$5,122
Total acquisition-related intangible assets:
Gross carrying amount	$83,398	$83,403
Accumulated amortization	(61,212)	(55,096)
Total acquisition-related intangible assets, net	$22,186	$28,307

Estimated amortization for the year-ended:
2023	$4,658
2024	3,259
2025	2,552
2026	1,954
2027	1,449

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

Total amortization expense associated with finite-lived intangibles in 2022, 2021 and 2020 was $6.1 million, $7.7 million and $11.0 million, respectively.

(9) Premises, Software and Equipment, Net

A summary of premises, software and equipment at December 31, 2022 and 2021 is as follows:

	December 31,
(In thousands)	2022	2021
Land	$166,707	$168,057
Buildings and leasehold improvements	674,887	667,680
Furniture, equipment and computer software	307,468	329,314
Construction in progress	27,498	17,742
	$1,176,560	$1,182,793
Less: Accumulated depreciation and amortization	411,762	416,388
Total premises, software, and equipment, net	$764,798	$766,405

Depreciation and amortization expense related to premises, software and equipment totaled $53.1 million in 2022, $54.0 million in 2021 and $46.4 million in 2020.

(10) Deposits

The following is a summary of deposits at December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Balance:
Non-interest bearing	$12,668,160	$14,179,980
NOW and interest-bearing demand deposits	5,591,986	4,646,944
Wealth management deposits	2,463,833	2,612,759
Money market	12,886,795	12,840,432
Savings	4,556,635	3,846,681
Time certificates of deposit	4,735,135	3,968,789
Total deposits	$42,902,544	$42,095,585
Mix:
Non-interest bearing	30%	34%
NOW and interest-bearing demand deposits	13	11
Wealth management deposits	5	6
Money market	30	31
Savings	11	9
Time certificates of deposit	11	9
Total deposits	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, CDEC and trust and asset management customers of the Company.

The scheduled maturities of time certificates of deposit at December 31, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Due within one year	$3,627,816	$2,810,669
Due in one to two years	887,886	899,765
Due in two to three years	193,581	225,733
Due in three to four years	13,431	18,081
Due in four to five years	12,319	14,286
Due after five years	102	255
Total time certificate of deposits	$4,735,135	$3,968,789

The following table sets forth the scheduled maturities of uninsured deposits, specifically the portion of deposit balances in excess of the FDIC insurance limit of $250,000, at December 31, 2022 and 2021:

(In thousands)	2022	2021
Maturing within three months	$518,457	$140,250
After three but within six months	421,242	100,324
After six but within 12 months	232,120	137,400
After 12 months	165,353	173,527
Total	$1,337,172	$551,501

Time deposits in denominations of $250,000 or more were $2.0 billion and $1.2 billion at December 31, 2022 and 2021, respectively.
(11) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2022 and 2021, is as follows:

(In thousands)	2022	2021
0.00% advance due May 2022	$—	$75,000
4.31% advance due January 2023	290,000	—
0.00% advance due April 2024	442	442
2.98% advance due August 2024	25,000	25,000
0.00% advance due April 2026	629	629
2.05% variable-rate advance due January 2028	—	100,000
2.18% advance due February 2029	—	440,000
1.36% advance due December 2029	—	100,000
1.11% advance due February 2030	—	500,000
1.76% advance due August 2032	250,000	—
1.93% advance due August 2032	250,000	—
2.81% advance due September 2032	500,000	—
3.08% advance due September 2032	500,000	—
2.96% advance due December 2032	250,000	—
2.98% advance due December 2032	250,000	—
Total FHLB advances	$2,316,071	$1,241,071

FHLB advances consist of obligations of the banks and are collateralized by qualifying commercial and residential real estate and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $2.1 billion at December 31, 2022.

FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs. Unamortized prepayment fees are amortized as an adjustment to interest expense using the effective interest method.

In 2022, the Company was required to repay approximately $1.1 billion of FHLB advances prior to the respective maturity date as a result of call date terms within the related agreements. Approximately $1.0 billion of the FHLB advances outstanding at December 31, 2022 currently have varying put or call dates over the next 12 months ranging from January 2023 to December 2023. At December 31, 2022, the weighted average contractual interest rate on FHLB advances was 2.88%.

(12) Subordinated Notes

At December 31, 2022, the Company had outstanding subordinated notes totaling $437.4 million compared to $436.9 million at December 31, 2021. In 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024.

In connection with the issuance of subordinated notes in 2019 and 2014, the Company incurred costs totaling $3.3 million and $1.3 million, respectively. These costs are a direct deduction from the carrying amount of the subordinated notes and are amortized to interest expense using the effective interest method. At December 31, 2022, the unamortized balances of costs for both issuances were approximately $2.6 million. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(13) Other Borrowings

The following is a summary of other borrowings at December 31, 2022 and 2021:

(In thousands)	2022	2021
Notes payable	$199,793	$80,319
Short-term borrowings	17,612	9,198
Other	61,267	63,292
Secured borrowings	317,942	341,327
Total other borrowings	$596,614	$494,136

Notes Payable

On September 18, 2018, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consisted of a $150.0 million term loan facility and a $100.0 million revolving credit facility. On December 12, 2022, the Company entered into an amendment and restatement of the Credit Agreement pursuant to the Amended and Restated Credit Agreement dated as of December 12, 2022, among the Company and the unaffiliated banks named therein as lenders and agents (the “Amended and Restated Credit Agreement”). In connection with the entry into the Amended and Restated Credit Agreement, the outstanding term loan under the existing Credit Agreement was paid in full pursuant to the terms thereof.

The Amended and Restated Credit Agreement provides for, among other things, an increase to the term loan facility to $200.0 million, an extension of the maturity date for the revolving credit facility to December 11, 2023, and an extension of the maturity date for the term loan facility to December 12, 2027. The Amended and Restated Credit Agreement also provides for certain administrative changes and the modification of certain financial covenants that must be met by the Company for so long as any amounts or commitments under the Amended and Restated Credit Agreement are still outstanding.

Borrowings under the Amended and Restated Credit Agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 75 basis points plus (2) the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points, and (c) Term SOFR for a one-month tenor in effect on such day plus 110 basis points. Borrowings under the Amended and Restated Credit Agreement that are considered “Term SOFR Loans” bear interest at a rate equal to the sum of (1) 160 basis points plus (2) Term SOFR for the applicable interested period. A commitment fee is payable quarterly in arrears in an amount equal to 0.30% of the actual daily amount by which the lenders’ commitments under the revolving credit facility exceeded the amount outstanding under such facility. The Company is required to make monthly or quarterly (as applicable) payments of interest in respect of all loans under the Amended and Restated Credit Agreement, and quarterly payments of principal in respect of the loans under the term loan facility.

Borrowings under the Amended and Restated Credit Agreement are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. As of December 31, 2022, the Company was in compliance with all such covenants. The term loan facility and revolving credit facility under the Amended and Restated Credit Agreement are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

The term debt facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. Unamortized costs paid by the Company in relation to the issuance of the revolving credit facility are classified in other assets on the Consolidated Statements of Condition.
As of December 31, 2022, the outstanding principal balance under the term loan facility was $199.8 million and there was no outstanding principal balance under the revolving credit facility.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. These borrowings totaled $17.6 million and $9.2 million at December 31, 2022 and 2021, respectively. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2022, the Company had pledged securities related to its customer balances in sweep accounts of $173.0 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of December 31, 2022 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities pledged	$173,000
Excess collateral	155,388
Securities sold under repurchase agreements	$17,612

Other Borrowings

Other borrowings represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note relates to and is secured by three office buildings owned by the Company. At December 31, 2022, the Fixed-Rate Promissory Note had a balance of $61.3 million compared to $63.3 million at December 31, 2021. Under the Fixed-Rate Promissory Note, during the twelve months ended December 31, 2022, the Company made monthly principal and interest payments. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At December 31, 2022, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings primarily represent transactions to sell an undivided co-ownership interest in all receivables owed to the Company’s subsidiary, First Insurance Funding of Canada (“FIFC Canada”). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). Amendments to the Receivables Purchase Agreement since issuance increased the total payments to C$420 million and extended the maturity date to December 15, 2023. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2022, the translated balance of the secured borrowing totaled $309.7 million compared to $332.2 million at December 31, 2021. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus 78 basis points.

The remaining $8.2 million within secured borrowings at December 31, 2022 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

(14) Junior Subordinated Debentures

As of December 31, 2022, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2022 and 2021. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2022		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2022	2021			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	7.33%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	7.55	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	7.35	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	6.72	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	26,238	L+1.45	6.20	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	6.40	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	7.44	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	7.44	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	7.75	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	15,464	L+1.75	6.52	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	3,609	L+1.62	6.39	06/2007	09/2037	06/2012
Total			$253,566	$253,566		6.87%

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At December 31, 2022, the weighted average contractual interest rate on the junior subordinated debentures was 6.87%. Prior to 2021, the Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. Such interest rate swaps matured in 2021 and no separate hedging derivatives were outstanding at December 31, 2022 related to the variable cash flows on any balance of the junior subordinated debentures. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

Under the Adjustable Interest Rate (LIBOR) Act (“AIRLA”) and Part 253 of Regulation ZZ (Rule 253), after June 30, 2023, the interest rate on the junior subordinated debentures will, by operation of law, change their base rate from USD LIBOR to CME Term SOFR of the same tenor, plus an applicable tenor spread adjustment. CME Term SOFR is an indicative, forward-looking measurement of daily overnight SOFR. CME Term SOFR is published by CME Group Inc., as administrator of that rate. The calculation agent for any series of the junior subordinated debentures may also make additional administrative conforming changes to the terms of that series of the junior subordinated debentures under AIRLA and Rule 253.

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

At December 31, 2022, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(15) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Years Ended
Revenue from contracts with customers	Location in income statement	December 31, 2022	December 31, 2021	December 31, 2020
Brokerage and insurance product commissions	Wealth management	$17,668	$20,710	$18,731
Trust	Wealth management	33,460	21,930	18,392
Asset management	Wealth management	75,486	81,379	63,213
Total wealth management		126,614	124,019	100,336
Mortgage broker fees	Mortgage banking	854	787	368
Service charges on deposit accounts	Service charges on deposit accounts	58,574	54,168	45,023
Administrative services	Other non-interest income	6,713	5,689	4,385
Card related fees	Other non-interest income	11,474	9,210	7,579
Other deposit related fees	Other non-interest income	13,490	13,299	12,439
Total revenue from contracts with customers		$217,719	$207,172	$170,130

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Contract assets	$—	$—

Contract liabilities	$1,282	$1,588

Mortgage broker fees receivable	$20	$73
Administrative services receivable	279	68
Wealth management receivable	9,642	11,748
Card related fees receivable	571	921
Total receivables from contracts with customer	$10,512	$12,810

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $1.3 million and $898,000 for the years ended December 31, 2022 and 2021, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated—2023	$932
Estimated—2024	250
Estimated—2025	100
Total	$1,282

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

(16) Lease Commitments

The following tables provide a summary of lease costs and future required fixed payments related to the Company’s leasing arrangements in which it is the lessee:

Year Ended
(Dollars in thousands)	December 31, 2022
Operating lease cost	$22,767
Finance lease cost:
Amortization of right-of-use asset	219
Interest on lease liability	291
Short-term lease cost	302
Variable lease cost	2,966
Sublease income	(73)
Total lease cost	$26,472

Cash paid for amounts included in the measurement of operating lease liabilities	$25,379
Cash paid for amounts included in the measurement of finance lease liabilities	337
Right-of-use asset obtained in exchange for new operating lease liabilities	7,832
Right-of-use asset obtained in exchange for new finance lease liabilities	—
Weighted average remaining lease term - operating leases	11.4 years
Weighted average remaining lease term - finance leases	38.0 years
Weighted average discount rate - operating leases	3.99%
Weighted average discount rate - finance leases	3.43%

(In thousands)	Payments
2023	$21,494
2024	21,513
2025	20,453
2026	18,566
2027	17,584
2028 and thereafter	115,255
Total minimum future amounts	$214,865
Impact of measuring the lease liability on a discounted basis	(48,127)
Total lease liability	$166,738

In addition to the lessee arrangements discussed above, the Company also leases certain owned premises and receives rental income from such lessor agreements. Gross rental income related to the Company’s buildings totaled $7.8 million, $7.8 million and $8.7 million, in 2022, 2021 and 2020, respectively. The approximate annual gross rental receipts under noncancelable agreements with remaining terms in excess of one year as of December 31, 2022, are as follows (in thousands):

Receipts
2023	$4,066
2024	2,861
2025	2,253
2026	1,745
2027	1,108
2028 and thereafter	3,674
Total minimum future amounts	$15,707

(17) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Current income taxes:
Federal	$116,976	$118,723	$75,154
State	48,633	48,847	19,194
Foreign	3,207	6,936	6,501
Total current income taxes	$168,816	$174,506	$100,849
Deferred income taxes:
Federal	$18,560	$794	$284
State	(1,183)	(3,597)	(2,834)
Foreign	4,680	(58)	(1,508)
Total deferred income taxes	$22,057	$(2,861)	$(4,058)
Total income tax expense	$190,873	$171,645	$96,791

The Company’s income before income taxes in 2022, 2021 and 2020 includes $27.7 million, $23.1 million and $15.4 million, respectively, of foreign income attributable to its Canadian subsidiary.

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

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income tax expense using the statutory Federal income tax rate of 21% on income before taxes	$147,117	$133,937	$81,854
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(3,936)	(2,605)	(2,970)
State taxes, net of federal tax benefit	37,328	35,747	20,098
Income earned on bank owned life insurance	(102)	(1,169)	(956)
(Excess) deficient tax benefits on share based compensation	(2,278)	(1,906)	466
Meals, entertainment and related expenses	1,506	1,208	992
FDIC insurance expense	6,014	5,676	4,605
Non-deductible compensation expense	2,361	1,799	398
Foreign subsidiary, net	2,376	2,011	2,080
Tax benefits related to tax credits, net	(338)	(1,145)	(1,902)
Release of state uncertain tax positions	—	—	(7,173)
Other, net	825	(1,908)	(701)
Income tax expense	$190,873	$171,645	$96,791

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Deferred tax assets:
Net unrealized losses on securities included in other comprehensive income	$140,002	$—
Allowance for credit losses	95,389	$79,879
Right-of-use liability	44,277	47,312
Deferred compensation	26,411	26,301
Stock-based compensation	11,196	5,762
Federal net operating loss carryforward	1,003	1,870
Nonaccrued interest	875	1,098
Loans	819	1,344
Other	4,497	4,652
Total gross deferred tax assets	324,469	168,218
Deferred tax liabilities:
Equipment leasing	138,198	122,711
Premises and equipment	51,058	56,377
Right-of-use asset	36,484	38,973
Capitalized servicing rights	59,928	37,528
Goodwill and intangible assets	12,636	10,577
Deferred loan fees and costs	5,061	967
Net unrealized gains on derivatives included in other comprehensive income	2,364	9,836
Net unrealized gains on securities included in other comprehensive income	—	3,169
Other	1,387	3,835
Total gross deferred tax liabilities	307,116	283,973
Net deferred tax assets (liabilities)	$17,353	$(115,755)

Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2022 because it is more likely than not that these assets could be realized through future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company’s historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company has Federal net operating loss (“NOL”) carryforwards of $4.8 million that begin to expire in 2029 through 2037 and are subject to IRC Section 382 annual limitation. The NOL carryforwards were a result of acquisitions.

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Unrecognized tax benefits at beginning of year	$—	$—	$10,840
Gross increases for tax positions taken in current period	—	—	—
Gross decreases for positions taken in prior periods	—	—	(10,571)
Settlements with taxing authorities	—	—	(269)
Unrecognized tax benefits at end of year	$—	$—	$—

At December 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. Interest and penalties on unrecognized tax positions are recorded in income tax expense. There was no interest income accrued on unrecognized tax benefits at December 31, 2022 or December 31, 2021. Interest and penalties are included in the liability for uncertain tax positions, but are not included in the unrecognized tax benefits rollforward presented above. As of December 31, 2022, the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business, we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company’s U.S. federal income tax returns are open and subject to audit for the 2019 tax return year forward, and in general, the Company’s state income tax returns are open and subject to audit from the 2019 tax return year forward, subject to individual state statutes of limitation. The Company has extended the statute of limitations on certain state income tax returns for tax years 2015 through 2018 due to an ongoing audit. The Company’s Canadian subsidiary’s Canadian income tax returns are also subject to audit for the 2019 tax return year forward.

(18) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

In May 2022, the Company’s shareholders approved the 2022 Stock Incentive Plan (“the 2022 Plan”) which provides for the issuance of up to 1,200,000 shares of common stock plus any shares of common stock that were available for awards under the 2015 Stock Incentive Plan (“the 2015 Plan”) as of the effective date of the 2022 Plan. The 2022 Plan replaced the 2015 Plan, and similarly, the 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) and the 2007 Plan replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2022 Plan, 2015 Plan, 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2022 Plan has substantially similar terms to the predecessor plans. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2022 Plan. All grants made after the approval of the 2022 Plan are made pursuant to the 2022 Plan. As of December 31, 2022, approximately 1.6 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

The Plans permit the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted share or unit awards, performance awards and other incentive awards valued in whole or in part by reference to the Company’s common stock, all on a stand-alone, combination or tandem basis. The Company historically awarded stock-based compensation in the form of time-vested non-qualified stock options and time-vested restricted share unit awards (“restricted shares”). The grants of options provide for the purchase of shares of the Company’s common stock at the fair market value of the stock on the date the options are granted. Stock options generally vest ratably over periods of three to five years and have a maximum term of ten years from the date of grant. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. LTIP grants in 2022 and 2021 consisted of a combination of performance-based stock awards with a performance condition metric, performance-based stock awards with a market condition metric and time-vested restricted shares, and in 2020 consisted of a combination of performance-based stock awards and performance-based cash awards (both with a performance condition metric) and time vested restricted shares. LTIP grants from 2017 through 2019 consisted of a combination of performance-based stock awards and performance-based cash awards, and prior to 2017, nonqualified stock options were in the mix of award types. Stock options granted under the LTIP have a term of seven years and generally vest equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. Performance-based stock awards with a market condition metric are contingent on the total shareholder return performance over a three-year period relative to the KBW Regional Bank Index. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested and shares are issued. Shares that are vested but are not issuable pursuant to deferred compensation arrangements accrue additional shares based on the value of dividends otherwise paid. Except in limited circumstances, awards granted pursuant to the Plans are canceled upon termination of employment without any payment of consideration by the Company.

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair value of restricted share and performance-based stock awards with a performance metric is determined based on the average of the high and low trading prices on the grant date. The fair value of performance stock awards with a market condition metric is determined using a Monte Carlo simulation model and the fair value of stock options is estimated using a Black-Scholes option-pricing model. The Monte Carlo simulation model and the Black-Scholes option-pricing model require the input of highly subjective assumptions and are sensitive to changes in the award’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimates. Management periodically reviews and adjusts the assumptions used to calculate the fair value of such awards when granted. No options have been granted since 2016.

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

Stock-based compensation expense recognized in the Consolidated Statements of Income was $31.7 million, $16.2 million and $(4.9) million and the related tax benefits (expense) were $7.0 million, $3.7 million and $(914,000) in 2022, 2021 and 2020, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2020	755,332	$42.43
Exercised	(229,061)	42.29
Forfeited or canceled	(5,608)	44.34
Outstanding at December 31, 2020	520,663	$42.47	1.9	$9,694
Exercisable at December 31, 2020	512,762	$42.46	1.8	$9,555
Outstanding at January 1, 2021	520,663	$42.47
Exercised	(326,626)	42.97
Forfeited or canceled	(590)	46.86
Outstanding at December 31, 2021	193,447	$41.62	1.4	$9,518
Exercisable at December 31, 2021	191,898	$41.57	1.3	$9,451
Outstanding at January 1, 2022	193,447	$41.62
Exercised	(123,924)	41.89
Forfeited or canceled	(1,430)	40.87
Outstanding at December 31, 2022	68,093	$41.14	1.1	$2,954
Exercisable at December 31, 2022	68,093	$41.14	1.1	$2,954
Vested or expected to vest at December 31, 2022	68,093	$41.14	1.1	$2,954
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

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was $6.7 million, $11.7 million and $4.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.8 million, $3.1 million and $1.1 million for 2022, 2021 and 2020, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2022, 2021 and 2020 was $5.2 million, $14.0 million and $9.7 million, respectively.

A summary of the Plans’ restricted share activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022		2021		2020
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	476,813	$61.33	234,794	$59.02	144,328	$60.37
Granted	225,680	95.93	276,311	63.96	117,571	60.85
Vested and issued	(68,541)	64.49	(19,673)	68.92	(20,441)	74.42
Forfeited or canceled	(23,797)	75.84	(14,619)	63.66	(6,664)	73.54
Outstanding at end of year	610,155	$73.21	476,813	$61.33	234,794	$59.02
Vested, but deferred, at year end	96,920	$53.08	95,465	$52.52	93,969	$52.11

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022		2021		2020
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	557,255	$62.94	482,608	$71.15	465,515	$74.37
Granted	160,598	97.14	208,851	58.99	170,032	63.61
Added by performance factor at vesting	—	—	—	—	48,831	72.59
Vested and issued	—	—	—	—	(180,789)	72.59
Forfeited or canceled	(172,474)	71.52	(134,204)	86.30	(20,981)	72.46
Outstanding at end of year	545,379	$70.30	557,255	$62.94	482,608	$71.15
Vested, but deferred, at year end	35,696	$44.38	35,160	$43.69	34,609	$43.14

At December 31, 2022, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount was approximately 800,000 shares.

The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock is based on the fair value of the shares on the issue date, and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock in 2022 was $580,000 more than the expected tax benefit for those shares; in 2021 the actual tax benefit was $40,000 more than the expected tax benefit for those shares and in 2020 the actual tax benefit was $848,000 less than the expected tax benefit for those shares. These differences in actual and expected tax benefits were recorded to income tax expense.

As of December 31, 2022, there was $37.8 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $4.5 million, $1.5 million and $14.7 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company had no expense related to the CIRP in 2022, 2021 and 2020, and no awards were paid in those years. There were no outstanding awards under this plan at December 31, 2022.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Eligible participants that have contributed to the 401(k) Plans are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $16.2 million in 2022, $15.6 million in 2021, and $13.8 million in 2020.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1,

2015, the purchase price of the shares of common stock is equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. During 2022, 2021 and 2020, 40,421, 44,021 and 75,763, shares of common stock, respectively, were purchased by participants and no compensation expense was recorded. The Company plans to continue to offer common stock through this ESPP on an ongoing basis and, in 2021, increased the shares authorized under the ESPP by 200,000 shares. At December 31, 2022, the Company had an obligation to issue 8,638 shares of common stock to participants and had 212,472 shares available for future grants under the ESPP.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2020, an additional 200,000 shares were authorized under the DDFS Plan. During 2022, 2021 and 2020, a total of 59,174 shares, 23,909 shares and 19,928 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2022, the Company has an obligation to issue 313,409 shares of common stock to directors and has 121,119 shares available for future grants under the DDFS Plan.

(19) Regulatory Matters

Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2022, 2021 and 2020, cash dividends totaling $52.0 million, $145.0 million and $253.0 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of December 31, 2022, the banks had approximately $703.8 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. In March 2020, the FRB adopted a rule to amend its reserve regulation which included lowering the reserve requirement to zero percent. As a result, at December 31, 2022, 2021, and 2020 there were no reserve balances required to be maintained at the FRB.

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

As reflected in the following table, the Company met all minimum capital requirements at December 31, 2022 and 2021:

	2022	2021
Total capital to risk weighted assets	11.9%	11.6%
Tier 1 capital to risk weighted assets	10.0	9.6
Common Equity Tier 1 capital to risk weighted assets	9.1	8.6
Tier 1 Leverage Ratio	8.8	8.0

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2022, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk weighted assets and Tier 1 leverage ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2022 and 2021 are presented in the following table:

	December 31, 2022				December 31, 2021
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$725,384	11.4%	$638,871	10.0%	$614,942	11.1%	$552,325	10.0%
Hinsdale Bank	441,317	11.7	378,007	10.0	370,363	11.3	327,716	10.0
Wintrust Bank	1,084,435	12.0	907,101	10.0	905,629	11.2	810,711	10.0
Libertyville Bank	242,482	12.0	201,695	10.0	203,893	11.4	179,719	10.0
Barrington Bank	387,113	11.5	337,499	10.0	362,019	11.6	313,373	10.0
Crystal Lake Bank	154,891	11.4	136,419	10.0	139,059	11.4	121,722	10.0
Northbrook Bank	409,571	11.3	362,342	10.0	338,912	11.2	303,915	10.0
Schaumburg Bank	169,428	11.3	149,425	10.0	148,108	11.0	134,208	10.0
Village Bank	256,537	11.3	226,399	10.0	219,017	11.0	198,923	10.0
Beverly Bank	223,808	11.5	195,237	10.0	189,349	11.4	166,645	10.0
Town Bank	314,351	11.3	278,704	10.0	273,185	11.3	241,598	10.0
Wheaton Bank	285,606	11.6	247,015	10.0	245,045	11.4	215,507	10.0
State Bank of the Lakes	167,023	11.3	147,369	10.0	145,438	11.3	129,304	10.0
Old Plank Trail Bank	211,437	11.5	183,269	10.0	190,402	11.5	165,493	10.0
St. Charles Bank	211,132	11.3	186,623	10.0	183,726	11.4	161,563	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$689,320	10.8%	$511,097	8.0%	$586,701	10.6%	$441,860	8.0%
Hinsdale Bank	416,762	11.0	302,406	8.0	352,916	10.8	262,173	8.0
Wintrust Bank	1,004,271	11.1	725,681	8.0	844,613	10.4	648,569	8.0
Libertyville Bank	225,766	11.2	161,356	8.0	191,716	10.7	143,775	8.0
Barrington Bank	373,830	11.1	269,999	8.0	353,629	11.3	250,698	8.0
Crystal Lake Bank	145,514	10.7	109,135	8.0	131,730	10.8	97,378	8.0
Northbrook Bank	383,691	10.6	289,874	8.0	320,243	10.5	243,132	8.0
Schaumburg Bank	160,061	10.7	119,540	8.0	141,228	10.5	107,367	8.0
Village Bank	238,246	10.5	181,120	8.0	206,828	10.4	159,138	8.0
Beverly Bank	206,714	10.6	156,189	8.0	179,487	10.8	133,316	8.0
Town Bank	297,499	10.7	222,963	8.0	262,859	10.9	193,278	8.0
Wheaton Bank	269,366	10.9	197,612	8.0	234,218	10.9	172,405	8.0
State Bank of the Lakes	159,399	10.8	117,895	8.0	138,266	10.7	103,443	8.0
Old Plank Trail Bank	201,864	11.0	146,615	8.0	177,956	10.8	132,394	8.0
St. Charles Bank	200,910	10.8	149,299	8.0	174,516	10.8	129,250	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$689,320	10.8%	$415,266	6.5%	$586,701	10.6%	$359,011	6.5%
Hinsdale Bank	416,762	11.0	245,705	6.5	352,916	10.8	213,015	6.5
Wintrust Bank	1,004,271	11.1	589,616	6.5	844,613	10.4	526,962	6.5
Libertyville Bank	225,766	11.2	131,102	6.5	191,716	10.7	116,817	6.5
Barrington Bank	373,830	11.1	219,374	6.5	353,629	11.3	203,692	6.5
Crystal Lake Bank	145,514	10.7	88,673	6.5	131,730	10.8	79,119	6.5
Northbrook Bank	383,691	10.6	235,522	6.5	320,243	10.5	197,545	6.5
Schaumburg Bank	160,061	10.7	97,126	6.5	141,228	10.5	87,235	6.5
Village Bank	238,246	10.5	147,160	6.5	206,828	10.4	129,300	6.5
Beverly Bank	206,714	10.6	126,904	6.5	179,487	10.8	108,319	6.5
Town Bank	297,499	10.7	181,157	6.5	262,859	10.9	157,039	6.5
Wheaton Bank	269,366	10.9	160,559	6.5	234,218	10.9	140,079	6.5
State Bank of the Lakes	159,399	10.8	95,790	6.5	138,266	10.7	84,048	6.5
Old Plank Trail Bank	201,864	11.0	119,125	6.5	177,956	10.8	107,571	6.5
St. Charles Bank	200,910	10.8	121,305	6.5	174,516	10.8	105,016	6.5

	December 31, 2022				December 31, 2021
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$689,320	8.8%	$391,452	5.0%	$586,701	8.3%	$353,846	5.0%
Hinsdale Bank	416,762	9.5	220,373	5.0	352,916	8.8	200,228	5.0
Wintrust Bank	1,004,271	10.7	469,415	5.0	844,613	9.2	461,082	5.0
Libertyville Bank	225,766	9.3	121,475	5.0	191,716	8.5	112,448	5.0
Barrington Bank	373,830	10.3	181,212	5.0	353,629	10.9	162,392	5.0
Crystal Lake Bank	145,514	9.5	76,780	5.0	131,730	9.7	67,711	5.0
Northbrook Bank	383,691	9.1	211,521	5.0	320,243	8.5	188,424	5.0
Schaumburg Bank	160,061	9.3	86,409	5.0	141,228	9.0	78,938	5.0
Village Bank	238,246	9.7	123,484	5.0	206,828	9.2	111,885	5.0
Beverly Bank	206,714	10.0	103,759	5.0	179,487	9.9	90,265	5.0
Town Bank	297,499	8.4	176,660	5.0	262,859	7.9	166,487	5.0
Wheaton Bank	269,366	9.0	148,942	5.0	234,218	8.1	144,949	5.0
State Bank of the Lakes	159,399	9.1	88,065	5.0	138,266	8.5	81,475	5.0
Old Plank Trail Bank	201,864	8.7	115,692	5.0	177,956	8.2	108,332	5.0
St. Charles Bank	200,910	9.6	104,431	5.0	174,516	9.1	95,638	5.0

Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2022, these business units met their minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $9.5 billion and $7.8 billion as of December 31, 2022 and 2021, respectively, and unused home equity lines totaled $796.9 million and $749.4 million as of December 31, 2022 and 2021, respectively. Standby and commercial letters of credit totaled $344.4 million at December 31, 2022 and $351.1 million at December 31, 2021.

In addition, at December 31, 2022 and 2021, the Company had approximately $181.0 million and $590.0 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $321.0 million at December 31, 2022 and $952.3 million at December 31, 2021. See Note (21) “Derivative Financial Instruments” in Item 8 of this report for further discussion on derivative instruments.

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

The Company sold approximately $3.1 billion of mortgage loans in 2022 and $7.4 billion in 2021. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was approximately $624,000 and $675,000 at December 31, 2022 and 2021, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $60,000 in 2022 as compared to $219,000 in 2021. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.

The Company had unfunded commitments to investment partnerships that qualify for CRA purposes totaling $50.9 million and $40.3 million as of December 31, 2022 and 2021, respectively. Of these commitments, on both reporting dates, $7.1 million related to legally-binding unfunded commitments for tax-credit investments and were included within other liabilities on the Consolidated Statements of Condition as of December 31, 2022 and 2021.

The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of Wintrust Investments for losses that it may sustain from the customer accounts introduced by Wintrust Investments. As of December 31, 2022 and 2021, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $15.8 million and $22.5 million, respectively. Wintrust Investments seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

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

Wintrust Mortgage California PAGA Matter

On May 24, 2022, a former Wintrust Mortgage employee filed a California Private Attorney General Act (“PAGA”) suit, not individually, but as representative of all Wintrust Mortgage’s California hourly employees, against Wintrust Mortgage in the Superior Court of San Diego County, California. Plaintiff alleges Wintrust Mortgage failed to provide: (i) accurate sick leave accrual and pay; (ii) overtime wages; (iii) accurately itemized wage statements; (iv) meal breaks and meal premiums; (v) timely payment of earned wages; (vi) payment of all earned wages; and (vii) payment of all vested vacation hours. Wintrust Mortgage disputes the validity of Plaintiff’s claims and believes, to the extent there were defects in complying with California law governing the payment of compensation to Plaintiff, such errors would have been de minimis. Plaintiff also has an arbitration agreement with a collective and class action waiver. On January 19, 2023, Wintrust Mortgage moved to compel arbitration. The court entered and continued the motion until June 23, 2023 and stayed further proceedings in anticipation of a California Supreme Court decision on PAGA arbitrations. We believe plaintiff’s allegations to be legally and factually meritless and otherwise lack sufficient information to estimate the amount of any potential liability.

Wintrust Mortgage Fair Lending Matter

On May 25, 2022, a Wintrust Mortgage customer filed a putative class action and asserted individual claims against Wintrust Mortgage and Wintrust Financial Corporation in the District Court for the Northern District of Illinois. Plaintiff alleges that Wintrust Mortgage discriminated against black/African American borrowers and brings class claims under the Equal Credit Opportunity Act, Sections 1981 and 1982 under Chapter 42 of the United States Code; and the Fair Housing Act of 1968. Plaintiff also asserts individual claims under theories of promissory estoppel, fraudulent inducement, and breach of contract. On September 23, 2022, Wintrust filed a motion to dismiss the plaintiff’s amended compliant. The motion to dismiss has been fully briefed and the parties are awaiting a decision by the court. We vigorously dispute these allegations, believe them to be legally and factually meritless, and otherwise lack sufficient information to estimate the amount of any potential liability.

Wintrust ERISA Matter

On July 29, 2022, a former Wintrust employee filed a class action in the District Court for the Northern District of Illinois asserting claims under the federal Employee Retirement Income Security Act (“ERISA”) against Wintrust. Plaintiff alleges Wintrust breached its fiduciary duty in the selection of BlackRock Target Date funds for inclusion in its 401(k) plan, that Wintrust failed to monitor the performance of those funds, and in the alternative, Wintrust should be liable for breach of trust. Plaintiff’s sole basis for the allegations is that BlackRock Target Date funds allegedly performed more poorly than two comparable funds over a three year period. On November 8, 2022, Wintrust filed a motion to dismiss the plaintiff’s amended complaint. The motion has been fully briefed. We believe plaintiff’s allegations to be legally and factually meritless and otherwise lack sufficient information to estimate the amount of any potential liability.

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

(21) Derivative Financial Instruments

The Company primarily enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying term (such as a rate, security price or price index or commodity price) as specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying term. Derivatives are also implicit in certain contracts and commitments.

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and collars to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; (4) covered call options to economically hedge specific investment securities and receive fee income, effectively enhancing the overall yield on such securities to compensate for net interest margin compression; and (5) options and swaps to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The Company also enters into derivatives (typically interest rate swaps and commodity forward contracts) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.

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

Changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges are recorded as a component of accumulated other comprehensive income or loss, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815 are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are corroborated by comparison with valuations provided by the respective counterparties. Fair values of certain mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans) are estimated based on changes in mortgage interest rates from the date of the loan commitment. The fair value of foreign currency derivatives is computed based on changes in foreign currency rates stated in the contract compared to those prevailing at the measurement date. Commodity derivative fair values are computed based on changes in the price per unit stated in the contract compared to those prevailing at the measurement date.

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2022 and December 31, 2021:

	Derivative Assets		Derivative Liabilities
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$—	$47,309	$58,198	$10,401
Interest rate derivatives designated as Fair Value Hedges	16,768	1,474	—	5,841
Total derivatives designated as hedging instruments under ASC 815	$16,768	$48,783	$58,198	$16,242

Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$269,670	$103,710	$271,109	$103,665
Interest rate lock commitments	1,711	10,560	58	885
Forward commitments to sell mortgage loans	220	1,625	414	1,878
Commodity forward contracts	257	—	162	—
Foreign exchange contracts	8,222	330	8,137	330
Total derivatives not designated as hedging instruments under ASC 815	$280,080	$116,225	$279,880	$106,758
Total Derivatives	$296,848	$165,008	$338,078	$123,000

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts to or from a counterparty in exchange for the Company receiving or paying fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the settlement of amounts in which the interest rate specified in the contract exceeds the agreed upon cap strike price or in which the interest rate specified in the contract is below the agreed upon floor strike price at the end of each period.

As of December 31, 2022, the Company had various interest rate collar derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of December 31, 2022:

(In thousands)	December 31, 2022
	Notional Amount	Fair Value Asset (Liability)
Interest Rate Collars:
1-month CME term SOFR; buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(20,446)
1-month CME term SOFR; buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	(1,473)
1-month CME term SOFR; buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(36,279)
Total Cash Flow Hedges	$3,000,000	$(58,198)
In the first quarter of 2022, the Company terminated interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $1.0 billion and a five-year term effective July 2022. At the time of termination, the fair value of the derivative contracts totaled an asset of $66.5 million, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. In the second quarter of 2022, the Company terminated two additional interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $500.0 million each effective since April 2020. The remaining terms of such derivative contracts were through March 2023 and April 2024 and, at the time of termination, the fair value of the derivative contracts totaled assets of $3.7 million and $10.7 million, respectively, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. In the fourth quarter of 2022, the Company terminated one additional interest rate collar derivative contract designated as a cash flow hedge of the Term Facility with a total notional value of $64.3 million effective since September 2018. The remaining term of such derivative contract was through September 2023 and, at the time of termination, the fair value of the derivative contract totaled an asset of $875,000, with such adjustments to fair value recorded in accumulated other comprehensive income or loss.
For all such terminations, as the hedged forecasted transactions (interest payments on variable rate deposits and the Term Facility) are still expected to occur over the remaining term of such terminated derivatives, such adjustments will remain in accumulated other comprehensive income or loss and be reclassified as a reduction to interest expense on a straight-line basis over the original term of the terminated derivative contracts.

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Years Ended December 31,
(In thousands)	2022	2021
Unrealized gain (loss) at beginning of period	$36,908	$(31,533)
Amount reclassified from accumulated other comprehensive income or loss to interest expense on deposits, loans, other borrowings and junior subordinated debentures	(3,319)	26,883
Amount of (loss) gain recognized in other comprehensive income or loss	(23,563)	41,558
Unrealized gain at end of period	$10,026	$36,908

As of December 31, 2022, the Company estimated that during the next 12 months, $11.0 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $20.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above, more than offset by estimated amounts to be reclassified as a reduction to interest income related to the interest rate collars noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2022, the Company has 14 interest rate swaps with an aggregate notional amount of $207.2 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of December 31, 2022:

		December 31, 2022
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$189,587	$(16,719)	$(107)
	Available-for-sale debt securities	923	(23)	—

The following table presents the gain or loss recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2022
Interest rate swaps	Interest and fees on loans	$10
	Interest income - investment securities	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most recently related to the LIBOR index. As of December 31, 2022, there were no interest rate caps outstanding that were designed to act as an economic hedge. During 2022, the Company terminated an interest rate cap derivative contract related to LIBOR that was not designated as an accounting hedge with a total notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2022, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $9.6 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from January 2023 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2022, the Company had interest rate lock commitments with an aggregate notional amount of approximately $121.6 million and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $321.0 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2022, the Company had commodity derivative transactions with an aggregate notional amount of approximately $3.6 million (all forward contracts with customers and third parties) related to this program. These commodity derivatives had maturity dates ranging from January 2023 to December 2023. There were no commodity derivatives outstanding as of December 31, 2021.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of December 31, 2022, the Company held foreign currency derivatives with an aggregate notional amount of approximately $226.2 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2022 or December 31, 2021.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. As of December 31, 2022, the Company held three interest rate derivatives with an aggregate notional value of $190.0 million for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio. There were no such options or swaps outstanding as of December 31, 2021.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Years Ended December 31,
Derivative	Location in income statement	2022	2021
Interest rate swaps and caps	Trading gains (losses), net	$3,603	$139
Mortgage banking derivatives	Mortgage banking revenue	(23,470)	(42,652)
Commodity contracts	Trading gains (losses), net	95	—
Foreign exchange contracts	Trading gains (losses), net	85	(10)
Covered call options	Fees from covered call options	14,133	3,673
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	(2,165)	—

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2022, there were no interest rate derivatives in a net liability position that were subject to such agreements. The fair value of such derivatives includes accrued interest related to these agreements.

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

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Gross Amounts Recognized	$286,438	$152,493	$329,307	$119,907
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$286,438	$152,493	$329,307	$119,907
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(64,100)	$(52,832)	$(64,100)	$(52,832)
Collateral Posted	(194,666)	(3,530)	—	(55,201)
Net Credit Exposure	$27,672	$96,131	$265,207	$11,874

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

Available-for-sale debt securities, trading account securities and equity securities with readily determinable fair value — Fair values for available-for-sale debt securities, trading account securities and equity securities with readily determinable fair value are typically based on prices obtained from independent pricing vendors. Securities measured with these valuation techniques are generally classified as Level 2 of the fair value hierarchy. Typically, standard inputs such as benchmark yields, reported trades for similar securities, issuer spreads, benchmark securities, bids, offers and reference data including market research publications are used to determine the fair value these securities. When these inputs are not available, broker/dealer quotes may be obtained by the vendor to determine the fair value of the security. We review the vendor’s pricing methodologies to determine if observable market information is being used, versus unobservable inputs. Fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy. The fair value of U.S. Treasury securities and certain equity securities with readily determinable fair value are based on unadjusted quoted prices in active markets for identical securities. As such, these securities are classified as Level 1 in the fair value hierarchy.

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

At December 31, 2022, the Company classified $117.5 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e., a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. For the year ended December 31, 2022, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2022 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale — The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At December 31, 2022, the Company classified $48.7 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at December 31, 2022 was 6.21%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.33% with a credit loss discount ranging from 0% to 12% at December 31, 2022.

Loans held-for-investment — The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At December 31, 2022, the Company classified $84.2 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at December 31, 2022 was 6.26%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 6.62% at December 31, 2022. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.8 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.77% with credit loss discounts ranging from 0% to 12% at December 31, 2022.

MSRs — Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At December 31, 2022, the Company classified $230.2 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at December 31, 2022 was 10.30% with discount rates applied ranging from 7% to 24%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0% to 100% or a weighted average prepayment speed of 6.62%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $75 and $343, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (6) “Mortgage Servicing Rights (“MSRs”)” for further discussion of MSRs.

Derivative instruments — The Company’s derivative instruments include interest rate swaps, caps and collars, commitments to fund mortgages for sale into the secondary market (interest rate locks), forward commitments to end investors for the sale of mortgage loans, commodity future contracts and foreign currency contracts. Interest rate swaps, caps and collars and commodity future contracts are valued by a third party, using models that primarily use market observable inputs, such as yield curves and commodity prices prevailing at the measurement date, and are classified as Level 2 in the fair value hierarchy. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio. The fair value for mortgage-related derivatives is based on changes in mortgage rates from the date of the commitments. The fair value of foreign currency derivatives is computed based on change in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

At December 31, 2022, the Company classified $1.7 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at December 31, 2022 was 86.12% with pull-through rates applied ranging from 35% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets — The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$14,948	$14,948	$—	$—
U.S. government agencies	74,222	—	74,222	—
Municipal	168,655	—	51,118	117,537
Corporate notes	85,705	—	85,705	—
Mortgage-backed	2,899,487	—	2,899,487	—
Trading account securities	1,127	—	1,127	—
Equity securities with readily determinable fair value	110,365	102,299	8,066	—
Mortgage loans held-for-sale	299,935	—	251,280	48,655
Loans held-for-investment	179,932	—	95,767	84,165
MSRs	230,225	—	—	230,225
Nonqualified deferred compensations assets	13,899	—	13,899	—
Derivative assets	296,848	—	295,137	1,711
Total	$4,375,348	$117,247	$3,775,808	$482,293
Derivative liabilities	$338,078	$—	$338,078	$—

	December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	52,507	—	52,507	—
Municipal	165,594	—	59,907	105,687
Corporate notes	95,704	—	95,704	—
Mortgage-backed	2,013,988	—	2,013,988	—
Trading account securities	1,061	—	1,061	—
Equity securities with readily determinable fair value	90,511	82,445	8,066	—
Mortgage loans held-for-sale	817,912	—	817,912	—
Loans held-for-investment	38,598	—	22,707	15,891
MSRs	147,571	—	—	147,571
Nonqualified deferred compensations assets	16,240	—	16,240	—
Derivative assets	165,008	—	154,448	10,560
Total	$3,604,694	$82,445	$3,242,540	$279,709
Derivative liabilities	$123,000	$—	$123,000	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2022 and 2021 for mortgage loans held- for-sale measured at fair value under ASC 825 was $308.9 million and $801.6 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $299.9 million and $817.9 million, respectively, as shown in the above tables. At December 31, 2022, $5.8 million of mortgage loans held-for-sale were classified as nonaccrual. Additionally, there were $44.0 million of loans past due greater than 90 days and still accruing interest within the mortgage loans held-for-sale portfolio as of December 31, 2022 compared to $125.5 million as of December 31, 2021. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio as of December 31, 2022 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans. The aggregate remaining contractual principal balance outstanding as of December 31, 2022 and 2021 for mortgage loans held- for-investment measured at fair value under ASC 825 was $184.0 million and $38.4 million, respectively, while the aggregate fair value of mortgage loans held-for-investment was $179.9 million and $38.6 million million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2022 and 2021 are summarized as follows:

(In thousands)	Municipal	Mortgage loans held-for-sale	U.S. government agencies	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2022	$105,687	$—	$—	$15,891	$147,571	$10,560
Total net gains (losses) included in:
Net income (1)	—	(2,749)	—	(4,177)	82,654	(8,849)
Other comprehensive income or loss	(8,766)	—	—	—	—	—
Purchases	60,546	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(39,930)	(43,434)	—	(38,319)	—	—
Net transfers into/(out of) Level 3	—	94,838	—	110,770	—	—
Balance at December 31, 2022	$117,537	$48,655	$—	$84,165	$230,225	$1,711

(In thousands)	Municipal	Mortgage loans held-for-sale	U.S. government agencies	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2021	$109,876	$—	$1,966	$10,280	$92,081	$48,091
Total net gains (losses) included in:
Net income (1)	—	—	(4)	(293)	55,490	(37,531)
Other comprehensive income or loss	(4,830)		(24)	—	—	—
Purchases	38,727	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(38,086)	—	(1,938)	(4,653)	—	—
Net transfers into/(out of) Level 3	—	—	—	10,557	—	—
Balance at December 31, 2021	$105,687	$—	$—	$15,891	$147,571	$10,560
(1)Changes in the balance of mortgage loans held-for-sale, MSRs and derivative assets related to fair value adjustments are recorded as a component of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2022.

	December 31, 2022				Year Ended December 31, 2022 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$69,019	$—	$—	$69,019	$16,595
Other real estate owned (1)	9,900	—	—	9,900	435
Total	$78,919	$—	$—	$78,919	$17,030
(1)Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

Individually assessed loans — In accordance with ASC 326, the allowance for credit losses for loans and other financial assets held at amortized cost should be measured on a collective or pooled basis when such assets exhibit similar risk characteristics. In instances in which a financial asset does not exhibit similar risk characteristics to a pool, the Company is required to measure such allowance for credit losses on an individual asset basis. For the Company’s loan portfolio, nonaccrual loans and TDRs are considered to not exhibit similar risk characteristics as pools and thus are individually assessed. Credit losses are measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Individually assessed loans are considered a fair value measurement where an allowance for credit loss is established based on the fair value of collateral. Appraised values on relevant real estate properties, which may require adjustments to market-based valuation inputs, are generally used on foreclosure probable and collateral-dependent loans within the real estate portfolios.

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (5) “Allowance for Credit Losses”. At December 31, 2022, the Company had $90.2 million of individually assessed loans classified as Level 3. Of the $90.2 million of individually assessed loans, $69.0 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $21.2 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At December 31, 2022, the Company had $9.9 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2022 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value

Measured at fair value on a recurring basis:
Municipal securities	$117,537	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	48,655	Discounted cash flows	Discount rate	6.21%	6.21%	Decrease
			Credit discount	0% - 12%	0.33%	Decrease
Loans held-for-investment	84,165	Discounted cash flows	Discount rate	6.21% - 6.75%	6.26%	Decrease
			Credit discount	0% - 12%	0.77%	Decrease
			Constant prepayment rate (CPR) - current loans	6.62%	6.62%	Decrease
			Average life - delinquent loans (in years)	1.4 years - 10.0 years	5.8 years	Decrease
MSRs	230,225	Discounted cash flows	Discount rate	7% - 24%	10.30%	Decrease
			Constant prepayment rate (CPR)	0% - 100%	6.62%	Decrease
			Cost of servicing	$70 - $200	$75	Decrease
			Cost of servicing - delinquent	$200 - $1,000	$343	Decrease
Derivatives	1,711	Discounted cash flows	Pull-through rate	35% - 100%	86.12%	Increase

Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	69,019	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	9,900	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$490,966	$490,966	$411,205	$411,205
Securities sold under agreements to repurchase with original maturities exceeding three months	—	—	700,000	700,000
Interest-bearing deposits with banks	1,988,719	1,988,719	5,372,603	5,372,603
Available-for-sale securities	3,243,017	3,243,017	2,327,793	2,327,793
Held-to-maturity securities	3,640,567	2,949,821	2,942,285	2,900,694
Trading account securities	1,127	1,127	1,061	1,061
Equity securities with readily determinable fair value	110,365	110,365	90,511	90,511
FHLB and FRB stock, at cost	224,759	224,759	135,378	135,378
Brokerage customer receivables	16,387	16,387	26,068	26,068
Mortgage loans held-for-sale, at fair value	299,935	299,935	817,912	817,912
Loans held-for-investment, at fair value	179,932	179,932	38,598	38,598
Loans held-for-investment, at amortized cost	39,016,553	38,018,678	34,750,506	35,297,878
Nonqualified deferred compensation assets	13,899	13,899	16,240	16,240
Derivative assets	296,848	296,848	165,008	165,008
Accrued interest receivable and other	379,719	379,719	268,921	268,921
Total financial assets	$49,902,793	$48,214,172	$48,064,089	$48,569,870
Financial Liabilities:
Non-maturity deposits	$38,167,409	$38,167,409	$38,126,796	$38,126,796
Deposits with stated maturities	4,735,135	4,085,058	3,968,789	3,965,372
FHLB advances	2,316,071	2,219,983	1,241,071	1,186,280
Other borrowings	596,614	569,342	494,136	494,670
Subordinated notes	437,392	409,395	436,938	472,684
Junior subordinated debentures	253,566	253,405	253,566	212,226
Derivative liabilities	338,078	338,078	123,000	123,000
Accrued interest payable	22,176	22,176	9,304	9,304
Total financial liabilities	$46,866,441	$46,064,846	$44,653,600	$44,590,332

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

Held-to-maturity securities — Held-to-maturity securities include U.S. Government-sponsored agency securities, municipal bonds issued by various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and mortgage-backed securities. Fair values for held-to-maturity securities are typically based on prices obtained from independent pricing vendors. In accordance with ASC 820, the Company has generally categorized these held-to-maturity securities as a Level 2 fair value measurement. Fair values for certain other held-to-maturity securities are based on the bond pricing methodology discussed previously related to certain available-for-sale securities. In accordance with ASC 820, the Company has categorized these held-to-maturity securities as a Level 3 fair value measurement.

Loans held-for-investment, at amortized cost — Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are analyzed by type such as commercial, residential real estate, etc. Each category is further segmented by interest rate type (fixed and variable) and term. For variable-rate loans that reprice frequently, estimated fair values are based on carrying values. The fair value of residential loans is based on secondary market sources for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for other fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect credit and interest rate risks inherent in the loan. In accordance with ASC 820, the Company has categorized loans as a Level 3 fair value measurement.

Deposits with stated maturities — The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently in effect for deposits of similar remaining maturities. In accordance with ASC 820, the Company has categorized deposits with stated maturities as a Level 3 fair value measurement.

FHLB advances — The fair value of FHLB advances is obtained from the FHLB, which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. In accordance with ASC 820, the Company has categorized FHLB advances as a Level 3 fair value measurement.

Subordinated notes — The fair value of the subordinated notes is based on a market price obtained from an independent pricing vendor. In accordance with ASC 820, the Company has categorized subordinated notes as a Level 2 fair value measurement.

Junior subordinated debentures — The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows. In accordance with ASC 820, the Company has categorized junior subordinated debentures as a Level 3 fair value measurement.

(23) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2022 and 2021 is as follows:

	2022	2021
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	60,797,270	58,891,780
Shares outstanding	60,794,008	57,054,091
Cash dividend per share	$1.36	$1.24
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	5,011,500	5,011,500
Shares outstanding	5,011,500	5,011,500

The Company reserves shares of its authorized common stock specifically for the 2022 Plan, the ESPP and the DDFS. The reserved shares and these plans are detailed in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans”.

Common Stock Offering

In June 2022, the Company sold a total of 3,450,000 shares of its common stock through a public offering. Net proceeds to the Company totaled approximately $285.7 million, net of estimated issuance costs.

Series D Preferred Stock

In June 2015, the Company issued and sold 5,000,000 shares of fixed-to-floating non-cumulative perpetual preferred stock, Series D, liquidation preference $25 per share (the “Series D Preferred Stock”) for $125.0 million in a public offering. When, as and if declared, dividends on the Series D Preferred Stock are payable quarterly in arrears at a fixed rate of 6.50% per annum from the original issuance date to, but excluding, July 15, 2025, and from (and including) that date (as currently specified in the certificate of designations and subject to the below) at a floating rate equal to three-month LIBOR plus a spread of 4.06% per annum. Under the Adjustable Interest Rate (LIBOR) Act (“AIRLA”) and Part 253 of Regulation ZZ (Rule 253), the dividend rate on the Series D Preferred Stock will, by operation of law, change from 3-month USD LIBOR to 3-month CME Term SOFR plus a statutory tenor spread adjustment of 0.26161%. Consequently, for each floating rate period, commencing on July 15, 2025, any dividends will be paid at a rate of the then-current 3-month CME Term SOFR plus 0.26161%, plus the spread of 4.06% per annum. The calculation agent for the Series D Preferred Stock may also make additional administrative conforming changes to the terms of the Series D Preferred Stock under AIRLA and Rule 253.

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

Other

At the January 2023 Board of Directors meeting, a quarterly cash dividend of $0.40 per share of common stock ($1.60 on an annualized basis) was declared. It was paid on February 23, 2023 to shareholders of record as of February 9, 2023.
Accumulated Other Comprehensive Income or Loss
The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$8,724	$27,111	$(31,743)	$4,092
Other comprehensive loss during the period, net of tax, before reclassifications	(394,332)	(17,295)	(17,217)	(428,844)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(321)	(2,435)	—	(2,756)
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(128)	—	—	(128)
Net other comprehensive loss during the period, net of tax	$(394,781)	$(19,730)	$(17,217)	$(431,728)
Balance at December 31, 2022	$(386,057)	$7,381	$(48,960)	$(427,636)

Balance at January 1, 2021	$70,737	$(23,090)	$(32,265)	$15,382
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(61,047)	30,482	522	(30,043)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(789)	19,719	—	18,930
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(177)	—	—	(177)
Net other comprehensive (loss) income during the period, net of tax	$(62,013)	$50,201	$522	$(11,290)
Balance at December 31, 2021	$8,724	$27,111	$(31,743)	$4,092

Balance at January 1, 2020	$14,982	$(13,141)	$(36,519)	$(34,678)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	56,086	(23,497)	4,254	36,843
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(162)	13,548	—	13,386
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(169)	—	—	(169)
Net other comprehensive income (loss) during the period, net of tax	$55,755	$(9,949)	$4,254	$50,060
Balance at December 31, 2020	$70,737	$(23,090)	$(32,265)	$15,382

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the Years Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	December 31,		Impacted Line on the Consolidated Statements of Income
	2022	2021
	(In thousands)
Accumulated unrealized gains on available-for-sale securities
Gains included in net income	$439	$1,079	Gains (losses) on investment securities, net
	439	1,079	Income before taxes
Tax effect	(118)	(290)	Income tax expense
Net of tax	$321	$789	Net income

Accumulated unrealized gains (losses) on derivative instruments
Amount reclassified to interest income on loans	$1,443	$—	Interest on loans
Amount reclassified to interest expense on deposits	(5,675)	19,640	Interest on deposits
Amount reclassified to interest expense on other borrowings	913	2,560	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	—	4,683	Interest on junior subordinated debentures
	3,319	(26,883)	Income before taxes
Tax effect	(884)	7,164	Income tax expense
Net of tax	$2,435	$(19,719)	Net income

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

For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note (10) “Deposits” for more information on these deposits. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment’s risk-weighted assets.

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in Note (1) “Summary of Significant Accounting Policies”. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2022
Net interest income	$1,180,198	$246,681	$38,304	$1,465,183	$30,179	$1,495,362
Provision for credit losses	74,184	4,405	—	78,589	—	78,589
Non-interest income	298,572	97,701	124,609	520,882	(59,829)	461,053
Non-interest expense	926,298	172,784	107,839	1,206,921	(29,650)	1,177,271
Income tax expense	128,939	46,286	15,648	190,873	—	190,873
Net income	$349,349	$120,907	$39,426	$509,682	$—	$509,682
Total assets at end of year	$41,368,200	$9,826,254	$1,755,195	$52,949,649	$—	$52,949,649
2021
Net interest income	$868,477	$197,958	$31,939	$1,098,374	$26,583	$1,124,957
Provision for credit losses	(60,309)	1,046	—	(59,263)	—	(59,263)
Non-interest income	422,698	95,822	128,951	647,471	(61,351)	586,120
Non-interest expense	912,296	143,526	111,490	1,167,312	(34,768)	1,132,544
Income tax expense	120,092	40,040	11,513	171,645	—	171,645
Net income	$319,096	$109,168	$37,887	$466,151	$—	$466,151
Total assets at end of year	$40,253,818	$8,382,722	$1,505,603	$50,142,143	$—	$50,142,143
2020
Net interest income	$808,443	$177,025	$30,612	$1,016,080	$23,827	$1,039,907
Provision for credit losses	206,774	7,446	—	214,220	—	214,220
Non-interest income	469,187	86,268	103,438	658,893	(54,704)	604,189
Non-interest expense	855,797	118,560	96,615	1,070,972	(30,877)	1,040,095
Income tax expense	51,439	36,956	8,396	96,791	—	96,791
Net income	$163,620	$100,331	$29,039	$292,990	$—	$292,990
Total assets at end of year	$36,769,640	$7,015,590	$1,295,538	$45,080,768	$—	$45,080,768

(25) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Statements of Financial Condition

	December 31,
(In thousands)	2022	2021
Assets
Cash	$266,350	$181,157
Available-for-sale debt securities and equity securities with readily determinable fair value	14,771	17,089
Investment in and receivable from subsidiaries	5,282,530	4,966,720
Goodwill	8,371	8,371
Other assets	360,309	354,148
Total assets	$5,932,331	$5,527,485

Liabilities and Shareholders’ Equity
Other liabilities	$183,475	$194,681
Subordinated notes	437,392	436,938
Other borrowings	261,060	143,612
Junior subordinated debentures	253,566	253,566
Shareholders’ equity	4,796,838	4,498,688
Total liabilities and shareholders’ equity	$5,932,331	$5,527,485

Statements of Income

	Years Ended December 31,
(In thousands)	2022	2021	2020
Income
Dividends and other revenue from subsidiaries	$120,151	$211,774	$317,839
Other (losses) income	(12,969)	2,763	(1,890)
Total income	$107,182	$214,537	$315,949
Expenses
Interest expense	$36,522	$38,293	$39,581
Salaries and employee benefits	138,466	109,142	75,179
Other expenses	155,744	139,816	113,886
Total expenses	$330,732	$287,251	$228,646
(Loss) income before income taxes and equity in undistributed income of subsidiaries	$(223,550)	$(72,714)	$87,303
Income tax benefit	70,490	56,529	42,745
(Loss) income before equity in undistributed net income of subsidiaries	$(153,060)	$(16,185)	$130,048
Equity in undistributed net income of subsidiaries	662,742	482,336	162,942
Net income	$509,682	$466,151	$292,990

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2022	2021	2020
Operating Activities:
Net income	$509,682	$466,151	$292,990
Adjustments to reconcile net income to net cash provided by operating activities
Losses (gains) on available-for-sale debt securities and equity securities with readily determinable fair value, net	7,018	(1,794)	(192)
Depreciation and amortization	27,642	28,783	22,224
Deferred income tax (benefit) expense	(2,773)	(5,350)	11,336
Stock-based compensation expense	13,632	6,769	(2,813)
(Increase) decrease in other assets	(7,116)	6,598	4,838
(Decrease) increase in other liabilities	(6,107)	1,225	2,388
Equity in undistributed net income of subsidiaries	(662,742)	(482,336)	(162,942)
Net Cash (Used for) Provided by Operating Activities	$(120,764)	$20,046	$167,829

Investing Activities:
Capital contributions to subsidiaries, net	$(69,000)	$(27,000)	$(12,000)
Other investing activity, net	(30,872)	(22,877)	(40,127)
Net Cash Used for Investing Activities	$(99,872)	$(49,877)	$(52,127)

Financing Activities:
Increase (decrease) in subordinated notes, other borrowings and junior subordinated debentures, net	$117,381	$(23,274)	$(2,690)
Proceeds from the issuance of common stock, net	285,729	—	—
Proceeds from issuance of Series E Preferred Stock, net	—	—	277,613
Issuance of common shares resulting from exercise of stock options and employee stock purchase plan	11,233	19,824	15,059
Dividends paid	(108,210)	(98,629)	(85,890)
Common stock repurchases under authorized program	—	(9,540)	(92,055)
Common stock repurchases for tax withholdings related to stock-based compensation	(304)	—	(1,377)
Net Cash Provided by (Used for) Financing Activities	$305,829	$(111,619)	$110,660

Net Increase (Decrease) in Cash and Cash Equivalents	$85,193	$(141,450)	$226,362
Cash and Cash Equivalents at Beginning of Year	181,157	322,607	96,245
Cash and Cash Equivalents at End of Year	$266,350	$181,157	$322,607

(26) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2022, 2021 and 2020:

(In thousands, except per share data)		2022	2021	2020
Net income		$509,682	$466,151	$292,990
Less: Preferred stock dividends		27,964	27,964	21,377
Net income applicable to common shares	(A)	$481,718	$438,187	$271,613

Weighted average common shares outstanding	(B)	59,205	56,994	57,523
Effect of dilutive potential common shares:
Common stock equivalents		886	792	496
Weighted average common shares and effect of dilutive potential common shares	(C)	60,091	57,786	58,019
Net income per common share:
Basic	(A/B)	$8.14	$7.69	$4.72
Diluted	(A/C)	8.02	7.58	4.68

Potentially dilutive common shares can result from stock options, restricted stock unit awards and shares to be issued under the ESPP and the DDFS Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2022, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2022, the Company's system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria. Ernst & Young LLP (PCAOB ID 42), the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
Founder and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wintrust Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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
February 28, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 25, 2023 (the “Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Executive Officers of the Company,” “Board of Directors, Committees and Governance” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement under the captions “Executive Compensation - Compensation Discussion & Analysis,” “Director Compensation” “Compensation Committee Interlocks and Insider Participation” “CEO Pay Ratio Disclosure” and “Compensation Committee Report” and is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the materials under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” that will be included in the Company’s Proxy Statement.

The following table summarizes information as of December 31, 2022, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	85,000	—	—
WTFC 2007 Stock Incentive Plan	24,054	—	—
WTFC 2015 Stock Incentive Plan	1,333,630	$1.66	—
WTFC 2022 Stock Incentive Plan	21,910	—	1,600,800
WTFC Employee Stock Purchase Plan	—	—	221,110
WTFC Directors Deferred Fee and Stock Plan	—	—	434,528
	1,464,594	$1.51	2,256,438
Equity compensation plans not approved by security holders (1)
N/A	—	—	—
Total	1,464,594	$1.51	2,256,438
(1)Excludes 13,875 shares of the Company’s common stock issuable pursuant to the exercise of options granted under the plan of STC Bancshares Corporation. The weighted average exercise price of these options is $42.18. No additional awards will be made under this plan.

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Consolidated Statements of Condition as of December 31, 2022 and 2021
•Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
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

3.4	Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.3	Form of Subordinated Indenture between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 6, 2020).

4.4	Form of Depositary Receipt (incorporated by reference as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2020).

172

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

10.4	Third Amendment, dated as of September 14, 2021, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2021).

10.5	Fourth Amendment, dated as of December 23, 2021, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2021).

10.6	Fifth Amendment, dated as of September 13, 2022, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2022).

10.7	Amended and Restated Credit Agreement, dated as of December 12, 2022, by and among Wintrust Financial Corporation, as Borrower, the lenders who are party to the Agreement and the lenders who may become a party to the Agreement pursuant to terms hereof, as Lenders, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2022).

10.8	Receivables Purchase Agreement, dated as of December 16, 2014, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.9	First Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2015, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.10	Second Amending Agreement to the Receivables Purchase Agreement, dated September 9, 2016, by and among First Insurance Funding of Canada, Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.11	Third Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2017, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.12	Fourth Amending Agreement to the Receivables Purchase Agreement, dated June 29, 2018, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.13	Fifth Amending Agreement to the Receivables Purchase Agreement, dated as of February 15, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.14	Sixth Amending Agreement to the Receivables Purchase Agreement, dated as of May 27, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.15	Seventh Amending Agreement to the Receivables Purchase Agreement, date as of January 15, 2020 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.16	Eighth Amending Agreement to the Receivables Purchase Agreement, dated May 20, 2020, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.17	Ninth Amending Agreement to the Receivables Purchase Agreement, dated January 15, 2021, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.18	Tenth Amending Agreement to the Receivables Purchase Agreement, dated as of May 2, 2022, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022).

10.19	Performance Guarantee, made as of December 16, 2014, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.20	Performance Guarantee Confirmation, made as of December 15, 2017, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.21	Performance Guarantee Confirmation, dated as of June 28, 2018, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.22	Performance Guarantee Confirmation, dated as of February 15, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.23	Performance Guarantee Confirmation, dated as of May 27, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.24	Performance Guarantee Confirmation, dated as of January 15, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.25	Performance Guarantee Confirmation, dated as of May 20, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.26	Performance Guarantee Confirmation, dated as of January 15, 2021, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.27	Performance Guarantee Confirmation, dated as of May 2, 2022, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 3, 2022).

10.28	Fee Letter, dated as of May 2, 2022, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada and acknowledged by First Insurance Funding of Canada Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 3, 2022).

10.29	Junior Subordinated Indenture, dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.30	Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.31	Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.32	Indenture, dated as of September 1, 2006, between the Company and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.33	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among the Company, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.34	Guarantee Agreement, dated as of September 1, 2006, between the Company, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.35	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Edward J. Wehmer, President and Chief Executive Officer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.36	Amended and Restated Employment Agreement, dated as of January 26, 2023, between the Company and Edward J. Wehmer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).*

10.37	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.38	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.39	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.40	Employment Agreement, dated August 11, 2008, between the Company and Timothy S. Crane (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.41	First Amendment to Employment Agreement, dated November 30, 2010, between the Company and Timothy S. Crane (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.42	Amended and Restated Employment Agreement, dated as of January 26, 2023, between the Company and Timothy S. Crane (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).*

10.43	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.44	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.45	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.46	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.47	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.48	Wintrust Financial Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).*

10.49	Wintrust Financial Corporation 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 27, 2022).*

10.50	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.51	Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.52	Form of Restricted Stock Unit Award, Agreement under Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.53	Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.54	Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.55	Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.56	Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.57	Form of Performance Share Unit Agreement - Shares Settled under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).

10.58	Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.59	Form of Performance Award Agreement - Shares Settled under Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.60	Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.61	Form of Performance Share Unit Agreement - Cash Settled under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).

10.62	Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.63	Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).*

10.64	Second Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 8, 2021).*

10.65	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.66	Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.67	Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.68	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.69	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 28, 2023	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, Founder and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Chairman of the Board of Directors	February 28, 2023

/s/ EDWARD J. WEHMER Edward J. Wehmer	Founder, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023

/s/ ELIZABETH H. CONNELLY Elizabeth H. Connelly	Director	February 28, 2023

/s/ TIMOTHY S. CRANE Timothy S. Crane	Director	February 28, 2023

/s/ PETER D. CRIST Peter D. Crist	Director	February 28, 2023

/s/ WILLIAM J. DOYLE William J. Doyle	Director	February 28, 2023

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 28, 2023

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 28, 2023

/s/ BRIAN A. KENNEY Brian A. Kenney	Director	February 28, 2023

/s/ DEBORAH L. HALL LEFEVRE Deborah L. Hall Lefevre	Director	February 28, 2023

/s/ SUZET M. MCKINNEY Suzet M. McKinney	Director	February 28, 2023

/s/ GARY D. “JOE” SWEENEY Gary D. “Joe” Sweeney	Director	February 28, 2023

/s/ KARIN GUSTAFSON TEGLIA Karin Gustafson Teglia	Director	February 28, 2023

/s/ ALEX E. WASHINGTON, III Alex E. Washington, III	Director	February 28, 2023

