Form 10-Q
period 2023-03-31
WINTRUST FINANCIAL CORP
filed 2023-05-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Common Stock — no par value, 61,192,818 shares, as of April 28, 2023

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2023	December 31, 2022	March 31, 2022
Assets
Cash and due from banks	$445,928	$490,908	$462,516
Federal funds sold and securities purchased under resale agreements	58	58	700,056
Interest-bearing deposits with banks	1,563,578	1,988,719	4,013,597
Available-for-sale securities, at fair value	3,259,845	3,243,017	2,998,898
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $463, $488 and $159 at March 31, 2023, December 31, 2022 and March 31, 2022, respectively ($3.0 billion, $2.9 billion and $3.1 billion fair value at March 31, 2023, December 31, 2022 and March 31, 2022, respectively)	3,606,391	3,640,567	3,435,729
Trading account securities	102	1,127	852
Equity securities with readily determinable fair value	111,943	110,365	92,689
Federal Home Loan Bank and Federal Reserve Bank stock	244,957	224,759	136,163
Brokerage customer receivables	16,042	16,387	22,888
Mortgage loans held-for-sale, at fair value	302,493	299,935	606,545
Loans, net of unearned income	39,565,471	39,196,485	35,280,547
Allowance for loan losses	(287,972)	(270,173)	(250,539)
Net loans	39,277,499	38,926,312	35,030,008
Premises, software and equipment, net	760,283	764,798	761,213
Lease investments, net	256,301	253,928	240,656
Accrued interest receivable and other assets	1,413,795	1,391,342	1,066,750
Trade date securities receivable	939,758	921,717	—
Goodwill	653,587	653,524	655,402
Other acquisition-related intangible assets	20,951	22,186	26,699
Total assets	$52,873,511	$52,949,649	$50,250,661

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$11,236,083	$12,668,160	$13,748,918
Interest-bearing	31,482,128	30,234,384	28,470,404
Total deposits	42,718,211	42,902,544	42,219,322
Federal Home Loan Bank advances	2,316,071	2,316,071	1,241,071
Other borrowings	583,548	596,614	482,516
Subordinated notes	437,493	437,392	437,033
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	—	—	437
Accrued interest payable and other liabilities	1,549,116	1,646,624	1,124,460
Total liabilities	47,858,005	48,152,811	45,758,405
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at March 31, 2023, December 31, 2022 and March 31, 2022	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at March 31, 2023, December 31, 2022 and March 31, 2022	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2023, December 31, 2022 and March 31, 2022; 61,197,979 shares issued at March 31, 2023, 60,797,270 shares issued at December 31, 2022 and 59,090,903 shares issued at March 31, 2022	61,198	60,797	59,091
Surplus	1,913,947	1,902,474	1,698,093
Treasury stock, at cost, 21,564 shares at March 31, 2023, 3,262 shares at December 31, 2022, and 1,837,689 shares at March 31, 2022	(1,966)	(304)	(109,903)
Retained earnings	2,997,263	2,849,007	2,548,474
Accumulated other comprehensive loss	(367,436)	(427,636)	(115,999)
Total shareholders’ equity	5,015,506	4,796,838	4,492,256
Total liabilities and shareholders’ equity	$52,873,511	$52,949,649	$50,250,661
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31, 2023	March 31, 2022
Interest income
Interest and fees on loans	$558,692	$285,698
Mortgage loans held-for-sale	3,528	6,087
Interest-bearing deposits with banks	13,468	1,687
Federal funds sold and securities purchased under resale agreements	70	431
Investment securities	59,943	32,398
Trading account securities	14	5
Federal Home Loan Bank and Federal Reserve Bank stock	3,680	1,772
Brokerage customer receivables	295	174
Total interest income	639,690	328,252
Interest expense
Interest on deposits	144,802	14,854
Interest on Federal Home Loan Bank advances	19,135	4,816
Interest on other borrowings	7,854	2,239
Interest on subordinated notes	5,488	5,482
Interest on junior subordinated debentures	4,416	1,567
Total interest expense	181,695	28,958
Net interest income	457,995	299,294
Provision for credit losses	23,045	4,106
Net interest income after provision for credit losses	434,950	295,188
Non-interest income
Wealth management	29,945	31,394
Mortgage banking	18,264	77,231
Service charges on deposit accounts	12,903	15,283
Gains (losses) on investment securities, net	1,398	(2,782)
Fees from covered call options	10,391	3,742
Trading gains, net	813	3,889
Operating lease income, net	13,046	15,475
Other	21,009	18,558
Total non-interest income	107,769	162,790
Non-interest expense
Salaries and employee benefits	176,781	172,355
Software and equipment	24,697	22,810
Operating lease equipment	9,833	9,708
Occupancy, net	18,486	17,824
Data processing	9,409	7,505
Advertising and marketing	11,946	11,924
Professional fees	8,163	8,401
Amortization of other acquisition-related intangible assets	1,235	1,609
FDIC insurance	8,669	7,729
Other real estate owned expense, net	(207)	(1,032)
Other	30,157	25,465
Total non-interest expense	299,169	284,298
Income before taxes	243,550	173,680
Income tax expense	63,352	46,289
Net income	$180,198	$127,391
Preferred stock dividends	6,991	6,991
Net income applicable to common shares	$173,207	$120,400
Net income per common share—Basic	$2.84	$2.11
Net income per common share—Diluted	$2.80	$2.07
Cash dividends declared per common share	$0.40	$0.34
Weighted average common shares outstanding	60,950	57,196
Dilutive potential common shares	873	862
Average common shares and dilutive common shares	61,823	58,058
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Net income	$180,198	$127,391
Unrealized gains (losses) on available-for-sale securities
Before tax	47,040	(206,017)
Tax effect	(12,537)	54,903
Net of tax	34,503	(151,114)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	560	250
Tax effect	(151)	(67)
Net of tax	409	183
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	43	42
Tax effect	(11)	(11)
Net of tax	32	31
Net unrealized gains (losses) on available-for-sale securities	34,062	(151,328)
Unrealized gains on derivative instruments
Before tax	34,666	39,481
Tax effect	(9,238)	(10,532)
Net unrealized gains on derivative instruments	25,428	28,949
Foreign currency adjustment
Before tax	890	2,842
Tax effect	(180)	(554)
Net foreign currency adjustment	710	2,288
Total other comprehensive income (loss)	60,200	(120,091)
Comprehensive income	$240,398	$7,300
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at January 1, 2022	$412,500	$58,892	$1,685,572	$(109,903)	$2,447,535	$4,092	$4,498,688
Net income	—	—	—	—	127,391	—	127,391
Other comprehensive loss, net of tax	—	—	—	—	—	(120,091)	(120,091)
Cash dividends declared on common stock, $0.34 per share	—	—	—	—	(19,461)	—	(19,461)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	7,891	—	—	—	7,891
Common stock issued for:
Exercise of stock options and warrants	—	79	3,279	—	—	—	3,358
Restricted stock awards	—	52	(52)	—	—	—	—
Employee stock purchase plan	—	10	832	—	—	—	842
Director compensation plan	—	58	571	—	—	—	629
Balance at March 31, 2022	$412,500	$59,091	$1,698,093	$(109,903)	$2,548,474	$(115,999)	$4,492,256

Balance at January 1, 2023	$412,500	$60,797	$1,902,474	$(304)	$2,849,007	$(427,636)	$4,796,838
Cumulative effect adjustment from the adoption of ASU 2022-02	—	—	—	—	(544)	—	(544)
Net income	—	—	—	—	180,198	—	180,198
Other comprehensive income, net of tax	—	—	—	—	—	60,200	60,200
Cash dividends declared on common stock, $0.40 per share	—	—	—	—	(24,407)	—	(24,407)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	8,295	—	—	—	8,295
Common stock issued for:
Exercise of stock options and warrants	—	54	2,162	—	—	—	2,216
Restricted stock awards	—	275	(275)	(1,662)	—	—	(1,662)
Employee stock purchase plan	—	9	685	—	—	—	694
Director compensation plan	—	63	606	—	—	—	669
Balance at March 31, 2023	$412,500	$61,198	$1,913,947	$(1,966)	$2,997,263	$(367,436)	$5,015,506

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Operating Activities:
Net income	$180,198	$127,391
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	23,045	4,106
Depreciation, amortization and accretion, net	18,798	24,526
Stock-based compensation expense	8,295	7,891
Amortization of premium on securities, net	275	893
Accretion of discount and deferred fees on loans, net	(4,263)	(7,540)
Mortgage servicing rights fair value changes, net of economic hedge	10,863	(37,349)
Non-designated derivatives fair value changes, net	(2,805)	(4,046)
Originations and purchases of mortgage loans held-for-sale	(366,006)	(887,393)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(6,334)	(4,065)
Proceeds from sales of mortgage loans held-for-sale	366,509	1,085,471
Bank owned life insurance (“BOLI”) loss (income)	1,351	(48)
Decrease in trading securities, net	1,025	209
Decrease in brokerage customer receivables, net	345	3,180
Gains on mortgage loans sold	(10,795)	(20,690)
(Gains) losses on investment securities, net	(1,398)	2,782
Losses (gains) on sales of premises and equipment, net	93	(9)
Losses (gains) on sales and fair value adjustments of other real estate owned, net	99	(1,038)
(Increase) decrease in accrued interest receivable and other assets, net	(97,024)	110,691
(Decrease) increase in accrued interest payable and other liabilities, net	(53,830)	53,062
Net Cash Provided by Operating Activities	68,441	458,024
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	1,008,597	119,041
Proceeds from maturities and calls of held-to-maturity securities	40,342	66,966
Proceeds from sales of available-for-sale securities	—	—
Proceeds from sales of equity securities with readily determinable fair value	23,592	18,753
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	67	250
Purchases of available-for-sale securities	(996,433)	(996,293)
Purchases of held-to-maturity securities	(6,443)	(560,903)
Purchases of equity securities with readily determinable fair value	(23,697)	(23,255)
Purchases of equity securities without readily determinable fair value	(4,850)	(1,010)
Redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock, net	20,198	(785)
Distributions from investments in partnerships, net	2,794	124
Proceeds from sales of other real estate owned	435	2,497
Decrease in interest-bearing deposits with banks, net	424,842	1,359,947
Increase in loans, net	(365,885)	(472,409)
Redemption of BOLI	—	960
Purchases of premises and equipment, net	(9,139)	(7,722)
Net Cash Provided by (Used for) Investing Activities	114,420	(493,839)
Financing Activities:
(Decrease) increase in deposit accounts, net	(184,335)	123,733
Decrease in other borrowings, net	(13,968)	(14,928)
Increase in Federal Home Loan Bank advances, net	—	—
Cash payments to settle contingent consideration liabilities recognized in business combinations	(57)	—
Issuance of common shares resulting from the exercise of stock options and employee stock purchase plan	3,579	4,829
Common stock repurchases for tax withholdings related to stock-based compensation	(1,662)	—
Dividends paid	(31,398)	(26,452)
Net Cash (Used for) Provided by Financing Activities	(227,841)	87,182
Net (Decrease) Increase in Cash and Cash Equivalents	(44,980)	51,367
Cash and Cash Equivalents at Beginning of Period	490,966	411,205
Cash and Cash Equivalents at End of Period	$445,986	$462,572
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

The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”). The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company’s significant accounting policies are included in Note (1) “Summary of Significant Accounting Policies” of the 2022 Form 10-K. In preparation of these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

(2) Recent Accounting Developments

Business Combinations

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which clarifies diversity in practice related to recognition and measurement of contract assets and liabilities related to revenue contracts with customers which are acquired in a business combination by aligning business combination accounting with the subsequent accounting for contract assets and liabilities by requiring entities to apply ASC Topic 606, Revenue from Contracts with Customers, in order to recognize and measure deferred revenue in a business combination. The guidance also creates an exception to the general recognition and measurement principle in ASC Topic 805, Business Combinations, under which such amounts are recognized by the acquirer at fair value on the acquisition date by providing two practical expedients for acquirers. The Company adopted ASU No. 2021-08 as of January 1, 2023. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Fair Value Hedging - Portfolio Layer Method

In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method” which expands the current last-of-layer method by allowing multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The Company adopted ASU No. 2022-01 as of January 1, 2023. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which eliminates the separate recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty, and requiring entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. The Company adopted ASU No. 2022-02 as of January 1, 2023. Guidance was adopted under a modified retrospective approach and, at January 1, 2023, the Company recognized a cumulative-effect adjustment to the allowance for loan losses of $741,000 representing the change in methodology of estimating expected credit losses for loans previously classified as TDRs. This amount was a positive adjustment to the allowance for loan losses, presented separately on the Company’s Consolidated Statements of Condition, with an offsetting negative adjustment recorded directly to retained earnings, net of taxes.

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

Legislation Issued Related to Stock Repurchases

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed by the President of the United States. Among other things, the IRA imposes a 1% excise tax on the fair market value of stock repurchased after December 31, 2022. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements. This new legislation did not have a material impact on the Company's consolidated financial statements.

Equity Method and Joint Ventures - Investments in Tax Credit Structures

In March 2023, the FASB issued ASU No. 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” which allows reporting entities the option to apply the proportional amortization method to other tax credit programs besides the Low-Income Housing Tax Credit (“LIHTC”) structures. The guidance requires application of the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing the method at the reporting level entity level. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein, and is to be applied under either a modified retrospective or retrospective approach. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

(4) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$4,947	$1	$—	$4,948
U.S. government agencies	80,000	—	(5,138)	74,862
Municipal	164,110	439	(4,163)	160,386
Corporate notes:
Financial issuers	93,995	—	(11,320)	82,675
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	3,300,048	1,787	(445,405)	2,856,430
Collateralized mortgage obligations	95,880	—	(16,336)	79,544
Total available-for-sale securities	$3,739,980	$2,227	$(482,362)	$3,259,845
Held-to-maturity securities
U.S. government agencies	$339,608	$24	$(70,064)	$269,568
Municipal	174,720	1,117	(2,880)	172,957
Mortgage-backed: (1)
Mortgage-backed securities	2,872,591	1,197	(533,415)	2,340,373
Collateralized mortgage obligations	161,874	—	(22,431)	139,443
Corporate notes	58,061	14	(4,218)	53,857
Total held-to-maturity securities	$3,606,854	$2,352	$(633,008)	$2,976,198
Less: Allowance for credit losses	(463)
Held-to-maturity securities, net of allowance for credit losses	$3,606,391
Equity securities with readily determinable fair value	$116,296	$3,065	$(7,418)	$111,943
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$14,943	$5	$—	$14,948
U.S. government agencies	80,000	36	(5,814)	74,222
Municipal	173,861	230	(5,436)	168,655
Corporate notes:
Financial issuers	93,994	—	(9,291)	84,703
Other	1,000	2	—	1,002
Mortgage-backed: (1)
Mortgage-backed securities	3,308,494	238	(488,795)	2,819,937
Collateralized mortgage obligations	97,342	—	(17,792)	79,550
Total available-for-sale securities	$3,769,634	$511	$(527,128)	$3,243,017
Held-to-maturity securities
U.S. government agencies	$339,614	$—	$(75,293)	$264,321
Municipal	179,027	477	(4,066)	175,438
Mortgage-backed: (1)
Mortgage-backed securities	2,900,031	—	(583,682)	2,316,349
Collateralized mortgage obligations	164,151	—	(23,322)	140,829
Corporate notes	58,232	—	(5,348)	52,884
Total held-to-maturity securities	$3,641,055	$477	$(691,711)	$2,949,821
Less: Allowance for credit losses	(488)
Held-to-maturity securities, net of allowance for credit losses	$3,640,567
Equity securities with readily determinable fair value	$115,552	$2,935	$(8,122)	$110,365
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	50,000	366	(729)	49,637
Municipal	157,563	1,019	(3,093)	155,489
Corporate notes:
Financial issuers	86,994	1	(5,047)	81,948
Other	1,000	—	(9)	991
Mortgage-backed: (1)
Mortgage-backed securities	2,794,760	591	(177,899)	2,617,452
Collateralized mortgage obligations	103,424	1	(10,044)	93,381
Total available-for-sale securities	$3,193,741	$1,978	$(196,821)	$2,998,898
Held-to-maturity securities
U.S. government agencies	$264,661	$35	$(27,673)	$237,023
Municipal	180,548	3,176	(1,693)	182,031
Mortgage-backed: (1)
Mortgage-backed securities	2,772,622	—	(253,254)	2,519,368
Collateralized mortgage obligations	174,273	—	(6,847)	167,426
Corporate notes	43,784	—	(3,205)	40,579
Total held-to-maturity securities	$3,435,888	$3,211	$(292,672)	$3,146,427
Less: Allowance for credit losses	(159)
Held-to-maturity securities, net of allowance for credit losses	$3,435,729
Equity securities with readily determinable fair value	$91,629	$5,259	$(4,199)	$92,689
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $52.5 million as of March 31, 2023. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward or downward adjustments related to such observable price changes for the three months ended March 31, 2023 or March 31, 2022. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three months ended March 31, 2023, the Company recorded no impairment of equity securities without readily determinable fair values. During the three months ended March 31, 2022, the Company recorded $571,000 of impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. government agencies	$29,945	$(55)	$44,917	$(5,083)	$74,862	$(5,138)
Municipal	58,695	(624)	55,413	(3,539)	114,108	(4,163)
Corporate notes:
Financial issuers	9,912	(87)	72,763	(11,233)	82,675	(11,320)
Mortgage-backed: (1)
Mortgage-backed securities	219,643	(7,558)	2,297,025	(437,847)	2,516,668	(445,405)
Collateralized mortgage obligations	72	(1)	79,472	(16,335)	79,544	(16,336)
Total available-for-sale securities	$318,267	$(8,325)	$2,549,590	$(474,037)	$2,867,857	$(482,362)
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

The Company does not consider available-for-sale securities with unrealized losses at March 31, 2023 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at March 31, 2023 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (6) “Allowance for Credit Losses” for further discussion regarding any credit losses associated with held-to-maturity securities at March 31, 2023.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended March 31,
(In thousands)	2023	2022
Realized gains on investment securities	$605	$258
Realized losses on investment securities	(45)	(8)
Net realized gains on investment securities	560	250
Unrealized gains on equity securities with readily determinable fair value	2,290	180
Unrealized losses on equity securities with readily determinable fair value	(1,452)	(2,641)
Net unrealized gains (losses) on equity securities with readily determinable fair value	838	(2,461)
Upward adjustments of equity securities without readily determinable fair values	—	—
Downward adjustments of equity securities without readily determinable fair values	—	—
Impairment of equity securities without readily determinable fair values	—	(571)
Adjustment and impairment, net, of equity securities without readily determinable fair values	—	(571)
Gains (losses) on investment securities, net	$1,398	$(2,782)
Proceeds from sales of available-for-sale securities(1)	$—	$—
Proceeds from sales of equity securities with readily determinable fair value	23,592	18,753
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	67	250
(1)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2023, December 31, 2022 and March 31, 2022, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2023		December 31, 2022		March 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$108,880	$108,429	$119,830	$119,275	$48,130	$47,945
Due in one to five years	131,959	122,172	63,644	61,701	67,138	66,034
Due in five to ten years	39,019	35,158	115,734	105,076	110,960	105,670
Due after ten years	64,194	58,112	64,590	57,478	69,329	68,416
Mortgage-backed	3,395,928	2,935,974	3,405,836	2,899,487	2,898,184	2,710,833
Total available-for-sale securities	$3,739,980	$3,259,845	$3,769,634	$3,243,017	$3,193,741	$2,998,898
Held-to-maturity securities
Due in one year or less	$2,302	$2,300	$1,340	$1,332	$1,208	$1,213
Due in one to five years	98,207	93,717	94,705	89,093	83,085	80,210
Due in five to ten years	110,967	110,892	115,318	113,758	101,410	102,940
Due after ten years	360,913	289,473	365,510	288,460	303,290	275,270
Mortgage-backed	3,034,465	2,479,816	3,064,182	2,457,178	2,946,895	2,686,794
Total held-to-maturity securities	$3,606,854	$2,976,198	$3,641,055	$2,949,821	$3,435,888	$3,146,427
Less: Allowance for credit losses	(463)		(488)		(159)
Held-to-maturity securities, net of allowance for credit losses	$3,606,391		$3,640,567		$3,435,729

Securities having a carrying value of $5.7 billion at March 31, 2023 as well as securities having a carrying value of $2.8 billion and $2.5 billion at December 31, 2022 and March 31, 2022, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At March 31, 2023, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(5) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2023	2022	2022
Balance:
Commercial	$12,576,985	$12,549,164	$11,583,963
Commercial real estate	10,239,078	9,950,947	9,235,074
Home equity	337,016	332,698	321,435
Residential real estate	2,505,545	2,372,383	1,799,985
Premium finance receivables
Property and casualty insurance	5,738,880	5,849,459	4,937,408
Life insurance	8,125,802	8,090,998	7,354,163
Consumer and other	42,165	50,836	48,519
Total loans, net of unearned income	$39,565,471	$39,196,485	$35,280,547
Mix:
Commercial	32%	32%	33%
Commercial real estate	26	25	26
Home equity	1	1	1
Residential real estate	6	6	5
Premium finance receivables
Property and casualty insurance	14	15	14
Life insurance	21	21	21
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $244.0 million at March 31, 2023, $224.5 million at December 31, 2022 and $140.3 million at March 31, 2022.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $70.9 million at March 31, 2023, $71.8 million at December 31, 2022 and $59.3 million at March 31, 2022.

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

(6) Allowance for Credit Losses

In accordance with ASC 326, the Company is required to measure the allowance for credit losses of financial assets with similar risk characteristics on a collective or pooled basis. In considering the segmentation of financial assets measured at amortized cost into pools, the Company considered various risk characteristics in its analysis. Generally, the segmentation utilized represents the level at which the Company develops and documents its systematic methodology to determine the allowance for credit losses for the financial assets held at amortized cost, specifically the Company's loan portfolio and debt securities classified as held-to-maturity. Descriptions of the Company’s loan portfolio segments and major debt security types are included in Note (5) “Allowance for Credit Losses” of the 2022 Form 10-K.

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $245.1 million at March 31, 2023, $214.0 million at December 31, 2022, and $124.4 million at March 31, 2022.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at March 31, 2023, December 31, 2022 and March 31, 2022:

As of March 31, 2023		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$47,950	$—	$10,755	$95,593	$12,422,687	$12,576,985
Commercial real estate
Construction and development	5,404	—	4,438	19,616	1,567,595	1,597,053
Non-construction	5,792	—	16,101	53,064	8,567,068	8,642,025
Home equity	1,190	—	116	1,118	334,592	337,016
Residential real estate, excluding early buy-out loans	11,333	104	74	19,183	2,278,699	2,309,393
Premium finance receivables
Property and casualty insurance loans	18,543	9,215	14,287	32,545	5,664,290	5,738,880
Life insurance loans	—	1,066	21,552	52,975	8,050,209	8,125,802
Consumer and other	6	87	10	379	41,683	42,165
Total loans, net of unearned income, excluding early buy-out loans	$90,218	$10,472	$67,333	$274,473	$38,926,823	$39,369,319
Early buy-out loans guaranteed by U.S. government agencies (1)	29,245	36,920	—	1,485	128,502	196,152
Total loans, net of unearned income	$119,463	$47,392	$67,333	$275,958	$39,055,325	$39,565,471

As of December 31, 2022		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$35,579	$462	$21,128	$56,696	$12,435,299	$12,549,164
Commercial real estate
Construction and development	416	—	361	14,390	1,471,763	1,486,930
Non-construction	5,971	—	1,883	16,285	8,439,878	8,464,017
Home equity	1,487	—	—	2,152	329,059	332,698
Residential real estate, excluding early buy-out loans	10,171	—	4,364	9,982	2,183,078	2,207,595
Premium finance receivables
Property and casualty insurance loans	13,470	15,841	14,926	40,557	5,764,665	5,849,459
Life insurance loans	—	17,245	5,260	68,725	7,999,768	8,090,998
Consumer and other	6	49	18	224	50,539	50,836
Total loans, net of unearned income, excluding early buy-out loans	$67,100	$33,597	$47,940	$209,011	$38,674,049	$39,031,697
Early buy-out loans guaranteed by U.S. government agencies (1)	31,279	47,450	984	1,584	83,491	164,788
Total loans, net of unearned income	$98,379	$81,047	$48,924	$210,595	$38,757,540	$39,196,485
(1)Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

As of March 31, 2022		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$16,878	$—	$1,294	$31,889	$11,533,902	$11,583,963
Commercial real estate
Construction and development	1,054	—	—	1,409	1,393,943	1,396,406
Non-construction	11,247	—	2,648	28,732	7,796,041	7,838,668
Home equity	1,747	—	199	545	318,944	321,435
Residential real estate, excluding early buy-out loans	7,262	—	293	18,808	1,723,526	1,749,889
Premium finance receivables
Property and casualty insurance loans	6,707	12,363	8,890	21,278	4,888,170	4,937,408
Life insurance loans	—	—	22,401	15,522	7,316,240	7,354,163
Consumer and other	4	43	5	221	48,246	48,519
Total loans, net of unearned income, excluding early buy-out loans	$44,899	$12,406	$35,730	$118,404	$35,019,012	$35,230,451
Early buy-out loans guaranteed by U.S. government agencies (1)	4,661	28,958	—	185	16,292	50,096
Total loans, net of unearned income	$49,560	$41,364	$35,730	$118,589	$35,035,304	$35,280,547
(1)Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

Credit Quality Indicators

Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represents factors used by the Company when measuring the allowance for credit losses. Descriptions of the Company’s credit quality indicators by financial asset are included in Note (5) “Allowance for Credit Losses” of the 2022 Form 10-K.

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at March 31, 2023:

	Year of Origination							Revolving	Total
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$752,119	$2,576,073	$2,081,628	$940,341	$603,016	$1,213,066	$3,872,419	$3,497	$12,042,159
Special mention	402	55,314	92,315	9,462	23,220	10,695	149,012	268	340,688
Substandard accrual	—	13,415	40,397	2,401	12,670	40,814	36,035	456	146,188
Substandard nonaccrual/doubtful	—	550	5,479	10,985	28,490	2,215	231	—	47,950
Total commercial, industrial and other	$752,521	$2,645,352	$2,219,819	$963,189	$667,396	$1,266,790	$4,057,697	$4,221	$12,576,985
Construction and development
Pass	$42,635	$506,714	$512,801	$204,113	$111,497	$119,478	$12,626	$369	$1,510,233
Special mention	—	—	1,475	16,480	23,494	14,360	—	—	55,809
Substandard accrual	—	2,337	—	8,301	—	14,969	—	—	25,607
Substandard nonaccrual/doubtful	—	4,190	798	—	—	416	—	—	5,404
Total construction and development	$42,635	$513,241	$515,074	$228,894	$134,991	$149,223	$12,626	$369	$1,597,053
Non-construction
Pass	$472,528	$1,862,370	$1,441,054	$1,002,397	$814,910	$2,637,342	$184,246	$649	$8,415,496
Special mention	—	4,351	11,872	2,140	29,868	74,174	1,439	—	123,844
Substandard accrual	—	—	3,163	22,041	16,827	54,862	—	—	96,893
Substandard nonaccrual/doubtful	—	—	—	—	—	5,792	—	—	5,792
Total non-construction	$472,528	$1,866,721	$1,456,089	$1,026,578	$861,605	$2,772,170	$185,685	$649	$8,642,025
Home equity
Pass	$—	$—	$—	$—	$56	$5,633	$317,387	$—	$323,076
Special mention	—	—	—	—	—	1,430	2,193	—	3,623
Substandard accrual	—	—	—	—	—	8,214	869	44	9,127
Substandard nonaccrual/doubtful	—	—	77	116	18	880	99	—	1,190
Total home equity	$—	$—	$77	$116	$74	$16,157	$320,548	$44	$337,016
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$—	$769	$9,250	$19,430	$166,703	$—	$—	$196,152
Pass	95,403	815,003	825,881	225,297	118,840	196,150	—	—	2,276,574

Special mention	40	3,816	718	1,992	542	4,488	—	—	11,596
Substandard accrual	323	1,204	1,825	1,182	1,100	4,256	—	—	9,890
Substandard nonaccrual/doubtful	—	284	1,100	759	1,665	7,525	—	—	11,333
Total residential real estate	$95,766	$820,307	$830,293	$238,480	$141,577	$379,122	$—	$—	$2,505,545
Premium finance receivables - property and casualty
Pass	$2,826,947	$2,757,313	$35,647	$5,270	$906	$—	$—	$—	$5,626,083
Special mention	42,025	49,190	969	17	—	—	—	—	92,201
Substandard accrual	205	1,700	148	—	—	—	—	—	2,053
Substandard nonaccrual/doubtful	777	16,975	779	12	—	—	—	—	18,543
Total premium finance receivables - property and casualty	$2,869,954	$2,825,178	$37,543	$5,299	$906	$—	$—	$—	$5,738,880
Premium finance receivables - life
Pass	$49,164	$550,396	$830,917	$1,056,414	$936,674	$4,699,645	$—	$—	$8,123,210
Special mention	—	—	1,156	1,436	—	—	—	—	2,592
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$49,164	$550,396	$832,073	$1,057,850	$936,674	$4,699,645	$—	$—	$8,125,802
Consumer and other
Pass	$750	$2,469	$1,414	$200	$433	$5,306	$31,392	$—	$41,964
Special mention	—	6	1	—	2	133	3	—	145
Substandard accrual	—	2	—	—	—	40	8	—	50
Substandard nonaccrual/doubtful	—	—	6	—	—	—	—	—	6
Total consumer and other	$750	$2,477	$1,421	$200	$435	$5,479	$31,403	$—	$42,165
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$—	$769	$9,250	$19,430	$166,703	$—	$—	$196,152
Pass	4,239,546	9,070,338	5,729,342	3,434,032	2,586,332	8,876,620	4,418,070	4,515	38,358,795
Special mention	42,467	112,677	108,506	31,527	77,126	105,280	152,647	268	630,498
Substandard accrual	528	18,658	45,533	33,925	30,597	123,155	36,912	500	289,808
Substandard nonaccrual/doubtful	777	21,999	8,239	11,872	30,173	16,828	330	—	90,218
Total loans	$4,283,318	$9,223,672	$5,892,389	$3,520,606	$2,743,658	$9,288,586	$4,607,959	$5,283	$39,565,471
Current period gross write offs	$478	$4,893	$1,194	$337	$318	$131	$—	$—	$7,351

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

As of March 31, 2023	Year of Origination						Total
(In thousands)	2023	2022	2021	2020	2019	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$160,000	$147,804	$25,000	$4,000	$2,804	$339,608
5-7 internal grade							—
8-10 internal grade							—
Total U.S. government agencies	$—	$160,000	$147,804	$25,000	$4,000	$2,804	$339,608
Municipal
1-4 internal grade	$—	$1,042	$6,978	$264	$618	$165,818	$174,720
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$1,042	$6,978	$264	$618	$165,818	$174,720
Mortgage-backed securities
1-4 internal grade	$5,065	$606,922	$2,422,478	$—	$—	$—	$3,034,465
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$5,065	$606,922	$2,422,478	$—	$—	$—	$3,034,465
Corporate notes
1-4 internal grade	$—	$14,964	$—	$6,009	$7,291	$29,797	$58,061
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$14,964	$—	$6,009	$7,291	$29,797	$58,061
Total held-to-maturity securities							$3,606,854
Less: Allowance for credit losses							(463)
Held-to-maturity securities, net of allowance for credit losses							$3,606,391

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

	March 31,	December 31,	March 31,
(In thousands)	2023	2022	2022
Allowance for loan losses	$287,972	$270,173	$250,539
Allowance for unfunded lending-related commitments losses	87,826	87,275	50,629
Allowance for loan losses and unfunded lending-related commitments losses	375,798	357,448	301,168
Allowance for held-to-maturity securities losses	463	488	159
Allowance for credit losses	$376,261	$357,936	$301,327

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis and incorporates third party economic forecasts. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macroeconomic scenario provided by a third party and reviewed within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are considered when the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable. The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of March 31, 2023, excluding loans carried at fair value, substandard nonaccrual loans totaling $23.3 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and three months ended March 31, 2023 and 2022 is as follows.

Three months ended March 31, 2023		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$142,769	$184,352	$7,573	$11,585	$10,671	$498	$357,448
Cumulative effect adjustment from the adoption of ASU 2022-02	111	1,356	(33)	(692)	—	(1)	741
Other adjustments	—	—	—	—	4	—	4
Charge-offs	(2,543)	(5)	—	—	(4,650)	(153)	(7,351)
Recoveries	392	100	35	4	1,323	32	1,886
Provision for credit losses	8,772	8,977	153	537	4,607	24	23,070
Allowance for credit losses at period end	$149,501	$194,780	$7,728	$11,434	$11,955	$400	$375,798
By measurement method:
Individually measured	$11,281	$1,621	$—	$—	$—	$1	$12,903
Collectively measured	138,220	193,159	7,728	11,434	11,955	399	362,895
Loans at period end
Individually measured	$47,950	$11,196	$1,190	$11,280	$—	$6	$71,622
Collectively measured	12,529,035	10,227,882	335,826	2,286,733	13,864,682	42,159	39,286,317
Loans held at fair value	—	—	—	207,532	—	—	207,532

Three months ended March 31, 2022	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$119,307	$144,583	$10,699	$8,782	$15,859	$423	$299,653
Other adjustments	—	—	—	—	22	—	22
Charge-offs	(1,414)	(777)	(197)	(466)	(1,678)	(193)	(4,725)
Recoveries	538	32	93	5	1,476	49	2,193
Provision for credit losses	2,480	1,068	(29)	1,108	(957)	355	4,025
Allowance for credit losses at period end	$120,911	$144,906	$10,566	$9,429	$14,722	$634	$301,168
By measurement method:
Individually measured	$3,698	$522	$127	$800	$—	$5	$5,152
Collectively measured	117,213	144,384	10,439	8,629	14,722	629	296,016
Loans at period end
Individually measured	$19,651	$22,370	$12,904	$17,842	$—	$79	$72,846
Collectively measured	11,564,312	9,212,704	308,531	1,724,159	12,291,571	48,440	35,149,717
Loans held at fair value	—	—	—	57,984	—	—	57,984

For the three months ended March 31, 2023, and 2022, the Company recognized approximately $23.1 million and $4.0 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of loan growth as well as the Company's macroeconomic forecasts of key model inputs (most notably, Baa corporate credit spreads). Uncertainties remain regarding expected economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of March 31, 2023. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, stable loan risk rating migration. Net charge-offs in the three month periods ending March 31, 2023 and 2022, totaled $5.5 million and $2.5 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three month period ended March 31, 2023 and 2022, the Company recognized approximately $(25,000) and $81,000, respectively, of provision for credit losses related to held-to-maturity securities. At March 31, 2023, the Company did not identify any losses within its portfolio that it would deem a credit loss and require additional measurement of an allowance for credit losses.

Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company’s approach to restructuring or modifying loans is built on its credit risk rating system, which requires credit management personnel to assign a credit risk rating to each loan. In each case, the loan officer is responsible for recommending a credit risk rating for each loan and ensuring the credit risk ratings are appropriate. These credit risk ratings are then reviewed and approved by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors, including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company’s credit risk rating scale is one through ten with higher scores indicating higher risk. In the case of loans rated six or worse following modification, the Company’s Managed Assets Division evaluates the loan and the credit risk rating and determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms and is supported by a current, well-documented credit assessment of the borrower’s financial condition and prospects for repayment under the revised terms. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is 5 or better are not experiencing financial difficulties.

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At March 31, 2023, the Company had $1.1 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $53.4 million and $7.7 million at March 31, 2023 and 2022, respectively.

The table below presents a summary of the balance immediately following the modification of loans to borrowers experiencing financial difficulties during the three months ended March 31, 2023:

Three months ended March 31, 2023 (Dollars in thousands)	Total (1)	Percentage of Total Class of Loan	Extension of Term (1)	Reduction of Interest Rate (1)		Delay in Contractual Payments (1)	Extension of Term and Reduction of Interest Rate (1)

Commercial
Commercial, industrial and other	$37,474	0.3%	$1,938	$221		$35,265	$50
Commercial real estate
Non-construction	1,333	—	467	827		39	—
Home equity	203	0.1	203	—		—	—
Residential real estate	1,708	0.1	1,253	271		—	184
Premium finance receivables
Property and casualty insurance loans	11	0.0	3	—		—	8
Total loans	$40,729	0.1%	$3,864	$1,319		$35,304	$242

Weighted average magnitude of modifications:
Duration of extension and delayed payment terms			27 months			17 months
Reduction of interest rate				275	bps
(1)Balances represent the recorded investment in the loan at the time of the restructuring.

The following table presents a summary of all loans for borrowers experiencing financial difficulties modified during the three months ended March 31, 2023, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of March 31, 2023	Three Months Ended March 31, 2023
	Total (2)	Payments in Default (1)(2)
Commercial
Commercial, industrial and other	$37,474	$2
Commercial real estate
Non-construction	1,333	828
Home equity	203	104
Residential real estate	1,708	—
Premium finance receivables
Property and casualty insurance loans	11	11
Total loans	$40,729	$945
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.
(2)Balances represent the recorded investment in the loan at the time of the restructuring.

TDRs

Reporting periods prior to the adoption of ASU 2022-02 as of January 1, 2023 present information on loan modifications representing TDRs under the prior accounting standards and related disclosure requirements.

The table below presents a summary of the balance immediately following the modification of loans restructured during the three months ended March 31, 2022 which represent TDRs:

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

During the three months ended March 31, 2022, 13 loans totaling $3.1 million were determined to be TDRs. Of these loans extended at below market terms, the weighted average extension had a term of 71 months for the quarter ended March 31, 2022. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 79 basis points during the three months ended March 31, 2022. Additionally, no principal balances were forgiven during the quarter ended March 31, 2022.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended March 31, 2022 and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of March 31, 2022		Three Months Ended March 31, 2022
	Total (1)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	17	$5,205	11	$4,526
Commercial real estate
Non-construction	5	4,613	2	2,163
Residential real estate and other	35	5,021	1	104
Total loans	57	$14,839	14	$6,793
(1)Total TDRs represent all loans restructured om TDRs during the previous twelve months from the date indicated.
(2)TDRs considered to be in payment default are over 30 days past due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(7) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2022	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2023
Community banking	$545,671	$—	$—	$—	$545,671
Specialty finance	38,480	—	—	63	38,543
Wealth management	69,373	—	—	—	69,373
Total	$653,524	$—	$—	$63	$653,587

The specialty finance unit’s goodwill increased $63,000 in the first three months of 2023 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. The Company assessed whether events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events.

At the conclusion of this assessment of all reporting units, the Company determined that as of March 31, 2023, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of March 31, 2023 is as follows:

(In thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(43,473)	(42,501)	(39,243)
Net carrying amount	$11,733	$12,705	$15,963
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$17,533	$18,505	$21,763
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,962	$1,962	$1,968
Accumulated amortization	(1,799)	(1,785)	(1,738)
Net carrying amount	$163	$177	$230
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$20,430
Accumulated amortization	(17,175)	(16,926)	(15,724)
Net carrying amount	$3,255	$3,504	$4,706
Total acquisition-related intangible assets:
Gross carrying amount	$83,398	$83,398	$83,404
Accumulated amortization	(62,447)	(61,212)	(56,705)
Total other acquisition-related intangible assets, net	$20,951	$22,186	$26,699

Estimated amortization
Actual in three months ended March 31, 2023	$1,235
Estimated remaining in 2023	3,422
Estimated—2024	3,259
Estimated—2025	2,552
Estimated—2026	1,954
Estimated—2027	1,450

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

Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $1.2 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

(8) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2023	2022
Fair value at beginning of the period	$230,225	$147,571
Additions from loans sold with servicing retained	5,107	14,401
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	—	(175)
Payoffs and paydowns	(3,909)	(6,016)
Changes in valuation inputs or assumptions	(6,953)	43,365
Fair value at end of the period	$224,470	$199,146
Unpaid principal balance of mortgage loans serviced for others	$14,080,461	$13,426,535

The Company recognizes MSR assets upon the sale of residential real estate loans to external third parties when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. MSRs are included in other assets in the Consolidated Statements of Condition. The initial recognition of MSR assets from loans sold with servicing retained and subsequent changes in fair value of all MSRs are recognized in mortgage banking revenue. MSRs are subject to changes in value from actual and expected prepayment of the underlying loans.

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects not to designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of March 31, 2023, see Note (13) “Derivative Financial Instruments” in Item 1 of this report. There were no such options or swaps outstanding as of March 31, 2022.

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Balance:
Non-interest-bearing	$11,236,083	$12,668,160	$13,748,918
NOW and interest-bearing demand deposits	5,576,558	5,591,986	5,089,724
Wealth management deposits	1,809,933	2,463,833	2,542,995
Money market	13,552,277	12,886,795	13,012,460
Savings	5,192,108	4,556,635	4,089,230
Time certificates of deposit	5,351,252	4,735,135	3,735,995
Total deposits	$42,718,211	$42,902,544	$42,219,322
Mix:
Non-interest-bearing	26%	30%	32%
NOW and interest-bearing demand deposits	13	13	12
Wealth management deposits	4	5	6
Money market	32	30	31
Savings	12	11	10
Time certificates of deposit	13	11	9
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(10) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	March 31, 2023	December 31, 2022	March 31, 2022
FHLB advances	$2,316,071	$2,316,071	$1,241,071
Other borrowings:
Notes payable	192,666	199,793	74,969
Short-term borrowings	10,124	17,612	15,872
Secured borrowings	320,007	317,942	328,889
Other	60,751	61,267	62,786
Total other borrowings	583,548	596,614	482,516
Subordinated notes	437,493	437,392	437,033
Total FHLB advances, other borrowings and subordinated notes	$3,337,112	$3,350,077	$2,160,620

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances”, Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2022 Form 10-K.

Notes Payable

At March 31, 2023, the outstanding principal balance under the term loan facility was $192.7 million and there was no outstanding balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2023, the Company was in compliance with all such covenants.

Short-term Borrowings

As of March 31, 2023, the Company had pledged securities related to its customer balances in sweep accounts of $18.3 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities and U.S. government agencies. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of March 31, 2023 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$18,348
Excess collateral	8,224
Securities sold under repurchase agreements	$10,124

Secured Borrowings

At March 31, 2023, the translated balance of the secured borrowings totaled $310.6 million compared to $309.7 million at December 31, 2022 and $319.8 million at March 31, 2022. The interest rate under the receivables purchase agreement is the Canadian Commercial Paper Rate plus 78 basis points.

The remaining $9.4 million within secured borrowings at March 31, 2023 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At March 31, 2023, the Company was in compliance with all such covenants.

(11) Junior Subordinated Debentures

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2023. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual Rate at 3/31/2023	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	8.08%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	7.96%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	7.76%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	6.82%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	6.61%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	6.50%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	7.81%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	7.81%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	8.16%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	6.62%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	6.49%	06/2007	09/2037	06/2012
Total			$253,566		7.16%
The junior subordinated debentures totaled $253.6 million at March 31, 2023, December 31, 2022 and March 31, 2022.

The interest rates on the variable rate junior subordinated debentures are based on the three-month London Interbank Offered Rate (“LIBOR”) and reset on a quarterly basis. At March 31, 2023, the weighted average contractual interest rate on the junior subordinated debentures was 7.16%.

Under the Adjustable Interest Rate (LIBOR) Act (“AIRLA”) and Part 253 of Regulation ZZ (Rule 253), after June 30, 2023, the interest rate on the junior subordinated debentures will, by operation of law, change their base rate from USD LIBOR to Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) of the same tenor, plus an applicable tenor spread adjustment. CME Term SOFR is an indicative, forward-looking measurement of daily overnight SOFR. CME Term SOFR is published by CME Group Inc., as administrator of that rate. The calculation agent for any series of the junior subordinated debentures may also make additional administrative conforming changes to the terms of that series of the junior subordinated debentures under AIRLA and Rule 253.

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

For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note (9) “Deposits” for more information on these deposits. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment’s risk-weighted assets.

The segment financial information provided in the following table has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in Note (1) “Summary of Significant Accounting Policies” of the 2022 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	March 31, 2023	March 31, 2022
Net interest income:
Community Banking	$369,848	$228,615	$141,233	62%
Specialty Finance	70,351	55,370	14,981	27
Wealth Management	8,955	8,376	579	7
Total Operating Segments	449,154	292,361	156,793	54
Intersegment Eliminations	8,841	6,933	1,908	28
Consolidated net interest income	$457,995	$299,294	$158,701	53%
Provision for credit losses:
Community Banking	$21,099	$4,118	$16,981	NM
Specialty Finance	1,946	(12)	1,958	NM
Wealth Management	—	—	—	—
Total Operating Segments	23,045	4,106	18,939	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$23,045	$4,106	$18,939	NM
Non-interest income:
Community Banking	$68,733	$121,888	$(53,155)	(44)%
Specialty Finance	25,790	24,122	1,668	7
Wealth Management	30,297	30,578	(281)	(1)
Total Operating Segments	124,820	176,588	(51,768)	(29)
Intersegment Eliminations	(17,051)	(13,798)	(3,253)	24
Consolidated non-interest income	$107,769	$162,790	$(55,021)	(34)%
Net revenue:
Community Banking	$438,581	$350,503	$88,078	25%
Specialty Finance	96,141	79,492	16,649	21
Wealth Management	39,252	38,954	298	1
Total Operating Segments	573,974	468,949	105,025	22
Intersegment Eliminations	(8,210)	(6,865)	(1,345)	20
Consolidated net revenue	$565,764	$462,084	$103,680	22%
Segment profit:
Community Banking	$134,232	$90,099	$44,133	49%
Specialty Finance	36,737	29,604	7,133	24
Wealth Management	9,229	7,688	1,541	20
Consolidated net income	$180,198	$127,391	$52,807	41%
Segment assets:
Community Banking	$41,611,980	$40,050,015	$1,561,965	4%
Specialty Finance	9,841,044	8,624,501	1,216,543	14
Wealth Management	1,420,487	1,576,145	(155,658)	(10)
Consolidated total assets	$52,873,511	$50,250,661	$2,622,850	5%
NM - Not meaningful

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

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2023, December 31, 2022 and March 31, 2022:

	Derivative Assets			Derivative Liabilities
(In thousands)	March 31, 2023	December 31, 2022	March 31, 2022	March 31, 2023	December 31, 2022	March 31, 2022
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$25,730	$—	$13,257	$43,412	$58,198	$3,361
Interest rate derivatives designated as Fair Value Hedges	13,732	16,768	7,388	—	—	1,716
Total derivatives designated as hedging instruments under ASC 815	$39,462	$16,768	$20,645	$43,412	$58,198	$5,077
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$219,869	$269,670	$119,056	$219,053	$271,109	$115,002
Interest rate lock commitments	5,356	1,711	3,447	67	58	1,558
Forward commitments to sell mortgage loans	121	220	10,063	2,953	414	147
Commodity forward contracts	491	257	—	315	162	—
Foreign exchange contracts	8,705	8,222	323	8,632	8,137	323
Total derivatives not designated as hedging instruments under ASC 815	$234,542	$280,080	$132,889	$231,020	$279,880	$117,030
Total Derivatives	$274,004	$296,848	$153,534	$274,432	$338,078	$122,107

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts to or from a counterparty in exchange for the Company receiving or paying fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the settlement of amounts in which the interest rate index specified in the contract exceeds the agreed upon cap strike price or in which the interest rate index specified in the contract is below the agreed upon floor strike price at the end of each period.

As of March 31, 2023, the Company had various interest rate collar and swap derivatives designated as cash flow hedges of variable rate loans and various interest rate swap derivatives designated as cash flow hedges of variable rate deposits. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans or interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of March 31, 2023:

	March 31, 2023
	Notional	Fair Value
(In thousands)	Amount	Asset (Liability)
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(16,675)
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	(126)
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(26,069)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	26
Fixed 3.759%; matures December 2025	250,000	99
Fixed 3.680%; matures February 2026	250,000	(251)
Fixed 4.176%; matures March 2026	250,000	3,342
Fixed 3.915%; matures March 2026	250,000	1,531
Fixed 4.450%; matures July 2026	250,000	6,502
Fixed 3.515%, matures December 2026	250,000	123
Fixed 3.512%; matures December 2026	250,000	97
Fixed 3.453%; matures February 2027	250,000	(291)
Fixed 4.150%; matures July 2027	250,000	7,238
Fixed 3.748%; matures March 2028	250,000	4,649
Fixed 3.526%; matures March 2028	250,000	2,123
Total Cash Flow Hedges	$6,000,000	$(17,682)

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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Unrealized gain at beginning of period	$10,026	$36,908
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	3,572	5,353
Amount of gain recognized in other comprehensive income or loss	31,094	34,128
Unrealized gain at end of period	$44,692	$76,389

As of March 31, 2023, the Company estimated that during the next 12 months $85.8 million will be reclassified from accumulated other comprehensive income or loss as an increase to net interest income. Such estimate consists of $19.2 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $66.6 million reclassified as an addition to interest income related to the interest rate collars and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2023, the Company had 14 interest rate swaps with an aggregate notional amount of $206.0 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of March 31, 2023:

		March 31, 2023
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$138,254	$(13,682)	$(100)
	Available-for-sale debt securities	898	(15)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended
		March 31, 2023
Interest rate swaps	Interest and fees on loans	$(9)
	Interest income - investment securities	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates, most recently related to the LIBOR index. As of March 31, 2023, there were no interest rate caps outstanding that were designed to act as an economic hedge. During 2022, the Company terminated an interest rate cap derivative contract related to LIBOR that was not designated as an accounting hedge with a total notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2023 and December 31, 2022, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $9.9 billion and $9.6 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At March 31, 2023 these interest rate derivatives had maturity dates ranging from April 2023 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2023 and December 31, 2022, the Company had interest rate lock commitments with an aggregate notional amount of approximately $208.2 million and $121.6 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $498.0 million and $321.0 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2023 and December 31, 2022, the Company had commodity derivative transactions with an aggregate notional amount of approximately $5.6 million and $3.6 million, respectively, (all forward contracts with customers and third parties) related to this program. At March 31, 2023, these commodity derivatives had maturity dates ranging from April 2023 to October 2024.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of March 31, 2023 and December 31, 2022, the Company held foreign currency derivatives with an aggregate notional amount of approximately $225.2 million and $226.2 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2023, December 31, 2022 or March 31, 2022.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. As of March 31, 2023 and December 31, 2022, the Company held three interest rate derivatives with an aggregate notional value of $245.0 million and $190.0 million, respectively, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2023	March 31, 2022
Interest rate swaps and caps	Trading gains, net	$800	$4,024
Mortgage banking derivatives	Mortgage banking revenue	3,640	(7,369)
Commodity contracts	Trading gains (losses), net	177	—
Foreign exchange contracts	Trading gains, net	—	—
Covered call options	Fees from covered call options	10,391	3,742
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	946	—

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2023, there were no interest rate derivatives in a net liability position that were subject to such agreements. The fair value of such derivatives includes accrued interest related to these agreements.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	March 31, 2023	December 31, 2022	March 31, 2022	March 31, 2023	December 31, 2022	March 31, 2022
Gross Amounts Recognized	$259,331	$286,438	$139,701	$262,465	$329,307	$120,079
Less: Amounts offset in the Statements of Condition	—	—	—	—	—	—
Net amount presented in the Statements of Condition	$259,331	$286,438	$139,701	$262,465	$329,307	$120,079
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(55,838)	(64,100)	(19,557)	(55,838)	(64,100)	(19,557)
Collateral Posted	(181,884)	(194,666)	(70,807)	—	—	(257)
Net Credit Exposure	$21,609	$27,672	$49,337	$206,627	$265,207	$100,265

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

At March 31, 2023, the Company classified $112.3 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern

Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the first quarter of 2023, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2023 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At March 31, 2023, the Company classified $44.3 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at March 31, 2023 was 5.96%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.22% with credit loss discount ranging from 0%-10% at March 31, 2023.

Loans held-for-investment—The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At March 31, 2023, the Company classified $69.5 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at March 31, 2023 was 5.98%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 6.92% at March 31, 2023. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.4 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.86% with credit loss discounts ranging from 0%-13% at March 31, 2023.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At March 31, 2023, the Company classified $224.5 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at March 31, 2023 was 10.33% with discount rates applied ranging from 3%-33%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-100% or a weighted average prepayment speed of 6.92%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $403, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (8) “Mortgage Servicing Rights (“MSRs”)” for further discussion of MSRs.

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

At March 31, 2023, the Company classified $5.4 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at March 31, 2023 was 82.06% with pull-through rates applied ranging from 31% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$4,948	$4,948	$—	$—
U.S. government agencies	74,862	—	74,862	—
Municipal	160,386	—	48,129	112,257
Corporate notes	83,675	—	83,675	—
Mortgage-backed	2,935,974	—	2,935,974	—
Trading account securities	102	—	102	—
Equity securities with readily determinable fair value	111,943	103,877	8,066	—
Mortgage loans held-for-sale	302,493	—	258,243	44,250
Loans held-for-investment	202,143	—	132,650	69,493
MSRs	224,470	—	—	224,470
Nonqualified deferred compensation assets	14,379	—	14,379	—
Derivative assets	274,004	—	268,648	5,356
Total	$4,389,379	$108,825	$3,824,728	$455,826
Derivative liabilities	$274,432	$—	$274,432	$—

	December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$14,948	$14,948	$—	$—
U.S. government agencies	74,222	—	74,222	—
Municipal	168,655	—	51,118	117,537
Corporate notes	85,705	—	85,705	—
Mortgage-backed	2,899,487	—	2,899,487	—
Trading account securities	1,127	—	1,127	—
Equity securities with readily determinable fair value	110,365	102,299	8,066	—
Mortgage loans held-for-sale	299,935	—	251,280	48,655
Loans held-for-investment	179,932	—	95,767	84,165
MSRs	230,225	—	—	230,225
Nonqualified deferred compensation assets	13,899	—	13,899	—
Derivative assets	296,848	—	295,137	1,711
Total	$4,375,348	$117,247	$3,775,808	$482,293
Derivative liabilities	$338,078	$—	$338,078	$—

	March 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	49,637	—	49,637	—
Municipal	155,489	—	55,088	100,401
Corporate notes	82,939	—	82,939	—
Mortgage-backed	2,710,833	—	2,710,833	—
Trading account securities	852	—	852	—
Equity securities with readily determinable fair value	92,689	84,623	8,066	—
Mortgage loans held-for-sale	606,545	—	606,545	—
Loans held-for-investment	57,984	—	13,520	44,464
MSRs	199,146	—	—	199,146
Nonqualified deferred compensation assets	15,447	—	15,447	—
Derivative assets	153,534	—	150,087	3,447
Total	$4,125,095	$84,623	$3,693,014	$347,458
Derivative liabilities	$122,107	$—	$122,107	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2023, December 31, 2022 and March 31, 2022 for mortgage loans held-for-sale measured at fair value under ASC 825 was $307.3 million, $308.9 million and $606.7 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $302.5 million, $299.9 million and $606.5 million, for the same respective periods, as shown in the above tables. At March 31, 2023, $3.3 million of mortgage loans held-for-sale were classified as nonaccrual as compared to $5.8 million as of December 31, 2022 and none as of March 31, 2022. Additionally, there were $41.4 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of March 31, 2023 compared to $44.0 million as of December 31, 2022 and $113.0 million as of March 31, 2022. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at March 31, 2023, December 31, 2022, and March 31, 2022 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of March 31, 2023, December 31, 2022 and March 31, 2022 for mortgage loans held-for-investment measured at fair value under ASC 825 was $204.5 million, $184.0 million and $58.7 million, respectively, while the aggregate fair value of mortgage loans held-for-investment was $202.1 million, $179.9 million and $58.0 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2023 and 2022 are summarized as follows:

		Mortgage loans held-for-sale	U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2023	$117,537	$48,655	$—	$84,165	$230,225	$1,711
Total net (losses) gains included in:
Net income (1)	—	466	—	364	(5,755)	3,645
Other comprehensive income or loss	(1,662)	—	—	—	—	—
Purchases	4,418	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(8,036)	(18,619)	—	(20,322)	—	—
Net transfers into Level 3	—	13,748	—	5,286	—	—
Balance at March 31, 2023	$112,257	$44,250	$—	$69,493	$224,470	$5,356
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		Mortgage loans held-for-sale	U.S. Government agencies	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2022	$105,687	$—	$—	$15,891	$147,571	$10,560
Total net gains (losses) included in:
Net income (1)	—	—	—	(772)	51,575	(7,113)
Other comprehensive income or loss	(5,449)	—	—	—	—	—
Purchases	1,246	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,083)	—	—	(1,667)	—	—
Net transfers into Level 3	—	—	—	31,012	—	—
Balance at March 31, 2022	$100,401	$—	$—	$44,464	$199,146	$3,447
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2023:

	March 31, 2023				Three Months Ended March 31, 2023 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$71,622	$—	$—	$71,622	$2,501
Other real estate owned (1)	9,361	—	—	9,361	104
Total	$80,983	$—	$—	$80,983	$2,605
(1)Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

Individually assessed loans—In accordance with ASC 326, the allowance for credit losses for loans and other financial assets held at amortized cost should be measured on a collective or pooled basis when such assets exhibit similar risk characteristics. In instances in which a financial asset does not exhibit similar risk characteristics to a pool, the Company is required to measure such allowance for credit losses on an individual asset basis. For the Company’s loan portfolio, nonaccrual loans are considered to not exhibit similar risk characteristics as pools and thus are individually assessed. Credit losses are measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Individually assessed loans are considered a fair value measurement where an allowance for credit loss is established based on the fair value of collateral. Appraised values on relevant real estate properties, which may require adjustments to market-based valuation inputs, are generally used on foreclosure probable and collateral-dependent loans within the real estate portfolios.

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (6) “Allowance for Credit Losses”. At March 31, 2023, the Company had $71.6 million of individually assessed loans classified as Level 3. All of the $71.6 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above. None were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At March 31, 2023, the Company had $9.4 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2023 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$112,257	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	44,250	Discounted cash flows	Discount rate	5.96%	5.96%	Decrease
			Credit discount	0% - 10%	0.22%	Decrease
Loans held-for-investment	69,493	Discounted cash flows	Discount rate	5.96% - 6.25%	5.98%	Decrease
			Credit discount	0% - 13%	0.86%	Decrease
			Constant prepayment rate (CPR) - current loans	6.92%	6.92%	Decrease
			Average life - delinquent loans (in years)	1.2 years - 10.2 years	5.4 years	Decrease
MSRs	224,470	Discounted cash flows	Discount rate	3% - 33%	10.33%	Decrease
			Constant prepayment rate (CPR)	0% - 100%	6.92%	Decrease
			Cost of servicing	$70 - $200	$76	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$403	Decrease
Derivatives	5,356	Discounted cash flows	Pull-through rate	31% - 100%	82.06%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	71,622	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	9,361	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2023		At December 31, 2022		At March 31, 2022
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$445,986	$445,986	$490,966	$490,966	$462,572	$462,572
Securities sold under agreements to repurchase with original maturities exceeding three months	—	—	—	—	700,000	700,000
Interest-bearing deposits with banks	1,563,578	1,563,578	1,988,719	1,988,719	4,013,597	4,013,597
Available-for-sale securities	3,259,845	3,259,845	3,243,017	3,243,017	2,998,898	2,998,898
Held-to-maturity securities	3,606,391	2,976,198	3,640,567	2,949,821	3,435,729	3,146,427
Trading account securities	102	102	1,127	1,127	852	852
Equity securities with readily determinable fair value	111,943	111,943	110,365	110,365	92,689	92,689
FHLB and FRB stock, at cost	244,957	244,957	224,759	224,759	136,163	136,163
Brokerage customer receivables	16,042	16,042	16,387	16,387	22,888	22,888
Mortgage loans held-for-sale, at fair value	302,493	302,493	299,935	299,935	606,545	606,545
Loans held-for-investment, at fair value	202,143	202,143	179,932	179,932	57,984	57,984
Loans held-for-investment, at amortized cost	39,363,328	38,577,761	39,016,553	38,018,678	35,222,563	35,989,840
Nonqualified deferred compensation assets	14,379	14,379	13,899	13,899	15,447	15,447
Derivative assets	274,004	274,004	296,848	296,848	153,534	153,534
Accrued interest receivable and other	417,066	417,066	379,719	379,719	278,873	278,873
Total financial assets	$49,822,257	$48,406,497	$49,902,793	$48,214,172	$48,198,334	$48,676,309
Financial Liabilities
Non-maturity deposits	$37,366,959	$37,366,959	$38,167,409	$38,167,409	$38,483,327	$38,483,327
Deposits with stated maturities	5,351,252	4,970,556	4,735,135	4,085,058	3,735,995	3,735,750
FHLB advances	2,316,071	2,255,580	2,316,071	2,219,983	1,241,071	1,193,080
Other borrowings	583,548	555,615	596,614	569,342	482,516	483,202
Subordinated notes	437,493	410,827	437,392	409,395	437,033	446,711
Junior subordinated debentures	253,566	252,663	253,566	253,405	253,566	268,913
Derivative liabilities	274,432	274,432	338,078	338,078	122,107	122,107
Accrued interest payable	42,015	42,015	22,176	22,176	14,269	14,269
Total financial liabilities	$46,625,336	$46,128,647	$46,866,441	$46,064,846	$44,769,884	$44,747,359

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

(15) Stock-Based Compensation Plans

As of March 31, 2023, approximately 1.2 million shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2022 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $8.3 million in the first quarter of 2023 and $7.9 million in the first quarter of 2022.

A summary of the Plans’ stock option activity for the three months ended March 31, 2023 and March 31, 2022 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2023	68,093	$41.14
Granted	—	—
Exercised	(54,218)	40.87
Forfeited or canceled	—	—
Outstanding at March 31, 2023	13,875	$42.18	4.7	$427
Exercisable at March 31, 2023	13,875	$42.18	4.7	$427

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2022	193,447	$41.62
Granted	—	—
Exercised	(79,376)	42.32
Forfeited or canceled	(771)	40.87
Outstanding at March 31, 2022	113,300	$41.13	1.4	$5,869
Exercisable at March 31, 2022	113,300	$41.13	1.4	$5,869
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

The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and March 31, 2022, was $2.5 million and $4.5 million, respectively. Cash received from option exercises under the Plans for the three months ended March 31, 2023 and March 31, 2022 was $2.2 million and $3.4 million, respectively.

A summary of the Plans’ restricted share activity for the three months ended March 31, 2023 and March 31, 2022 is presented below:

	Three months ended March 31, 2023		Three months ended March 31, 2022
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	610,155	$73.21	476,813	$61.33
Granted	242,576	89.82	194,849	97.30
Vested and issued	(96,649)	64.14	(52,465)	65.42
Forfeited or canceled	(1,968)	77.37	(3,615)	66.37
Outstanding at March 31	754,114	$79.70	615,582	$72.34
Vested, but deferred, at March 31	97,888	$53.30	95,806	$52.67

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2023 and March 31, 2022 is presented below:

	Three months ended March 31, 2023		Three months ended March 31, 2022
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	545,379	$70.30	557,255	$62.94
Granted	185,514	92.48	159,202	97.21
Added by performance factor at vesting	23,161	63.64	—	—
Vested and issued	(178,203)	63.64	—	—
Forfeited or canceled	(2,301)	78.20	(159,952)	71.56
Outstanding at March 31	573,550	$79.24	556,505	$70.27
Vested, but deferred, at March 31	35,852	$44.59	35,285	$43.88

(16) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2023	$(386,057)	$7,381	$(48,960)	$(427,636)
Other comprehensive income during the period, net of tax, before reclassifications	34,503	22,808	710	58,021
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(409)	2,620	—	2,211
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(32)	—	—	(32)
Net other comprehensive income during the period, net of tax	$34,062	$25,428	$710	$60,200
Balance at March 31, 2023	$(351,995)	$32,809	$(48,250)	$(367,436)

Balance at January 1, 2022	$8,724	$27,111	$(31,743)	$4,092
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(151,114)	25,023	2,288	(123,803)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(183)	3,926	—	3,743
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(31)	—	—	(31)
Net other comprehensive (loss) income during the period, net of tax	$(151,328)	$28,949	$2,288	$(120,091)
Balance at March 31, 2022	$(142,604)	$56,060	$(29,455)	$(115,999)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2023	2022
Accumulated unrealized gains on securities
Gains included in net income	$560	$250	Gains (losses) on investment securities, net
	560	250	Income before taxes
Tax effect	(151)	(67)	Income tax expense
Net of tax	$409	$183	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest income on loans	$9,072	$—	Interest on Loans
Amount reclassified to interest expense on deposits	$(5,588)	$4,819	Interest on deposits
Amount reclassified to interest expense on other borrowings	88	534	Interest on other borrowings
	(3,572)	(5,353)	Income before taxes
Tax effect	952	1,427	Income tax expense
Net of tax	$(2,620)	$(3,926)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(In thousands, except per share data)		March 31, 2023	March 31, 2022
Net income		$180,198	$127,391
Less: Preferred stock dividends		6,991	6,991
Net income applicable to common shares	(A)	$173,207	$120,400

Weighted average common shares outstanding	(B)	60,950	57,196
Effect of dilutive potential common shares
Common stock equivalents		873	862
Weighted average common shares and effect of dilutive potential common shares	(C)	61,823	58,058
Net income per common share:
Basic	(A/B)	$2.84	$2.11
Diluted	(A/C)	$2.80	$2.07

Potentially dilutive common shares can result from stock options, restricted stock unit awards and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect of inclusion would either reduce the loss per share or increase the income per share.

At the January 2023 meeting of the board of directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.40 per share ($1.60 on an annualized basis) was declared. It was paid on February 23, 2023 to shareholders of record as of February 9, 2023.

(17) Subsequent Events

On April 3, 2023, the Company completed its acquisition of Rothschild & Co Asset Management US Inc. and Rothschild & Co Risk Based Investments LLC (collectively, “Rothschild & Co Asset Management U.S.”), from Rothschild & Co North America Inc. The acquired entities were merged into the Company’s subsidiary, Great Lakes Advisors, LLC.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of March 31, 2023 compared with December 31, 2022 and March 31, 2022, and the results of operations for the three month periods ended March 31, 2023 and March 31, 2022, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Introduction

Wintrust is a financial holding company that provides traditional community banking services and offers a full array of wealth management services, primarily to customers in the Chicago metropolitan area, southern Wisconsin and northwest Indiana, and operates other financing businesses on a national basis and in Canada through several non-bank business units.

Overview

First Quarter Highlights

The Company recorded net income of $180.2 million for the first quarter of 2023 compared to $127.4 million in the first quarter of 2022. The results for the first quarter of 2023 demonstrate the Company’s ability to navigate industry disruptions during the period with stable deposits due to the Company’s strong deposit franchise and balanced business model. Other key drivers included continued expansion of net interest income as a result of benefiting from the recent rise in interest rates contributing to record net income and continued good credit quality metrics. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income totaled $240.4 million for the first quarter of 2023 compared to $7.3 million for the first quarter of 2022.

The Company increased its loan portfolio from $35.3 billion at March 31, 2022 and $39.2 billion at December 31, 2022 to $39.6 billion at March 31, 2023. The increase in the current period compared to the prior periods was primarily a result of organic growth in several portfolios, including the commercial, industrial and other, commercial real estate, residential real estate loans held for investment and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (5) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $458.0 million in the first quarter of 2023 compared to $299.3 million in the first quarter of 2022. This increase in net interest income recorded in the first quarter of 2023 compared to the first quarter of 2022 resulted primarily from growth in earning assets, specifically a $4.3 billion increase in average loans, and a significant increase in net interest margin, partially offset by the impact of two fewer days in the quarter. Net interest margin of 3.81% (3.83% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2023 compared favorably to 2.60% (2.61% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2022, primarily due to higher yields on earning assets, most notably loans held-for-investment, as market interest rates increased (see “Net Interest Income” for further detail).

Non-interest income totaled $107.8 million in the first quarter of 2023 compared to $162.8 million in the first quarter of 2022. This decrease was primarily due to lower mortgage banking revenues related to declining origination volumes as a result of rising interest rates reducing refinance incentives for borrowers (see “Non-Interest Income” for further detail).

Non-interest expense totaled $299.2 million in the first quarter of 2023, an increase of $14.9 million, or 5%, compared to the first quarter of 2022. This increase compared to the first quarter of 2022 was primarily attributable to increased salaries, and higher miscellaneous expense including interest payments made on collateral received for swaps and call options totaling $2.0 million and a $2.1 million increase in postage, partially offset by decreased commissions and incentive compensation and reduced loan expenses in line with declining mortgage production in the first quarter of 2023 (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the first quarter of 2023, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. See “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three months ended March 31, 2023, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2023	March 31, 2022	Percentage (%) or Basis Point (bp) Change
Net income	$180,198	$127,391	41%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	266,595	177,786	50
Net income per common share—Diluted	2.80	2.07	35
Net revenue (2)	565,764	462,084	22
Net interest income	457,995	299,294	53
Net interest margin	3.81%	2.60%	121	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.83	2.61	122
Net overhead ratio (3)	1.49	1.00	49
Return on average assets	1.40	1.04	36
Return on average common equity	15.67	11.94	373
Return on average tangible common equity (non-GAAP) (1)	18.55	14.48	407
At end of period
Total assets	$52,873,511	$50,250,661	5%
Total loans, excluding loans held-for-sale	39,565,471	35,280,547	12
Total loans, including loans held-for-sale	39,867,964	35,887,092	11
Total deposits	42,718,211	42,219,322	1
Total shareholders’ equity	5,015,506	4,492,256	12
Book value per common share (1)	$75.24	$71.26	6
Tangible common book value per share (1)	64.22	59.34	8
Market price per common share	72.95	92.93	(22)
Allowance for loan and unfunded lending-related commitment losses to total loans	0.95%	0.85%	10	bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars and shares in thousands)	2023	2022	2022
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$639,690	$580,745	$328,252
Taxable-equivalent adjustment:
- Loans	1,872	1,594	427
- Liquidity management assets	551	538	465
- Other earning assets	4	1	2
(B) Interest Income (non-GAAP)	$642,117	$582,878	$329,146
(C) Interest Expense (GAAP)	181,695	123,929	28,958
(D) Net Interest Income (GAAP) (A minus C)	$457,995	$456,816	$299,294
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	$460,422	$458,949	$300,188
Net interest margin (GAAP)	3.81%	3.71%	2.60%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.83	3.73	2.61
(F) Non-interest income	$107,769	$93,839	$162,790
(G) (Losses) gains on investment securities, net	1,398	(6,745)	(2,782)
(H) Non-interest expense	299,169	307,836	284,298
Efficiency ratio (H/(D+F-G))	53.01%	55.23%	61.16%
Efficiency ratio (non-GAAP) (H/(E+F-G))	52.78	55.02	61.04

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$5,015,506	$4,796,838	$4,492,256
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(674,538)	(675,710)	(682,101)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,928,468	$3,708,628	$3,397,655
(J) Total assets (GAAP)	$52,873,511	$52,949,649	$50,250,661
Less: Acquisition-related intangible assets (GAAP)	(674,538)	(675,710)	(682,101)
(K) Total tangible assets (non-GAAP)	$52,198,973	$52,273,939	$49,568,560
Common equity to assets ratio (GAAP) (L/J)	8.7%	8.3%	8.1%
Tangible common equity ratio (non-GAAP) (I/K)	7.5	7.1	6.9

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$5,015,506	$4,796,838	$4,492,256
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$4,603,006	$4,384,338	$4,079,756
(M) Actual common shares outstanding	61,176	60,794	57,253
Book value per common share (L/M)	$75.24	$72.12	$71.26
Tangible book value per common share (non-GAAP) (I/M)	64.22	61.00	59.34

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2023	2022	2022
Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$173,207	$137,826	$120,400
Add: Acquisition-related intangible asset amortization	1,235	1,436	1,609
Less: Tax effect of acquisition-related intangible asset amortization	(321)	(370)	(430)
After-tax acquisition-related intangible asset amortization	$914	$1,066	$1,179
(O) Tangible net income applicable to common shares (non-GAAP)	$174,121	$138,892	$121,579
Total average shareholders’equity	$4,895,271	$4,710,856	$4,500,460
Less: Average preferred stock	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders’ equity	$4,482,771	$4,298,356	$4,087,960
Less: Average acquisition-related intangible assets	(675,247)	(676,371)	(682,603)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,807,524	$3,621,985	$3,405,357
Return on average common equity, annualized (N/P)	15.67%	12.72%	11.94%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	18.55	15.21	14.48

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$243,550	$195,173	$173,680
Add: Provision for credit losses	23,045	47,646	4,106
Pre-tax income, excluding provision for credit losses (non-GAAP)	$266,595	$242,819	$177,786

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2022 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At March 31, 2023, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Company’s Board of Directors.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At March 31, 2023, the loan and held-to-maturity debt securities portfolios represent 82% of the total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

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

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at March 31, 2023:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 10%-15%
Commercial Real Estate:
Construction	Decreases estimate by 15%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 4%-5%	Increases estimate by 4%-5%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at March 31, 2023:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 30%-35%	Increases estimate by 130%-135%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 40%-45%

See Note (6) “Allowance for Credit Losses” to the Consolidated Financial Statements in Item 1 of this report and the section titled “Credit Quality” in Item 2 of this report for a description of the methodology used to determine the allowance for credit losses.

For a more detailed discussion on these critical accounting estimates, see “Summary of Critical Accounting Estimates” beginning on page 54 of the 2022 Form 10-K.

Net Income

Net income for the quarter ended March 31, 2023 totaled $180.2 million, an increase of $52.8 million, or 41%, compared to the quarter ended March 31, 2022. On a per share basis, net income for the first quarter of 2023 totaled $2.80 per diluted common share compared to $2.07 for the first quarter of 2022.

The increase in net income for the first quarter of 2023 as compared to the same period in the prior year is primarily attributable to increased net interest income, partially offset by lower mortgage banking revenue. See “Net Interest Income”, “Non-interest Income”, “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended March 31, 2023 compared to the Quarters Ended December 31, 2022 and March 31, 2022

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the first quarter of 2023 as compared to the fourth quarter of 2022 (sequential quarters) and first quarter of 2022 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2022
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$1,235,748	$2,449,889	$4,563,726	$13,538	$21,612	$2,118	4.44%	3.50%	0.19%
Investment securities(2)	7,956,722	7,310,383	6,378,022	60,494	53,630	32,863	3.08	2.91	2.09
FHLB and FRB stock	233,615	185,290	135,912	3,680	2,918	1,772	6.39	6.25	5.29
Liquidity management assets(3)(8)	$9,426,085	$9,945,562	$11,077,660	$77,712	$78,160	$36,753	3.34%	3.12%	1.35%
Other earning assets(3)(4)(8)	18,445	18,585	25,192	313	289	181	6.87	6.17	2.91
Mortgage loans held-for-sale	270,966	308,639	664,019	3,528	3,997	6,087	5.28	5.14	3.72
Loans, net of unearned income(3)(5)(8)	39,093,368	38,566,871	34,830,520	560,564	500,432	286,125	5.82	5.15	3.33
Total earning assets(8)	$48,808,864	$48,839,657	$46,597,391	$642,117	$582,878	$329,146	5.34%	4.73%	2.86%
Allowance for loan and investment security losses	(282,704)	(252,827)	(253,080)
Cash and due from banks	488,457	475,691	481,634
Other assets	3,060,701	3,025,097	2,675,899
Total assets	$52,075,318	$52,087,618	$49,501,844

NOW and interest-bearing demand deposits	$5,271,740	$5,598,291	$4,788,272	$18,772	$14,982	$1,990	1.44%	1.06%	0.17%
Wealth management deposits	2,167,081	2,883,247	2,505,800	12,258	14,079	918	2.29	1.94	0.15
Money market accounts	12,533,468	12,319,842	12,773,805	68,276	45,468	7,648	2.21	1.46	0.24
Savings accounts	4,830,322	4,403,113	3,904,299	15,816	8,421	336	1.33	0.76	0.03
Time deposits	5,041,638	4,023,232	3,861,371	29,680	12,497	3,962	2.39	1.23	0.42
Interest-bearing deposits	$29,844,249	$29,227,725	$27,833,547	$144,802	$95,447	$14,854	1.97%	1.30%	0.22%
Federal Home Loan Bank advances	2,474,882	2,088,201	1,241,071	19,135	13,823	4,816	3.14	2.63	1.57
Other borrowings	602,937	480,553	494,267	7,854	5,313	2,239	5.28	4.39	1.84
Subordinated notes	437,422	437,312	436,966	5,488	5,520	5,482	5.02	5.05	5.02
Junior subordinated debentures	253,566	253,566	253,566	4,416	3,826	1,567	6.97	5.90	2.47
Total interest-bearing liabilities	$33,613,056	$32,487,357	$30,259,417	$181,695	$123,929	$28,958	2.19%	1.51%	0.39%
Non-interest-bearing deposits	12,171,631	13,404,036	13,734,064
Other liabilities	1,395,360	1,485,369	1,007,903
Equity	4,895,271	4,710,856	4,500,460
Total liabilities and shareholders’ equity	$52,075,318	$52,087,618	$49,501,844
Interest rate spread(6)(8)							3.15%	3.22%	2.47%
Less: Fully taxable-equivalent adjustment				(2,427)	(2,133)	(894)	(0.02)	(0.02)	(0.01)
Net free funds/contribution(7)	$15,195,808	$16,352,300	$16,337,974				0.68	0.51	0.14
Net interest income/margin (GAAP)(8)				$457,995	$456,816	$299,294	3.81%	3.71%	2.60%
Fully taxable-equivalent adjustment				2,427	2,133	894	0.02	0.02	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$460,422	$458,949	$300,188	3.83%	3.73%	2.61%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022 were $2.4 million, $2.1 million and $894,000, respectively.
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

For the first quarter of 2023, net interest income totaled $458.0 million, an increase of $1.2 million as compared to the fourth quarter of 2022, and an increase of $158.7 million as compared to the first quarter of 2022. Net interest margin was 3.81% (3.83% on a FTE basis, non-GAAP) during the first quarter of 2023 compared to 3.71% (3.73% on a FTE basis, non-GAAP) during the fourth quarter of 2022, and 2.60% (2.61% on a FTE basis, non-GAAP) during the first quarter of 2022.

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month period ended March 31, 2023 to each of the three month periods ended December 31, 2022 and March 31, 2022. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2023 Compared to Fourth Quarter of 2022	First Quarter of 2023 Compared to First Quarter of 2022
(In thousands)
Net interest income, FTE basis (non-GAAP)(1) for comparative period	$458,949	$300,188
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	(4,478)	17,377
Change due to interest rate fluctuations (rate)	16,149	142,857
Change due to number of days in each period	(10,198)	—
Less: FTE adjustment	(2,427)	(2,427)
Net interest income (GAAP)(1) for the period ended March 31, 2023	$457,995	$457,995
FTE adjustment	2,427	2,427
Net interest income, FTE basis (non-GAAP)(1)	$460,422	$460,422
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2023	March 31, 2022
Brokerage	$4,533	$4,632	$(99)	(2)%
Trust and asset management	25,412	26,762	(1,350)	(5)
Total wealth management (1)	29,945	31,394	(1,449)	(5)
Mortgage banking	18,264	77,231	(58,967)	(76)
Service charges on deposit accounts	12,903	15,283	(2,380)	(16)
Gains (losses) on investment securities, net	1,398	(2,782)	4,180	NM
Fees from covered call options	10,391	3,742	6,649	NM
Trading gains, net	813	3,889	(3,076)	(79)
Operating lease income, net	13,046	15,475	(2,429)	(16)
Other:
Interest rate swap fees	2,606	4,569	(1,963)	(43)
BOLI	1,351	48	1,303	NM
Administrative services	1,615	1,853	(238)	(13)
Foreign currency remeasurement (losses) gains	(188)	11	(199)	NM
Early pay-offs of capital leases	365	265	100	38
Miscellaneous	15,260	11,812	3,448	29
Total Other	21,009	18,558	2,451	13
Total Non-interest Income	$107,769	$162,790	$(55,021)	(34)%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful.

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue decreased for the three months ended March 31, 2023 as compared to the same period in 2022 as a result of a decrease in loans originated for sale and lower production margins. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated for sale totaled $372.3 million in the first quarter of 2023 as compared to $895.5 million in the first quarter of 2022. The decrease in originations was primarily due to rising interest rates reducing refinance incentives for borrowers. The percentage of origination volume from refinancing activities was 20% for the three months ended March 31, 2023 as compared to 47% for the same period in 2022.

The Company records MSRs at fair value on a recurring basis. For the three months ended March 31, 2023, the fair value of the MSRs portfolio decreased due to an unfavorable fair value adjustment of $7.0 million as well as retained servicing rights led to capitalization of $5.1 million, partially offset by a reduction in value of $3.9 million due to payoffs and paydowns of the existing portfolio. See Note (8) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge for the three months ended March 31, 2023 was a $0.9 million positive valuation adjustment.

Service charges on deposits decreased for the three months ended March 31, 2023 as compared to the same period in 2022 as a result of lower account analysis fees on commercial deposit accounts and lower fees as a result of the Company’s elimination of the overdraft and item return fees for consumer deposit accounts. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

Net gains on investment securities for the three months ended March 31, 2023 were primarily the result of unrealized gains on equity investments. The Company did not recognize any credit-related write-down or other-than-temporary impairment charges within its available-for-sale or held-to-maturity investment securities portfolio for the three months ended March 31, 2023 and the same period in 2022.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at March 31, 2023 and 2022.

Trading gains for the three months ended March 31, 2023 primarily resulted from fair value adjustments related to interest rate derivatives not designated as hedges.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, service charges and other fees. The increase in miscellaneous other income for the three months ended March 31, 2023 compared to 2022 was primarily due to favorable fair value adjustments for EBO loans of $1.1 million in 2023 compared to unfavorable fair value adjustments of $900,000 in the first three months of 2022.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	March 31, 2023	March 31, 2022
Salaries and employee benefits:
Salaries	$108,354	$92,116	$16,238	18%
Commissions and incentive compensation	39,799	51,793	(11,994)	(23)
Benefits	28,628	28,446	182	1
Total salaries and employee benefits	176,781	172,355	4,426	3
Software and equipment	24,697	22,810	1,887	8
Operating lease equipment	9,833	9,708	125	1
Occupancy, net	18,486	17,824	662	4
Data processing	9,409	7,505	1,904	25
Advertising and marketing	11,946	11,924	22	0
Professional fees	8,163	8,401	(238)	(3)
Amortization of other acquisition-related intangible assets	1,235	1,609	(374)	(23)
FDIC insurance	8,669	7,729	940	12
OREO expense, net	(207)	(1,032)	825	(80)
Other:
Lending expenses, net of deferred originations costs	1,764	6,821	(5,057)	(74)
Travel and entertainment	4,590	2,676	1,914	72
Miscellaneous	23,803	15,968	7,835	49
Total other	30,157	25,465	4,692	18
Total Non-interest Expense	$299,169	$284,298	$14,871	5%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to increased salaries, partially offset by decreased commissions and incentive compensation as a result of lower commission expense related to declining mortgage production.

Lending expenses, net of deferred origination costs decreased for the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to lower loan originations in the first quarter of 2023.

Miscellaneous expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. Miscellaneous expense increased for the three months ended March 31, 2023 as compared to the same period in 2022 as a result of interest payments made on collateral received for swaps and call options totaling $2.0 million and a $2.1 million increase in postage.

Income Taxes

The Company recorded income tax expense of $63.4 million in the first quarter of 2023 compared to $46.3 million in the first quarter of 2022. The effective tax rates were 26.01% in the first quarter of 2023 compared to 26.65% in the first quarter of 2022.

The effective tax rates were partially impacted by tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded net excess tax benefits of $2.8 million in the first quarter of 2023, compared to net excess tax benefits of $2.2 million in the first quarter of 2022 related to share-based compensation.

Operating Segment Results

The Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. Refer to Note (12) “Segment Information” to the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s primary segments. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment.

The community banking segment’s net interest income for the quarter ended March 31, 2023 totaled $369.8 million as compared to $228.6 million for the same period in 2022, an increase of $141.2 million, or 62%. The increase in the three month period was primarily attributable to increased interest and fees on loans due to of loan growth and increased interest rates, partially offset by increased interest expense on deposits. The community banking segment’s non-interest income totaled $68.7 million in the first quarter of 2023, a decrease of $53.2 million, or 44%, when compared to the first quarter of 2022 total of $121.9 million. The decrease in the three month period was primarily the result of reduced mortgage banking revenue due to lower originations for sale and lower gain on sale margin as well as a decrease in the fair value of MSRs related to changes in fair value model assumptions. The community banking segment recorded provision for credit losses of $21.1 million for the three months ended March 31, 2023, compared to $4.1 million for the same period in 2022. The increase in provision for credit losses for the three month period was primarily due to deterioration in the macroeconomic forecasts and loan growth. The community banking segment’s net income for the quarter ended March 31, 2023 totaled $134.2 million, an increase of $44.1 million as compared to net income in the first quarter of 2022 of $90.1 million.

The specialty finance segment’s net interest income totaled $70.4 million for the quarter ended March 31, 2023, compared to $55.4 million for the same period in 2022, an increase of $15.0 million, or 27%. The increase for the three month period was primarily due to loan growth and increased interest rates on the premium finance receivables portfolios. The specialty finance segment’s non-interest income increased to $25.8 million from $24.1 million for the three months ended March 31, 2023 and 2022, respectively. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 43%, 33%, 21% and 3%, respectively, of the total revenues of our specialty finance business for the three month period ended March 31, 2023. The net income of the specialty finance segment for the quarter ended March 31, 2023 totaled $36.7 million as compared to $29.6 million for the quarter ended March 31, 2022.

The wealth management segment reported net interest income of $9.0 million for the first quarter of 2023 compared to $8.4 million in the same quarter of 2022, an increase of $579,000, or 7%. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $2.2 billion and $2.5 billion in the first three months of 2023 and 2022, respectively. This segment recorded non-interest income of $30.3 million for the first quarter of 2023 compared to $30.6 million for the first quarter of 2022. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $9.2 million for the first quarter of 2023 compared to $7.7 million for the first quarter of 2022.

Financial Condition

Total assets were $52.9 billion at March 31, 2023, representing an increase of $2.6 billion, or 5%, when compared to March 31, 2022 and a decrease of approximately $76.1 million, or 1% on an annualized basis, when compared to December 31, 2022. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $46.3 billion at March 31, 2023, $46.5 billion at December 31, 2022, and $44.6 billion at March 31, 2022. See Notes (4), (5), (9), (10) and (11) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$270,966	1%	$308,639	1%	$664,019	1%
Loans, net of unearned income
Commercial	$12,401,473	25%	$12,245,207	25%	$11,603,981	25%
Commercial real estate	10,144,301	21	9,825,886	20	9,133,587	20
Home equity	333,195	1	330,761	1	328,817	1
Residential real estate	2,336,190	5	2,234,596	5	1,658,884	4
Premium finance receivables	13,811,566	28	13,850,648	28	12,056,395	25
Other loans	66,643	0	79,773	0	48,856	0
Total average loans (1)	$39,093,368	80%	$38,566,871	79%	$34,830,520	75%
Liquidity management assets (2)	9,426,085	19	9,945,562	20	11,077,660	24
Other earning assets (3)	18,445	0	18,585	0	25,192	0
Total average earning assets	$48,808,864	100%	$48,839,657	100%	$46,597,391	100%
Total average assets	$52,075,318		$52,087,618		$49,501,844
Total average earning assets to total average assets		94%		94%		94%
(1)Includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Mortgage loans held-for-sale represents such loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The decrease in average balance from 2022 to 2023 was primarily due to lower mortgage origination production due primarily to higher interest rates as well as the transfer to held-for-investment classification of certain loans previously repurchased by the Company under the early buyout option available for loans sold to GNMA with servicing retained. See below for additional discussion of these early buyout options.

Loans, net of unearned income. Combined, the commercial and commercial real estate loan categories comprised 58% of the average loan portfolio in the first quarter of 2023 as compared to 57% in the fourth quarter of 2022 and 60% in the first quarter of 2022. Excluding the impact of loans originated through the Paycheck Protection Program (“PPP”), growth realized in these aggregated categories for the first quarter of 2023 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts.

The home equity loan portfolio has remained relatively steady primarily as a result of borrowers preferring to finance through longer term, low rate mortgage loans prior to rising interest rates in 2022. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

The increase in the residential real estate average balance compared to both periods was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market. The residential real estate loan portfolio includes certain loans guaranteed by U.S. government agencies under the Government National Mortgage Association (“GNMA”) optional repurchase programs. Such programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. If such intent to cure and resell changes subsequent to early buyout, the Company reclassifies such loans as held-for-investment. Early buyout loans classified as held-for-investment totaled $196.2 million at March 31, 2023 compared to $50.1 million at March 31, 2022. Such loans consist of both the rebooked GNMA loans and the early buyout exercised loans classified as held-for-investment discussed above. Rebooked GNMA loans held-for-investment amounted to $119.3 million at March 31, 2023, compared to $13.5 million at March 31, 2022. The increase in balance from March 31, 2022 to March 31, 2023 was the result of higher delinquencies between periods and less frequent exercising of the early buyout option by the Company. As of March 31, 2023, early buyout exercised loans held-for-investment totaled $76.9 million compared to $36.6 million as of March 31, 2022. As of March 31, 2023, early buyout exercised mortgage loans held-for-sale totaled $146.8 million compared to $310.0 million as of March 31, 2022. The decline in early buyout exercised mortgage loans held-for-sale relative to the prior year is primarily due to the resale of mortgage loans to GNMA as well as the reclassification of certain loans to held-for-investment classification due to an inability to resell due to continued delinquency.

The increase in the premium finance receivables during the first quarter of 2023 compared to the first quarter of 2022 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $3.8 billion of premium finance receivables were originated in the first quarter of 2023 compared to $3.4 billion during the same period of 2022. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 42% and 58%, respectively, of the average total balance of premium finance receivables for the first quarter of 2023, and 40% and 60%, respectively, for the first quarter of 2022.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at March 31, 2023 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2023	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$499,853	$2,594,118	$1,608,735	$14,047	$4,716,753
Variable rate	7,858,277	1,955	—	—	7,860,232
Total commercial	$8,358,130	$2,596,073	$1,608,735	$14,047	$12,576,985
Commercial real estate
Fixed rate	534,274	2,777,288	616,509	52,951	3,981,022
Variable rate	6,249,717	8,299	40	—	6,258,056
Total commercial real estate	$6,783,991	$2,785,587	$616,549	$52,951	$10,239,078
Home equity
Fixed rate	11,913	2,931	—	33	14,877
Variable rate	322,138	—	1	—	322,139
Total home equity	$334,051	$2,931	$1	$33	$337,016
Residential real estate
Fixed rate	16,639	3,889	30,584	1,078,608	1,129,720
Variable rate	69,098	245,174	1,061,553	—	1,375,825
Total residential real estate	$85,737	$249,063	$1,092,137	$1,078,608	$2,505,545
Premium finance receivables - property & casualty

Fixed rate	5,619,254	119,626	—	—	5,738,880
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$5,619,254	$119,626	$—	$—	$5,738,880
Premium finance receivables - life insurance
Fixed rate	106,992	534,387	22,836	—	664,215
Variable rate	7,461,587	—	—	—	7,461,587
Total premium finance receivables - life insurance	$7,568,579	$534,387	$22,836	$—	$8,125,802
Consumer and other
Fixed rate	5,507	5,263	51	477	11,298
Variable rate	30,867	—	—	—	30,867
Total consumer and other	$36,374	$5,263	$51	$477	$42,165
Total per category
Fixed rate	6,794,432	6,037,502	2,278,715	1,146,116	16,256,765
Variable rate	21,991,684	255,428	1,061,594	—	23,308,706
Total loans, net of unearned income	$28,786,116	$6,292,930	$3,340,309	$1,146,116	$39,565,471
Variable Rate Loan Pricing by Index:
SOFR tenors					$9,065,867
One- year CMT					5,008,849
One- month LIBOR					2,490,152
Three- month LIBOR					80,560
Twelve- month LIBOR					2,342,910
Prime					3,640,088
Ameribor tenors					341,332
Other U.S. Treasury tenors					74,865
BSBY tenors					52,235
Other					211,848
Total variable rate					$23,308,706
SOFR - Secured Overnight Financing Rate.
CMT - Constant Maturity Treasury Rate.
LIBOR - London Interbank Offered Rate.
Ameribor - American Interbank Offered Rate.
BSBY - Bloomberg Short Term Bank Yield Index.

With its ongoing transition from LIBOR, the Company increased the portion of its loan portfolio with interest rate indices that are an alternative to LIBOR during the period, including emerging indices such as SOFR, CMT, and Ameribor. As shown above, at March 31, 2023, variable rate loans with loans priced at SOFR, CMT, and Ameribor totaled $9.1 billion, $5.0 billion and $341.3 million, respectively. Additionally, the percentage of the Company’s variable rate loans indexed to LIBOR decreased to 21% at March 31, 2023 compared to 71% at March 31, 2022. The Company continues its transition of its loan portfolio from LIBOR for both loans existing at March 31, 2023 and future new originations.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of March 31, 2023 and 2022:

	As of March 31, 2023			As of March 31, 2022
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other, excluding commercial PPP	$12,559,790	55.0%	$149,501	$11,329,999	54.4%	$120,910
Commercial PPP	17,195	0.1	—	253,964	1.2	1
Total commercial	$12,576,985	55.1%	$149,501	$11,583,963	55.6%	$120,911
Commercial Real Estate:
Construction and development	$1,597,053	7.0%	$75,069	$1,396,406	6.7%	$34,206
Non-construction	8,642,025	37.9	119,711	7,838,668	37.7	110,700
Total commercial real estate	$10,239,078	44.9%	$194,780	$9,235,074	44.4%	$144,906
Total commercial and commercial real estate	$22,816,063	100.0%	$344,281	$20,819,037	100.0%	$265,817

Commercial real estate - collateral location by state:
Illinois	$6,626,135	64.7%		$6,450,630	69.8%
Wisconsin	882,547	8.6		771,336	8.4
Total primary markets	$7,508,682	73.3%		$7,221,966	78.2%
Indiana	343,926	3.4		340,862	3.7
Florida	264,234	2.6		183,824	2.0
Colorado	220,226	2.2		99,682	1.1
California	190,510	1.9		137,726	1.5
Texas	176,364	1.7		164,144	1.8
Michigan	142,202	1.4		93,405	1.0
Other	1,392,934	13.5		993,465	10.7
Total commercial real estate	$10,239,078	100.0%		$9,235,074	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. Primarily as a result of growth in the Company’s commercial loan portfolio, excluding PPP, our allowance for credit losses in our commercial loan portfolio increased to $149.5 million as of March 31, 2023 compared to $120.9 million as of March 31, 2022.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 73.3% of our commercial real estate loan portfolio is located in this region as of March 31, 2023. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of March 31, 2023, our allowance for credit losses related to this portfolio was $194.8 million compared to $144.9 million as of March 31, 2022. The increase in the allowance for credit losses is primarily a result of growth in our commercial real estate portfolio.

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

Past Due Loans and Non-Performing Assets

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which our credit management personnel assigns a credit risk rating to each loan at the time of origination and review loans on a regular basis to determine each loan’s credit risk rating on a scale of 1 through 10 with higher scores indicating higher risk. Description of the Company’s credit risk rating structure used is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 Form 10-K.

If based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a loan is individually assessed for measuring the allowance for credit losses and, if necessary, a reserve is established. In determining the appropriate reserve for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Loan Portfolio Aging

As of March 31, 2023, excluding early buy-out loans guaranteed by U.S. government agencies, $67.3 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $274.5 million, or 0.7% of all loans, were 30 to 59 days (or one payment) past due. As of December 31, 2022, excluding early buy-out loans guaranteed by U.S. government agencies, $47.9 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $209.0 million, or 0.5% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2023 that were current with regard to the contractual terms of the loan agreement represent 99.3% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at March 31, 2023 that were current with regards to the contractual terms of the loan agreements comprise 98.7% of total residential real estate loans outstanding. For more information regarding delinquent loans as of March 31, 2023, see Note (6) “Allowance for Credit Losses” in Item 1.

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Loans past due greater than 90 days and still accruing (2):
Commercial	$—	$462	$—
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	104	—	—
Premium finance receivables—property and casualty	9,215	15,841	12,363
Premium finance receivables—life insurance	1,066	17,245	—
Consumer and other	87	49	43
Total loans past due greater than 90 days and still accruing	10,472	33,597	12,406
Nonaccrual loans:
Commercial	47,950	35,579	16,878
Commercial real estate	11,196	6,387	12,301
Home equity	1,190	1,487	1,747
Residential real estate	11,333	10,171	7,262
Premium finance receivables—property and casualty	18,543	13,470	6,707
Premium finance receivables—life insurance	—	—	—
Consumer and other	6	6	4
Total nonaccrual loans	90,218	67,100	44,899
Total non-performing loans:
Commercial	47,950	36,041	16,878
Commercial real estate	11,196	6,387	12,301
Home equity	1,190	1,487	1,747
Residential real estate	11,437	10,171	7,262
Premium finance receivables—property and casualty	27,758	29,311	19,070
Premium finance receivables—life insurance	1,066	17,245	—
Consumer and other	93	55	47
Total non-performing loans	$100,690	$100,697	$57,305
Other real estate owned	8,050	8,589	4,978
Other real estate owned—from acquisitions	1,311	1,311	1,225
Other repossessed assets	—	—	—
Total non-performing assets	110,051	$110,597	$63,508
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.38%	0.29%	0.15%
Commercial real estate	0.11	0.06	0.13
Home equity	0.35	0.45	0.54
Residential real estate	0.46	0.43	0.40
Premium finance receivables—property and casualty	0.48	0.50	0.39
Premium finance receivables—life insurance	0.01	0.21	—
Consumer and other	0.22	0.11	0.10
Total non-performing loans	0.25%	0.26%	0.16%
Total non-performing assets, as a percentage of total assets	0.21%	0.21%	0.13%
Total nonaccrual loans as a percentage of total loans	0.23%	0.17%	0.13%
Allowance for credit losses as a percentage of nonaccrual loans	416.54%	532.71%	670.77%
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

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2023	2022
Balance at beginning of period	$100,697	$74,438
Additions from becoming non-performing in the respective period	24,455	4,141
Return to performing status	(480)	(729)
Payments received	(5,261)	(20,139)
Transfer to OREO and other repossessed assets	—	(4,377)
Charge-offs	(1,159)	(2,354)
Net change for niche loans (1)	(17,562)	6,325
Balance at end of period	$100,690	$57,305
(1)This includes activity for premium finance receivables and indirect consumer loans.

Allowance for Credit Losses

The allowance for credit losses, specifically the allowance for loans losses and the allowance for unfunded commitment losses, represents management’s estimate of lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan. A description of how the Company determines the allowance for credit losses is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 Form 10-K.

Management determined that the allowance for credit losses was appropriate at March 31, 2023, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Allowance for credit losses at beginning of period	$357,448	$299,653
Cumulative effect adjustment from the adoption of ASU 2022-02	741	—
Provision for credit losses	23,070	4,025
Other adjustments	4	22
Charge-offs:
Commercial	2,543	1,414
Commercial real estate	5	777
Home equity	—	197
Residential real estate	—	466
Premium finance receivables - property & casualty	4,629	1,671
Premium finance receivables - life insurance	21	7
Consumer and other	153	193
Total charge-offs	7,351	4,725
Recoveries:
Commercial	392	538
Commercial real estate	100	32
Home equity	35	93
Residential real estate	4	5
Premium finance receivables - property & casualty	1,314	1,476
Premium finance receivables - life insurance	9	—
Consumer and other	32	49
Total recoveries	1,886	2,193
Net charge-offs	(5,465)	(2,532)
Allowance for credit losses at period end	$375,798	$301,168
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.07%	0.03%
Commercial real estate	0.00	0.03
Home equity	(0.04)	0.13
Residential real estate	0.00	0.11
Premium finance receivables - property & casualty	0.23	0.02
Premium finance receivables - life insurance	0.00	0.00
Consumer and other	0.74	1.19
Total loans, net of unearned income	0.06%	0.03%
Loans at period-end	$39,565,471	$35,280,547
Allowance for loan losses as a percentage of loans at period end	0.73%	0.71%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.95	0.85

See Note (6) “Allowance for Credit Losses” of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of activity within the allowance for credit losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio.

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

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Balance at beginning of period	$9,900	$4,271
Disposal/resolved	(435)	(2,497)
Transfers in at fair value, less costs to sell	—	4,429
Fair value adjustments	(104)	—
Balance at end of period	$9,361	$6,203

	Period End
(In thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Residential real estate	$1,051	$1,585	$1,127
Commercial real estate	8,310	8,315	5,076
Total	$9,361	$9,900	$6,203

Deposits

Total deposits at March 31, 2023 were $42.7 billion, an increase of $498.9 million, or 1%, compared to total deposits at March 31, 2022. See Note (9) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2023:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2023 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (1)
1-3 months	$1,318,052	2.93%
4-6 months	1,081,367	2.42
7-9 months	922,367	2.24
10-12 months	885,299	3.11
13-18 months	655,805	3.12
19-24 months	348,591	2.77
24+ months	139,771	2.14
Total	$5,351,252	2.73%
(1)Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$12,171,631	29%	$13,404,036	32%	$13,734,064	34%
NOW and interest-bearing demand deposits	5,271,740	13	5,598,291	13	4,788,272	12
Wealth management deposits	2,167,081	5	2,883,247	7	2,505,800	6
Money market	12,533,468	30	12,319,842	29	12,773,805	30
Savings	4,830,322	11	4,403,113	10	3,904,299	9
Time certificates of deposit	5,041,638	12	4,023,232	9	3,861,371	9
Total average deposits	$42,015,880	100%	$42,631,761	100%	$41,567,611	100%

Total average deposits for the first quarter of 2023 were $42.0 billion, an increase of $448.3 million, or 1%, from the first quarter of 2022. Total deposits remained stable in the first quarter as the diversity of our deposit base showed its resilience in a volatile market. The Company has experienced a change in the mix of deposits as non-interest bearing deposits have migrated to interest-bearing products.

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

	March 31,		December 31,
(Dollars in thousands)	2023	2022	2022	2021	2020
Total deposits	$42,718,211	$42,219,322	$42,902,544	$42,095,585	$37,092,651
Brokered deposits	4,015,271	2,541,159	3,174,093	1,591,083	1,843,227
Brokered deposits as a percentage of total deposits	9.4%	6.0%	7.4%	3.8%	5.0%
Brokered deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, and certain deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

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

As of March 31, 2023, the Company had approximately $14.8 billion of uninsured deposits of which $1.8 billion were fully collateralized deposits. Uninsured deposits are estimated based on the methodologies and assumptions used for the Company’s regulatory reporting requirements. The net position of $13.0 billion of uninsured and uncollateralized deposits represents approximately 30% of total deposits as of March 31, 2023. The Company had total liquidity sources, including cash, collateralized funding sources and the value of unpledged securities, of $10.9 billion or approximately 84% of uninsured and uncollateralized deposits as of March 31, 2023. In addition, at the end of the first quarter of 2023, the Company was in the process of pledging additional collateral to both the FHLB and FRB and, as a result, the Company’s liquidity sources are expected to substantially exceed uninsured and uncollateralized deposits during the second quarter of 2023.

On March 12, 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”). The Company has registered for the BTFP but has not participated and does not intend to participate. However, this is an additional option as an available short-term liquidity source.

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2023	2022	2022
FHLB advances	$2,474,882	$2,088,201	$1,241,071
Other borrowings:
Notes payable	199,717	87,215	80,261
Short-term borrowings	22,840	15,206	13,456
Secured borrowings	319,453	316,693	337,590
Other	60,927	61,439	62,960
Total other borrowings	$602,937	$480,553	$494,267
Subordinated notes	437,422	437,312	436,966
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$3,768,807	$3,259,632	$2,425,870
Notes payable balances represent the balances on a credit agreement (as amended, the “Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consisted of a $150.0 million term loan facility and a $100.0 million revolving credit facility. On December 12, 2022, the Company entered into an amendment and restatement of the Credit Agreement pursuant to the Amended and Restated Credit Agreement dated as of December 12, 2022, among the Company and the unaffiliated banks named therein as lenders and agents (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for, among other things, an increase to the term loan facility to $200.0 million. In connection with the entry into the Amended and Restated Credit Agreement, the outstanding term loan under the existing Credit Agreement was paid in full pursuant to the terms thereof. As of March 31, 2023, the outstanding principal balance under the term loan facility was $192.7 million and there was no outstanding principal balance under the revolving credit facility.
See Note (10) “FHLB Advances, Other Borrowings and Subordinated Notes” and Note (11) “Junior Subordinated Debentures” of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. The Company hereby incorporates by reference Note (10) and Note (11) of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	March 31, 2023	December 31, 2022	March 31, 2022
Tier 1 leverage ratio	9.1%	8.8%	8.1%
Risk-based capital ratios:
Tier 1 capital ratio	10.1	10.0	9.6
Common equity tier 1 capital ratio	9.2	9.1	8.6
Total capital ratio	12.1	11.9	11.6
Other ratio:
Total average equity-to-total average assets(1)	9.4	9.0	9.1
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Tier 1 leverage ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 capital ratio	6.0	8.5	6.0
Common equity tier 1 capital ratio	4.5	7.0	N/A
Total capital ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of March 31, 2023 would exceed such revised well-capitalized standard.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes (10) and (11) of the Consolidated Financial Statements in Item 1 for further information on these various funding sources. See Note (23) “Shareholders’ Equity” of the Consolidated Financial Statements presented under Item 7 of the 2022 Form 10-K for details on the Company’s issuance of Series D Preferred Stock in June 2015, Series E Preferred Stock and associated Depositary Shares in May 2020 and additional common stock offering in June 2022.

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January of 2023, the Company declared a quarterly cash dividend of $0.40 per common share. In January, April, July and October of 2022, the Company declared a quarterly cash dividend of $0.34 per common share.

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

In addition to the liquidity management noted above, in 2022, the Company sold a total of 3,450,000 shares of its common stock through a public offering. Net proceeds to the Company totaled approximately $285.7 million, net of estimated issuance costs. In the first quarter of 2023, we maintained our liquid assets to ensure that we would have the balance sheet strength to serve our clients. As a result, the Company believes that it has sufficient funds and access to funds to effectively meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2022 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and plans to form additional de novo banks or branch offices, and management’s long-term performance goals, as well as statements relating to the anticipated effects on the Company’s financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•economic conditions and events that affect the economy, housing prices, the job market and other factors that may adversely affect the Company’s liquidity and the performance of its loan portfolios, including an actual or threatened U.S. government debt default or rating downgrade, particularly in the markets in which it operates;
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
•security breaches, including denial of service attacks, hacking, social engineering attacks, malware intrusion and similar events or data corruption attempts and identity theft;
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
•ability of the Company to attract and retain senior management experienced in the banking and financial services industries, and ability of the Company to effectively manage the planned transition of the chief executive officer role;
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
•the soundness of other financial institutions and the impact of recent failures of financial institutions, including broader financial institution liquidity risk and concerns;
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
•the ability of the Company to successfully discontinue use of LIBOR and transition to an alternative benchmark rate for current and future transactions;
•a decrease in the Company’s capital ratios, including as a result of declines in the value of its loan portfolios, or otherwise;
•legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies;
•changes in laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity;
•a lowering of our credit rating;
•changes in U.S. monetary policy and changes to the Federal Reserve’s balance sheet, including changes in response to persistent inflation or otherwise;
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
•widespread outages of operational, communication, or other systems, whether internal or provided by third parties, natural or other disasters (including acts of terrorism, armed hostilities and pandemics), and the effects of climate change; and
•the severity, magnitude and duration of the COVID-19 pandemic, including the continued emergence of variant strains, and the direct and indirect impact of such pandemic, as well as responses to the pandemic by the government, businesses and consumers, on the economy, our financial results, operations and personnel, commercial activity and demand across our business and our customers’ businesses.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2023, December 31, 2022 and March 31, 2022 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
March 31, 2023	4.2%	2.4%	(2.4)%	(7.3)%
December 31, 2022	7.2	3.8	(5.0)	(12.1)%
March 31, 2022	21.4	11.0	(11.3)	(18.7)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
March 31, 2023	3.0%	1.7%	(1.3)%	(3.4)%
December 31, 2022	5.6	3.0	(2.9)	(6.8)%
March 31, 2022	11.2	5.8	(7.1)	(12.4)%

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps, floors and collars, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note (13) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s derivative financial instruments.

As shown above, the magnitude of potential changes in net interest income in various interest rate scenarios has continued to diminish. Given the recent unprecedented rise in interest rates, the Company has made a conscious effort to reposition its exposure to changing interest rates given the uncertainty of the future interest rate environment. To this end, management has executed various derivative instruments including collars and receive fixed swaps to hedge variable rate loan exposures and originated a higher percentage of its loan originations in longer term fixed rate loans. The Company will continue to monitor current and projected interest rates and expects to execute additional derivatives to mitigate potential fluctuations in net interest margin in future years.

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2023 and March 31, 2022. See Note (13) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the three months ended March 31, 2023 and March 31, 2022.

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

Wintrust Financial ERISA Matter

On July 29, 2022, former Wintrust employee filed a class action in the District Court for the Northern District of Illinois asserting claims under the federal Employee Retirement Income Security Act (“ERISA”) against Wintrust Financial Corporation. Plaintiff alleges Wintrust breached its fiduciary duty in the selection of BlackRock Target Date funds for inclusion in its 401(k) plan, that Wintrust failed to monitor the performance of those funds, and in the alternative, Wintrust should be liable for breach of trust. Plaintiff’s sole basis for the allegations is that BlackRock Target Date funds allegedly performed more poorly than two comparable funds over a three year period. Wintrust is one of several public companies that were sued on identical grounds within the same week by the same plaintiff’s law firm. On November 8, 2022, Wintrust filed a motion to dismiss the entire complaint. The motion has been fully briefed. We believe plaintiff’s allegations to be legally and factually meritless and otherwise lack sufficient information to estimate the amount of any potential liability.

Wintrust Mortgage California PAGA Matter

On May 24, 2022, a former Wintrust Mortgage employee filed a California Private Attorney General Act (“PAGA”) suit, not individually, but as representative of all Wintrust Mortgage’s California hourly employees, against Wintrust Mortgage in the Superior Court of San Diego County, California. Plaintiff alleges Wintrust Mortgage failed to provide: (i) accurate sick leave accrual and pay; (ii) overtime wages; (iii) accurately itemized wage statements; (iv) meal breaks and meal premiums; (v) timely payment of earned wages; (vi) payment of all earned wages; and (vii) payment of all vested vacation hours. Wintrust Mortgage disputes the validity of Plaintiff’s claims and believes, to the extent there were defects in complying with California law governing the payment of compensation to Plaintiff, such errors would have been de minimis. Plaintiff also has an arbitration agreement with a collective and class action waiver and on January 19, 2023, Wintrust Mortgage moved to compel arbitration. The court entered and continued the motion until June 23, 2023 and stayed further proceedings in anticipation of a California Supreme Court decision on PAGA arbitrations. We believe plaintiff’s allegations to be legally and factually meritless and otherwise lack sufficient information to estimate the amount of any potential liability.

Wintrust Mortgage Fair Lending Matter

On May 25, 2022, a Wintrust Mortgage customer filed a putative class action and asserted individual claims against Wintrust Mortgage and Wintrust Financial Corporation in the District Court for the Northern District of Illinois. Plaintiff alleges that Wintrust Mortgage discriminated against black/African American borrowers and brings class claims under the Equal Credit Opportunity Act, Sections 1981 and 1982 under Chapter 42 of the United States Code; and the Fair Housing Act of 1968. Plaintiff also asserts individual claims under theories of promissory estoppel, fraudulent inducement, and breach of contract. On September 23, 2022, Wintrust filed a motion to dismiss the entire suit. The motion has been fully briefed and the matter is awaiting a decision by the court. We vigorously dispute these allegations, believe them to be legally and factually meritless, and otherwise lack sufficient information to estimate the amount of any potential liability.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the 2022 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2023.

Item 5: Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 5, 2023, the Company announced that Jeffrey D. Hahnfeld, currently the Company’s Senior Vice President and Corporate Controller, has been promoted to the position of Executive Vice President, Controller and Chief Accounting Officer of the Company, effective immediately. In connection with this event, Mr. Hahnfeld became the Company’s principal accounting officer and David L. Stoehr, our Executive Vice President and Chief Financial Officer, will continue serving as the Company’s principal financial officer but will no longer be considered the Company’s principal accounting officer.

Mr. Hahnfeld, age 52, joined the Company in March 2004. Mr. Hahnfeld has served as the Company’s Senior Vice President and Corporate Controller since February 2013 and as the Company’s Senior Vice President of Finance since February 2009.

There are no arrangements or understandings between Mr. Hahnfeld and any other persons pursuant to which he was appointed as Executive Vice President, Controller and Chief Accounting Officer, no family relationships among any of the Company’s directors or executive officers and Mr. Hahnfeld, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934. Mr. Hahnfeld is also not a party to any material plan, contract or arrangement in connection with his appointment to Executive Vice President, Controller and Chief Accounting Officer.

Amended Series D Preferred Stock Certificate of Designations.

On May 5, 2023, the Company filed the Restated Certificate of Designations (the “Restated Certificate of Designations”) relating to its existing 5,000,000 shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, no par value per share (the “Series D Preferred Stock”), with the Secretary of State of the State of Illinois, which became effective upon filing. The Restated Certificate of Designations supplements the Company’s original Certificate of Designations relating to the Series D Preferred Stock that was filed with the Secretary of State of the State of Illinois on June 24, 2015 (the “Original Certificate of Designations”).

Under the Original Certificate of Designations, dividends on the Series D Preferred Stock are payable quarterly in arrears when, as and if declared by the Company’s Board of Directors (the “Board”) or a duly authorized committee thereof: (i) from the date of the issuance to but excluding July 15, 2025, at a fixed rate of 6.50% per annum on the liquidation preference of $25 per share of Series D Preferred Stock, and (ii) from and including July 15, 2025 and thereafter (the “Floating Rate Period”), at a floating rate equal to the then applicable three-month London Interbank Offered Rate (“LIBOR”), plus a spread of 4.06% per annum, on the liquidation preference of $25 per share of Series D Preferred Stock. It is expected that immediately after June 30, 2023 three-month LIBOR will cease to be published on a representative basis by its administrator, ICE Benchmark Administration. The Original Certificate of Designations does not contain a replacement benchmark rate for three-month LIBOR.

The Board of Governors of the Federal Reserve System (the “Board of Governors”) promulgated Regulation ZZ (“Regulation ZZ”) implementing the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to establish benchmark replacement rates based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR and that do not have terms that provide for the use of a clearly defined and practicable replacement benchmark rate, such as the Original Certificate of Designations. Pursuant to the LIBOR Act and Regulation ZZ, on the first London banking day after June 30, 2023 (such date or such different date determined by the Board of Governors as the date on which such LIBOR tenor will cease to be published or cease to be representative, the “LIBOR Replacement Date”), references to three-month LIBOR in the Original Certificate of Designations shall, by operation of law, (i) become null and void and (ii) be replaced with Three-Month CME Term SOFR, a forward-looking term rate based on SOFR administered by CME Group Benchmark Administration, Ltd., plus a tenor spread adjustment of 0.26161%, without the need of any consent of holders of the Series D Preferred Stock, in accordance with the LIBOR Act and Regulation ZZ.

The Restated Certificate of Designations memorializes the changes to be effected to the Original Certificate of Designations by the LIBOR Act and Regulation ZZ effective as of the LIBOR Replacement Date, including the replacement of three-month LIBOR with Three-Month CME Term SOFR, plus a tenor spread adjustment of 0.26161%. Consequently, during the Floating Rate Period commencing on July 15, 2025, any dividends the Board declares on the Series D Preferred Stock will be paid at a rate of the then current Three-Month CME Term SOFR plus 0.26161%, plus a spread of 4.06% per annum.

The foregoing description of the Restated Certificate of Designations does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Restated Certificate of Designations, which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated by reference.

Item 6: Exhibits:

(a)Exhibits

Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements.

3.1
Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).

3.2
Restated Certificate of Designations of Wintrust Financial Corporation, filed on May 5, 2023 with the Secretary of State of the State of Illinois, designating the preferences, limitations, voting powers and relative rights of the Series D Preferred Stock.

10.1
Amended and Restated Employment Agreement, dated as of January 26, 2023, between the Company and Edward J. Wehmer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).*

10.2
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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	May 9, 2023	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	May 9, 2023	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)