Form 10-Q
period 2023-06-30
WINTRUST FINANCIAL CORP
filed 2023-08-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Common Stock — no par value, 61,212,017 shares, as of July 31, 2023

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2023	December 31, 2022	June 30, 2022
Assets
Cash and due from banks	$513,858	$490,908	$498,891
Federal funds sold and securities purchased under resale agreements	59	58	475,056
Interest-bearing deposits with banks	2,163,708	1,988,719	3,266,541
Available-for-sale securities, at fair value	3,492,481	3,243,017	2,970,121
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $406, $488 and $83 at June 30, 2023, December 31, 2022 and June 30, 2022, respectively ($2.9 billion, $2.9 billion and $2.9 billion fair value at June 30, 2023, December 31, 2022 and June 30, 2022, respectively)	3,564,473	3,640,567	3,413,469
Trading account securities	3,027	1,127	1,010
Equity securities with readily determinable fair value	116,275	110,365	93,295
Federal Home Loan Bank and Federal Reserve Bank stock	195,117	224,759	136,138
Brokerage customer receivables	15,722	16,387	21,527
Mortgage loans held-for-sale, at fair value	338,728	299,935	513,232
Loans, net of unearned income	41,023,408	39,196,485	37,053,103
Allowance for loan losses	(302,499)	(270,173)	(251,769)
Net loans	40,720,909	38,926,312	36,801,334
Premises, software and equipment, net	749,393	764,798	762,381
Lease investments, net	274,351	253,928	223,813
Accrued interest receivable and other assets	1,455,748	1,391,342	1,112,697
Trade date securities receivable	—	921,717	—
Goodwill	656,674	653,524	654,709
Other acquisition-related intangible assets	25,653	22,186	25,118
Total assets	$54,286,176	$52,949,649	$50,969,332

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$10,604,915	$12,668,160	$13,855,844
Interest-bearing	33,433,792	30,234,384	28,737,482
Total deposits	44,038,707	42,902,544	42,593,326
Federal Home Loan Bank advances	2,026,071	2,316,071	1,166,071
Other borrowings	665,219	596,614	482,787
Subordinated notes	437,628	437,392	437,162
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,823,073	1,646,624	1,308,797
Total liabilities	49,244,264	48,152,811	46,241,709
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2023, December 31, 2022 and June 30, 2022	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at June 30, 2023, December 31, 2022 and June 30, 2022	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2023, December 31, 2022 and June 30, 2022; 61,219,240 shares issued at June 30, 2023, 60,797,270 shares issued at December 31, 2022 and 60,721,889 shares issued at June 30, 2022	61,219	60,797	60,722
Surplus	1,923,623	1,902,474	1,880,913
Treasury stock, at cost, 21,564 shares at June 30, 2023, 3,262 shares at December 31, 2022, and no shares at June 30, 2022	(1,966)	(304)	—
Retained earnings	3,120,626	2,849,007	2,616,525
Accumulated other comprehensive loss	(474,090)	(427,636)	(243,037)
Total shareholders’ equity	5,041,912	4,796,838	4,727,623
Total liabilities and shareholders’ equity	$54,286,176	$52,949,649	$50,969,332
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income
Interest and fees on loans	$621,057	$320,501	$1,179,749	$606,199
Mortgage loans held-for-sale	4,178	5,740	7,706	11,827
Interest-bearing deposits with banks	16,882	5,790	30,350	7,477
Federal funds sold and securities purchased under resale agreements	1	1,364	71	1,795
Investment securities	51,243	36,541	111,186	68,939
Trading account securities	6	4	20	9
Federal Home Loan Bank and Federal Reserve Bank stock	3,544	1,823	7,224	3,595
Brokerage customer receivables	265	205	560	379
Total interest income	697,176	371,968	1,336,866	700,220
Interest expense
Interest on deposits	213,495	18,985	358,297	33,839
Interest on Federal Home Loan Bank advances	17,399	4,878	36,534	9,694
Interest on other borrowings	8,485	2,734	16,339	4,973
Interest on subordinated notes	5,523	5,517	11,011	10,999
Interest on junior subordinated debentures	4,737	2,050	9,153	3,617
Total interest expense	249,639	34,164	431,334	63,122
Net interest income	447,537	337,804	905,532	637,098
Provision for credit losses	28,514	20,417	51,559	24,523
Net interest income after provision for credit losses	419,023	317,387	853,973	612,575
Non-interest income
Wealth management	33,858	31,369	63,803	62,763
Mortgage banking	29,981	33,314	48,245	110,545
Service charges on deposit accounts	13,608	15,888	26,511	31,171
Gains (losses) on investment securities, net	0	(7,797)	1,398	(10,579)
Fees from covered call options	2,578	1,069	12,969	4,811
Trading gains, net	106	176	919	4,065
Operating lease income, net	12,227	15,007	25,273	30,482
Other	20,672	13,916	41,681	32,474
Total non-interest income	113,030	102,942	220,799	265,732
Non-interest expense
Salaries and employee benefits	184,923	167,326	361,704	339,681
Software and equipment	26,205	24,250	50,902	47,060
Operating lease equipment	9,816	8,774	19,649	18,482
Occupancy, net	19,176	17,651	37,662	35,475
Data processing	9,726	8,010	19,135	15,515
Advertising and marketing	17,794	16,615	29,740	28,539
Professional fees	8,940	7,876	17,103	16,277
Amortization of other acquisition-related intangible assets	1,499	1,579	2,734	3,188
FDIC insurance	9,008	6,949	17,677	14,678
Other real estate owned expense, net	118	294	(89)	(738)
Other	33,418	29,344	63,575	54,809
Total non-interest expense	320,623	288,668	619,792	572,966
Income before taxes	211,430	131,661	454,980	305,341
Income tax expense	56,680	37,148	120,032	83,437
Net income	$154,750	$94,513	$334,948	$221,904
Preferred stock dividends	6,991	6,991	13,982	13,982
Net income applicable to common shares	$147,759	$87,522	$320,966	$207,922
Net income per common share—Basic	$2.41	$1.51	$5.26	$3.61
Net income per common share—Diluted	$2.38	$1.49	$5.18	$3.56
Cash dividends declared per common share	$0.40	$0.34	$0.80	$0.68
Weighted average common shares outstanding	61,192	58,063	61,072	57,632
Dilutive potential common shares	902	775	933	823
Average common shares and dilutive common shares	62,094	58,838	62,005	58,455
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$154,750	$94,513	$334,948	$221,904
Unrealized (losses) gains on available-for-sale securities
Before tax	(46,231)	(166,536)	809	(372,553)
Tax effect	12,322	44,382	(215)	99,285
Net of tax	(33,909)	(122,154)	594	(273,268)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	2	—	562	250
Tax effect	(1)	—	(152)	(67)
Net of tax	1	—	410	183
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	28	44	71	86
Tax effect	(8)	(12)	(19)	(23)
Net of tax	20	32	52	63
Net unrealized (losses) gains on available-for-sale securities	(33,930)	(122,186)	132	(273,514)
Unrealized (losses) gains on derivative instruments
Before tax	(106,431)	2,375	(71,765)	41,856
Tax effect	28,363	(634)	19,125	(11,166)
Net unrealized (losses) gains on derivative instruments	(78,068)	1,741	(52,640)	30,690
Foreign currency adjustment
Before tax	6,527	(8,260)	7,417	(5,418)
Tax effect	(1,183)	1,667	(1,363)	1,113
Net foreign currency adjustment	5,344	(6,593)	6,054	(4,305)
Total other comprehensive (loss)	(106,654)	(127,038)	(46,454)	(247,129)
Comprehensive income (loss)	$48,096	$(32,525)	$288,494	$(25,225)
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2022	$412,500	$59,091	$1,698,093	$(109,903)	$2,548,474	$(115,999)	$4,492,256
Net income	—	—	—	—	94,513	—	94,513
Other comprehensive loss, net of tax	—	—	—	—	—	(127,038)	(127,038)
Cash dividends declared on common stock, $0.34 per share	—	—	—	—	(19,471)	—	(19,471)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	6,998	—	—	—	6,998
Issuance of Series E preferred stock	—	—	—	—	—	—	—
Common stock issued for:
New Issuance, net of cost	—	1,612	174,206	109,903	—	—	285,721
Exercise of stock options and warrants	—	5	177	—	—	—	182
Restricted stock awards	—	4	(4)	—	—	—	—
Employee stock purchase plan	—	9	784	—	—	—	793
Director compensation plan	—	1	659	—	—	—	660
Balance at June 30, 2022	$412,500	$60,722	$1,880,913	$—	$2,616,525	$(243,037)	$4,727,623

Balance at January 1, 2022	$412,500	$58,892	$1,685,572	$(109,903)	$2,447,535	$4,092	$4,498,688
Net income	—	—	—	—	221,904	—	221,904
Other comprehensive loss, net of tax	—	—	—	—	—	(247,129)	(247,129)
Cash dividends declared on common stock, $0.68 per share	—	—	—	—	(38,932)	—	(38,932)
Dividends on Series D preferred stock, $0.82 per share and Series E preferred stock, $859.38 per share	—	—	—	—	(13,982)	—	(13,982)
Common stock repurchases under authorized program	—	—	—	—	—	—	—
Stock-based compensation	—	—	14,889	—	—	—	14,889
Issuance of Series E preferred stock	—	—	—	—	—	—	—
Common stock issued for:
Acquisitions	—	1,612	174,206	109,903	—	—	285,721
Exercise of stock options and warrants	—	84	3,456	—	—	—	3,540
Restricted stock awards	—	56	(56)	—	—	—	—
Employee stock purchase plan	—	19	1,616	—	—	—	1,635
Director compensation plan	—	59	1,230	—	—	—	1,289
Balance at June 30, 2022	$412,500	$60,722	$1,880,913	$—	$2,616,525	$(243,037)	$4,727,623

Balance at March 31, 2023	$412,500	$61,198	$1,913,947	$(1,966)	$2,997,263	$(367,436)	$5,015,506
Net income	—	—	—	—	154,750	—	154,750
Other comprehensive loss, net of tax	—	—	—	—	—	(106,654)	(106,654)
Cash dividends declared on common stock, $0.40 per share	—	—	—	—	(24,396)	—	(24,396)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	8,108	—	—	—	8,108
Common stock issued for:
Exercise of stock options and warrants	—	—	—	—	—	—	—
Restricted stock awards	—	8	(8)	—	—	—	—
Employee stock purchase plan	—	13	894	—		—	907
Director compensation plan	—	—	682	—	—	—	682
Balance at June 30, 2023	$412,500	$61,219	$1,923,623	$(1,966)	$3,120,626	$(474,090)	$5,041,912

Balance at January 1, 2023	$412,500	$60,797	$1,902,474	$(304)	$2,849,007	$(427,636)	$4,796,838
Cumulative effect adjustment from the adoption of ASU 2022-02 (TDR)	—	—	—	—	(544)	—	(544)
Net income	—	—	—	—	334,948	—	334,948
Other comprehensive loss, net of tax	—	—	—	—	—	(46,454)	(46,454)
Cash dividends declared on common stock, $0.80 per share	—	—	—	—	(48,803)	—	(48,803)
Dividends on Series D preferred stock, $0.82 per share and Series E preferred stock, $859.38 per share	—	—	—	—	(13,982)	—	(13,982)
Common stock repurchased under authorized program	—	—	—	—	—	—	—
Stock-based compensation	—	—	16,403	—	—	—	16,403
Issuance of Series E Preferred Stocks	—	—	—	—	—	—	—
Common stock issued for:
New issuance, net of cost	—	—	—	—	—	—	—
Exercise of stock options and warrants	—	54	2,162	—	—	—	2,216
Restricted stock awards	—	283	(283)	(1,662)	—	—	(1,662)
Employee stock purchase plan	—	22	1,579	—	—	—	1,601
Director compensation plan	—	63	1,288	—	—	—	1,351
Balance at June 30, 2023	$412,500	$61,219	$1,923,623	$(1,966)	$3,120,626	$(474,090)	$5,041,912
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022
Operating Activities:
Net income	$334,948	$221,904
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	51,559	24,523
Depreciation, amortization and accretion, net	34,997	45,187
Stock-based compensation expense	16,403	14,889
Amortization of premium on securities, net	743	1,475
Accretion of discount and deferred fees on loans, net	(9,067)	(13,960)
Mortgage servicing rights fair value changes, net of economic hedge	13,190	(39,658)
Non-designated derivatives fair value changes, net	(2,088)	(236)
Originations and purchases of mortgage loans held-for-sale	(980,276)	(1,716,502)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	29,890	43,288
Proceeds from sales of mortgage loans held-for-sale	900,046	1,916,314
Bank owned life insurance (“BOLI”) (gains) losses	(2,673)	836
(Increase) decrease in trading securities, net	(1,900)	51
Decrease in brokerage customer receivables, net	665	4,541
Gains on mortgage loans sold	(24,133)	(31,137)
(Gains) losses on investment securities, net	(1,398)	10,579
Losses on sales of premises and equipment, net	1,594	2,126
Losses (gains) on sales and fair value adjustments of other real estate owned, net	100	(868)
(Increase) decrease in accrued interest receivable and other assets, net	(83,646)	130,148
Increase in accrued interest payable and other liabilities, net	129,238	209,824
Net Cash Provided by Operating Activities	408,192	823,324
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	2,032,564	208,534
Proceeds from maturities and calls of held-to-maturity securities	84,015	124,986
Proceeds from sales of equity securities with readily determinable fair value	23,592	18,753
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	67	529
Purchases of available-for-sale securities	(1,359,722)	(1,224,316)
Purchases of held-to-maturity securities	(8,439)	(596,897)
Purchases of equity securities with readily determinable fair value	(26,677)	(27,805)
Purchases of equity securities without readily determinable fair value	(5,600)	(8,480)
Redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock, net	29,642	(760)
Distributions from investments in partnerships, net	4,995	3,196
Net cash paid in business combinations	(4,966)	—
Proceeds from sales of other real estate owned	1,168	3,669
Decrease in securities purchased under resale agreements with terms exceeding three months, net	—	225,000
(Increase) decrease in interest-bearing deposits with banks, net	(172,149)	2,105,160
Increase in loans, net	(1,820,788)	(2,202,286)
Redemption of BOLI	—	960
Purchases of premises and equipment, net	(9,318)	(23,366)
Net Cash Used for Investing Activities	(1,231,616)	(1,393,123)
Financing Activities:
Increase in deposit accounts, net	1,136,159	497,735
Increase (decrease) in other borrowings, net	59,552	(5,059)
Decrease in Federal Home Loan Bank advances, net	(290,000)	(75,000)
Proceeds from common stock offering, net	—	286,315
Cash payments to settle contingent consideration liabilities recognized in business combinations	(57)	—
Issuance of common shares resulting from the exercise of stock options and employee stock purchase plan	5,168	6,464
Common stock repurchases for tax withholdings related to stock-based compensation	(1,662)	—
Dividends paid	(62,785)	(52,914)
Net Cash Provided by Financing Activities	846,375	657,541
Net Increase in Cash and Cash Equivalents	22,951	87,742
Cash and Cash Equivalents at Beginning of Period	490,966	411,205
Cash and Cash Equivalents at End of Period	$513,917	$498,947
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

In November 2020, federal and state banking regulators issued the “Interagency Policy Statement on Reference Rates for Loans” to reiterate that a specific replacement rate for loans impacted by reference rate reform has not been endorsed and entities may utilize any replacement reference rate determined to be appropriate based on its funding model and customer needs. As discussed in the “Interagency Policy Statement on Reference Rates for Loans,” fallback language should be included in lending contracts to provide for use of a robust fallback rate if the initial reference rate is discontinued. Additionally, federal banking regulators issued the “Interagency Statement on LIBOR Transition” acknowledging that the administrator of the London Inter-Bank Offered Rate (“LIBOR”) has announced it will consult on its intention to cease the publication of the one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. As discussed in the “Interagency Statement on LIBOR Transition,” regulators encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, in order to facilitate an orderly, safe and sound LIBOR transition. The Company has discontinued use of USD LIBOR in new contracts and continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements. As of June 30, 2023, the Company has mitigated its remaining LIBOR exposure, with any outstanding or committed exposures being proactively moved to an alternative rate or falling back per the terms of the contract or as per the AIRLA.

In December 2022, the FASB issued ASU No. 2022-06 “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848,” which updated the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities would no longer be permitted to apply the relief in Topic 848. The objective of Topic 848 is to provide relief during the temporary transition period, thus, the FASB included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. This guidance was effective upon issuance and can be applied prospectively, with certain exceptions, through December 31, 2024. The Company expects that adoption of this standard on activities subsequent to June 30, 2023 will not have a material impact on the consolidated financial statements.

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

Equity Method and Joint Ventures - Investments in Tax Credit Structures

In March 2023, the FASB issued ASU No. 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” which allows reporting entities the option to apply the proportional amortization method to other tax credit programs besides the Low-Income Housing Tax Credit structures. The guidance requires application of the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing the method at the reporting level entity level. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods therein, and is to be applied under either a modified retrospective or retrospective approach. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

(3) Business Combinations

On April 3, 2023, the Company completed its acquisition of Rothschild & Co Asset Management US Inc. and Rothschild & Co Risk Based Investments LLC from Rothschild & Co North America Inc (collectively, “Rothschild & Co Asset Management U.S.”). As of the acquisition date, the Company acquired approximately $12.6 million in assets. As the transaction was determined to be a business combination, the Company recorded goodwill of approximately $2.6 million on the purchase.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	80,000	—	(5,725)	74,275
Municipal	173,540	102	(6,231)	167,411
Corporate notes:
Financial issuers	83,995	—	(12,920)	71,075
Other	1,000	—	(15)	985
Mortgage-backed: (1)
Mortgage-backed securities	3,585,943	—	(483,659)	3,102,284
Collateralized mortgage obligations	94,373	—	(17,922)	76,451
Total available-for-sale securities	$4,018,851	$102	$(526,472)	$3,492,481
Held-to-maturity securities
U.S. government agencies	$339,604	$—	$(71,022)	$268,582
Municipal	176,128	362	(4,502)	171,988
Mortgage-backed: (1)
Mortgage-backed securities	2,832,138	—	(574,114)	2,258,024
Collateralized mortgage obligations	159,120	—	(23,014)	136,106
Corporate notes	57,889	35	(4,733)	53,191
Total held-to-maturity securities	$3,564,879	$397	$(677,385)	$2,887,891
Less: Allowance for credit losses	(406)
Held-to-maturity securities, net of allowance for credit losses	$3,564,473
Equity securities with readily determinable fair value	$120,629	$3,711	$(8,065)	$116,275
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$14,943	$5	$—	$14,948
U.S. government agencies	80,000	36	(5,814)	74,222
Municipal	173,861	230	(5,436)	168,655
Corporate notes:
Financial issuers	93,994	—	(9,291)	84,703
Other	1,000	2	—	1,002
Mortgage-backed: (1)
Mortgage-backed securities	3,308,494	238	(488,795)	2,819,937
Collateralized mortgage obligations	97,342	—	(17,792)	79,550
Total available-for-sale securities	$3,769,634	$511	$(527,128)	$3,243,017
Held-to-maturity securities
U.S. government agencies	$339,614	$—	$(75,293)	$264,321
Municipal	179,027	477	(4,066)	175,438
Mortgage-backed: (1)
Mortgage-backed securities	2,900,031	—	(583,682)	2,316,349
Collateralized mortgage obligations	164,151	—	(23,322)	140,829
Corporate notes	58,232	—	(5,348)	52,884
Total held-to-maturity securities	$3,641,055	$477	$(691,711)	$2,949,821
Less: Allowance for credit losses	(488)
Held-to-maturity securities, net of allowance for credit losses	$3,640,567
Equity securities with readily determinable fair value	$115,552	$2,935	$(8,122)	$110,365
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	50,000	—	(1,913)	48,087
Municipal	170,268	570	(4,133)	166,705
Corporate notes:
Financial issuers	93,994	—	(5,177)	88,817
Other	1,000	—	(4)	996
Mortgage-backed: (1)
Mortgage-backed securities	2,915,107	28	(336,517)	2,578,618
Collateralized mortgage obligations	101,132	1	(14,235)	86,898
Total available-for-sale securities	$3,331,501	$599	$(361,979)	$2,970,121
Held-to-maturity securities
U.S. government agencies	$294,631	$—	$(53,222)	$241,409
Municipal	179,642	1,195	(2,796)	178,041
Mortgage-backed: (1)
Mortgage-backed securities	2,719,754	—	(438,050)	2,281,704
Collateralized mortgage obligations	170,951	—	(16,254)	154,697
Corporate notes	48,574	2	(4,158)	44,418
Total held-to-maturity securities	$3,413,552	$1,197	$(514,480)	$2,900,269
Less: Allowance for credit losses	(83)
Held-to-maturity securities, net of allowance for credit losses	$3,413,469
Equity securities with readily determinable fair value	$96,247	$3,143	$(6,095)	$93,295
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $53.4 million as of June 30, 2023. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward or downward adjustments related to such observable price changes for the three and six months ended June 30, 2023 or June 30, 2022. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three months ended June 30, 2023, the Company recorded no impairment of equity securities without readily determinable fair values. During the three months ended June 30, 2022, the Company recorded $3.8 million of impairment of equity securities without readily determinable fair values. During the six months ended June 30, 2023, the Company recorded no of impairment of equity securities without readily determinable fair values. During the six months ended June 30, 2022, the Company recorded $4.4 million of impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. government agencies	$29,909	$(91)	$44,366	$(5,634)	$74,275	$(5,725)
Municipal	101,356	(1,988)	53,731	(4,243)	155,087	(6,231)
Corporate notes:
Financial issuers	—	—	71,075	(12,920)	71,075	(12,920)
Other	985	(15)	—	—	985	(15)
Mortgage-backed: (1)
Mortgage-backed securities	876,659	(18,454)	2,225,624	(465,205)	3,102,283	(483,659)
Collateralized mortgage obligations	37	(1)	76,414	(17,921)	76,451	(17,922)
Total available-for-sale securities	$1,008,946	$(20,549)	$2,471,210	$(505,923)	$3,480,156	$(526,472)
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

The Company does not consider available-for-sale securities with unrealized losses at June 30, 2023 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at June 30, 2023 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (7) “Allowance for Credit Losses” for further discussion regarding any credit losses associated with held-to-maturity securities at June 30, 2023.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Realized gains on investment securities	$6	$7	$611	$265
Realized losses on investment securities	(6)	(7)	(51)	(14)
Net realized gains on investment securities	—	—	560	251
Unrealized gains on equity securities with readily determinable fair value	684	2	2,974	182
Unrealized losses on equity securities with readily determinable fair value	(684)	(4,013)	(2,136)	(6,655)
Net unrealized gains (losses) on equity securities with readily determinable fair value	—	(4,011)	838	(6,473)
Upward adjustments of equity securities without readily determinable fair values	—	—	—	—
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	—	(3,786)	—	(4,357)
Adjustment and impairment, net, of equity securities without readily determinable fair values	—	(3,786)	—	(4,357)
Gains (losses) on investment securities, net	$—	$(7,797)	$1,398	$(10,579)
Proceeds from sales of available-for-sale securities(1)	$—	$—	$—	$—
Proceeds from sales of equity securities with readily determinable fair value	—	—	23,592	18,753
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	—	279	67	529
(1)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2023, December 31, 2022 and June 30, 2022, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2023		December 31, 2022		June 30, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$93,724	$93,137	$119,830	$119,275	$55,058	$54,824
Due in one to five years	138,704	126,776	63,644	61,701	75,941	74,559
Due in five to ten years	41,655	36,315	115,734	105,076	115,378	109,492
Due after ten years	64,452	57,518	64,590	57,478	68,885	65,730
Mortgage-backed	3,680,316	3,178,735	3,405,836	2,899,487	3,016,239	2,665,516
Total available-for-sale securities	$4,018,851	$3,492,481	$3,769,634	$3,243,017	$3,331,501	$2,970,121
Held-to-maturity securities
Due in one year or less	$2,479	$2,475	$1,340	$1,332	$1,457	$1,458
Due in one to five years	102,182	96,806	94,705	89,093	84,906	80,705
Due in five to ten years	106,708	105,054	115,318	113,758	105,450	105,491
Due after ten years	362,252	289,426	365,510	288,460	331,034	276,214
Mortgage-backed	2,991,258	2,394,130	3,064,182	2,457,178	2,890,705	2,436,401
Total held-to-maturity securities	$3,564,879	$2,887,891	$3,641,055	$2,949,821	$3,413,552	$2,900,269
Less: Allowance for credit losses	(406)		(488)		(83)
Held-to-maturity securities, net of allowance for credit losses	$3,564,473		$3,640,567		$3,413,469

Securities having a carrying value of $6.4 billion at June 30, 2023 as well as securities having a carrying value of $2.8 billion at both December 31, 2022 and June 30, 2022, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At June 30, 2023, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2023	2022	2022
Balance:
Commercial	$12,600,471	$12,549,164	$12,047,105
Commercial real estate	10,608,811	9,950,947	9,407,205
Home equity	336,974	332,698	325,826
Residential real estate	2,643,240	2,372,383	2,078,907
Premium finance receivables
Property and casualty insurance	6,762,698	5,849,459	5,541,447
Life insurance	8,039,273	8,090,998	7,608,433
Consumer and other	31,941	50,836	44,180
Total loans, net of unearned income	$41,023,408	$39,196,485	$37,053,103
Mix:
Commercial	31%	32%	32%
Commercial real estate	26	25	25
Home equity	1	1	1
Residential real estate	6	6	6
Premium finance receivables
Property and casualty insurance	16	15	15
Life insurance	20	21	21
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses, which, for the commercial and commercial real estate portfolios, are located primarily within the geographic market areas that the banks serve. Various niche lending businesses, including lease finance and franchise lending, operate on a national level. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower, and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $281.7 million at June 30, 2023, $224.5 million at December 31, 2022 and $160.6 million at June 30, 2022.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $72.8 million at June 30, 2023, $71.8 million at December 31, 2022 and $70.2 million at June 30, 2022.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $267.3 million at June 30, 2023, $214.0 million at December 31, 2022, and $130.9 million at June 30, 2022.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at June 30, 2023, December 31, 2022 and June 30, 2022:

As of June 30, 2023		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$40,460	$573	$22,808	$48,970	$12,487,660	$12,600,471
Commercial real estate
Construction and development	12,536	—	—	766	1,747,134	1,760,436
Non-construction	5,947	—	1,054	13,452	8,827,922	8,848,375
Home equity	1,361	110	316	601	334,586	336,974
Residential real estate, excluding early buy-out loans	13,652	—	7,243	872	2,433,625	2,455,392
Premium finance receivables
Property and casualty insurance loans	19,583	12,785	22,670	32,751	6,674,909	6,762,698
Life insurance loans	6	1,667	3,729	90,117	7,943,754	8,039,273
Consumer and other	4	28	51	146	31,712	31,941
Total loans, net of unearned income, excluding early buy-out loans	$93,549	$15,163	$57,871	$187,675	$40,481,302	$40,835,560
Early buy-out loans guaranteed by U.S. government agencies (1)	117	57,728	918	—	129,085	187,848
Total loans, net of unearned income	$93,666	$72,891	$58,789	$187,675	$40,610,387	$41,023,408

As of December 31, 2022		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$35,579	$462	$21,128	$56,696	$12,435,299	$12,549,164
Commercial real estate
Construction and development	416	—	361	14,390	1,471,763	1,486,930
Non-construction	5,971	—	1,883	16,285	8,439,878	8,464,017
Home equity	1,487	—	—	2,152	329,059	332,698
Residential real estate, excluding early buy-out loans	10,171	—	4,364	9,982	2,183,078	2,207,595
Premium finance receivables
Property and casualty insurance loans	13,470	15,841	14,926	40,557	5,764,665	5,849,459
Life insurance loans	—	17,245	5,260	68,725	7,999,768	8,090,998
Consumer and other	6	49	18	224	50,539	50,836
Total loans, net of unearned income, excluding early buy-out loans	$67,100	$33,597	$47,940	$209,011	$38,674,049	$39,031,697
Early buy-out loans guaranteed by U.S. government agencies (1)	31,279	47,450	984	1,584	83,491	164,788
Total loans, net of unearned income	$98,379	$81,047	$48,924	$210,595	$38,757,540	$39,196,485
(1)Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

As of June 30, 2022		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$32,436	$—	$16,789	$14,120	$11,983,760	$12,047,105
Commercial real estate
Construction and development	889	—	—	1,144	1,504,285	1,506,318
Non-construction	9,829	—	6,771	33,076	7,851,211	7,900,887
Home equity	1,084	—	154	930	323,658	325,826
Residential real estate, excluding early buy-out loans	8,330	—	534	147	1,956,040	1,965,051
Premium finance receivables
Property and casualty insurance loans	13,303	6,447	15,299	23,313	5,483,085	5,541,447
Life insurance loans	—	—	1,796	65,155	7,541,482	7,608,433
Consumer and other	8	25	8	119	44,020	44,180
Total loans, net of unearned income, excluding early buy-out loans	$65,879	$6,472	$41,351	$138,004	$36,687,541	$36,939,247
Early buy-out loans guaranteed by U.S. government agencies (1)	23,815	50,314	272	—	39,455	113,856
Total loans, net of unearned income	$89,694	$56,786	$41,623	$138,004	$36,726,996	$37,053,103
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at June 30, 2023:

	Year of Origination							Revolving	Total
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$1,432,042	$2,302,642	$1,892,615	$842,764	$536,136	$1,091,823	$4,016,909	$3,612	$12,118,543
Special mention	4,953	44,081	72,155	5,689	18,040	6,820	94,418	1,328	247,484
Substandard accrual	3,046	36,007	39,858	3,177	9,549	41,282	60,683	382	193,984
Substandard nonaccrual/doubtful	—	1,100	5,576	1,848	27,455	4,316	165	—	40,460
Total commercial, industrial and other	$1,440,041	$2,383,830	$2,010,204	$853,478	$591,180	$1,144,241	$4,172,175	$5,322	$12,600,471
Construction and development
Pass	$137,138	$623,589	$479,051	$191,308	$110,298	$115,876	$16,549	$367	$1,674,176
Special mention	—	—	1,699	18,420	20,000	14,250	—	—	54,369
Substandard accrual	—	2,475	—	—	3,464	13,416	—	—	19,355
Substandard nonaccrual/doubtful	—	4,190	—	8,248	—	98	—	—	12,536
Total construction and development	$137,138	$630,254	$480,750	$217,976	$133,762	$143,640	$16,549	$367	$1,760,436
Non-construction
Pass	$824,864	$1,857,052	$1,423,876	$972,603	$788,128	$2,549,042	$192,636	$1,415	$8,609,616
Special mention	2,479	5,088	28,536	—	26,357	63,570	1,439	—	127,469
Substandard accrual	—	1,431	2,964	21,406	11,012	68,530	—	—	105,343
Substandard nonaccrual/doubtful	—	—	25	—	586	5,336	—	—	5,947
Total non-construction	$827,343	$1,863,571	$1,455,401	$994,009	$826,083	$2,686,478	$194,075	$1,415	$8,848,375
Home equity
Pass	$—	$—	$63	$—	$93	$6,207	$317,066	$—	$323,429
Special mention	—	230	—	—	59	1,763	2,370	—	4,422
Substandard accrual	—	—	—	—	—	6,596	1,038	128	7,762
Substandard nonaccrual/doubtful	—	—	77	115	18	937	98	116	1,361
Total home equity	$—	$230	$140	$115	$170	$15,503	$320,572	$244	$336,974
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$24	$1,384	$9,713	$19,125	$157,602	$—	$—	$187,848
Pass	254,659	827,009	809,152	221,005	116,043	189,815	—	—	2,417,683

Special mention	39	3,470	994	1,355	534	5,317	—	—	11,709
Substandard accrual	583	2,562	4,377	1,165	260	3,401	—	—	12,348
Substandard nonaccrual/doubtful	—	912	1,206	744	2,497	8,293	—	—	13,652
Total residential real estate	$255,281	$833,977	$817,113	$233,982	$138,459	$364,428	$—	$—	$2,643,240
Premium finance receivables - property and casualty
Pass	$5,638,768	$919,368	$26,646	$4,012	$361	$—	$—	$—	$6,589,155
Special mention	130,056	17,308	255	10	—	—	—	—	147,629
Substandard accrual	3,220	3,110	1	—	—	—	—	—	6,331
Substandard nonaccrual/doubtful	4,554	14,811	213	5	—	—	—	—	19,583
Total premium finance receivables - property and casualty	$5,776,598	$954,597	$27,115	$4,027	$361	$—	$—	$—	$6,762,698
Premium finance receivables - life
Pass	$125,737	$584,412	$875,181	$1,063,640	$949,935	$4,404,124	$—	$—	$8,003,029
Special mention	—	—	758	6,323	—	29,157	—	—	36,238
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	6	—	—	—	—	—	—	6
Total premium finance receivables - life	$125,737	$584,418	$875,939	$1,069,963	$949,935	$4,433,281	$—	$—	$8,039,273
Consumer and other
Pass	$2,344	$1,904	$1,077	$163	$399	$—	$25,849	$—	$31,736
Special mention	2	13	—	—	2	127	1	—	145
Substandard accrual	—	9	—	—	—	37	10	—	56
Substandard nonaccrual/doubtful	—	—	4	—	—	—	—	—	4
Total consumer and other	$2,346	$1,926	$1,081	$163	$401	$164	$25,860	$—	$31,941
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$24	$1,384	$9,713	$19,125	$157,602	$—	$—	$187,848
Pass	8,415,552	7,115,976	5,507,661	3,295,495	2,501,393	8,356,887	4,569,009	5,394	39,767,367
Special mention	137,529	70,190	104,397	31,797	64,992	121,004	98,228	1,328	629,465
Substandard accrual	6,849	45,594	47,200	25,748	24,285	133,262	61,731	510	345,179
Substandard nonaccrual/doubtful	4,554	21,019	7,101	10,960	30,556	18,980	263	116	93,549
Total loans	$8,564,484	$7,252,803	$5,667,743	$3,373,713	$2,640,351	$8,787,735	$4,729,231	$7,348	$41,023,408
Gross write offs
Three months ended June 30, 2023	$4,963	$569	$1,055	$5,159	$5,014	$1,756	$—	$—	$18,516
Six months ended June 30, 2023	5,441	5,462	2,249	5,496	5,332	1,887	—	—	25,867

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

As of June 30, 2023	Year of Origination						Total
(In thousands)	2023	2022	2021	2020	2019	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$160,000	$147,806	$25,000	$4,000	$2,798	$339,604
5-7 internal grade							—
8-10 internal grade							—
Total U.S. government agencies	$—	$160,000	$147,806	$25,000	$4,000	$2,798	$339,604
Municipal
1-4 internal grade	$1,996	$1,041	$6,955	$264	$616	$165,256	$176,128
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$1,996	$1,041	$6,955	$264	$616	$165,256	$176,128
Mortgage-backed securities
1-4 internal grade	$5,065	$595,015	$2,391,178	$—	$—	$—	$2,991,258
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$5,065	$595,015	$2,391,178	$—	$—	$—	$2,991,258
Corporate notes
1-4 internal grade	$—	$14,964	$—	$6,008	$7,269	$29,648	$57,889
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$14,964	$—	$6,008	$7,269	$29,648	$57,889
Total held-to-maturity securities							$3,564,879
Less: Allowance for credit losses							(406)
Held-to-maturity securities, net of allowance for credit losses							$3,564,473

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

	June 30,	December 31,	June 30,
(In thousands)	2023	2022	2022
Allowance for loan losses	$302,499	$270,173	$251,769
Allowance for unfunded lending-related commitments losses	84,881	87,275	60,340
Allowance for loan losses and unfunded lending-related commitments losses	387,380	357,448	312,109
Allowance for held-to-maturity securities losses	406	488	83
Allowance for credit losses	$387,786	$357,936	$312,192

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of June 30, 2023, excluding loans carried at fair value, substandard nonaccrual loans totaling $23.5 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and six months ended June 30, 2023 and 2022 is as follows.

Three months ended June 30, 2023		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$149,501	$194,780	$7,728	$11,434	$11,955	$400	$375,798
Other adjustments	—	—	—	—	41	—	41
Charge-offs	(5,629)	(8,124)	—	—	(4,653)	(110)	(18,516)
Recoveries	505	25	37	6	890	23	1,486
Provision for credit losses	(1,235)	29,015	(798)	812	813	(36)	28,571
Allowance for credit losses at period end	$143,142	$215,696	$6,967	$12,252	$9,046	$277	$387,380
By measurement method:
Individually measured	$7,205	$5,819	$—	$106	$—	$—	$13,130
Collectively measured	135,937	209,877	6,967	12,146	9,046	277	374,250
Loans at period end
Individually measured	$40,460	$18,483	$1,361	$13,496	$—	$4	$73,804
Collectively measured	12,560,011	10,590,328	335,613	2,429,297	14,801,971	31,937	40,749,157
Loans held at fair value	—	—	—	200,447	—	—	200,447

Three months ended June 30, 2022	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$120,911	$144,906	$10,566	$9,429	$14,722	$634	$301,168
Other adjustments	—	—	—	—	(56)	—	(56)
Charge-offs	(8,928)	(40)	(192)	—	(2,903)	(253)	(12,316)
Recoveries	996	553	123	6	1,119	23	2,820
Provision for credit losses	29,940	(1,687)	(3,507)	1,044	(5,380)	83	20,493
Allowance for credit losses at period end	$142,919	$143,732	$6,990	$10,479	$7,502	$487	$312,109
By measurement method:
Individually measured	$5,674	$99	$105	$790	$—	$—	$6,668
Collectively measured	137,245	143,633	6,885	9,689	7,502	487	305,441
Loans at period end
Individually measured	$34,892	$20,377	$11,876	$18,333	$—	$79	$85,557
Collectively measured	12,012,213	9,386,828	313,950	1,937,817	13,149,880	44,101	36,844,789
Loans held at fair value	—	—	—	122,757	—	—	122,757

Six months ended June 30, 2023		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$142,769	$184,352	$7,573	$11,585	$10,671	$498	$357,448
Cumulative effect adjustment from the adoption of ASU 2016-13	111	1,356	(33)	(692)	—	(1)	741
Other adjustments	—	—	—	—	45	—	45
Charge-offs	(8,172)	(8,129)	—	—	(9,303)	(263)	(25,867)
Recoveries	897	125	72	10	2,213	55	3,372
Provision for credit losses	7,537	37,992	(645)	1,349	5,420	(12)	51,641
Allowance for credit losses at period end	$143,142	$215,696	$6,967	$12,252	$9,046	$277	$387,380

Six months ended June 30, 2022		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$119,307	$144,583	$10,699	$8,782	$15,859	$423	$299,653
Other adjustments	—	—	—	—	(34)	—	(34)
Charge-offs	(10,342)	(817)	(389)	(466)	(4,581)	(446)	(17,041)
Recoveries	1,534	585	216	11	2,595	72	5,013
Provision for credit losses	32,420	(619)	(3,536)	2,152	(6,337)	438	24,518
Allowance for credit losses at period end	$142,919	$143,732	$6,990	$10,479	$7,502	$487	$312,109

For the three and six months ended June 30, 2023, the Company recognized approximately $28.6 million and $51.6 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of loan growth as well as the Company’s macroeconomic forecasts of key model inputs, most notably, Baa corporate credit spreads and the Commercial Real Estate Pricing Index (“CREPI”). Uncertainties remain regarding expected economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of June 30, 2023. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, stable loan risk rating migration. Net charge-offs in the three and six month periods ending June 30, 2023, totaled $17.0 million and $22.5 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three and six month period ended June 30, 2023, the Company recognized approximately $(57,000) and $(82,000), respectively, of provision for credit losses related to held-to-maturity securities. At June 30, 2023, the Company did not identify any losses within its portfolio that it would deem a credit loss and require additional measurement of an allowance for credit losses.
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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned

(“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At June 30, 2023, the Company had $318,000 of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $50.4 million and $10.9 million at June 30, 2023 and 2022, respectively.

The table below presents a summary of the balance immediately following the modification of loans to borrowers experiencing financial difficulties during the three months and six months ended June 30, 2023:

Three months ended June 30, 2023 (Dollars in thousands)	Total (1)		Percentage of Total Class of Loan	Extension of Term (1)	Reduction of Interest Rate (1)	Delay in Contractual Payments (1)	Extension of Term and Reduction of Interest Rate (1)

Commercial
Commercial, industrial and other	$423		0.0%	$—	$—	$—	$423
Commercial real estate
Non-construction	4,376		0.0	—	—	—	4,376
Home equity	—		—	—	—	—	—
Residential real estate	264		0.0	143	—	—	121
Premium finance receivables
Property and casualty insurance loans	—		—	—	—	—	—
Total loans	$5,063		0.0%	$143	$—	$—	$4,920

Weighted average magnitude of modifications:
Duration of extension of term	43 months
Reduction of interest rate	207	bps

Six months ended June 30, 2023 (Dollars in thousands)	Total (1)		Percentage of Total Class of Loan	Extension of Term (1)	Reduction of Interest Rate (1)	Delay in Contractual Payments (1)	Extension of Term and Reduction of Interest Rate (1)

Commercial
Commercial, industrial and other	$37,897		0.3%	$1,938	$221	$35,265	$473
Commercial real estate
Non-construction	5,709		0.1	467	827	39	4,376
Home equity	203		0.1	203	—	—	—
Residential real estate	1,972		0.1	1,396	271	—	305
Premium finance receivables
Property and casualty insurance loans	11		—	3	—	—	8
Total loans	$45,792		0.1%	$4,007	$1,319	$35,304	$5,162

Weighted average magnitude of modifications:
Duration of extension of term	36 months
Reduction of interest rate	223	bps
Duration of delayed contractual payment terms	17 months
(1)Balances represent the recorded investment in the loan at the time of the restructuring.

The following table presents a summary of all loans for borrowers experiencing financial difficulties modified during the six months ended June 30, 2023, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Total (2)	Payments in Default (1)(2)	Payments in Default (1)(2)
Commercial
Commercial, industrial and other	$37,897	$18,729	$18,729
Commercial real estate
Non-construction	5,709	923	923
Home equity	203	203	203
Residential real estate	1,972	541	541
Premium finance receivables
Property and casualty insurance loans	11	11	11
Total loans	$45,792	$20,407	$20,407
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

The table below presents a summary of the balance immediately following the modification of loans restructured during the three months ended June 30, 2022 which represent TDRs:

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

During the three months ended June 30, 2022, 16 loans totaling $2.4 million were determined to be TDRs. Of these loans extended at below market terms, the weighted average extension had a term of 63 months for the quarter ended June 30, 2022. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 96 basis points during the three months ended June 30, 2022. Additionally, no principal balances were forgiven during the quarter ended June 30, 2022.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2022 and such loans that were in payment default under the restructured terms during the respective periods below:

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
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2022	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2023
Community banking	$545,671	$—	$—	$—	$545,671
Specialty finance	38,480	—	—	528	39,008
Wealth management	69,373	2,622	—	—	71,995
Total	$653,524	$2,622	$—	$528	$656,674

The wealth management unit’s goodwill increased $2.6 million in the first six months of 2023 as a result of the Rothschild & Co Asset Management U.S. acquisition. The specialty finance unit’s goodwill increased $528,000 in the first six months of 2023 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of June 30, 2023, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of June 30, 2023 is as follows:

(In thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(44,432)	(42,501)	(40,404)
Net carrying amount	$10,774	$12,705	$14,802
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$16,574	$18,505	$20,602
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,963	$1,962	$1,966
Accumulated amortization	(1,813)	(1,785)	(1,756)
Net carrying amount	$150	$177	$210
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$20,430	$20,430
Accumulated amortization	(17,701)	(16,926)	(16,124)
Net carrying amount	$8,929	$3,504	$4,306
Total acquisition-related intangible assets:
Gross carrying amount	$89,599	$83,398	$83,402
Accumulated amortization	(63,946)	(61,212)	(58,284)
Total other acquisition-related intangible assets, net	$25,653	$22,186	$25,118

Estimated amortization
Actual in six months ended June 30, 2023	$2,734
Estimated remaining in 2023	2,769
Estimated—2024	4,301
Estimated—2025	3,482
Estimated—2026	2,772
Estimated—2027	2,157

The core deposit intangibles recognized in connection with prior bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line basis. The increase in wealth management segment customer list and other intangibles relates to the acquisition in the second quarter 2023 which is being amortized over a period of ten years on an accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with the acquisition of certain assets of Veterans First Mortgage in 2018. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis.

Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $2.7 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2023	2022	2023	2022
Fair value at beginning of the period	$224,470	199,146	$230,225	$147,571
Additions from loans sold with servicing retained	8,720	11,210	13,827	25,611
Servicing rights sold	(30,170)	—	(30,170)	—
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	—	(1)	—	(176)
Payoffs and paydowns	(5,043)	(6,838)	(8,952)	(12,854)
Changes in valuation inputs or assumptions	2,715	9,147	(4,238)	52,512
Fair value at end of the period	$200,692	$212,664	$200,692	$212,664
Unpaid principal balance of mortgage loans serviced for others	$11,752,223	$13,643,623

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects not to designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of June 30, 2023, see Note (14) “Derivative Financial Instruments” in Item 1 of this report. There were no such options or swaps outstanding as of June 30, 2022.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Balance:
Non-interest-bearing	$10,604,915	$12,668,160	$13,855,844
NOW and interest-bearing demand deposits	5,814,836	5,591,986	5,918,908
Wealth management deposits	1,417,984	2,463,833	3,182,407
Money market	14,523,124	12,886,795	12,273,350
Savings	5,321,578	4,556,635	3,686,596
Time certificates of deposit	6,356,270	4,735,135	3,676,221
Total deposits	$44,038,707	$42,902,544	$42,593,326
Mix:
Non-interest-bearing	24%	30%	33%
NOW and interest-bearing demand deposits	13	13	13
Wealth management deposits	3	5	7
Money market	33	30	29
Savings	12	11	9
Time certificates of deposit	15	11	9
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	June 30, 2023	December 31, 2022	June 30, 2022
FHLB advances	$2,026,071	$2,316,071	$1,166,071
Other borrowings:
Notes payable	185,539	199,793	69,619
Short-term borrowings	17,773	17,612	16,418
Secured borrowings	326,348	317,942	334,467
Other	135,559	61,267	62,283
Total other borrowings	665,219	596,614	482,787
Subordinated notes	437,628	437,392	437,162
Total FHLB advances, other borrowings and subordinated notes	$3,128,918	$3,350,077	$2,086,020

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances”, Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2022 Form 10-K.

Notes Payable

Notes payable balances represent the balances on a credit agreement (as amended, the “Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consisted of a $150.0 million term loan facility and a $100.0 million revolving credit facility. On December 12, 2022, the Company entered into an amendment and restatement of the Credit Agreement pursuant to the Amended and Restated Credit Agreement dated as of December 12, 2022, among the Company and the unaffiliated banks named therein as lenders and agents (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for, among other things, an increase to the term loan facility to $200.0 million. In connection with the entry into the Amended and Restated Credit Agreement, the outstanding term loan under the existing Credit Agreement was paid in full pursuant to the terms thereof. On, July 17, 2023 the Company entered into an amendment (the “Amendment”) to the Amended and Restated Credit Agreement dated December 12, 2022. The Amendment designates 450 Northbrook Trust, a subsidiary of the Company, as a “Specified Subsidiary” under the Amended and Restated Credit Agreement, which excludes it from the scope of certain provisions of the burdensome agreements covenant in the Amended and Restated Credit Agreement. At June 30, 2023, the outstanding principal balance under the term loan facility was $185.5 million and there was no outstanding balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2023, the Company was in compliance with all such covenants.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreement at the banks. These borrowings totaled $16.3 million at June 30, 2023 compared to $17.6 million and $16.4 million at December 31, 2022 and June 30, 2022, respectively. As of June 30, 2023, the Company had pledged securities related to its customer balances in sweep accounts of $17.8 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of June 30, 2023 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$17,819
Excess collateral	1,546
Securities sold under repurchase agreements	$16,273

Secured Borrowings
The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). On May 31, 2023, the Company entered into the eleventh amending agreement to the Receivables Purchase Agreement dated as of December 16, 2014. The amended Receivables Purchase Agreement provides for, among other things, an extension of the maturity date to December 15, 2024, an increase to the facility to $520 million, and a fee rate increase from 0.775% to 0.825%. Additionally, since Canadian Dollar Offered Rate (“CDOR”) will cease being used in Canada in June 2024, references to CDOR changed to the Benchmark rate.

At June 30, 2023, the translated balance of the secured borrowings totaled $317.1 million compared to $309.7 million at December 31, 2022 and $326.0 million at June 30, 2022. The interest rate under the receivables purchase agreement is the Canadian Commercial Paper Rate plus 0.825%.

The remaining $9.2 million within secured borrowings at June 30, 2023 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At June 30, 2023, the Company was in compliance with all such covenants.

(12) Junior Subordinated Debentures

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2023. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual Rate at 6/30/2023	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	8.51%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	8.34%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	8.14%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	7.50%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	6.99%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	7.18%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	8.30%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	8.30%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	8.54%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	7.30%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	7.17%	06/2007	09/2037	06/2012
Total			$253,566		7.70%
The junior subordinated debentures totaled $253.6 million at June 30, 2023, December 31, 2022 and June 30, 2022.

The interest rates on the variable rate junior subordinated debentures are based on the three-month London Interbank Offered Rate (“LIBOR”) and reset on a quarterly basis. At June 30, 2023, the weighted average contractual interest rate on the junior subordinated debentures was 7.70%.

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

The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2023	June 30, 2022
Net interest income:
Community Banking	$346,232	$261,726	$84,506	32%
Specialty Finance	84,993	58,718	26,275	45
Wealth Management	7,404	9,534	(2,130)	(22)
Total Operating Segments	438,629	329,978	108,651	33
Intersegment Eliminations	8,908	7,826	1,082	14
Consolidated net interest income	$447,537	$337,804	$109,733	32%
Provision for credit losses:
Community Banking	$26,713	$20,225	$6,488	32%
Specialty Finance	1,801	192	1,609	NM
Wealth Management	—	—	—	—
Total Operating Segments	28,514	20,417	8,097	40
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$28,514	$20,417	$8,097	40%
Non-interest income:
Community Banking	$68,130	$62,714	$5,416	9%
Specialty Finance	31,737	24,992	6,745	27
Wealth Management	33,391	30,226	3,165	10
Total Operating Segments	133,258	117,932	15,326	13
Intersegment Eliminations	(20,228)	(14,990)	(5,238)	35
Consolidated non-interest income	$113,030	$102,942	$10,088	10%
Net revenue:
Community Banking	$414,362	$324,440	$89,922	28%
Specialty Finance	116,730	83,710	33,020	39
Wealth Management	40,795	39,760	1,035	3
Total Operating Segments	571,887	447,910	123,977	28
Intersegment Eliminations	(11,320)	(7,164)	(4,156)	58
Consolidated net revenue	$560,567	$440,746	$119,821	27%
Segment profit:
Community Banking	$102,517	$54,647	$47,870	88%
Specialty Finance	46,402	30,558	15,844	52
Wealth Management	5,831	9,308	(3,477)	(37)
Consolidated net income	$154,750	$94,513	$60,237	64%
Segment assets:
Community Banking	$42,452,673	$40,098,458	$2,354,215	6%
Specialty Finance	10,549,819	9,207,215	1,342,604	15
Wealth Management	1,283,684	1,663,659	(379,975)	(23)
Consolidated total assets	$54,286,176	$50,969,332	$3,316,844	7%
NM - Not meaningful

	Six Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2023	June 30, 2022
Net interest income:
Community Banking	$716,080	$490,341	$225,739	46%
Specialty Finance	155,344	114,088	41,256	36
Wealth Management	16,359	17,910	(1,551)	(9)
Total Operating Segments	887,783	622,339	265,444	43
Intersegment Eliminations	17,749	14,759	2,990	20
Consolidated net interest income	$905,532	$637,098	$268,434	42%
Provision for credit losses:
Community Banking	$47,812	$24,343	$23,469	96%
Specialty Finance	3,747	180	3,567	NM
Wealth Management	—	—	—	—
Total Operating Segments	51,559	24,523	27,036	110
Intersegment Eliminations		—	—	—
Consolidated provision for credit losses	$51,559	$24,523	$27,036	110%
Non-interest income:
Community Banking	$136,863	$184,602	$(47,739)	(26)%
Specialty Finance	57,527	49,114	8,413	17
Wealth Management	63,688	60,804	2,884	5
Total Operating Segments	258,078	294,520	(36,442)	(12)
Intersegment Eliminations	(37,279)	(28,788)	(8,491)	29
Consolidated non-interest income	$220,799	$265,732	$(44,933)	(17)%
Net revenue:
Community Banking	$852,943	$674,943	$178,000	26%
Specialty Finance	212,871	163,202	49,669	30
Wealth Management	80,047	78,714	1,333	2
Total Operating Segments	1,145,861	916,859	229,002	25
Intersegment Eliminations	(19,530)	(14,029)	(5,501)	39
Consolidated net revenue	$1,126,331	$902,830	$223,501	25%
Segment profit:
Community Banking	$236,749	$144,746	$92,003	64%
Specialty Finance	83,139	60,162	22,977	38
Wealth Management	15,060	16,996	(1,936)	(11)
Consolidated net income	$334,948	$221,904	$113,044	51%
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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2023, December 31, 2022 and June 30, 2022:

	Derivative Assets			Derivative Liabilities
(In thousands)	June 30, 2023	December 31, 2022	June 30, 2022	June 30, 2023	December 31, 2022	June 30, 2022
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$2,154	$—	$151	$121,347	$58,198	$—
Interest rate derivatives designated as Fair Value Hedges	16,255	16,768	10,396	—	—	128
Total derivatives designated as hedging instruments under ASC 815	$18,409	$16,768	$10,547	$121,347	$58,198	$128
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$261,205	$269,670	$165,209	$261,066	$271,109	$164,979
Interest rate lock commitments	3,487	1,711	6,649	172	58	173
Forward commitments to sell mortgage loans	2,769	220	906	38	414	1,963
Commodity forward contracts	434	257	—	214	162	—
Foreign exchange contracts	8,444	8,222	614	8,335	8,137	614
Total derivatives not designated as hedging instruments under ASC 815	$276,339	$280,080	$173,378	$269,825	$279,880	$167,729
Total Derivatives	$294,748	$296,848	$183,925	$391,172	$338,078	$167,857

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

As of June 30, 2023, the Company had various interest rate collar and swap derivatives designated as cash flow hedges of variable rate loans and various interest rate swap derivatives designated as cash flow hedges of variable rate deposits. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans or interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of June 30, 2023:

	June 30, 2023
	Notional	Fair Value
(In thousands)	Amount	Asset (Liability)
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(29,186)
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	(6,375)
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(45,700)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	(4,422)
Fixed 3.759%; matures December 2025	250,000	(4,356)
Fixed 3.680%; matures February 2026	250,000	(4,762)
Fixed 4.176%; matures March 2026	250,000	(1,563)
Fixed 3.915%; matures March 2026	250,000	(3,211)
Fixed 4.450%; matures July 2026	250,000	1,046
Fixed 3.515%, matures December 2026	250,000	(5,208)
Fixed 3.512%; matures December 2026	250,000	(5,233)
Fixed 3.453%; matures February 2027	250,000	(5,654)
Fixed 4.150%; matures July 2027	250,000	1,108
Fixed 3.748%; matures March 2028	250,000	(1,652)
Fixed 3.526%; matures March 2028	250,000	(4,025)
Total Cash Flow Hedges	$6,000,000	$(119,193)

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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Unrealized gain at beginning of period	$44,692	$76,389	$10,026	$36,908
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	14,092	1,012	17,664	6,365
Amount of gain recognized in other comprehensive income or loss	(120,523)	1,363	(89,429)	35,491
Unrealized gain at end of period	$(61,739)	$78,764	$(61,739)	$78,764

As of June 30, 2023, the Company estimated that during the next 12 months $68.9 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $17.6 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $86.5 million reclassified as a reduction to interest income related to the interest rate collars and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2023, the Company had 13 interest rate swaps with an aggregate notional amount of $204.1 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of June 30, 2023:

		June 30, 2023
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$187,102	$(16,202)	$(94)
	Available-for-sale debt securities	828	(25)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Six Months Ended
		June 30, 2023	June 30, 2023
Interest rate swaps	Interest and fees on loans	$(7)	$2
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates. As of June 30, 2023, there were no interest rate caps outstanding that were designed to act as an economic hedge. During 2022, the Company terminated an interest rate cap derivative contract related to LIBOR that was not designated as an accounting hedge with a total notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2023 and December 31, 2022, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $11.2 billion and $9.6 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At June 30, 2023 these interest rate derivatives had maturity dates ranging from July 2023 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2023 and December 31, 2022, the Company had interest rate lock commitments with an aggregate notional amount of approximately $225.1 million and $121.6 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $693.5 million and $321.0 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2023 and December 31, 2022, the Company had commodity derivative transactions with an aggregate notional amount of approximately $6.6 million and $3.6 million, respectively, (all forward contracts with customers and third parties) related to this program. At June 30, 2023, these commodity derivatives had maturity dates ranging from July 2023 to May 2024.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of June 30, 2023 and December 31, 2022, the Company held foreign currency derivatives with an aggregate notional amount of approximately $205.3 million and $226.2 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2023, December 31, 2022 or June 30, 2022.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. At both June 30, 2023 and December 31, 2022, the Company held three interest rate derivatives with an aggregate notional value of $190.0 million for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest rate swaps and caps	Trading gains, net	$12	$161	$812	$4,185
Mortgage banking derivatives	Mortgage banking revenue	4,791	(7,550)	8,431	(14,919)
Commodity contracts	Trading gains, net	49	—	226	—
Foreign exchange contracts	Trading gains, net	—	—	—	—
Covered call options	Fees from covered call options	2,578	1,069	12,969	4,811
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	(726)	—	220	—

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2023, there were no interest rate derivatives in a net liability position that were subject to such agreements. The fair value of such derivatives includes accrued interest related to these agreements.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	June 30, 2023	December 31, 2022	June 30, 2022	June 30, 2023	December 31, 2022	June 30, 2022
Gross Amounts Recognized	$279,614	$286,438	$175,756	$382,413	$329,307	$165,107
Less: Amounts offset in the Statements of Condition	—	—	—	—	—	—
Net amount presented in the Statements of Condition	$279,614	$286,438	$175,756	$382,413	$329,307	$165,107
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(125,159)	(64,100)	(6,009)	(125,159)	(64,100)	(6,009)
Collateral Posted	(145,735)	(194,666)	(163,412)	—	—	(91)
Net Credit Exposure	$8,720	$27,672	$6,335	$257,254	$265,207	$159,007

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

At June 30, 2023, the Company classified $114.2 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern

Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the second quarter of 2023, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2023 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At June 30, 2023, the Company classified $29.4 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at June 30, 2023 was 6.50%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.42% with credit loss discount ranging from 0%-13% at June 30, 2023.

Loans held-for-investment—The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At June 30, 2023, the Company classified $61.1 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at June 30, 2023 was 6.57%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 7.01% at June 30, 2023. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 6.2 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.89% with credit loss discounts ranging from 0%-14% at June 30, 2023.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At June 30, 2023, the Company classified $200.7 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at June 30, 2023 was 10.50% with discount rates applied ranging from 2%-21%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-100% or a weighted average prepayment speed of 7.01%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $77 and $405, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (9) “Mortgage Servicing Rights (“MSRs”)” for further discussion of MSRs.

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

At June 30, 2023, the Company classified $3.5 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at June 30, 2023 was 83.16% with pull-through rates applied ranging from 13% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	74,275	—	74,275	—
Municipal	167,411	—	53,256	114,155
Corporate notes	72,060	—	72,060	—
Mortgage-backed	3,178,735	—	3,178,735	—
Trading account securities	3,027	—	3,027	—
Equity securities with readily determinable fair value	116,275	108,209	8,066	—
Mortgage loans held-for-sale	338,728	—	309,322	29,406
Loans held-for-investment	193,953	—	132,830	61,123
MSRs	200,692	—	—	200,692
Nonqualified deferred compensation assets	14,796	—	14,796	—
Derivative assets	294,748	—	291,261	3,487
Total	$4,654,700	$108,209	$4,137,628	$408,863
Derivative liabilities	$391,172	$—	$391,172	$—

	December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$14,948	$14,948	$—	$—
U.S. government agencies	74,222	—	74,222	—
Municipal	168,655	—	51,118	117,537
Corporate notes	85,705	—	85,705	—
Mortgage-backed	2,899,487	—	2,899,487	—
Trading account securities	1,127	—	1,127	—
Equity securities with readily determinable fair value	110,365	102,299	8,066	—
Mortgage loans held-for-sale	299,935	—	251,280	48,655
Loans held-for-investment	179,932	—	95,767	84,165
MSRs	230,225	—	—	230,225
Nonqualified deferred compensation assets	13,899	—	13,899	—
Derivative assets	296,848	—	295,137	1,711
Total	$4,375,348	$117,247	$3,775,808	$482,293
Derivative liabilities	$338,078	$—	$338,078	$—

	June 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	48,087	—	48,087	—
Municipal	166,705	—	53,220	113,485
Corporate notes	89,813	—	89,813	—
Mortgage-backed	2,665,516	—	2,665,516	—
Trading account securities	1,010	—	1,010	—
Equity securities with readily determinable fair value	93,295	85,229	8,066	—
Mortgage loans held-for-sale	513,232	—	424,269	88,963
Loans held-for-investment	122,757	—	37,959	84,798
MSRs	212,664	—	—	212,664
Nonqualified deferred compensation assets	13,936	—	13,936	—
Derivative assets	183,925	—	177,276	6,649
Total	$4,110,940	$85,229	$3,519,152	$506,559
Derivative liabilities	$167,857	$—	$167,857	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2023, December 31, 2022 and June 30, 2022 for mortgage loans held-for-sale measured at fair value under ASC 825 was $345.7 million, $308.9 million and $510.7 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $338.7 million, $299.9 million and $513.2 million, for the same respective periods, as shown in the above tables. At June 30, 2023, $582,000 of mortgage loans held-for-sale were classified as nonaccrual as compared to $5.8 million as of December 31, 2022 and $6.0 million as of June 30, 2022. Additionally, there were $29.6 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of June 30, 2023 compared to $44.0 million as of December 31, 2022 and $55.6 million as of June 30, 2022. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at June 30, 2023, December 31, 2022, and June 30, 2022 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of June 30, 2023, December 31, 2022 and June 30, 2022 for loans held-for-investment measured at fair value under ASC 825 was $196.6 million, $184.0 million and $125.1 million, respectively, while the aggregate fair value of loans held-for-investment was $194.0 million, $179.9 million and $122.8 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2023 and 2022 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2023	$112,257	$44,250	$69,493	$224,470	$5,356
Total net (losses) gains included in:
Net income (1)	—	402	(619)	6,392	(1,869)
Other comprehensive income or loss	(3,161)	—	—	—	—
Purchases	6,978	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	(30,170)	—
Settlements	(1,919)	(23,973)	(16,593)	—	—
Net transfers into Level 3	—	8,727	8,842	—	—
Balance at June 30, 2023	$114,155	$29,406	$61,123	$200,692	$3,487
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2022	$100,401	$—	$44,464	$199,146	$3,447
Total net (losses) gains included in:
Net income (1)	—	(2,900)	(1,775)	13,518	3,202
Other comprehensive income or loss	(685)	—	—	—	—
Purchases	15,497	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,728)	—	(7,231)	—	—
Net transfers into Level 3	—	91,863	49,340	—	—
Balance at June 30, 2022	$113,485	$88,963	$84,798	$212,664	$6,649

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2023	$117,537	$48,655	$84,165	$230,225	$1,711
Total net (losses) gains included in:
Net income (1)	—	868	(255)	637	1,776
Other comprehensive income or loss	(4,823)	—	—	—	—
Purchases	11,396	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	(30,170)	—
Settlements	(9,955)	(42,592)	(36,915)	—	—
Net transfers into Level 3	—	22,475	14,128	—	—
Balance at June 30, 2023	$114,155	$29,406	$61,123	$200,692	$3,487

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2022	$105,687	$—	$15,891	$147,571	$10,560
Total net (losses) gains included in:
Net income (1)	—	(2,900)	(2,547)	65,093	(3,911)
Other comprehensive income or loss	(6,134)	—	—	—	—
Purchases	16,743	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,811)	—	(8,898)	—	—
Net transfers into Level 3	—	91,863	80,352	—	—
Balance at June 30, 2022	$113,485	$88,963	$84,798	$212,664	$6,649

(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2023:

	June 30, 2023				Three Months Ended June 30, 2023 Fair Value Losses Recognized, net	Six Months Ended June 30, 2023 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$73,804	$—	$—	$73,804	$11,635	$14,136
Other real estate owned (1)	11,586	—	—	11,586	—	104
Total	$85,390	$—	$—	$85,390	$11,635	$14,240
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (7) “Allowance for Credit Losses”. At June 30, 2023, the Company had $73.8 million of individually assessed loans classified as Level 3. All of the $73.8 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above. None were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At June 30, 2023, the Company had $11.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2023 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$114,155	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	29,406	Discounted cash flows	Discount rate	6.50%	6.50%	Decrease
			Credit discount	0% - 13%	0.42%	Decrease
Loans held-for-investment	61,123	Discounted cash flows	Discount rate	6.50% - 7.25%	6.57%	Decrease
			Credit discount	0% - 14%	0.89%	Decrease
			Constant prepayment rate (CPR) - current loans	7.01%	7.01%	Decrease
			Average life - delinquent loans (in years)	2.7 years - 10.5 years	6.2 years	Decrease
MSRs	200,692	Discounted cash flows	Discount rate	2% - 21%	10.50%	Decrease
			Constant prepayment rate (CPR)	0% - 100%	7.01%	Decrease
			Cost of servicing	$70 - $200	$77	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$405	Decrease
Derivatives	3,487	Discounted cash flows	Pull-through rate	13% - 100%	83.16%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	73,804	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	11,586	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2023		At December 31, 2022		At June 30, 2022
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$513,917	$513,917	$490,966	$490,966	$498,947	$498,947
Securities sold under agreements to repurchase with original maturities exceeding three months	—	—	—	—	475,000	475,000
Interest-bearing deposits with banks	2,163,708	2,163,708	1,988,719	1,988,719	3,266,541	3,266,541
Available-for-sale securities	3,492,481	3,492,481	3,243,017	3,243,017	2,970,121	2,970,121
Held-to-maturity securities	3,564,473	2,887,891	3,640,567	2,949,821	3,413,469	2,900,269
Trading account securities	3,027	3,027	1,127	1,127	1,010	1,010
Equity securities with readily determinable fair value	116,275	116,275	110,365	110,365	93,295	93,295
FHLB and FRB stock, at cost	195,117	195,117	224,759	224,759	136,138	136,138
Brokerage customer receivables	15,722	15,722	16,387	16,387	21,527	21,527
Mortgage loans held-for-sale, at fair value	338,728	338,728	299,935	299,935	513,232	513,232
Loans held-for-investment, at fair value	193,953	193,953	179,932	179,932	122,757	122,757
Loans held-for-investment, at amortized cost	40,829,455	40,142,976	39,016,553	38,018,678	36,930,346	36,165,838
Nonqualified deferred compensation assets	14,796	14,796	13,899	13,899	13,936	13,936
Derivative assets	294,748	294,748	296,848	296,848	183,925	183,925
Accrued interest receivable and other	434,553	434,553	379,719	379,719	283,626	283,626
Total financial assets	$52,170,953	$50,807,892	$49,902,793	$48,214,172	$48,923,870	$47,646,162
Financial Liabilities
Non-maturity deposits	$37,682,437	$37,682,437	$38,167,409	$38,167,409	$38,917,105	$38,917,105
Deposits with stated maturities	6,356,270	6,300,161	4,735,135	4,085,058	3,676,221	3,683,452
FHLB advances	2,026,071	2,072,317	2,316,071	2,219,983	1,166,071	1,116,429
Other borrowings	665,219	662,156	596,614	569,342	482,787	483,592
Subordinated notes	437,628	405,762	437,392	409,395	437,162	434,809
Junior subordinated debentures	253,566	253,562	253,566	253,405	253,566	281,085
Derivative liabilities	391,172	391,172	338,078	338,078	167,857	167,857
Accrued interest payable	45,359	45,359	22,176	22,176	8,233	8,233
Total financial liabilities	$47,857,722	$47,812,926	$46,866,441	$46,064,846	$45,109,002	$45,092,562

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

(16) Stock-Based Compensation Plans

As of June 30, 2023, approximately 1.2 million shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2022 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $8.1 million in the second quarter of 2023 and $7.0 million in the second quarter of 2022, and $16.4 million and $14.9 million in the six months ended June 30, 2023 and 2022, respectively.

A summary of the Plans’ stock option activity for the six months ended June 30, 2023 and June 30, 2022 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2023	68,093	$41.14
Granted	—	—
Exercised	(54,218)	40.87
Forfeited or canceled	—	—
Outstanding at June 30, 2023	13,875	$42.18	4.5	$422
Exercisable at June 30, 2023	13,875	$42.18	4.5	$422

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2022	193,447	$41.62
Granted	—	—
Exercised	(83,507)	42.39
Forfeited or canceled	(1,430)	40.87
Outstanding at June 30, 2022	108,510	$41.04	1.2	$4,244
Exercisable at June 30, 2022	108,510	$41.04	1.2	$4,244
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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and June 30, 2022, was $2.5 million and $4.7 million, respectively. Cash received from option exercises under the Plans for the six months ended June 30, 2023 and June 30, 2022 was $2.2 million and $3.5 million, respectively.

A summary of the Plans’ restricted share activity for the six months ended June 30, 2023 and June 30, 2022 is presented below:

	Six months ended June 30, 2023		Six months ended June 30, 2022
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	610,155	$73.21	476,813	$61.33
Granted	260,173	88.29	204,043	96.95
Vested and issued	(103,161)	64.08	(56,380)	64.44
Forfeited or canceled	(7,638)	82.82	(9,722)	72.87
Outstanding at June 30	759,529	$79.52	614,754	$72.68
Vested, but deferred, at June 30	98,247	$53.35	96,400	$52.83

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2023 and June 30, 2022 is presented below:

	Six months ended June 30, 2023		Six months ended June 30, 2022
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	545,379	$70.30	557,255	$62.94
Granted	186,313	92.45	160,326	97.16
Added by performance factor at vesting	23,161	63.64	—	—
Vested and issued	(178,203)	63.64	—	—
Forfeited or canceled	(7,909)	82.73	(163,803)	71.44
Outstanding at June 30	568,741	$79.20	553,778	$70.34
Vested, but deferred, at June 30	36,438	$44.99	35,424	$44.04

(17) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2023	$(351,995)	$32,809	$(48,250)	$(367,436)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(33,909)	(88,405)	5,344	(116,970)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(1)	10,337	—	10,336
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(20)	—	—	(20)
Net other comprehensive (loss) income during the period, net of tax	$(33,930)	$(78,068)	$5,344	$(106,654)
Balance at June 30, 2023	$(385,925)	$(45,259)	$(42,906)	$(474,090)

Balance at January 1, 2023	$(386,057)	$7,381	$(48,960)	$(427,636)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	594	(65,597)	6,054	(58,949)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(410)	12,957	—	12,547
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(52)	—	—	(52)
Net other comprehensive income (loss) during the period, net of tax	$132	$(52,640)	$6,054	$(46,454)
Balance at June 30, 2023	$(385,925)	$(45,259)	$(42,906)	$(474,090)

Balance at April 1, 2022	$(142,604)	$56,060	$(29,455)	$(115,999)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(122,154)	999	(6,593)	(127,748)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	—	742	—	742
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(32)	—	—	(32)
Net other comprehensive (loss) income during the period, net of tax	$(122,186)	$1,741	$(6,593)	$(127,038)
Balance at June 30, 2022	$(264,790)	$57,801	$(36,048)	$(243,037)

Balance at January 1, 2022	$8,724	$27,111	$(31,743)	$4,092
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(273,268)	26,022	(4,305)	(251,551)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(183)	4,668	—	4,485
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(63)	—	—	(63)
Net other comprehensive (loss) income during the period, net of tax	$(273,514)	$30,690	$(4,305)	$(247,129)
Balance at June 30, 2022	$(264,790)	$57,801	$(36,048)	$(243,037)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2023	2022	2023	2022
Accumulated unrealized gains on securities
Gains included in net income	$2	$—	$562	$250	Gains (losses) on investment securities, net
	2	—	562	250	Income before taxes
Tax effect	(1)	—	(152)	(67)	Income tax expense
Net of tax	$1	$—	$410	$183	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest income on loans	$18,661	$—	$27,733	$—	Interest on Loans
Amount reclassified to interest expense on deposits	$(4,657)	$657	$(10,245)	$5,476	Interest on deposits
Amount reclassified to interest expense on other borrowings	88	355	176	889	Interest on other borrowings
	(14,092)	(1,012)	(17,664)	(6,365)	Income before taxes
Tax effect	3,755	270	4,707	1,697	Income tax expense
Net of tax	$(10,337)	$(742)	$(12,957)	$(4,668)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(In thousands, except per share data)		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income		$154,750	$94,513	$334,948	$221,904
Less: Preferred stock dividends		6,991	6,991	13,982	13,982
Net income applicable to common shares	(A)	$147,759	$87,522	$320,966	$207,922

Weighted average common shares outstanding	(B)	61,192	58,063	61,072	57,632
Effect of dilutive potential common shares
Common stock equivalents		902	775	933	823
Weighted average common shares and effect of dilutive potential common shares	(C)	62,094	58,838	62,005	58,455
Net income per common share:
Basic	(A/B)	$2.41	$1.51	$5.26	$3.61
Diluted	(A/C)	$2.38	$1.49	$5.18	$3.56

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

At the January 2023 meeting of the board of directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.40 per share ($1.60 on an annualized basis) was declared. It was paid on February 23, 2023 to shareholders of record as of February 9, 2023. At the April 2023 meeting of the Board of Directors, a quarterly cash dividend of $0.40 per share ($1.60 on an annualized basis) was declared. It was paid on May 25, 2023 to shareholders of record as of May 11, 2023.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of June 30, 2023 compared with December 31, 2022 and June 30, 2022, and the results of operations for the three and six month periods ended June 30, 2023 and June 30, 2022, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Introduction

Wintrust is a financial holding company that provides traditional community banking services and offers a full array of wealth management services, primarily to customers in the Chicago metropolitan area, southern Wisconsin and northwest Indiana, and operates other financing businesses on a national basis and in Canada through several non-bank business units.

Overview

Second Quarter Highlights

The Company recorded net income of $154.8 million for the second quarter of 2023 compared to $94.5 million in the second quarter of 2022. The results for the second quarter of 2023 demonstrate the Company’s ability to navigate industry disruptions during the period due to the Company’s strong deposit franchise and balanced business model. Other key drivers included continued expansion of net interest income as a result of benefiting from the recent rise in interest rates contributing to historically high net income and continued good credit quality metrics. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income totaled $48.1 million for the second quarter of 2023 compared to $32.5 million for the second quarter of 2022.

The Company increased its loan portfolio from $37.1 billion at June 30, 2022 and $39.2 billion at December 31, 2022 to $41.0 billion at June 30, 2023. The increase in the current period compared to the prior periods was primarily a result of organic growth in several portfolios, including the commercial, industrial and other, commercial real estate, residential real estate loans held for investment and property and casualty insurance premium finance portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (6) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $447.5 million in the second quarter of 2023 compared to $337.8 million in the second quarter of 2022. This increase in net interest income recorded in the second quarter of 2023 compared to the second quarter of 2022 resulted primarily from growth in earning assets, specifically a $4.2 billion increase in average loans, and a significant increase in net interest margin. Net interest margin of 3.64% (3.66% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2023 compared favorably to 2.92% (2.93% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2022, primarily due to higher yields on earning assets, most notably loans held-for-investment, as market interest rates increased (see “Net Interest Income” for further detail).

Non-interest income totaled $113.0 million in the second quarter of 2023 compared to $102.9 million in the second quarter of 2022. The Company recognized no losses on investment securities in the second quarter of 2023 compared to $7.8 million net losses in the second quarter of 2022 partially offset by lower mortgage banking revenues in the second quarter of 2023 compared to the second quarter of 2022 related to declining origination volumes as a result of rising interest rates reducing refinance incentives for borrowers (see “Non-Interest Income” for further detail).

Non-interest expense totaled $320.6 million in the second quarter of 2023, an increase of $32.0 million, or 11%, compared to the second quarter of 2022. This increase compared to the second quarter of 2022 was primarily attributable to increased salaries and employee benefits, advertising and marketing, and lending expenses (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the second quarter of 2023, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. See “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and six months ended June 30, 2023, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	June 30, 2023	June 30, 2022	Percentage (%) or Basis Point (bp) Change
Net income	$154,750	$94,513	64%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	239,944	152,078	58
Net income per common share—Diluted	2.38	1.49	60
Net revenue (2)	560,567	440,746	27
Net interest income	447,537	337,804	32
Net interest margin	3.64%	2.92%	72	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.66	2.93	73
Net overhead ratio (3)	1.58	1.51	7
Return on average assets	1.18	0.77	41
Return on average common equity	12.79	8.53	426
Return on average tangible common equity (non-GAAP) (1)	15.12	10.36	476

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2023	June 30, 2022	Percentage (%) or Basis Point (bp) Change
Net income	$334,948	$221,904	51%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	506,539	329,864	54
Net income per common share—Diluted	5.18	3.56	46
Net revenue (2)	1,126,331	902,830	25
Net interest income	905,532	637,098	42
Net interest margin	3.72%	2.76%	96	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.74	2.77	97
Net overhead ratio (3)	1.54	1.25	29
Return on average assets	1.29	0.91	38
Return on average common equity	14.20	10.22	398
Return on average tangible common equity (non-GAAP) (1)	16.79	12.40	439
At end of period
Total assets	$54,286,176	$50,969,332	7%
Total loans, excluding loans held-for-sale	41,023,408	37,053,103	11
Total loans, including loans held-for-sale	41,362,136	37,566,335	10
Total deposits	44,038,707	42,593,326	3
Total shareholders’ equity	5,041,912	4,727,623	7
Book value per common share (1)	$75.65	$71.06	6
Tangible common book value per share (1)	64.50	59.87	8
Market price per common share	72.62	80.15	(9)
Allowance for loan and unfunded lending-related commitment losses to total loans	0.94%	0.84%	10	bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2023	2022	2022	2023	2022
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$697,176	$639,690	$371,968	$1,336,866	$700,220
Taxable-equivalent adjustment:
- Loans	1,882	1,872	568	3,754	995
- Liquidity management assets	551	551	472	1,102	937
- Other earning assets	1	4	1	5	3
(B) Interest Income (non-GAAP)	$699,610	$642,117	$373,009	$1,341,727	$702,155
(C) Interest Expense (GAAP)	249,639	181,695	34,164	431,334	63,122
(D) Net Interest Income (GAAP) (A minus C)	$447,537	$457,995	$337,804	$905,532	$637,098
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	$449,971	$460,422	$338,845	$910,393	$639,033
Net interest margin (GAAP)	3.64%	3.81%	2.92%	3.72%	2.76%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.66	3.83	2.93	3.74	2.77
(F) Non-interest income	$113,030	$107,769	$102,942	$220,799	$265,732
(G) (Losses) gains on investment securities, net	0	1,398	(7,797)	1,398	(10,579)
(H) Non-interest expense	320,623	299,169	288,668	619,792	572,966
Efficiency ratio (H/(D+F-G))	57.20%	53.01%	64.36%	55.10%	62.73%
Efficiency ratio (non-GAAP) (H/(E+F-G))	56.95	52.78	64.21	54.86	62.60

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$5,041,912	$5,015,506	$4,727,623
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(682,327)	(674,538)	(679,827)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,947,085	$3,928,468	$3,635,296
(J) Total assets (GAAP)	$54,286,176	$52,873,511	$50,969,332
Less: Acquisition-related intangible assets (GAAP)	(682,327)	(674,538)	(679,827)
(K) Total tangible assets (non-GAAP)	$53,603,849	$52,198,973	$50,289,505
Common equity to assets ratio (GAAP) (L/J)	8.5%	8.7%	8.5%
Tangible common equity ratio (non-GAAP) (I/K)	7.4	7.5	7.2

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$5,041,912	$5,015,506	$4,727,623
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$4,629,412	$4,603,006	$4,315,123
(M) Actual common shares outstanding	61,198	61,176	60,722
Book value per common share (L/M)	$75.65	$75.24	$71.06
Tangible book value per common share (non-GAAP) (I/M)	64.50	64.22	59.87

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$147,759	$173,207	$87,522	$320,966	$207,922
Add: Acquisition-related intangible asset amortization	1,499	1,235	1,579	2,734	3,188
Less: Tax effect of acquisition-related intangible asset amortization	(402)	(321)	(445)	(722)	(870)
After-tax acquisition-related intangible asset amortization	$1,097	$914	$1,134	$2,012	$2,318
(O) Tangible net income applicable to common shares (non-GAAP)	$148,856	$174,121	$88,656	$322,978	$210,240
Total average shareholders’equity	$5,044,718	$4,895,271	$4,526,110	$4,970,407	$4,513,356
Less: Average preferred stock	(412,500)	(412,500)	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders’ equity	$4,632,218	$4,482,771	$4,113,610	$4,557,907	$4,100,856
Less: Average acquisition-related intangible assets	(682,561)	(675,247)	(681,091)	(678,924)	(681,843)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,949,657	$3,807,524	$3,432,519	$3,878,983	$3,419,013
Return on average common equity, annualized (N/P)	12.79%	15.67%	8.53%	14.20%	10.22%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	15.12	18.55	10.36	16.79	12.40

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$211,430	$243,550	$131,661	$454,980	$305,341
Add: Provision for credit losses	28,514	23,045	20,417	51,559	24,523
Pre-tax income, excluding provision for credit losses (non-GAAP)	$239,944	$266,595	$152,078	$506,539	$329,864

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2022 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At June 30, 2023, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Board of Directors.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At June 30, 2023, the loan and held-to-maturity debt securities portfolios represent 82% of the total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

Key macroeconomic variable data points that are significant inputs into our credit loss models for the commercial and commercial real estate portfolios are the Baa corporate credit spread as well as CREPI specifically related to the commercial real estate portfolio. Holding all other inputs constant, the table below shows the impact of changes in these key macroeconomic variable data points on the estimate of allowance for credit losses.

Impact to estimated allowance for credit losses from an increased or higher input value
Baa Credit Spread	Increases
CRE Price Index	Decreases

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at June 30, 2023:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 10%-15%
Commercial Real Estate:
Construction	Decreases estimate by 16%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 4%-5%	Increases estimate by 4%-5%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at June 30, 2023:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 50%-55%	Increases estimate by 90%-95%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 60%-65%

See Note (7) “Allowance for Credit Losses” to the Consolidated Financial Statements in Item 1 of this report and the section titled “Credit Quality” in Item 2 of this report for a description of the methodology used to determine the allowance for credit losses.

For a more detailed discussion on these critical accounting estimates, see “Summary of Critical Accounting Estimates” beginning on page 54 of the 2022 Form 10-K.

Net Income

Net income for the quarter ended June 30, 2023 totaled $154.8 million, an increase of $60.2 million, or 64%, compared to the quarter ended June 30, 2022. On a per share basis, net income for the second quarter of 2023 totaled $2.38 per diluted common share compared to $1.49 for the second quarter of 2022.

The increase in net income for the second quarter of 2023 as compared to the same period in the prior year is primarily attributable to increased net interest income, partially offset by lower mortgage banking revenue. See “Net Interest Income”, “Non-interest Income”, “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended June 30, 2023 compared to the Quarters Ended March 31, 2023 and June 30, 2022

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the second quarter of 2023 as compared to the first quarter of 2023 (sequential quarters) and second quarter of 2022 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022	Jun 30, 2023	Mar 31, 2023	Jun 30, 2022
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$1,454,057	$1,235,748	$3,265,607	$16,882	$13,538	$7,154	4.66%	4.44%	0.88%
Investment securities(2)	7,252,582	7,956,722	6,589,947	51,795	60,494	37,013	2.86	3.08	2.25
FHLB and FRB stock	223,813	233,615	136,930	3,544	3,680	1,823	6.35	6.39	5.34
Liquidity management assets(3)(8)	$8,930,452	$9,426,085	$9,992,484	$72,221	$77,712	$45,990	3.24%	3.34%	1.85%
Other earning assets(3)(4)(8)	17,401	18,445	24,059	272	313	210	6.27	6.87	3.49
Mortgage loans held-for-sale	307,683	270,966	560,707	4,178	3,528	5,740	5.45	5.28	4.11
Loans, net of unearned income(3)(5)(8)	40,106,393	39,093,368	35,860,329	622,939	560,564	321,069	6.23	5.82	3.59
Total earning assets(8)	$49,361,929	$48,808,864	$46,437,579	$699,610	$642,117	$373,009	5.68%	5.34%	3.22%
Allowance for loan and investment security losses	(302,627)	(282,704)	(260,547)
Cash and due from banks	481,510	488,457	476,741
Other assets	3,061,141	3,060,701	2,699,653
Total assets	$52,601,953	$52,075,318	$49,353,426

NOW and interest-bearing demand deposits	$5,540,597	$5,271,740	$5,230,702	$29,178	$18,772	$2,553	2.11%	1.44%	0.20%
Wealth management deposits	1,545,626	2,167,081	2,835,267	9,097	12,258	3,685	2.36	2.29	0.52
Money market accounts	13,735,924	12,533,468	11,892,948	106,630	68,276	8,559	3.11	2.21	0.29
Savings accounts	5,206,609	4,830,322	3,882,856	25,603	15,816	347	1.97	1.33	0.04
Time deposits	5,603,024	5,041,638	3,687,778	42,987	29,680	3,841	3.08	2.39	0.42
Interest-bearing deposits	$31,631,780	$29,844,249	$27,529,551	$213,495	$144,802	$18,985	2.71%	1.97%	0.28%
Federal Home Loan Bank advances	2,227,106	2,474,882	1,197,390	17,399	19,135	4,878	3.13	3.14	1.63
Other borrowings	625,757	602,937	489,779	8,485	7,854	2,734	5.44	5.28	2.24
Subordinated notes	437,545	437,422	437,084	5,523	5,488	5,517	5.06	5.02	5.05
Junior subordinated debentures	253,566	253,566	253,566	4,737	4,416	2,050	7.49	6.97	3.20
Total interest-bearing liabilities	$35,175,754	$33,613,056	$29,907,370	$249,639	$181,695	$34,164	2.85%	2.19%	0.46%
Non-interest-bearing deposits	10,908,022	12,171,631	13,805,128
Other liabilities	1,473,459	1,395,360	1,114,818
Equity	5,044,718	4,895,271	4,526,110
Total liabilities and shareholders’ equity	$52,601,953	$52,075,318	$49,353,426
Interest rate spread(6)(8)							2.83%	3.15%	2.76%
Less: Fully taxable-equivalent adjustment				(2,434)	(2,427)	(1,041)	(0.02)	(0.02)	(0.01)
Net free funds/contribution(7)	$14,186,175	$15,195,808	$16,530,209				0.83	0.68	0.17
Net interest income/margin (GAAP)(8)				$447,537	$457,995	$337,804	3.64%	3.81%	2.92%
Fully taxable-equivalent adjustment				2,434	2,427	1,041	0.02	0.02	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$449,971	$460,422	$338,845	3.66%	3.83%	2.93%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022 were $2.4 million, $2.4 million and $1.0 million, respectively.
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

For the second quarter of 2023, net interest income totaled $447.5 million, an decrease of $10.5 million as compared to the first quarter of 2023, and an increase of $109.7 million as compared to the second quarter of 2022. Net interest margin was 3.64% (3.66% on a FTE basis, non-GAAP) during the second quarter of 2023 compared to 3.81% (3.83% on a FTE basis, non-GAAP) during the first quarter of 2023, and 2.92% (2.93% on a FTE basis, non-GAAP) during the second quarter of 2022.

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$1,345,506	$3,911,080	$30,421	$9,272	4.56%	0.48%
Investment securities (2)	7,602,707	6,484,570	112,288	69,876	2.98	2.17
FHLB and FRB stock	228,687	136,424	7,224	3,595	6.37	5.31
Liquidity management assets (3)(8)	$9,176,900	$10,532,074	$149,933	$82,743	3.29%	1.58%
Other earning assets (3)(4)(8)	17,920	24,622	585	391	6.58	3.20
Mortgage loans held-for-sale	289,426	612,078	7,706	11,827	5.37	3.90
Loans, net of unearned income (3)(5)(8)	39,602,672	35,348,269	1,183,503	607,194	6.03	3.46
Total earning assets (8)	$49,086,918	$46,517,043	$1,341,727	$702,155	5.51%	3.04%
Allowance for loan and investment security losses	(292,721)	(256,834)
Cash and due from banks	484,964	479,174
Other assets	3,060,929	2,687,842
Total assets	$52,340,090	$49,427,225

NOW and interest-bearing demand deposits	$5,406,911	$5,010,709	$47,949	$4,543	1.79%	0.18%
Wealth management deposits	1,854,637	2,671,444	21,355	4,603	2.32	0.35
Money market accounts	13,138,018	12,330,943	174,907	16,207	2.68	0.27
Savings accounts	5,019,505	3,893,519	41,419	683	1.66	0.04
Time deposits	5,323,882	3,774,095	72,667	7,803	2.75	0.42
Interest-bearing deposits	$30,742,953	$27,680,710	$358,297	$33,839	2.35%	0.25%
Federal Home Loan Bank advances	2,350,309	1,219,110	36,534	9,694	3.13	1.60
Other borrowings	614,410	492,011	16,338	4,973	5.36	2.04
Subordinated notes	437,484	437,025	11,011	10,999	5.08	5.03
Junior subordinated debentures	253,566	253,566	9,154	3,617	7.28	2.84
Total interest-bearing liabilities	$34,398,722	$30,082,422	$431,334	$63,122	2.53%	0.42%
Non-interest-bearing deposits	11,536,336	13,769,792
Other liabilities	1,434,625	1,061,655
Equity	4,970,407	4,513,356
Total liabilities and shareholders’ equity	$52,340,090	$49,427,225
Interest rate spread (6)(8)					2.98%	2.62%
Less: Fully taxable-equivalent adjustment			(4,861)	(1,935)	(0.02)	(0.01)
Net free funds/contribution (7)	$14,688,196	$16,434,621			0.76	0.15
Net interest income/margin (GAAP) (8)			$905,532	$637,098	3.72%	2.76%
Fully taxable-equivalent adjustment			4,861	1,935	0.02	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$910,393	$639,033	3.74%	2.77%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the six months ended June 30, 2023 and June 30, 2022 were $4.9 million and $1.9 million, respectively.
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

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month ended June 30, 2023 to each of the three month periods ended March 31, 2023 and June 30, 2022 and six month periods ended June 30, 2023 and 2022. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2023 Compared to First Quarter of 2023	Second Quarter of 2023 Compared to Second Quarter of 2022	First Six Months of 2023 Compared to First Six Months of 2022
(In thousands)
Net interest income, FTE basis (non-GAAP)(1) for comparative period	$460,422	$338,845	$639,033
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	4,576	21,261	38,518
Change due to interest rate fluctuations (rate)	(20,086)	89,865	232,842
Change due to number of days in each period	5,059	—	—
Less: FTE adjustment	(2,434)	(2,434)	(4,861)
Net interest income (GAAP)(1) for the period ended June 30, 2023	$447,537	$447,537	$905,532
FTE adjustment	2,434	2,434	4,861
Net interest income, FTE basis (non-GAAP)(1)	$449,971	$449,971	$910,393
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2023	June 30, 2022
Brokerage	$4,404	$4,272	$132	3%
Trust and asset management	29,454	27,097	2,357	9
Total wealth management (1)	33,858	31,369	2,489	8
Mortgage banking	29,981	33,314	(3,333)	(10)
Service charges on deposit accounts	13,608	15,888	(2,280)	(14)
Gains (losses) on investment securities, net	0	(7,797)	7,797	(100)
Fees from covered call options	2,578	1,069	1,509	NM
Trading gains, net	106	176	(70)	(40)
Operating lease income, net	12,227	15,007	(2,780)	(19)
Other:
Interest rate swap fees	2,711	3,300	(589)	(18)
BOLI	1,322	(884)	2,206	NM
Administrative services	1,319	1,591	(272)	(17)
Foreign currency remeasurement gains	543	97	446	NM
Early pay-offs of capital leases	201	160	41	26
Miscellaneous	14,576	9,652	4,924	51
Total Other	20,672	13,916	6,756	49
Total Non-interest Income	$113,030	$102,942	$10,088	10%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2023	June 30, 2022
Brokerage	$8,937	$8,904	$33	0%
Trust and asset management	54,866	53,859	1,007	2
Total wealth management (1)	63,803	62,763	1,040	2
Mortgage banking	48,245	110,545	(62,300)	(56)
Service charges on deposit accounts	26,511	31,171	(4,660)	(15)
(Losses) gains on investment securities, net	1,398	(10,579)	11,977	NM
Fees from covered call options	12,969	4,811	8,158	NM
Trading gains, net	919	4,065	(3,146)	(77)
Operating lease income, net	25,273	30,482	(5,209)	(17)
Other:
Interest rate swap fees	5,317	7,869	(2,552)	(32)
BOLI	2,673	(836)	3,509	NM
Administrative services	2,934	3,444	(510)	(15)
Foreign currency remeasurement gains (losses)	355	108	247	NM
Early pay-offs of capital leases	566	425	141	33
Miscellaneous	29,836	21,464	8,372	39
Total Other	41,681	32,474	9,207	28
Total Non-interest Income	$220,799	$265,732	$(44,933)	(17)%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful.

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue decreased for the three and six months ended June 30, 2023 as compared to the same periods in 2022 as a result of a decrease in loans originated for sale and lower net revenue related to MSR activity and valuation adjustments. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated for sale totaled $578.0 million in the second quarter of 2023 as compared to $821.0 million in the second quarter of 2022. On a year-to-date basis, mortgage loans originated for sale totaled $1.0 billion for the six months ended June 30, 2023 as compared to $1.7 billion for the six months ended June 30, 2022. The decrease in originations was primarily due to rising interest rates reducing refinance incentives for borrowers. The percentage of origination volume from refinancing activities was 16% and 18% for the for the three and six months ended June 30, 2023 as compared to 22% and 28%, for the same periods in 2022, respectively.

The Company records MSRs at fair value on a recurring basis. For the three months ended June 30, 2023, the fair value of the MSRs portfolio increased as a favorable fair value adjustment of $2.7 million was recorded as well as retained servicing rights led to capitalization of $8.7 million, partially offset by a reduction in value of $5.0 million due to payoffs and paydowns of the existing portfolio and a bulk sale of MSRs of $30.2 million. On a year-to-date basis, the fair value of MSRs portfolio decreased due to unfavorable fair value adjustment of $4.2 million as well as retained servicing rights led to capitalization of $13.8 million, partially offset by a reduction in value of $9.0 million due to payoffs and paydowns of the existing portfolio. See Note (9) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at June 30, 2023 and 2022.

Bank owned life insurance (“BOLI”) increased for the three and six months ended June 30, 2023 primarily as a result of favorable market conditions compared to unfavorable overall market conditions in 2022.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees. This category of income increased $4.9 million and $8.4 million, respectively, for the three and six months ended June 30, 2023 compared to 2022. The increase for the three months ended June 30, 2023 was primarily due to a $2.5 million loss incurred in 2022 related to the sale of property no longer considered for future expansion. The increase for the six months ended June 30, 2023 compared to the same period of 2022, was primarily due to the loss incurred on the sale of property in 2022 noted above as well as higher fees earned on card-related arrangements and letters of credit and other commitments.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2023	June 30, 2022
Salaries and employee benefits:
Salaries	$107,671	$92,414	$15,257	17%
Commissions and incentive compensation	44,511	46,131	(1,620)	(4)
Benefits	32,741	28,781	3,960	14
Total salaries and employee benefits	184,923	167,326	17,597	11
Software and equipment	26,205	24,250	1,955	8
Operating lease equipment	9,816	8,774	1,042	12
Occupancy, net	19,176	17,651	1,525	9
Data processing	9,726	8,010	1,716	21
Advertising and marketing	17,794	16,615	1,179	7
Professional fees	8,940	7,876	1,064	14
Amortization of other acquisition-related intangible assets	1,499	1,579	(80)	(5)
FDIC insurance	9,008	6,949	2,059	30
OREO expense, net	118	294	(176)	(60)
Other:
Lending expenses, net of deferred originations costs	7,890	4,270	3,620	85
Travel and entertainment	5,401	3,897	1,504	39
Miscellaneous	20,127	21,177	(1,050)	(5)
Total other	33,418	29,344	4,074	14
Total Non-interest Expense	$320,623	$288,668	$31,955	11%
NM - Not meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2023	June 30, 2022
Salaries and employee benefits:
Salaries	$216,025	$184,530	$31,495	17%
Commissions and incentive compensation	84,310	97,924	(13,614)	(14)
Benefits	61,369	57,227	4,142	7
Total salaries and employee benefits	361,704	339,681	22,023	6
Software and equipment	50,902	47,060	3,842	8
Operating lease equipment depreciation	19,649	18,482	1,167	6
Occupancy, net	37,662	35,475	2,187	6
Data processing	19,135	15,515	3,620	23
Advertising and marketing	29,740	28,539	1,201	4
Professional fees	17,103	16,277	826	5
Amortization of other acquisition-related intangible assets	2,734	3,188	(454)	(14)
FDIC insurance	17,677	14,678	2,999	20
OREO expense, net	(89)	(738)	649	(88)
Other:
Lending expenses, net of deferred originations costs	10,989	11,091	(102)	(1)
Travel and entertainment	9,991	6,573	3,418	52
Miscellaneous	42,595	37,145	5,450	15
Total other	63,575	54,809	8,766	16
Total Non-interest Expense	$619,792	$572,966	$46,826	8%
Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased for the three and six months ended June 30, 2023 as compared to the same periods in 2022 due to increased salaries and employee benefits resulting from the additional full-time employees in connection with the wealth management acquisition completed in the second quarter of 2023 as well as increased staffing and related costs as the Company grows, partially offset by decreased commissions and incentive compensation as a result of lower commission expense related to declining mortgage production.

Software and equipment expense increased for the three and six months ended June 30, 2023 as compared to the same period in 2022 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities.

FDIC insurance expense increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 as a result of the FDIC’s increase of the basis rate beginning with the first quarterly assessment period in 2023 and asset growth.

Miscellaneous expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. For the six months ended June 30, 2023 as compared to the same period in 2022, miscellaneous expense increased as a result of interest payments made on collateral received for outstanding interest rate derivative contracts.

Income Taxes

The Company recorded income tax expense of $56.7 million in the second quarter of 2023 compared to $37.1 million in the second quarter of 2022. The effective tax rates were 26.81% in the second quarter of 2023 compared to 28.21% in the second quarter of 2022. During the first six months of 2023, the Company recorded income tax expense of $120.0 million compared to $83.4 million for the first six months of 2022. The effective tax rates were 26.38% for the first six months of 2023 and 27.33% for the first six months of 2022.

The effective tax rates were partially impacted by an overall higher level of pretax net income in the three months and six months ended June 30, 2023 period as well as the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded net excess tax benefits of $2.8 million in the first six months of 2023, compared to net excess tax benefits of $2.3 million in the first six months of 2022 related to share-based compensation, most of which was recorded in the first quarter of each year.

Operating Segment Results

The Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. Refer to Note (13) “Segment Information” to the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s primary segments. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment.

The community banking segment’s net interest income for the quarter ended June 30, 2023 totaled $346.2 million as compared to $261.7 million for the same period in 2022, an increase of $84.5 million, or 32%. On a year-to-date basis, net interest income for the segment increased by $225.7 million from $490.3 million for the six months ended June 30, 2022 to $716.1 million for the six months ended June 30, 2023. The increase in the three and six month period was primarily attributable to increased interest and fees on loans due to loan growth and increased interest rates, partially offset by increased interest expense on deposits. The community banking segment’s non-interest income totaled $68.1 million in the second quarter of 2023, an increase of $5.4 million, or 9%, when compared to the second quarter of 2022 total of $62.7 million. On a year-to-date basis, non-interest income totaled $136.9 million for the six months ended June 30, 2023, a decrease of $47.7 million, or 26%, compared to $184.6 million for the six months ended June 30, 2022. The decrease in the six month period was primarily the result of reduced mortgage banking revenue due to lower originations for sale and lower net revenue related to MSR activity and valuation adjustments. The community banking segment recorded provision for credit losses of $26.7 million and $47.8 million, respectively, for the three and six months ended June 30, 2023, compared to $20.2 million and $24.3 million, respectively, for the same periods in 2022. The increase in provision for credit losses for the three and six month period was primarily due to deterioration in the macroeconomic forecasts and loan growth. The community banking segment’s net income for the quarter ended June 30, 2023 totaled $102.5 million, an increase of $47.9 million as compared to net income in the second quarter of 2022 of $54.6 million. On a year-to-date basis, the net income of the community banking segment for the six months ended June 30, 2023 totaled $236.7 million as compared to $144.7 million for the six months ended June 30, 2023.

The specialty finance segment’s net interest income totaled $85.0 million for the quarter ended June 30, 2023, compared to $58.7 million for the same period in 2022, an increase of $26.3 million, or 45%. On a year-to-date basis, net interest income for the segment increased $41.3 million, or 36% compared to the same period in 2022. The increase for the three and six month period was primarily due to loan growth and increased interest rates on the premium finance receivables portfolios. The specialty finance segment’s non-interest income increased to $31.7 million from $25.0 million for the three months ended June 30, 2023 and 2022, respectively, and $57.5 million and $49.1 million for the six months ended June 30, 2023 and 2022, respectively. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 49%, 30%, 18% and 3%, respectively, of the total revenues of our specialty finance business for the six month period ended June 30, 2023. The net income of the specialty finance segment for the quarter ended June 30, 2023 totaled $46.4 million as compared to $30.6 million for the quarter ended June 30, 2022. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2023 totaled $83.1 million as compared to $60.2 million for the six months ended June 30, 2023.

The wealth management segment reported net interest income of $7.4 million for the second quarter of 2023 compared to $9.5 million in the same quarter of 2022, an decrease of $2.1 million, or 22%. On a year-to-date basis, net interest income totaled $16.4 million for the first six months of 2023, as compared to $17.9 million for the first six months of 2022. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.9 billion and $2.7 billion in the first six months of 2023 and 2022, respectively. This segment recorded non-interest income of $33.4 million for the second quarter of 2023 compared to $30.2 million for the second quarter of 2022. On a year-to-date basis, this segment recorded non-interest income of $63.7 million for the first six months of 2023 as compared to $60.8 million for the first six months of 2022. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $5.8 million for the second quarter of 2023 compared to $9.3 million for the second quarter of 2022. On a year-to-date basis, the wealth management segment’s net income totaled $15.1 million and $17.0 million for the six month period ended June 30, 2023 and 2022, respectively.

Financial Condition

Total assets were $54.3 billion at June 30, 2023, representing an increase of $3.3 billion, or 7%, when compared to June 30, 2022 and an increase of approximately $1.4 billion, or 11% on an annualized basis, when compared to March 31, 2023. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $47.4 billion at June 30, 2023, $46.3 billion at March 31, 2023, and $44.9 billion at June 30, 2022. See Notes (5), (6), (10), (11) and (12) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2023		March 31, 2023		June 30, 2022
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$307,683	1%	$270,966	1%	$560,707	1%
Loans, net of unearned income
Commercial	$12,616,682	26%	$12,401,473	25%	$11,703,274	25%
Commercial real estate	10,438,593	21	10,144,301	21	9,298,567	20
Home equity	338,388	1	333,195	1	323,687	1
Residential real estate	2,453,384	5	2,336,190	5	1,876,166	4
Premium finance receivables	14,181,414	29	13,811,566	28	12,588,284	27
Other loans	77,932	0	66,643	0	70,351	0
Total average loans (1)	$40,106,393	82%	$39,093,368	80%	$35,860,329	77%
Liquidity management assets (2)	8,930,452	17	9,426,085	19	9,992,484	22
Other earning assets (3)	17,401	0	18,445	0	24,059	0
Total average earning assets	$49,361,929	100%	$48,808,864	100%	$46,437,579	100%
Total average assets	$52,601,953		$52,075,318		$49,353,426
Total average earning assets to total average assets		94%		94%		94%
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

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the second quarter of 2023 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. The aggregate balances of these loan categories comprised 57% of the average loan portfolio in the second quarter of 2023 as compared to 58% in the first quarter of 2023 and 59% in the second quarter of 2022.

The home equity loan portfolio has remained relatively steady primarily as a result of borrowers preferring to finance through longer term, low rate mortgage loans prior to rising interest rates in 2022. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

The increase in the residential real estate average balance compared to both periods was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market. The residential real estate loan portfolio includes certain loans guaranteed by U.S. government agencies under the Government National Mortgage Association (“GNMA”) optional repurchase programs. Such programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. If such intent to cure and resell changes subsequent to early buyout, the Company reclassifies such loans as held-for-investment. Early buyout loans classified as held-for-investment totaled $187.8 million at June 30, 2023 compared to $113.9 million at June 30, 2022. Such loans consist of both the rebooked GNMA loans and the early buyout exercised loans classified as held-for-investment discussed above. Rebooked GNMA loans held-for-investment amounted to $117.0 million at June 30, 2023, compared to $34.8 million at June 30, 2022. The increase in balance from June 30, 2022 to June 30, 2023 was the result of higher delinquencies between periods and less frequent exercising of the early buyout option by the Company. As of June 30, 2023, early buyout exercised loans held-for-investment totaled $70.8 million compared to $79.1 million as of June 30, 2022. As of June 30, 2023, early buyout exercised mortgage loans held-for-sale totaled $103.2 million compared to $218.5 million as of June 30, 2022. The decline in early buyout exercised mortgage loans held-for-sale relative to the prior year is primarily due to the resale of mortgage loans to GNMA as well as the reclassification of certain loans to held-for-investment classification due to an inability to resell due to continued delinquency.

The increase in the premium finance receivables during the second quarter of 2023 compared to the second quarter of 2022 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $5.0 billion of premium finance receivables were originated in the second quarter of 2023 compared to $3.9 billion during the same period of 2022. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 43% and 57%, respectively, of the average total balance of premium finance receivables for the second quarter of 2023, and 41% and 59%, respectively, for the second quarter of 2022.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Six Months Ended
	June 30, 2023		June 30, 2022
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$289,426	1%	$612,078	1%
Loans:
Commercial	$12,509,664	25%	$11,653,901	25%
Commercial real estate	10,292,260	21	9,216,533	20
Home equity	335,806	1	326,238	1
Residential real estate	2,395,111	5	1,768,125	4
Premium finance receivables	13,997,512	29	12,323,809	26
Other loans	72,319	0	59,663	0
Total average loans(1)	$39,602,672	81%	$35,348,269	76%
Liquidity management assets (2)	9,176,900	18	10,532,074	23
Other earning assets (3)	17,920	0	24,622	0
Total average earning assets	$49,086,918	100%	$46,517,043	100%
Total average assets	$52,340,090		$49,427,225
Total average earning assets to total average assets		94%		94%
(1)Includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at June 30, 2023 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2023	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$491,950	$2,588,577	$1,707,423	$11,360	$4,799,310
Variable rate	7,799,656	1,505	—	—	7,801,161
Total commercial	$8,291,606	$2,590,082	$1,707,423	$11,360	$12,600,471
Commercial real estate
Fixed rate	580,938	2,884,383	573,579	51,683	4,090,583
Variable rate	6,509,558	8,631	39	—	6,518,228
Total commercial real estate	$7,090,496	$2,893,014	$573,618	$51,683	$10,608,811
Home equity
Fixed rate	11,132	2,682	—	31	13,845
Variable rate	323,129	—	—	—	323,129
Total home equity	$334,261	$2,682	$—	$31	$336,974
Residential real estate
Fixed rate	16,724	3,824	30,511	1,072,690	1,123,749
Variable rate	73,672	263,888	1,181,931	—	1,519,491
Total residential real estate	$90,396	$267,712	$1,212,442	$1,072,690	$2,643,240
Premium finance receivables - property & casualty
Fixed rate	6,657,042	105,656	—	—	6,762,698
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$6,657,042	$105,656	$—	$—	$6,762,698
Premium finance receivables - life insurance
Fixed rate	121,092	547,337	22,242	—	690,671
Variable rate	7,348,602	—	—	—	7,348,602
Total premium finance receivables - life insurance	$7,469,694	$547,337	$22,242	$—	$8,039,273

Consumer and other
Fixed rate	4,420	3,912	60	301	8,693
Variable rate	23,248	—	—	—	23,248
Total consumer and other	$27,668	$3,912	$60	$301	$31,941
Total per category
Fixed rate	7,883,298	6,136,371	2,333,815	1,136,065	17,489,549
Variable rate	22,077,865	274,024	1,181,970	—	23,533,859
Total loans, net of unearned income	$29,961,163	$6,410,395	$3,515,785	$1,136,065	$41,023,408
Variable Rate Loan Pricing by Index:
SOFR tenors					$10,407,621
One- year CMT					5,819,451
One- month LIBOR					1,707,349
Three- month LIBOR					10,276
Twelve- month LIBOR					1,028,904
Prime					3,932,654
Ameribor tenors					356,300
Other U.S. Treasury tenors					46,387
BSBY tenors					49,436
Other					175,481
Total variable rate					$23,533,859
SOFR - Secured Overnight Financing Rate.
CMT - Constant Maturity Treasury Rate.
LIBOR - London Interbank Offered Rate.
Ameribor - American Interbank Offered Rate.
BSBY - Bloomberg Short Term Bank Yield Index.

With its transition from LIBOR, the Company increased the portion of its loan portfolio with interest rate indices that are an alternative to LIBOR during the period, including emerging indices such as SOFR, CMT, and Ameribor. As shown above, at June 30, 2023, variable rate loans with loans priced at SOFR, CMT, and Ameribor totaled $10.4 billion, $5.8 billion and $356.3 million, respectively. Additionally, the percentage of the Company’s variable rate loans indexed to LIBOR decreased to 12% at June 30, 2023 compared to 61% at June 30, 2022. The Company continues its transition of its loan portfolio from LIBOR for both loans existing at June 30, 2023 and future new originations.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of June 30, 2023 and 2022:

	As of June 30, 2023			As of June 30, 2022
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other	$12,600,471	54.3%	$143,142	$12,047,105	56.2%	$142,919
Commercial Real Estate:
Construction and development	$1,760,436	7.6%	$86,725	$1,506,318	7.0%	$45,522
Non-construction	8,848,375	38.1	128,971	7,900,887	36.8	98,210
Total commercial real estate	$10,608,811	45.7%	$215,696	$9,407,205	43.8%	$143,732
Total commercial and commercial real estate	$23,209,282	100.0%	$358,838	$21,454,310	100.0%	$286,651

Commercial real estate - collateral location by state:
Illinois	$6,751,865	63.6%		$6,525,160	69.4%
Wisconsin	861,564	8.1		789,738	8.4
Total primary markets	$7,613,429	71.7%		$7,314,898	77.8%
Indiana	348,239	3.3		320,495	3.4
Florida	270,412	2.5		221,174	2.4
Colorado	258,092	2.4		106,281	1.1
California	213,140	2.0		156,077	1.7
Texas	199,896	1.9		153,535	1.6
Ohio	172,277	1.6		129,602	1.4
Other	1,533,326	14.6		1,005,143	10.6
Total commercial real estate	$10,608,811	100.0%		$9,407,205	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. Primarily as a result of growth in the Company’s commercial loan portfolio our allowance for credit losses in our commercial loan portfolio increased to $143.1 million as of June 30, 2023 compared to $142.9 million as of June 30, 2022.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 71.7% of our commercial real estate loan portfolio is located in this region as of June 30, 2023. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of June 30, 2023, our allowance for credit losses related to this portfolio was $215.7 million compared to $143.7 million as of June 30, 2022. The increase in the allowance for credit losses is primarily a result of growth in our commercial real estate portfolio as well as a deteriorated forecast in the CREPI macroeconomic variable.

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

Loan Portfolio Aging

As of June 30, 2023, excluding early buy-out loans guaranteed by U.S. government agencies, $57.9 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $187.7 million, or 0.5% of all loans, were 30 to 59 days (or one payment) past due. As of March 31, 2023, excluding early buy-out loans guaranteed by U.S. government agencies, $67.3 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $274.5 million, or 0.7% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2023 that were current with regard to the contractual terms of the loan agreement represent 99.3% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at June 30, 2023 that were current with regards to the contractual terms of the loan agreements comprise 99.1% of total residential real estate loans outstanding. For more information regarding delinquent loans as of June 30, 2023, see Note (7) “Allowance for Credit Losses” in Item 1.

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2022
Loans past due greater than 90 days and still accruing (2):
Commercial	$573	$—	$—
Commercial real estate	—	—	—
Home equity	110	—	—
Residential real estate	—	104	—
Premium finance receivables—property and casualty	12,785	9,215	6,447
Premium finance receivables—life insurance	1,667	1,066	—
Consumer and other	28	87	25
Total loans past due greater than 90 days and still accruing	15,163	10,472	6,472
Nonaccrual loans:
Commercial	40,460	47,950	32,436
Commercial real estate	18,483	11,196	10,718
Home equity	1,361	1,190	1,084
Residential real estate	13,652	11,333	8,330
Premium finance receivables—property and casualty	19,583	18,543	13,303
Premium finance receivables—life insurance	6	—	—
Consumer and other	4	6	8
Total nonaccrual loans	93,549	90,218	65,879
Total non-performing loans:
Commercial	41,033	47,950	32,436
Commercial real estate	18,483	11,196	10,718
Home equity	1,471	1,190	1,084
Residential real estate	13,652	11,437	8,330
Premium finance receivables—property and casualty	32,368	27,758	19,750
Premium finance receivables—life insurance	1,673	1,066	—
Consumer and other	32	93	33
Total non-performing loans	$108,712	$100,690	$72,351
Other real estate owned	10,275	8,050	5,574
Other real estate owned—from acquisitions	1,311	1,311	1,265
Other repossessed assets	—	—	—
Total non-performing assets	120,298	$110,051	$79,190
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.33%	0.38%	0.27%
Commercial real estate	0.17	0.11	0.11
Home equity	0.44	0.35	0.33
Residential real estate	0.52	0.46	0.40
Premium finance receivables—property and casualty	0.48	0.48	0.36
Premium finance receivables—life insurance	0.02	0.01	—
Consumer and other	0.10	0.22	0.07
Total non-performing loans	0.26%	0.25%	0.20%
Total non-performing assets, as a percentage of total assets	0.22%	0.21%	0.16%
Total nonaccrual loans as a percentage of total loans	0.23%	0.23%	0.18%
Allowance for credit losses as a percentage of nonaccrual loans	414.09%	416.54%	473.76%
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

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2023	2022	2023	2022
Balance at beginning of period	$100,690	$57,305	$100,697	$74,438
Additions from becoming non-performing in the respective period	21,246	22,841	45,701	26,982
Return to performing status	(360)	(1,000)	(840)	(1,729)
Payments received	(12,314)	(4,029)	(17,575)	(24,168)
Transfer to OREO and other repossessed assets	(2,958)	(1,611)	(2,958)	(5,988)
Charge-offs	(2,696)	(1,969)	(3,855)	(4,323)
Net change for niche loans (1)	5,104	814	(12,458)	7,139
Balance at end of period	$108,712	$72,351	$108,712	$72,351
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

Management determined that the allowance for credit losses was appropriate at June 30, 2023, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Allowance for credit losses at beginning of period	$375,798	$301,168	$357,448	$299,653
Cumulative effect adjustment from the adoption of ASU 2022-02	—	—	741	—
Provision for credit losses	28,571	20,493	51,641	24,518
Other adjustments	41	(56)	45	(34)
Charge-offs:
Commercial	5,629	8,928	8,172	10,342
Commercial real estate	8,124	40	8,129	817
Home equity	—	192	—	389
Residential real estate	—	—	—	466
Premium finance receivables - property & casualty	4,519	2,903	9,148	4,574
Premium finance receivables - life insurance	134	—	155	7
Consumer and other	110	253	263	446
Total charge-offs	18,516	12,316	25,867	17,041
Recoveries:
Commercial	505	996	897	1,534
Commercial real estate	25	553	125	585
Home equity	37	123	72	216
Residential real estate	6	6	10	11
Premium finance receivables - property & casualty	890	1,119	2,204	2,595
Premium finance receivables - life insurance	—	—	9	—
Consumer and other	23	23	55	72
Total recoveries	1,486	2,820	3,372	5,013
Net charge-offs	(17,030)	(9,496)	(22,495)	(12,028)
Allowance for credit losses at period end	$387,380	$312,109	$387,380	$312,109
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.16%	0.27%	0.12%	0.15%
Commercial real estate	0.31	(0.02)	0.16	0.01
Home equity	(0.04)	0.09	(0.04)	0.11
Residential real estate	0.00	0.00	0.00	0.05
Premium finance receivables - property & casualty	0.24	0.14	0.24	0.02
Premium finance receivables - life insurance	0.01	0.00	0.00	0.00
Consumer and other	0.45	1.31	0.58	1.26
Total loans, net of unearned income	0.17%	0.11%	0.11%	0.07%
Loans at period-end	$41,023,408	$37,053,103
Allowance for loan losses as a percentage of loans at period end	0.74%	0.68%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.94	0.84

See Note (7) “Allowance for Credit Losses” of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of activity within the allowance for credit losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio.

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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance at beginning of period	$9,361	$6,203	$9,900	$4,271
Disposal/resolved	(733)	(1,172)	(1,168)	(3,669)
Transfers in at fair value, less costs to sell	2,958	2,090	2,958	6,519
Fair value adjustments	—	(282)	(104)	(282)
Balance at end of period	$11,586	$6,839	$11,586	$6,839

	Period End
(In thousands)	June 30, 2023	March 31, 2023	June 30, 2022
Residential real estate	$318	$1,051	$1,630
Residential real estate development	—	—	133
Commercial real estate	11,268	8,310	5,076
Total	$11,586	$9,361	$6,839

Deposits

Total deposits at June 30, 2023 were $44.0 billion, an increase of $1.4 billion, or 3%, compared to total deposits at June 30, 2022. See Note (10) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2023:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2023 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (1)
1-3 months	$1,407,470	3.15%
4-6 months	1,323,183	2.93
7-9 months	1,148,928	3.53
10-12 months	1,543,622	4.39
13-18 months	595,056	3.25
19-24 months	250,020	2.87
24+ months	87,991	1.99
Total	$6,356,270	3.46%
(1)Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2023		March 31, 2023		June 30, 2022
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$10,908,022	26%	$12,171,631	29%	$13,805,128	33%
NOW and interest-bearing demand deposits	5,540,597	13	5,271,740	13	5,230,702	13
Wealth management deposits	1,545,626	4	2,167,081	5	2,835,267	7
Money market	13,735,924	32	12,533,468	30	11,892,948	29
Savings	5,206,609	12	4,830,322	11	3,882,856	9
Time certificates of deposit	5,603,024	13	5,041,638	12	3,687,778	9
Total average deposits	$42,539,802	100%	$42,015,880	100%	$41,334,679	100%

Total average deposits for the second quarter of 2023 were $42.5 billion, an increase of $1.2 billion, or 3%, from the second quarter of 2022. Total deposits increased in the second quarter as the Company increased marketing efforts to retain and attract deposits to support continued loan growth. Additionally, the diversity of our deposit base showed its resilience in a volatile market. The Company has experienced a change in the mix of deposits as non-interest bearing deposits have migrated to interest-bearing products.

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

	June 30,		December 31,
(Dollars in thousands)	2023	2022	2022	2021	2020
Total deposits	$44,038,707	$42,593,326	$42,902,544	$42,095,585	$37,092,651
Brokered deposits	4,086,222	1,791,443	3,174,093	1,591,083	1,843,227
Brokered deposits as a percentage of total deposits	9.3%	4.2%	7.4%	3.8%	5.0%

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

Uninsured deposits are estimated based on the methodologies and assumptions used for the Company’s regulatory reporting requirements. In accordance with the instructions described in the FDIC’s July 24, 2023 Financial Institution Letter to clarify Estimated Uninsured Deposits Reporting Expectations, the Company had approximately $14.1 billion of uninsured deposits as of June 30, 2023 of which $2.4 billion were fully collateralized deposits. The net position of $11.7 billion of uninsured and uncollateralized deposits represents approximately 27% of total deposits as of June 30, 2023. The Company had total liquidity sources, including cash and collateralized funding sources of $14.4 billion or approximately 123% of uninsured and uncollateralized deposits as of June 30, 2023.

On March 12, 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”). The Company has registered for the BTFP but has not participated and does not intend to participate. However, this is an additional option as an available short-term liquidity source.

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(In thousands)	2023	2023	2022
FHLB advances	$2,227,106	$2,474,882	$1,197,390
Other borrowings:
Notes payable	192,591	199,717	74,912
Short-term borrowings	20,691	22,840	14,791
Secured borrowings	326,405	319,453	337,626
Other	86,070	60,927	62,450
Total other borrowings	$625,757	$602,937	$489,779
Subordinated notes	437,545	437,422	437,084
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$3,543,974	$3,768,807	$2,377,819
Notes payable balances represent the balances on a credit agreement with certain unaffiliated banks. As of June 30, 2023, the outstanding principal balance under the term loan facility was $185.5 million and there was no outstanding principal balance under the revolving credit facility.
The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). On May 31, 2023, the Company entered into the eleventh amending agreement to the Receivables Purchase Agreement dated as of December 16, 2014. The amended Receivables Purchase Agreement provides for, among other things, an extension of the maturity date to December 15, 2024, an increase to the facility limit from $420 million to $520 million, and a fee rate increase from 0.775% to 0.825%. Additionally, since CDOR will cease being used in Canada in June 2024, references to CDOR changed to the Benchmark rate.
See Note (11) “FHLB Advances, Other Borrowings and Subordinated Notes” and Note (12) “Junior Subordinated Debentures” of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. The Company hereby incorporates by reference Note (11) and Note (12) of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	June 30, 2023	March 31, 2023	June 30, 2022
Tier 1 leverage ratio	9.3%	9.1%	8.8%
Risk-based capital ratios:
Tier 1 capital ratio	10.1	10.1	9.9
Common equity tier 1 capital ratio	9.3	9.2	9.0
Total capital ratio	11.9	12.1	11.9
Other ratio:
Total average equity-to-total average assets(1)	9.6	9.4	9.2
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Tier 1 leverage ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 capital ratio	6.0	8.5	6.0
Common equity tier 1 capital ratio	4.5	7.0	N/A
Total capital ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of June 30, 2023 would exceed such revised well-capitalized standard.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes (11) and (12) of the Consolidated Financial Statements in Item 1 for further information on these various funding sources. See Note (23) “Shareholders’ Equity” of the Consolidated Financial Statements presented under Item 7 of the 2022 Form 10-K for details on the Company’s issuance of Series D Preferred Stock in June 2015, Series E Preferred Stock and associated Depositary Shares in May 2020 and additional common stock offering in June 2022.

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January and April of 2023, the Company declared a quarterly cash dividend of $0.40 per common share. In January, April, July and October of 2022, the Company declared a quarterly cash dividend of $0.34 per common share.

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

In addition to the liquidity management noted above, in 2022, the Company sold a total of 3,450,000 shares of its common stock through a public offering. Net proceeds to the Company totaled approximately $285.7 million, net of estimated issuance costs. In the second quarter of 2023, we maintained our liquid assets to ensure that we would have the balance sheet strength to serve our clients. As a result, the Company believes that it has sufficient funds and access to funds to effectively meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position.

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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As an ongoing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset-liability management policies are established and monitored by management in conjunction with the boards of directors of the banks, subject to general oversight by the Risk Management Committee of the Board of Directors. The policies establish guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2023, March 31, 2023 and June 30, 2022 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
June 30, 2023	5.7%	2.9%	(2.9)%	(7.9)%
March 31, 2023	4.2	2.4	(2.4)	(7.3)%
June 30, 2022	17.0	9.0	(12.6)	(23.8)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
June 30, 2023	2.9%	1.8%	(0.9)%	(3.4)%
March 31, 2023	3.0	1.7	(1.3)	(3.4)%
June 30, 2022	10.2	5.3	(6.9)	(14.3)%

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps, floors and collars, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note (14) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s derivative financial instruments.

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2023 and June 30, 2022. See Note (14) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the six months ended June 30, 2023 and June 30, 2022.

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

Wintrust Financial ERISA Matter

On July 29, 2022, former Wintrust employee filed a class action in the District Court for the Northern District of Illinois asserting claims under the federal Employee Retirement Income Security Act (“ERISA”) against Wintrust Financial Corporation. Plaintiff alleges Wintrust breached its fiduciary duty in the selection of BlackRock Target Date funds for inclusion in its 401(k) plan, that Wintrust failed to monitor the performance of those funds, and in the alternative, Wintrust should be liable for breach of trust. Plaintiff’s sole basis for the allegations is that BlackRock Target Date funds allegedly performed more poorly than two comparable funds over a three-year period. Wintrust is one of several public companies that were sued on identical grounds within the same week by the same plaintiff’s law firm. On November 8, 2022, Wintrust filed a motion to dismiss the entire complaint. On July 14, 2023, the District Court granted Wintrust’s motion to dismiss and gave Plaintiff until August 2, 2023 to file an amended complaint. On August 2, 2023, the Plaintiff filed an amended complaint. We believe plaintiff’s allegations to be legally and factually meritless and otherwise lack sufficient information to estimate the amount of any potential liability.

Wintrust Mortgage California PAGA Matter

On May 24, 2022, a former Wintrust Mortgage employee filed a California Private Attorney General Act (“PAGA”) suit, not individually, but as representative of all Wintrust Mortgage’s California hourly employees, against Wintrust Mortgage in the Superior Court of San Diego County, California. Plaintiff alleges Wintrust Mortgage failed to provide: (i) accurate sick leave accrual and pay; (ii) overtime wages; (iii) accurately itemized wage statements; (iv) meal breaks and meal premiums; (v) timely payment of earned wages; (vi) payment of all earned wages; and (vii) payment of all vested vacation hours. Wintrust Mortgage disputes the validity of Plaintiff’s claims and believes, to the extent there were defects in complying with California law governing the payment of compensation to Plaintiff, such errors would have been de minimis. Plaintiff also has an arbitration agreement with a collective and class action waiver and on January 19, 2023, Wintrust Mortgage moved to compel arbitration. The court entered and continued the motion until September 8, 2023. We believe plaintiff’s allegations to be legally and factually meritless and otherwise lack sufficient information to estimate the amount of any potential liability.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the six months ended June 30, 2023.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits:

(a)Exhibits

3.1
Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2023).

10.1
Eleventh Amending Agreement, dated as of May 31, 2023, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 6, 2023).

10.2
Performance Guarantee Confirmation, dated as of May 31, 2023, confirming the Performance Guarantee dates as of December 16, 2014, by and between the Company and Plaza Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 6, 2023).

10.3
Fee Letter dated as of May 31, 2023 by CIBC Mellon Trust Company, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada and acknowledged by First Insurance Funding of Canada Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 6, 2022).

10.4
First Amendment, dated as of July 17, 2023, to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on July 20, 2022).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	August 8, 2023	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	August 8, 2023	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)