Form 10-Q
period 2023-09-30
WINTRUST FINANCIAL CORP
filed 2023-11-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Common Stock — no par value, 61,236,454 shares, as of October 31, 2023

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2023	December 31, 2022	September 30, 2022
Assets
Cash and due from banks	$418,088	$490,908	$489,590
Federal funds sold and securities purchased under resale agreements	60	58	57
Interest-bearing deposits with banks	2,448,570	1,988,719	3,968,605
Available-for-sale securities, at fair value	3,611,835	3,243,017	2,923,653
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $381, $488 and $310 at September 30, 2023, December 31, 2022 and September 30, 2022, respectively ($3.1 billion, $2.9 billion and $2.7 billion fair value at September 30, 2023, December 31, 2022 and September 30, 2022, respectively)	3,909,150	3,640,567	3,389,842
Trading account securities	1,663	1,127	179
Equity securities with readily determinable fair value	134,310	110,365	114,012
Federal Home Loan Bank and Federal Reserve Bank stock	204,040	224,759	178,156
Brokerage customer receivables	14,042	16,387	20,327
Mortgage loans held-for-sale, at fair value	304,808	299,935	376,160
Loans, net of unearned income	41,446,032	39,196,485	38,167,613
Allowance for loan losses	(315,039)	(270,173)	(246,110)
Net loans	41,130,993	38,926,312	37,921,503
Premises, software and equipment, net	747,501	764,798	763,029
Lease investments, net	275,152	253,928	244,822
Accrued interest receivable and other assets	1,674,681	1,391,342	1,316,305
Trade date securities receivable	—	921,717	—
Goodwill	656,109	653,524	653,079
Other acquisition-related intangible assets	24,244	22,186	23,620
Total assets	$55,555,246	$52,949,649	$52,382,939

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$10,347,006	$12,668,160	$13,529,277
Interest-bearing	34,645,680	30,234,384	29,267,914
Total deposits	44,992,686	42,902,544	42,797,191
Federal Home Loan Bank advances	2,326,071	2,316,071	2,316,071
Other borrowings	643,999	596,614	447,215
Subordinated notes	437,731	437,392	437,260
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,885,580	1,646,624	1,493,656
Total liabilities	50,539,633	48,152,811	47,744,959
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at September 30, 2023, December 31, 2022 and September 30, 2022	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at September 30, 2023, December 31, 2022 and September 30, 2022	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2023, December 31, 2022 and September 30, 2022; 61,243,622 shares issued at September 30, 2023, 60,797,270 shares issued at December 31, 2022 and 60,743,335 shares issued at September 30, 2022	61,244	60,797	60,743
Surplus	1,933,226	1,902,474	1,891,621
Treasury stock, at cost, 21,564 shares at September 30, 2023, 3,262 shares at December 31, 2022, and no shares at September 30, 2022	(1,966)	(304)	—
Retained earnings	3,253,332	2,849,007	2,731,844
Accumulated other comprehensive loss	(642,723)	(427,636)	(458,728)
Total shareholders’ equity	5,015,613	4,796,838	4,637,980
Total liabilities and shareholders’ equity	$55,555,246	$52,949,649	$52,382,939
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income
Interest and fees on loans	$666,260	$402,689	$1,846,009	$1,008,888
Mortgage loans held-for-sale	4,767	5,371	12,473	17,198
Interest-bearing deposits with banks	26,866	15,621	57,216	23,098
Federal funds sold and securities purchased under resale agreements	1,157	1,845	1,228	3,640
Investment securities	59,164	38,569	170,350	107,508
Trading account securities	6	7	26	16
Federal Home Loan Bank and Federal Reserve Bank stock	3,896	2,109	11,120	5,704
Brokerage customer receivables	284	267	844	646
Total interest income	762,400	466,478	2,099,266	1,166,698
Interest expense
Interest on deposits	262,783	45,916	621,080	79,755
Interest on Federal Home Loan Bank advances	17,436	6,812	53,970	16,506
Interest on other borrowings	9,384	4,008	25,723	8,981
Interest on subordinated notes	5,491	5,485	16,502	16,484
Interest on junior subordinated debentures	4,948	2,809	14,101	6,426
Total interest expense	300,042	65,030	731,376	128,152
Net interest income	462,358	401,448	1,367,890	1,038,546
Provision for credit losses	19,923	6,420	71,482	30,943
Net interest income after provision for credit losses	442,435	395,028	1,296,408	1,007,603
Non-interest income
Wealth management	33,529	33,124	97,332	95,887
Mortgage banking	27,395	27,221	75,640	137,766
Service charges on deposit accounts	14,217	14,349	40,728	45,520
Losses on investment securities, net	(2,357)	(3,103)	(959)	(13,682)
Fees from covered call options	4,215	1,366	17,184	6,177
Trading gains (losses), net	728	(7)	1,647	4,058
Operating lease income, net	13,863	12,644	39,136	43,126
Other	20,888	15,888	62,569	48,362
Total non-interest income	112,478	101,482	333,277	367,214
Non-interest expense
Salaries and employee benefits	192,338	176,095	554,042	515,776
Software and equipment	25,951	24,126	76,853	71,186
Operating lease equipment	12,020	9,448	31,669	27,930
Occupancy, net	21,304	17,727	58,966	53,202
Data processing	10,773	7,767	29,908	23,282
Advertising and marketing	18,169	16,600	47,909	45,139
Professional fees	8,887	7,544	25,990	23,821
Amortization of other acquisition-related intangible assets	1,408	1,492	4,142	4,680
FDIC insurance	9,748	7,186	27,425	21,864
Other real estate owned expense, net	120	229	31	(509)
Other	29,337	28,255	92,912	83,064
Total non-interest expense	330,055	296,469	949,847	869,435
Income before taxes	224,858	200,041	679,838	505,382
Income tax expense	60,660	57,080	180,692	140,517
Net income	$164,198	$142,961	$499,146	$364,865
Preferred stock dividends	6,991	6,991	20,973	20,973
Net income applicable to common shares	$157,207	$135,970	$478,173	$343,892
Net income per common share—Basic	$2.57	$2.24	$7.82	$5.86
Net income per common share—Diluted	$2.53	$2.21	$7.71	$5.78
Cash dividends declared per common share	$0.40	$0.34	$1.20	$1.02
Weighted average common shares outstanding	61,213	60,738	61,119	58,679
Dilutive potential common shares	964	837	888	814
Average common shares and dilutive common shares	62,177	61,575	62,007	59,493
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$164,198	$142,961	$499,146	$364,865
Unrealized (losses) on available-for-sale securities
Before tax	(178,080)	(193,262)	(177,271)	(565,815)
Tax effect	47,458	51,504	47,243	150,789
Net of tax	(130,622)	(141,758)	(130,028)	(415,026)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	158	12	720	262
Tax effect	(40)	(3)	(192)	(70)
Net of tax	118	9	528	192
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	31	44	102	130
Tax effect	(8)	(12)	(27)	(35)
Net of tax	23	32	75	95
Net unrealized (losses) on available-for-sale securities	(130,763)	(141,799)	(130,631)	(415,313)
Unrealized (losses) on derivative instruments
Before tax	(43,082)	(76,441)	(114,847)	(34,585)
Tax effect	11,482	20,371	30,607	9,205
Net unrealized (losses) on derivative instruments	(31,600)	(56,070)	(84,240)	(25,380)
Foreign currency adjustment
Before tax	(8,359)	(22,630)	(942)	(28,048)
Tax effect	2,089	4,808	726	5,921
Net foreign currency adjustment	(6,270)	(17,822)	(216)	(22,127)
Total other comprehensive (loss)	(168,633)	(215,691)	(215,087)	(462,820)
Comprehensive income (loss)	$(4,435)	$(72,730)	$284,059	$(97,955)
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 30, 2022	$412,500	$60,722	$1,880,913	$—	$2,616,525	$(243,037)	$4,727,623
Net income	—	—	—	—	142,961	—	142,961
Other comprehensive loss, net of tax	—	—	—	—	—	(215,691)	(215,691)
Cash dividends declared on common stock, $0.34 per share	—	—	—	—	(20,651)	—	(20,651)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	8,963	—	—	—	8,963
Common stock issued for:
Exercise of stock options	—	4	194	—	—	—	198
Restricted stock awards	—	5	(5)	—	—	—	—
Employee stock purchase plan	—	12	882	—	—	—	894
Director compensation plan	—	—	674	—	—	—	674
Balance at September 30, 2022	$412,500	$60,743	$1,891,621	$—	$2,731,844	$(458,728)	$4,637,980

Balance at January 1, 2022	$412,500	$58,892	$1,685,572	$(109,903)	$2,447,535	$4,092	$4,498,688
Net income	—	—	—	—	364,865	—	364,865
Other comprehensive loss, net of tax	—	—	—	—	—	(462,820)	(462,820)
Cash dividends declared on common stock, $1.02 per share	—	—	—	—	(59,583)	—	(59,583)
Dividends on Series D preferred stock, $1.23 per share and Series E preferred stock, $1,289.07 per share	—	—	—	—	(20,973)	—	(20,973)
Stock-based compensation	—	—	23,852	—	—	—	23,852
Common stock issued for:
New Issuance, net of cost	—	1,612	174,206	109,903	—	—	285,721
Exercise of stock options	—	88	3,650	—	—	—	3,738
Restricted stock awards	—	61	(61)	—	—	—	—
Employee stock purchase plan	—	31	2,498	—	—	—	2,529
Director compensation plan	—	59	1,904	—	—	—	1,963
Balance at September 30, 2022	$412,500	$60,743	$1,891,621	$—	$2,731,844	$(458,728)	$4,637,980

Balance at June 30, 2023	$412,500	$61,219	$1,923,623	$(1,966)	$3,120,626	$(474,090)	$5,041,912
Net income	—	—	—	—	164,198	—	164,198
Other comprehensive loss, net of tax	—	—	—	—	—	(168,633)	(168,633)
Cash dividends declared on common stock, $0.40 per share	—	—	—	—	(24,501)	—	(24,501)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	8,130	—	—	—	8,130
Common stock issued for:
Restricted stock awards	—	13	(13)	—	—	—	—
Employee stock purchase plan	—	12	804	—		—	816
Director compensation plan	—	—	682	—	—	—	682
Balance at September 30, 2023	$412,500	$61,244	$1,933,226	$(1,966)	$3,253,332	$(642,723)	$5,015,613

Balance at January 1, 2023	$412,500	$60,797	$1,902,474	$(304)	$2,849,007	$(427,636)	$4,796,838
Cumulative effect adjustment from the adoption of ASU 2022-02 (TDR)	—	—	—	—	(544)	—	(544)
Net income	—	—	—	—	499,146	—	499,146
Other comprehensive loss, net of tax	—	—	—	—	—	(215,087)	(215,087)
Cash dividends declared on common stock, $1.20 per share	—	—	—	—	(73,304)	—	(73,304)
Dividends on Series D preferred stock, $1.23 per share and Series E preferred stock, $1,289.07 per share	—	—	—	—	(20,973)	—	(20,973)
Stock-based compensation	—	—	24,532	—	—	—	24,532
Common stock issued for:
Exercise of stock options	—	54	2,162	—	—	—	2,216
Restricted stock awards	—	296	(296)	(1,662)	—	—	(1,662)
Employee stock purchase plan	—	34	2,384	—	—	—	2,418
Director compensation plan	—	63	1,970	—	—	—	2,033
Balance at September 30, 2023	$412,500	$61,244	$1,933,226	$(1,966)	$3,253,332	$(642,723)	$5,015,613
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022
Operating Activities:
Net income	$499,146	$364,865
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	71,482	30,943
Depreciation, amortization and accretion, net	62,591	64,726
Stock-based compensation expense	24,532	23,852
Amortization of premium on securities, net	1,201	2,048
Accretion of discount and deferred fees on loans, net	(13,105)	(17,237)
Mortgage servicing rights fair value changes, net of economic hedge	13,065	(41,087)
Non-designated derivatives fair value changes, net	(271)	957
Originations and purchases of mortgage loans held-for-sale	(1,532,325)	(2,377,249)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	9,323	69,605
Proceeds from sales of mortgage loans held-for-sale	1,500,870	2,664,774
Bank owned life insurance (“BOLI”) (gains) losses	(2,849)	588
(Increase) decrease in trading securities, net	(536)	882
Decrease in brokerage customer receivables, net	2,345	5,741
Gains on mortgage loans sold	(27,777)	(37,022)
Gains on premium financing receivables sold	(890)	—
Losses on investment securities, net	959	13,682
(Gains) losses on sales of premises and equipment, net	1,547	2,114
Losses (gains) on sales and fair value adjustments of other real estate owned, net	121	(805)
(Increase) decrease in accrued interest receivable and other assets, net	(269,677)	22,542
Increase in accrued interest payable and other liabilities, net	156,697	261,253
Net Cash Provided by Operating Activities	496,449	1,055,172
Investing Activities:
Proceeds from payments, maturities and calls of available-for-sale securities	2,107,201	275,336
Proceeds from payments, maturities and calls of held-to-maturity securities	138,154	174,211
Proceeds from sales of equity securities with readily determinable fair value	23,592	21,753
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	67	1,232
Purchases of available-for-sale securities	(1,731,266)	(1,438,270)
Purchases of held-to-maturity securities	(407,527)	(623,011)
Purchases of equity securities with readily determinable fair value	(45,954)	(54,495)
Purchases of equity securities without readily determinable fair value	(9,350)	(9,892)
Redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock, net	20,719	(42,778)
Distributions from investments in partnerships, net	5,540	3,506
Net cash paid in business combinations	(5,147)	—
Proceeds from sales of premium financing receivables, net	405,560	—
Proceeds from sales of other real estate owned	1,635	3,802
Decrease in securities purchased under resale agreements with terms exceeding three months, net	—	700,000
(Increase) decrease in interest-bearing deposits with banks, net	(458,115)	1,400,793
Increase in loans, net	(2,644,535)	(3,324,304)
Redemption of BOLI	553	960
Purchases of premises and equipment, net	(29,218)	(37,462)
Net Cash Used for Investing Activities	(2,628,091)	(2,948,619)
Financing Activities:
Increase in deposit accounts, net	2,090,137	701,597
Increase (decrease) in other borrowings, net	48,016	(18,103)
Increase in Federal Home Loan Bank advances, net	10,000	1,075,000
Proceeds from common stock offering, net	—	285,721
Cash payments to settle contingent consideration liabilities recognized in business combinations	(57)	—
Issuance of common shares resulting from the exercise of stock options and employee stock purchase plan	6,667	8,230
Common stock repurchases for tax withholdings related to stock-based compensation	(1,662)	—
Dividends paid	(94,277)	(80,556)
Net Cash Provided by Financing Activities	2,058,824	1,971,889
Net (Decrease) Increase in Cash and Cash Equivalents	(72,818)	78,442
Cash and Cash Equivalents at Beginning of Period	490,966	411,205
Cash and Cash Equivalents at End of Period	$418,148	$489,647
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

In December 2022, the FASB issued ASU No. 2022-06 “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848,” which updated the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities would no longer be permitted to apply the relief in Topic 848. The objective of Topic 848 is to provide relief during the temporary transition period, thus, the FASB included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. This guidance was effective upon issuance and can be applied prospectively, with certain exceptions, through December 31, 2024. The Company expects that adoption of this standard on activities subsequent to September 30, 2023 will not have a material impact on the consolidated financial statements.

The amendments in ASU No. 2020-04, ASU No. 2021-01, and ASU No. 2022-06 apply only to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Therefore, in accordance with the FASB, as well as federal and state banking regulators’ “Interagency Policy Statement on Reference Rates for Loans” guidance, the Company has discontinued use of USD LIBOR in new contracts and continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements. As of September 30, 2023, the Company has mitigated its remaining USD LIBOR exposure, with any outstanding or committed exposures being proactively moved to an alternative rate or falling back per the terms of the contract or as per the Adjustable Interest Rate (LIBOR) Act (“AIRLA”).

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

(3) Business Combinations

On April 3, 2023, the Company completed its acquisition of Rothschild & Co Asset Management US Inc. and Rothschild & Co Risk Based Investments LLC from Rothschild & Co North America Inc (collectively, “Rothschild & Co Asset Management U.S.”). As of the acquisition date, the Company acquired approximately $12.6 million in net assets. As the transaction was determined to be a business combination, the Company recorded goodwill of approximately $2.6 million on the purchase.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$4,930	$1	$—	$4,931
U.S. government agencies	80,000	—	(7,570)	72,430
Municipal	177,208	49	(8,734)	168,523
Corporate notes:
Financial issuers	83,995	—	(8,368)	75,627
Other	1,000	—	(21)	979
Mortgage-backed: (1)
Residential mortgage-backed securities	3,862,871	—	(656,135)	3,206,736
Commercial (multi-family) mortgage-backed securities	13,179	—	(802)	12,377
Collateralized mortgage obligations	92,540	—	(22,308)	70,232
Total available-for-sale securities	$4,315,723	$50	$(703,938)	$3,611,835
Held-to-maturity securities
U.S. government agencies	$339,598	$—	$(87,897)	$251,701
Municipal	176,262	123	(11,230)	165,155
Mortgage-backed: (1)
Residential mortgage-backed securities	3,082,314	—	(717,444)	2,364,870
Commercial (multi-family) mortgage-backed securities	6,425	—	(477)	5,948
Collateralized mortgage obligations	247,215	—	(29,798)	217,417
Corporate notes	57,717	—	(4,849)	52,868
Total held-to-maturity securities	$3,909,531	$123	$(851,695)	$3,057,959
Less: Allowance for credit losses	(381)
Held-to-maturity securities, net of allowance for credit losses	$3,909,150
Equity securities with readily determinable fair value	$140,749	$3,290	$(9,729)	$134,310
(1)None of our mortgage-backed securities are subprime.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$14,943	$5	$—	$14,948
U.S. government agencies	80,000	36	(5,814)	74,222
Municipal	173,861	230	(5,436)	168,655
Corporate notes:
Financial issuers	93,994	—	(9,291)	84,703
Other	1,000	2	—	1,002
Mortgage-backed: (1)
Mortgage-backed securities	3,308,494	238	(488,795)	2,819,937
Collateralized mortgage obligations	97,342	—	(17,792)	79,550
Total available-for-sale securities	$3,769,634	$511	$(527,128)	$3,243,017
Held-to-maturity securities
U.S. government agencies	$339,614	$—	$(75,293)	$264,321
Municipal	179,027	477	(4,066)	175,438
Mortgage-backed: (1)
Mortgage-backed securities	2,900,031	—	(583,682)	2,316,349
Collateralized mortgage obligations	164,151	—	(23,322)	140,829
Corporate notes	58,232	—	(5,348)	52,884
Total held-to-maturity securities	$3,641,055	$477	$(691,711)	$2,949,821
Less: Allowance for credit losses	(488)
Held-to-maturity securities, net of allowance for credit losses	$3,640,567
Equity securities with readily determinable fair value	$115,552	$2,935	$(8,122)	$110,365
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	50,000	—	(5,987)	44,013
Municipal	181,612	127	(7,738)	174,001
Corporate notes:
Financial issuers	93,994	—	(7,951)	86,043
Other	1,000	—	(10)	990
Mortgage-backed: (1)
Mortgage-backed securities	3,052,778	—	(513,978)	2,538,800
Collateralized mortgage obligations	98,922	—	(19,116)	79,806
Total available-for-sale securities	$3,478,306	$127	$(554,780)	$2,923,653
Held-to-maturity securities
U.S. government agencies	$314,618	$—	$(72,723)	$241,895
Municipal	180,304	203	(7,791)	172,716
Mortgage-backed: (1)
Mortgage-backed securities	2,679,862	—	(600,335)	2,079,527
Collateralized mortgage obligations	166,965	—	(24,475)	142,490
Corporate notes	48,403	—	(5,705)	42,698
Total held-to-maturity securities	$3,390,152	$203	$(711,029)	$2,679,326
Less: Allowance for credit losses	(310)
Held-to-maturity securities, net of allowance for credit losses	$3,389,842
Equity securities with readily determinable fair value	$120,073	$2,233	$(8,294)	$114,012
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $58.1 million as of September 30, 2023. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward or downward adjustments related to such observable price changes for the three and nine months ended September 30, 2023 or September 30, 2022. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three months and nine months ended September 30, 2023, the Company recorded $489,000 impairment of equity securities without readily determinable fair values. During the three months ended September 30, 2022, the Company recorded $5,000 of impairment of equity securities without readily determinable fair values. During the nine months ended September 30, 2022, the Company recorded $4.4 million of impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. government agencies	$29,974	$(26)	$42,456	$(7,544)	$72,430	$(7,570)
Municipal	71,452	(2,331)	90,634	(6,403)	162,086	(8,734)
Corporate notes:
Financial issuers	—	—	75,627	(8,368)	75,627	(8,368)
Other	979	(21)	—	—	979	(21)
Mortgage-backed: (1)
Residential mortgage-backed securities	963,794	(38,223)	2,242,942	(617,912)	3,206,736	(656,135)
Commercial (multi-family) mortgage-backed securities	12,377	(802)	—	—	12,377	(802)
Collateralized mortgage obligations	—	—	70,232	(22,308)	70,232	(22,308)
Total available-for-sale securities	$1,078,576	$(41,403)	$2,521,891	$(662,535)	$3,600,467	$(703,938)
(1)None of our mortgage-backed securities are subprime.

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

The Company does not consider available-for-sale securities with unrealized losses at September 30, 2023 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at September 30, 2023 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (7) “Allowance for Credit Losses” for further discussion regarding any credit losses associated with held-to-maturity securities at September 30, 2023.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Realized gains on investment securities	$225	$15	$836	$280
Realized losses on investment securities	(9)	(4)	(60)	(18)
Net realized gains on investment securities	216	11	776	262
Unrealized gains on equity securities with readily determinable fair value	10	45	2,984	227
Unrealized losses on equity securities with readily determinable fair value	(2,094)	(3,154)	(4,230)	(9,809)
Net unrealized losses on equity securities with readily determinable fair value	(2,084)	(3,109)	(1,246)	(9,582)
Upward adjustments of equity securities without readily determinable fair values	—	—	—	—
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	(489)	(5)	(489)	(4,362)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(489)	(5)	(489)	(4,362)
Losses on investment securities, net	$(2,357)	$(3,103)	$(959)	$(13,682)
Proceeds from sales of equity securities with readily determinable fair value	$—	$3,000	$23,592	$21,753
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	—	703	67	1,232
(1)Includes proceeds from available-for-sale securities sold in accordance with written covered call options sold to a third party.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2023, December 31, 2022 and September 30, 2022, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2023		December 31, 2022		September 30, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$99,892	$99,525	$119,830	$119,275	$55,249	$54,846
Due in one to five years	139,623	130,036	63,644	61,701	86,555	83,641
Due in five to ten years	43,199	38,074	115,734	105,076	115,949	105,921
Due after ten years	64,419	54,855	64,590	57,478	68,853	60,639
Mortgage-backed	3,968,590	3,289,345	3,405,836	2,899,487	3,151,700	2,618,606
Total available-for-sale securities	$4,315,723	$3,611,835	$3,769,634	$3,243,017	$3,478,306	$2,923,653
Held-to-maturity securities
Due in one year or less	$2,248	$2,241	$1,340	$1,332	$1,173	$1,166
Due in one to five years	103,104	96,546	94,705	89,093	85,423	78,995
Due in five to ten years	106,042	100,215	115,318	113,758	108,703	104,829
Due after ten years	362,183	270,722	365,510	288,460	348,026	272,319
Mortgage-backed	3,335,954	2,588,235	3,064,182	2,457,178	2,846,827	2,222,017
Total held-to-maturity securities	$3,909,531	$3,057,959	$3,641,055	$2,949,821	$3,390,152	$2,679,326
Less: Allowance for credit losses	(381)		(488)		(310)
Held-to-maturity securities, net of allowance for credit losses	$3,909,150		$3,640,567		$3,389,842

Securities having a carrying value of $7.1 billion at September 30, 2023 as well as securities having a carrying value of $2.8 billion and $2.5 billion at December 31, 2022 and September 30, 2022, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At September 30, 2023, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2023	2022	2022
Balance:
Commercial	$12,725,473	$12,549,164	$12,259,250
Commercial real estate	10,946,180	9,950,947	9,578,184
Home equity	343,258	332,698	328,822
Residential real estate	2,707,603	2,372,383	2,235,459
Premium finance receivables
Property and casualty insurance	6,722,747	5,849,459	5,713,340
Life insurance	7,931,808	8,090,998	8,004,856
Consumer and other	68,963	50,836	47,702
Total loans, net of unearned income	$41,446,032	$39,196,485	$38,167,613
Mix:
Commercial	31%	32%	32%
Commercial real estate	26	25	25
Home equity	1	1	1
Residential real estate	7	6	6
Premium finance receivables
Property and casualty insurance	16	15	15
Life insurance	19	21	21
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $264.5 million at September 30, 2023, $224.5 million at December 31, 2022 and $180.1 million at September 30, 2022.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $67.6 million at September 30, 2023, $71.8 million at December 31, 2022 and $73.1 million at September 30, 2022.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $290.9 million at September 30, 2023, $214.0 million at December 31, 2022, and $158.5 million at September 30, 2022.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at September 30, 2023, December 31, 2022 and September 30, 2022:

As of September 30, 2023		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$43,569	$200	$22,889	$35,681	$12,623,134	$12,725,473
Commercial real estate
Construction and development	8,384	—	2,438	31,292	1,851,659	1,893,773
Non-construction	8,659	1,092	4,957	29,692	9,008,007	9,052,407
Home equity	1,363	—	219	1,668	340,008	343,258
Residential real estate, excluding early buy-out loans	16,103	—	1,145	904	2,520,478	2,538,630
Premium finance receivables
Property and casualty insurance loans	26,756	16,253	16,552	31,919	6,631,267	6,722,747
Life insurance loans	—	10,679	41,894	14,972	7,864,263	7,931,808
Consumer and other	16	27	196	519	68,205	68,963
Total loans, net of unearned income, excluding early buy-out loans	$104,850	$28,251	$90,290	$146,647	$40,907,021	$41,277,059
Early buy-out loans guaranteed by U.S. government agencies (1)	117	57,558	2,116	—	109,182	168,973
Total loans, net of unearned income	$104,967	$85,809	$92,406	$146,647	$41,016,203	$41,446,032

As of December 31, 2022		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$35,579	$462	$21,128	$56,696	$12,435,299	$12,549,164
Commercial real estate
Construction and development	416	—	361	14,390	1,471,763	1,486,930
Non-construction	5,971	—	1,883	16,285	8,439,878	8,464,017
Home equity	1,487	—	—	2,152	329,059	332,698
Residential real estate, excluding early buy-out loans	10,171	—	4,364	9,982	2,183,078	2,207,595
Premium finance receivables
Property and casualty insurance loans	13,470	15,841	14,926	40,557	5,764,665	5,849,459
Life insurance loans	—	17,245	5,260	68,725	7,999,768	8,090,998
Consumer and other	6	49	18	224	50,539	50,836
Total loans, net of unearned income, excluding early buy-out loans	$67,100	$33,597	$47,940	$209,011	$38,674,049	$39,031,697
Early buy-out loans guaranteed by U.S. government agencies (1)	31,279	47,450	984	1,584	83,491	164,788
Total loans, net of unearned income	$98,379	$81,047	$48,924	$210,595	$38,757,540	$39,196,485
(1)Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

As of September 30, 2022		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$44,293	$237	$24,641	$34,917	$12,155,162	$12,259,250
Commercial real estate
Construction and development	889	—	—	5,715	1,518,907	1,525,511
Non-construction	9,588	—	6,041	24,256	8,012,788	8,052,673
Home equity	1,320	—	125	848	326,529	328,822
Residential real estate, excluding early buy-out loans	9,787	—	2,149	15	2,074,844	2,086,795
Premium finance receivables
Property and casualty insurance loans	13,026	16,624	15,301	21,128	5,647,261	5,713,340
Life insurance loans	—	1,831	13,628	44,954	7,944,443	8,004,856
Consumer and other	7	31	26	343	47,295	47,702
Total loans, net of unearned income, excluding early buy-out loans	$78,910	$18,723	$61,911	$132,176	$37,727,229	$38,018,949
Early buy-out loans guaranteed by U.S. government agencies (1)	24,020	68,067	489	104	55,984	148,664
Total loans, net of unearned income	$102,930	$86,790	$62,400	$132,280	$37,783,213	$38,167,613
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at September 30, 2023:

	Year of Origination							Revolving	Total
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$2,148,269	$2,182,012	$1,717,737	$772,160	$492,465	$1,011,144	$3,854,978	$5,633	$12,184,398
Special mention	18,043	47,296	69,910	18,805	16,248	5,140	112,580	1,255	289,277
Substandard accrual	3,683	40,284	19,105	1,409	9,179	38,135	95,331	1,103	208,229
Substandard nonaccrual/doubtful	20,920	4,315	6,284	4,155	6,215	1,610	70	—	43,569
Total commercial, industrial and other	$2,190,915	$2,273,907	$1,813,036	$796,529	$524,107	$1,056,029	$4,062,959	$7,991	$12,725,473
Construction and development
Pass	$231,587	$760,955	$434,667	$174,574	$85,436	$94,739	$18,842	$364	$1,801,164
Special mention	—	—	3,887	—	19,937	14,302	—	—	38,126
Substandard accrual	—	2,475	—	1,132	29,360	13,132	—	—	46,099
Substandard nonaccrual/doubtful	—	—	—	8,249	—	135	—	—	8,384
Total construction and development	$231,587	$763,430	$438,554	$183,955	$134,733	$122,308	$18,842	$364	$1,893,773
Non-construction
Pass	$1,108,119	$1,856,346	$1,402,456	$999,191	$762,188	$2,482,011	$164,654	$1,452	$8,776,417
Special mention	6,621	11,567	27,250	13,324	23,755	48,640	5,000	1,437	137,594
Substandard accrual	—	1,412	5,519	20,916	24,101	77,789	—	—	129,737
Substandard nonaccrual/doubtful	908	—	25	785	—	6,941	—	—	8,659
Total non-construction	$1,115,648	$1,869,325	$1,435,250	$1,034,216	$810,044	$2,615,381	$169,654	$2,889	$9,052,407
Home equity
Pass	$—	$—	$—	$45	$93	$6,438	$322,726	$467	$329,769
Special mention	—	228	64	—	67	1,622	2,893	—	4,874
Substandard accrual	—	—	—	—	—	5,885	1,239	128	7,252
Substandard nonaccrual/doubtful	—	—	77	112	17	971	95	91	1,363
Total home equity	$—	$228	$141	$157	$177	$14,916	$326,953	$686	$343,258
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$2,524	$5,501	$9,550	$18,123	$133,275	$—	$—	$168,973
Pass	359,397	835,153	796,743	218,433	112,360	177,538	—	—	2,499,624

Special mention	1,186	3,373	1,673	1,343	348	4,991	—	—	12,914
Substandard accrual	919	2,575	1,022	1,059	490	3,924	—	—	9,989
Substandard nonaccrual/doubtful	103	2,084	3,288	811	2,471	7,346	—	—	16,103
Total residential real estate	$361,605	$845,709	$808,227	$231,196	$133,792	$327,074	$—	$—	$2,707,603
Premium finance receivables - property and casualty
Pass	$6,433,013	$133,881	$19,877	$3,167	$135	$—	$—	$—	$6,590,073
Special mention	98,681	2,574	128	1	—	—	—	—	101,384
Substandard accrual	2,429	2,103	2	—	—	—	—	—	4,534
Substandard nonaccrual/doubtful	17,359	9,300	91	6	—	—	—	—	26,756
Total premium finance receivables - property and casualty	$6,551,482	$147,858	$20,098	$3,174	$135	$—	$—	$—	$6,722,747
Premium finance receivables - life
Pass	$268,027	$637,571	$868,576	$1,048,697	$924,944	$4,183,993	$—	$—	$7,931,808
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$268,027	$637,571	$868,576	$1,048,697	$924,944	$4,183,993	$—	$—	$7,931,808
Consumer and other
Pass	$3,067	$1,649	$958	$120	$364	$21,229	$41,388	$—	$68,775
Special mention	2	15	—	—	—	100	3	—	120
Substandard accrual	—	7	—	—	—	35	10	—	52
Substandard nonaccrual/doubtful	10	2	4	—	—	—	—	—	16
Total consumer and other	$3,079	$1,673	$962	$120	$364	$21,364	$41,401	$—	$68,963
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$2,524	$5,501	$9,550	$18,123	$133,275	$—	$—	$168,973
Pass	10,551,479	6,407,567	5,241,014	3,216,387	2,377,985	7,977,092	4,402,588	7,916	40,182,028
Special mention	124,533	65,053	102,912	33,473	60,355	74,795	120,476	2,692	584,289
Substandard accrual	7,031	48,856	25,648	24,516	63,130	138,900	96,580	1,231	405,892
Substandard nonaccrual/doubtful	39,300	15,701	9,769	14,118	8,703	17,003	165	91	104,850
Total loans	$10,722,343	$6,539,701	$5,384,844	$3,298,044	$2,528,296	$8,341,065	$4,619,809	$11,930	$41,446,032
Gross write offs
Three months ended September 30, 2023	$6,285	$2,889	$525	$35	$350	$393	$—	$—	$10,477
Nine months ended September 30, 2023	11,726	8,351	2,774	5,531	5,682	2,280	—	—	36,344

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

As of September 30, 2023	Year of Origination						Total
(In thousands)	2023	2022	2021	2020	2019	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$160,000	$147,808	$25,000	$4,000	$2,790	$339,598
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$—	$160,000	$147,808	$25,000	$4,000	$2,790	$339,598
Municipal
1-4 internal grade	$4,176	$1,040	$6,932	$259	$614	$163,241	$176,262
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$4,176	$1,040	$6,932	$259	$614	$163,241	$176,262
Mortgage-backed securities
1-4 internal grade	$393,193	$583,401	$2,359,360	$—	$—	$—	$3,335,954
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$393,193	$583,401	$2,359,360	$—	$—	$—	$3,335,954
Corporate notes
1-4 internal grade	$—	$14,965	$—	$6,008	$7,248	$29,496	$57,717
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$14,965	$—	$6,008	$7,248	$29,496	$57,717
Total held-to-maturity securities							$3,909,531
Less: Allowance for credit losses							(381)
Held-to-maturity securities, net of allowance for credit losses							$3,909,150

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

	September 30,	December 31,	September 30,
(In thousands)	2023	2022	2022
Allowance for loan losses	$315,039	$270,173	$246,110
Allowance for unfunded lending-related commitments losses	84,111	87,275	68,918
Allowance for loan losses and unfunded lending-related commitments losses	399,150	357,448	315,028
Allowance for held-to-maturity securities losses	381	488	310
Allowance for credit losses	$399,531	$357,936	$315,338

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of September 30, 2023, excluding loans carried at fair value, substandard nonaccrual loans totaling $28.2 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and nine months ended September 30, 2023 and 2022 is as follows.

Three months ended September 30, 2023		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$143,142	$215,696	$6,967	$12,252	$9,046	$277	$387,380
Other adjustments	—	—	—	—	(60)	—	(60)
Charge-offs	(2,427)	(1,713)	(227)	(78)	(5,848)	(184)	(10,477)
Recoveries	1,162	243	33	1	906	14	2,359
Provision for credit losses	9,611	1,492	307	484	7,776	278	19,948
Allowance for credit losses at period end	$151,488	$215,718	$7,080	$12,659	$11,820	$385	$399,150
By measurement method:
Individually measured	$9,773	$5,408	$—	$109	$—	$12	$15,302
Collectively measured	141,715	210,310	7,080	12,550	11,820	373	383,848
Loans at period end
Individually measured	$43,569	$17,043	$1,363	$15,946	$—	$16	$77,937
Collectively measured	12,681,904	10,929,137	341,895	2,520,479	14,654,555	68,947	41,196,917
Loans held at fair value	—	—	—	171,178	—	—	171,178

Three months ended September 30, 2022	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$142,919	$143,732	$6,990	$10,479	$7,502	$487	$312,109
Other adjustments	—	—	—	—	(105)	—	(105)
Charge-offs	(780)	(24)	(43)	(5)	(6,037)	(635)	(7,524)
Recoveries	2,523	55	38	60	1,648	31	4,355
Provision for credit losses	(9,346)	6,955	70	489	7,424	601	6,193
Allowance for credit losses at period end	$135,316	$150,718	$7,055	$11,023	$10,432	$484	$315,028
By measurement method:
Individually measured	$8,866	$378	$71	$727	$—	$1	$10,043
Collectively measured	126,450	150,340	6,984	10,296	10,432	483	304,985
Loans at period end
Individually measured	$46,547	$27,882	$11,421	$19,440	$—	$75	$105,365
Collectively measured	12,212,703	9,550,302	317,401	2,059,126	13,718,196	47,627	37,905,355
Loans held at fair value	—	—	—	156,893	—	—	156,893

Nine months ended September 30, 2023		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$142,769	$184,352	$7,573	$11,585	$10,671	$498	$357,448
Cumulative effect adjustment from the adoption of ASU 2016-13	111	1,356	(33)	(692)	—	(1)	741
Other adjustments	—	—	—	—	(15)	—	(15)
Charge-offs	(10,599)	(9,842)	(227)	(78)	(15,151)	(447)	(36,344)
Recoveries	2,059	368	105	11	3,119	69	5,731
Provision for credit losses	17,148	39,484	(338)	1,833	13,196	266	71,589
Allowance for credit losses at period end	$151,488	$215,718	$7,080	$12,659	$11,820	$385	$399,150

Nine months ended September 30, 2022		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$119,307	$144,583	$10,699	$8,782	$15,859	$423	$299,653
Other adjustments	—	—	—	—	(139)	—	(139)
Charge-offs	(11,122)	(841)	(432)	(471)	(10,618)	(1,081)	(24,565)
Recoveries	4,057	640	254	71	4,243	103	9,368
Provision for credit losses	23,074	6,336	(3,466)	2,641	1,087	1,039	30,711
Allowance for credit losses at period end	$135,316	$150,718	$7,055	$11,023	$10,432	$484	$315,028

For the three and nine months ended September 30, 2023, the Company recognized approximately $19.9 million and $71.6 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of loan growth as well as the Company’s macroeconomic forecasts of key model inputs, most notably, Baa corporate credit spreads and the Commercial Real Estate Pricing Index (“CREPI”). Uncertainties remain regarding expected economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of September 30, 2023. Another key driver of provision for credit losses in these portfolios was stable loan risk rating migration. Net charge-offs in the three and nine month periods ending September 30, 2023, totaled $8.1 million and $30.6 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three and nine month period ended September 30, 2023, the Company recognized approximately $(25,000) and $(107,000), respectively, of provision for credit losses related to held-to-maturity securities. At September 30, 2023, the Company did not identify any losses within its portfolio that it would deem a credit loss and require additional measurement of an allowance for credit losses.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned

(“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At September 30, 2023, the Company had $441,000 of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $55.1 million and $73.1 million at September 30, 2023 and 2022, respectively.

The table below presents a summary of the balance immediately following the modification of loans to borrowers experiencing financial difficulties during the three and nine months ended September 30, 2023:

Three months ended September 30, 2023 (Dollars in thousands)	Total (1)	Percentage of Total Class of Loan	Extension of Term (1)	Reduction of Interest Rate (1)	Delay in Contractual Payments (1)	Extension of Term and Reduction of Interest Rate (1)

Commercial
Commercial, industrial and other	$1,256	0.0%	$1,256	$—	$—	$—
Residential real estate	141	0.0	141	—	—	—
Premium finance receivables
Property and casualty insurance loans	40	0.0	40	—	—	—
Total loans	$1,437	0.0%	$1,437	$—	$—	$—

Weighted average magnitude of modifications:
Duration of extension of term	16 months

Nine months ended September 30, 2023 (Dollars in thousands)	Total (1)		Percentage of Total Class of Loan	Extension of Term (1)	Reduction of Interest Rate (1)	Delay in Contractual Payments (1)	Extension of Term and Reduction of Interest Rate (1)

Commercial
Commercial, industrial and other	$39,153		0.3%	$3,194	$221	$35,265	$473
Commercial real estate
Non-construction	5,709		0.1	467	827	39	4,376
Home equity	203		0.1	203	—	—	—
Residential real estate	2,113		0.1	1,537	271	—	305
Premium finance receivables
Property and casualty insurance loans	51		0.0	43	—	—	8
Total loans	$47,229		0.1%	$5,444	$1,319	$35,304	$5,162

Weighted average magnitude of modifications:
Duration of extension of term	33 months
Reduction of interest rate	223	bps
Duration of delayed contractual payment terms	17 months
(1)Balances represent the recorded investment in the loan at the time of the restructuring.

The following table presents a summary of all loans for borrowers experiencing financial difficulties modified during the nine months ended September 30, 2023, and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Total (2)	Payments in Default (1)(2)	Payments in Default (1)(2)
Commercial
Commercial, industrial and other	$39,153	$18,727	$18,749
Commercial real estate
Non-construction	5,709	95	923
Home equity	203	203	203
Residential real estate	2,113	817	902
Premium finance receivables
Property and casualty insurance loans	51	40	40
Total loans	$47,229	$19,882	$20,817
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

The table below presents a summary of the balance immediately following the modification of loans restructured during the three and nine months ended September 30, 2022 which represent TDRs:

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

During the three months ended September 30, 2022, seven loans totaling $708,000 were determined to be TDRs. Of these loans extended at below market terms, the weighted average extension had a term of 42 months for the quarter ended September 30, 2022. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 105 basis points during the three months ended September 30, 2022. Additionally, no principal balances were forgiven during the quarter ended September 30, 2022.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2022 and such loans that were in payment default under the restructured terms during the respective periods below:

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
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2022	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2023
Community banking	$545,671	$—	$—	$—	$545,671
Specialty finance	38,480	—	—	(37)	38,443
Wealth management	69,373	2,622	—	—	71,995
Total	$653,524	$2,622	$—	$(37)	$656,109

The wealth management unit’s goodwill increased $2.6 million in the first nine months of 2023 as a result of the Rothschild & Co Asset Management U.S. acquisition. The specialty finance unit’s goodwill decreased $37,000 in the first nine months of 2023 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of September 30, 2023, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of September 30, 2023 is as follows:

(In thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(45,304)	(42,501)	(41,480)
Net carrying amount	$9,902	$12,705	$13,726
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$15,702	$18,505	$19,526
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,962	$1,962	$1,960
Accumulated amortization	(1,826)	(1,785)	(1,771)
Net carrying amount	$136	$177	$189
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$20,430	$20,430
Accumulated amortization	(18,224)	(16,926)	(16,525)
Net carrying amount	$8,406	$3,504	$3,905
Total acquisition-related intangible assets:
Gross carrying amount	$89,598	$83,398	$83,396
Accumulated amortization	(65,354)	(61,212)	(59,776)
Total other acquisition-related intangible assets, net	$24,244	$22,186	$23,620

Estimated amortization
Actual in nine months ended September 30, 2023	$4,142
Estimated remaining in 2023	1,361
Estimated—2024	4,301
Estimated—2025	3,482
Estimated—2026	2,772
Estimated—2027	2,155

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

Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $4.1 million and $4.7 million for the nine months ended September 30, 2023 and 2022, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2023	2022	2023	2022
Fair value at beginning of the period	$200,692	212,664	$230,225	$147,571
Additions from loans sold with servicing retained	9,706	13,260	23,533	38,871
Servicing rights sold	—	—	(30,170)	—
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	219	—	219	(176)
Payoffs and paydowns	(4,816)	(6,041)	(13,768)	(18,895)
Changes in valuation inputs or assumptions	4,723	9,788	485	62,300
Fair value at end of the period	$210,524	$229,671	$210,524	$229,671
Unpaid principal balance of mortgage loans serviced for others	$11,885,531	$13,925,755

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects not to designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of September 30, 2023 and September 30, 2022, see Note (14) “Derivative Financial Instruments” in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Balance:
Non-interest-bearing	$10,347,006	$12,668,160	$13,529,277
NOW and interest-bearing demand deposits	6,006,114	5,591,986	5,676,122
Wealth management deposits	1,788,099	2,463,833	2,988,195
Money market	14,478,504	12,886,795	12,538,489
Savings	5,584,294	4,556,635	3,988,790
Time certificates of deposit	6,788,669	4,735,135	4,076,318
Total deposits	$44,992,686	$42,902,544	$42,797,191
Mix:
Non-interest-bearing	23%	30%	32%
NOW and interest-bearing demand deposits	13	13	13
Wealth management deposits	4	5	7
Money market	32	30	29
Savings	13	11	9
Time certificates of deposit	15	11	10
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	September 30, 2023	December 31, 2022	September 30, 2022
FHLB advances	$2,326,071	$2,316,071	$2,316,071
Other borrowings:
Notes payable	178,411	199,793	64,268
Short-term borrowings	14,183	17,612	9,212
Secured borrowings	391,681	317,942	311,958
Other	59,724	61,267	61,777
Total other borrowings	643,999	596,614	447,215
Subordinated notes	437,731	437,392	437,260
Total FHLB advances, other borrowings and subordinated notes	$3,407,801	$3,350,077	$3,200,546

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances”, Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2022 Form 10-K.

Notes Payable

Notes payable balances represent the balances on a credit agreement (as amended, the “Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consisted of a $150.0 million term loan facility and a $100.0 million revolving credit facility. On December 12, 2022, the Company entered into an amendment and restatement of the Credit Agreement pursuant to the Amended and Restated Credit Agreement dated as of December 12, 2022, among the Company and the unaffiliated banks named therein as lenders and agents (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for, among other things, an increase to the term loan facility to $200.0 million. In connection with the entry into the Amended and Restated Credit Agreement, the outstanding term loan under the existing Credit Agreement was paid in full pursuant to the terms thereof. On, July 17, 2023 the Company entered into an amendment (the “Amendment”) to the Amended and Restated Credit Agreement dated December 12, 2022. The Amendment designates 450 Northbrook Trust, a subsidiary of the Company, as a “Specified Subsidiary” under the Amended and Restated Credit Agreement, which excludes it from the scope of certain provisions of the burdensome agreements covenant in the Amended and Restated Credit Agreement. At September 30, 2023, the outstanding principal balance under the term loan facility was $178.4 million and there was no outstanding balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2023, the Company was in compliance with all such covenants.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreement at the banks. These borrowings totaled $14.2 million at September 30, 2023 compared to $17.6 million and $9.2 million at December 31, 2022 and September 30, 2022, respectively. As of September 30, 2023, the Company had pledged securities related to its customer balances in sweep accounts of $16.4 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of September 30, 2023 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$16,406
Excess collateral	2,223
Securities sold under repurchase agreements	$14,183

Secured Borrowings
The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). On May 31, 2023, the Company entered into the eleventh amending agreement to the Receivables Purchase Agreement dated as of December 16, 2014. The amended Receivables Purchase Agreement provides for, among other things, an extension of the maturity date to December 15, 2024, an increase to the facility to C$520 million, and a fee rate increase from 0.775% to 0.825%. Additionally, since Canadian Dollar Offered Rate (“CDOR”) will cease being used in Canada in June 2024, references to CDOR changed to the Benchmark rate.

At September 30, 2023, the translated balance of the secured borrowings totaled $382.8 million compared to $309.7 million at December 31, 2022 and $303.5 million at September 30, 2022. The interest rate under the receivables purchase agreement is the Canadian Commercial Paper Rate plus 0.825%.

The remaining $8.9 million within secured borrowings at September 30, 2023 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At September 30, 2023, the Company was in compliance with all such covenants.

(12) Junior Subordinated Debentures

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2023. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure (1)	Contractual Rate at 9/30/2023	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	S+0.26161+3.25	8.82%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	S+0.26161+2.80	8.46%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	S+0.26161+2.60	8.26%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	S+0.26161+1.95	7.62%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	S+0.26161+1.45	7.11%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	S+0.26161+1.63	7.30%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	S+0.26161+3.00	8.63%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	S+0.26161+3.00	8.63%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	S+0.26161+3.00	8.66%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	S+0.26161+1.75	7.42%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	S+0.26161+1.62	7.29%	06/2007	09/2037	06/2012
Total			$253,566		7.85%
(1)The interest rates on the variable rate junior subordinated debentures are based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) and reset on a quarterly basis.

The junior subordinated debentures totaled $253.6 million at September 30, 2023, December 31, 2022 and September 30, 2022. At September 30, 2023, the weighted average contractual interest rate on the junior subordinated debentures was 7.85%.

Under AIRLA and Part 253 of Regulation ZZ (Rule 253), after June 30, 2023, the interest rate on the junior subordinated debentures, by operation of law, changed their base rate from USD LIBOR to CME Term SOFR of the same tenor, plus an applicable tenor spread adjustment. CME Term SOFR is an indicative, forward-looking measurement of daily overnight SOFR. CME Term SOFR is published by CME Group Inc., as administrator of that rate. The calculation agent for any series of the junior subordinated debentures may also make additional administrative conforming changes to the terms of that series of the junior subordinated debentures under AIRLA and Rule 253.

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
The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2023	September 30, 2022
Net interest income:
Community Banking	$360,575	$319,929	$40,646	13%
Specialty Finance	85,427	64,122	21,305	33
Wealth Management	7,997	9,585	(1,588)	(17)
Total Operating Segments	453,999	393,636	60,363	15
Intersegment Eliminations	8,359	7,812	547	7
Consolidated net interest income	$462,358	$401,448	$60,910	15%
Provision for credit losses:
Community Banking	$16,742	$3,608	$13,134	NM
Specialty Finance	3,181	2,812	369	13
Wealth Management	—	—	—	—
Total Operating Segments	19,923	6,420	13,503	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$19,923	$6,420	$13,503	NM
Non-interest income:
Community Banking	$70,536	$60,615	$9,921	16%
Specialty Finance	20,793	23,784	(2,991)	(13)
Wealth Management	37,312	32,452	4,860	15
Total Operating Segments	128,641	116,851	11,790	10
Intersegment Eliminations	(16,163)	(15,369)	(794)	5
Consolidated non-interest income	$112,478	$101,482	$10,996	11%
Net revenue:
Community Banking	$431,111	$380,544	$50,567	13%
Specialty Finance	106,220	87,906	18,314	21
Wealth Management	45,309	42,037	3,272	8
Total Operating Segments	582,640	510,487	72,153	14
Intersegment Eliminations	(7,804)	(7,557)	(247)	3
Consolidated net revenue	$574,836	$502,930	$71,906	14%
Segment profit:
Community Banking	$115,156	$104,668	$10,488	10%
Specialty Finance	40,548	27,187	13,361	49
Wealth Management	8,494	11,106	(2,612)	(24)
Consolidated net income	$164,198	$142,961	$21,237	15%
Segment assets:
Community Banking	$43,801,560	$41,193,521	$2,608,039	6%
Specialty Finance	10,521,547	9,450,977	1,070,570	11
Wealth Management	1,232,139	1,738,441	(506,302)	(29)
Consolidated total assets	$55,555,246	$52,382,939	$3,172,307	6%
NM - Not meaningful

	Nine Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2023	September 30, 2022
Net interest income:
Community Banking	$1,076,655	$810,270	$266,385	33%
Specialty Finance	240,771	178,210	62,561	35
Wealth Management	24,356	27,495	(3,139)	(11)
Total Operating Segments	1,341,782	1,015,975	325,807	32
Intersegment Eliminations	26,108	22,571	3,537	16
Consolidated net interest income	$1,367,890	$1,038,546	$329,344	32%
Provision for credit losses:
Community Banking	$64,554	$27,951	$36,603	NM
Specialty Finance	6,928	2,992	3,936	NM
Wealth Management	—	—	—	—
Total Operating Segments	71,482	30,943	40,539	NM
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$71,482	$30,943	$40,539	NM
Non-interest income:
Community Banking	$207,399	$245,217	$(37,818)	(15)%
Specialty Finance	78,320	72,898	5,422	7
Wealth Management	101,000	93,256	7,744	8
Total Operating Segments	386,719	411,371	(24,652)	(6)
Intersegment Eliminations	(53,442)	(44,157)	(9,285)	21
Consolidated non-interest income	$333,277	$367,214	$(33,937)	(9)%
Net revenue:
Community Banking	$1,284,054	$1,055,487	$228,567	22%
Specialty Finance	319,091	251,108	67,983	27
Wealth Management	125,356	120,751	4,605	4
Total Operating Segments	1,728,501	1,427,346	301,155	21
Intersegment Eliminations	(27,334)	(21,586)	(5,748)	27
Consolidated net revenue	$1,701,167	$1,405,760	$295,407	21%
Segment profit:
Community Banking	$351,905	$249,414	$102,491	41%
Specialty Finance	123,687	87,349	36,338	42
Wealth Management	23,554	28,102	(4,548)	(16)
Consolidated net income	$499,146	$364,865	$134,281	37%
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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2023, December 31, 2022 and September 30, 2022:

	Derivative Assets			Derivative Liabilities
(In thousands)	September 30, 2023	December 31, 2022	September 30, 2022	September 30, 2023	December 31, 2022	September 30, 2022
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$—	$—	$725	$157,355	$58,198	$71,427
Interest rate derivatives designated as Fair Value Hedges	17,929	16,768	17,543	—	—	—
Total derivatives designated as hedging instruments under ASC 815	$17,929	$16,768	$18,268	$157,355	$58,198	$71,427
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$294,324	$269,670	$281,030	$295,916	$271,109	$281,999
Interest rate lock commitments	2,516	1,711	141	72	58	273
Forward commitments to sell mortgage loans	3,261	220	10,896	—	414	326
Commodity forward contracts	1,320	257	—	1,076	162	—
Foreign exchange contracts	4,355	8,222	3,145	4,287	8,137	3,145
Total derivatives not designated as hedging instruments under ASC 815	$305,776	$280,080	$295,212	$301,351	$279,880	$285,743
Total Derivatives	$323,705	$296,848	$313,480	$458,706	$338,078	$357,170

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

As of September 30, 2023, the Company had various interest rate collar and swap derivatives designated as cash flow hedges of variable rate loans and various interest rate swap derivatives designated as cash flow hedges of variable rate deposits. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans or interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of September 30, 2023:

	September 30, 2023
	Notional	Fair Value
(In thousands)	Amount	Asset (Liability)
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(29,642)
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	(8,736)
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(55,052)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	(5,204)
Fixed 3.759%; matures December 2025	250,000	(5,147)
Fixed 3.680%; matures February 2026	250,000	(5,921)
Fixed 4.176%; matures March 2026	250,000	(3,100)
Fixed 3.915%; matures March 2026	250,000	(4,598)
Fixed 4.450%; matures July 2026	250,000	(1,066)
Fixed 3.515%, matures December 2026	250,000	(7,133)
Fixed 3.512%; matures December 2026	250,000	(7,155)
Fixed 3.453%; matures February 2027	250,000	(8,039)
Fixed 4.150%; matures July 2027	250,000	(2,299)
Fixed 3.748%; matures March 2028	250,000	(5,948)
Fixed 3.526%; matures March 2028	250,000	(8,191)
Fixed 3.933%; matures October 2029	350,000	(124)
Total Cash Flow Hedges	$6,350,000	$(157,355)

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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Unrealized (loss) gain at beginning of period	$(61,739)	$78,764	$10,026	$36,908
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	18,374	(5,451)	36,038	914
Amount of loss recognized in other comprehensive income or loss	(61,456)	(70,990)	(150,885)	(35,499)
Unrealized (loss) gain at end of period	$(104,821)	$2,323	$(104,821)	$2,323

As of September 30, 2023, the Company estimated that during the next 12 months $74.3 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $16.0 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $90.3 million reclassified as a reduction to interest income related to the interest rate collars and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2023, the Company had 14 interest rate swaps with an aggregate notional amount of $217.5 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of September 30, 2023:

(In thousands)		September 30, 2023
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$198,833	$(17,832)	$(88)
	Available-for-sale debt securities	767	(29)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Nine Months Ended
		September 30, 2023	September 30, 2023
Interest rate swaps	Interest and fees on loans	$20	$22
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates. As of September 30, 2023, there were no interest rate caps outstanding that were designed to act as an economic hedge. During 2022, the Company terminated an interest rate cap derivative contract related to LIBOR that was not designated as an accounting hedge with a total notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2023 and December 31, 2022, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $10.7 billion and $9.6 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At September 30, 2023 these interest rate derivatives had maturity dates ranging from October 2023 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2023 and December 31, 2022, the Company had interest rate lock commitments with an aggregate notional amount of approximately $181.5 million and $121.6 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $476.5 million and $321.0 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2023 and December 31, 2022, the Company had commodity derivative transactions with an aggregate notional amount of approximately $9.1 million and $3.6 million, respectively, (all forward contracts with customers and third parties) related to this program. At September 30, 2023, these commodity derivatives had maturity dates ranging from October 2023 to January 2024.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of September 30, 2023 and December 31,

2022, the Company held foreign currency derivatives with an aggregate notional amount of approximately $170.8 million and $226.2 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2023, December 31, 2022 or September 30, 2022.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. The Company held four interest rate derivatives with an aggregate notional value of $215.0 million at September 30, 2023 and three interest rate derivatives with an aggregate notional value of and $190.0 million at December 31, 2022, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest rate swaps and caps	Trading gains (losses), net	$778	$(54)	$1,590	$4,131
Mortgage banking derivatives	Mortgage banking revenue	1,428	(11,236)	9,859	(26,155)
Commodity contracts	Trading gains (losses), net	23	—	243	—
Foreign exchange contracts	Trading gains (losses), net	—	—	—	—
Covered call options	Fees from covered call options	4,215	1,366	17,184	6,177
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	(2,481)	(2,318)	(2,261)	(2,318)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2023, there were $5.5 million of interest rate derivatives in a net liability position that were subject to such agreements. The fair value of such derivatives includes accrued interest related to these agreements. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	September 30, 2023	December 31, 2022	September 30, 2022	September 30, 2023	December 31, 2022	September 30, 2022
Gross Amounts Recognized	$312,253	$286,438	$299,298	$453,271	$329,307	$353,426
Less: Amounts offset in the Statements of Condition	—	—	—	—	—	—
Net amount presented in the Statements of Condition	$312,253	$286,438	$299,298	$453,271	$329,307	$353,426
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(157,673)	(64,100)	(74,101)	(157,673)	(64,100)	(74,101)
Collateral Posted	(140,857)	(194,666)	(204,260)	(3,785)	—	—
Net Credit Exposure	$13,723	$27,672	$20,937	$291,813	$265,207	$279,325

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

At September 30, 2023, the Company classified $113.2 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the third quarter of 2023, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2023 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At September 30, 2023, the Company classified $25.2 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at September 30, 2023 was 6.98%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.22% with credit loss discount ranging from 0%-10% at September 30, 2023.

Loans held-for-investment—The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At September 30, 2023, the Company classified $58.0 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at September 30, 2023 was 7.04%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 6.94% at September 30, 2023. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.9 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.98% with credit loss discounts ranging from 0%-29% at September 30, 2023.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At September 30, 2023, the Company classified $210.5 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at September 30, 2023 was 10.51% with discount rates applied ranging from 4%-21%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-90% or a weighted average prepayment speed of 6.94%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $77 and $407, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (9) “Mortgage Servicing Rights (“MSRs”)” for further discussion of MSRs.

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

At September 30, 2023, the Company classified $2.5 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at September 30, 2023 was 83.02% with pull-through rates applied ranging from 13% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$4,931	$4,931	$—	$—
U.S. government agencies	72,430	—	72,430	—
Municipal	168,523	—	55,304	113,219
Corporate notes	76,606	—	76,606	—
Mortgage-backed	3,289,345	—	3,289,345	—
Trading account securities	1,663	—	1,663	—
Equity securities with readily determinable fair value	134,310	126,244	8,066	—
Mortgage loans held-for-sale	304,808	—	279,621	25,187
Loans held-for-investment	171,178	—	113,217	57,961
MSRs	210,524	—	—	210,524
Nonqualified deferred compensation assets	14,449	—	14,449	—
Derivative assets	323,705	—	321,189	2,516
Total	$4,772,472	$131,175	$4,231,890	$409,407
Derivative liabilities	$458,706	$—	$458,706	$—

	December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$14,948	$14,948	$—	$—
U.S. government agencies	74,222	—	74,222	—
Municipal	168,655	—	51,118	117,537
Corporate notes	85,705	—	85,705	—
Mortgage-backed	2,899,487	—	2,899,487	—
Trading account securities	1,127	—	1,127	—
Equity securities with readily determinable fair value	110,365	102,299	8,066	—
Mortgage loans held-for-sale	299,935	—	251,280	48,655
Loans held-for-investment	179,932	—	95,767	84,165
MSRs	230,225	—	—	230,225
Nonqualified deferred compensation assets	13,899	—	13,899	—
Derivative assets	296,848	—	295,137	1,711
Total	$4,375,348	$117,247	$3,775,808	$482,293
Derivative liabilities	$338,078	$—	$338,078	$—

	September 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	44,013	—	44,013	—
Municipal	174,001	—	51,569	122,432
Corporate notes	87,033	—	87,033	—
Mortgage-backed	2,618,606	—	2,618,606	—
Trading account securities	179	—	179	—
Equity securities with readily determinable fair value	114,012	105,946	8,066	—
Mortgage loans held-for-sale	376,160	—	327,740	48,420
Loans held-for-investment	156,893	—	58,326	98,567
MSRs	229,671	—	—	229,671
Nonqualified deferred compensation assets	13,387	—	13,387	—
Derivative assets	313,480	—	313,339	141
Total	$4,127,435	$105,946	$3,522,258	$499,231
Derivative liabilities	$357,170	$—	$357,170	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2023, December 31, 2022 and September 30, 2022 for mortgage loans held-for-sale measured at fair value under ASC 825 was $308.5 million, $308.9 million and $394.0 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $304.8 million, $299.9 million and $376.2 million, for the same respective periods, as shown in the above tables. At September 30, 2023, $619,000 of mortgage loans held-for-sale were classified as nonaccrual as compared to $5.8 million as of December 31, 2022 and $5.9 million as of September 30, 2022. Additionally, there were $23.7 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of September 30, 2023 compared to $44.0 million as of December 31, 2022 and $34.7 million as of September 30, 2022. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at September 30, 2023, December 31, 2022, and September 30, 2022 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of September 30, 2023, December 31, 2022 and September 30, 2022 for loans held-for-investment measured at fair value under ASC 825 was $171.9 million, $184.0 million and $157.0 million, respectively, while the aggregate fair value of loans held-for-investment was $171.2 million, $179.9 million and $156.9 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at July 1, 2023	$114,155	$29,406	$61,123	$200,692	$3,487
Total net (losses) gains included in:
Net income (1)	—	626	(260)	9,832	(971)
Other comprehensive income or loss	(1,614)	—	—	—	—
Purchases	678	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—		—
Settlements	—	(18,454)	(16,852)	—	—
Net transfers into Level 3	—	13,609	13,950	—	—
Balance at September 30, 2023	$113,219	$25,187	$57,961	$210,524	$2,516

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at July 1, 2022	$113,485	$88,963	$84,798	$212,664	$6,649
Total net (losses) gains included in:
Net income (1)	—	(787)	(1,574)	17,007	(6,508)
Other comprehensive income or loss	(2,618)	—	—	—	—
Purchases	11,590	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(25)	(27,512)	(12,986)	—	—
Net transfers (out of)/into Level 3	—	(12,244)	28,329	—	—
Balance at September 30, 2022	$122,432	$48,420	$98,567	$229,671	$141
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2023	$117,537	$48,655	$84,165	$230,225	$1,711
Total net (losses) gains included in:
Net income (1)	—	1,494	(515)	10,469	805
Other comprehensive income or loss	(6,437)	—	—	—	—
Purchases	12,074	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	(30,170)	—
Settlements	(9,955)	(61,046)	(53,767)	—	—
Net transfers into Level 3	—	36,084	28,078	—	—
Balance at September 30, 2023	$113,219	$25,187	$57,961	$210,524	$2,516

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2022	$105,687	$—	$15,891	$147,571	$10,560
Total net (losses) gains included in:
Net income (1)	—	(3,687)	(4,121)	82,100	(10,419)
Other comprehensive income or loss	(8,752)	—	—	—	—
Purchases	28,333	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,836)	(27,512)	(21,884)	—	—
Net transfers into Level 3	—	79,619	108,681	—	—
Balance at September 30, 2022	$122,432	$48,420	$98,567	$229,671	$141

(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2023:

	September 30, 2023				Three Months Ended September 30, 2023 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2023 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$77,937	$—	$—	$77,937	$4,375	$18,511
Other real estate owned (1)	14,060	—	—	14,060	—	104
Total	$91,997	$—	$—	$91,997	$4,375	$18,615
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (7) “Allowance for Credit Losses”. At September 30, 2023, the Company had $77.9 million of individually assessed loans classified as Level 3. All of the $77.9 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above. None were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At September 30, 2023, the Company had $14.1 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2023 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$113,219	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	25,187	Discounted cash flows	Discount rate	6.98%	6.98%	Decrease
			Credit discount	0% - 10%	0.22%	Decrease
Loans held-for-investment	57,961	Discounted cash flows	Discount rate	6.98% - 7.50%	7.04%	Decrease
			Credit discount	0% - 29%	0.98%	Decrease
			Constant prepayment rate (CPR) - current loans	6.94%	6.94%	Decrease
			Average life - delinquent loans (in years)	1.3 years - 10.1 years	5.9 years	Decrease
MSRs	210,524	Discounted cash flows	Discount rate	4% - 21%	10.51%	Decrease
			Constant prepayment rate (CPR)	0% - 90%	6.94%	Decrease
			Cost of servicing	$70 - $200	$77	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$407	Decrease
Derivatives	2,516	Discounted cash flows	Pull-through rate	13% - 100%	83.02%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	77,937	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	14,060	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2023		At December 31, 2022		At September 30, 2022
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$418,148	$418,148	$490,966	$490,966	$489,647	$489,647
Interest-bearing deposits with banks	2,448,570	2,448,570	1,988,719	1,988,719	3,968,605	3,968,605
Available-for-sale securities	3,611,835	3,611,835	3,243,017	3,243,017	2,923,653	2,923,653
Held-to-maturity securities	3,909,150	3,057,959	3,640,567	2,949,821	3,389,842	2,679,326
Trading account securities	1,663	1,663	1,127	1,127	179	179
Equity securities with readily determinable fair value	134,310	134,310	110,365	110,365	114,012	114,012
FHLB and FRB stock, at cost	204,040	204,040	224,759	224,759	178,156	178,156
Brokerage customer receivables	14,042	14,042	16,387	16,387	20,327	20,327
Mortgage loans held-for-sale, at fair value	304,808	304,808	299,935	299,935	376,160	376,160
Loans held-for-investment, at fair value	171,178	171,178	179,932	179,932	156,893	156,893
Loans held-for-investment, at amortized cost	41,274,854	40,300,208	39,016,553	38,018,678	38,010,720	37,224,753
Nonqualified deferred compensation assets	14,449	14,449	13,899	13,899	13,387	13,387
Derivative assets	323,705	323,705	296,848	296,848	313,480	313,480
Accrued interest receivable and other	465,117	465,117	379,719	379,719	317,142	317,142
Total financial assets	$53,295,869	$51,470,032	$49,902,793	$48,214,172	$50,272,203	$48,775,720
Financial Liabilities
Non-maturity deposits	$38,204,017	$38,204,017	$38,167,409	$38,167,409	$38,720,873	$38,720,873
Deposits with stated maturities	6,788,669	6,744,989	4,735,135	4,085,058	4,076,318	4,087,196
FHLB advances	2,326,071	2,189,101	2,316,071	2,219,983	2,316,071	2,230,921
Other borrowings	643,999	641,514	596,614	569,342	447,215	447,971
Subordinated notes	437,731	400,520	437,392	409,395	437,260	417,363
Junior subordinated debentures	253,566	253,568	253,566	253,405	253,566	285,238
Derivative liabilities	458,706	458,706	338,078	338,078	357,170	357,170
Accrued interest payable	54,383	54,383	22,176	22,176	18,479	18,479
Total financial liabilities	$49,167,142	$48,946,798	$46,866,441	$46,064,846	$46,626,952	$46,565,211

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

(16) Stock-Based Compensation Plans

As of September 30, 2023, approximately 1.2 million shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2022 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $8.1 million in the third quarter of 2023 and $9.0 million in the third quarter of 2022, and $24.5 million and $23.9 million in the nine months ended September 30, 2023 and 2022, respectively.

A summary of the Plans’ stock option activity for the nine months ended September 30, 2023 and September 30, 2022 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2023	68,093	$41.14
Granted	—	—
Exercised	(54,218)	40.87
Forfeited or canceled	—	—
Outstanding at September 30, 2023	13,875	$42.18	4.2	$462
Exercisable at September 30, 2023	13,875	$42.18	4.2	$462

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2022	193,447	$41.62
Granted	—	—
Exercised	(88,355)	42.30
Forfeited or canceled	(1,430)	40.87
Outstanding at September 30, 2022	103,662	$41.04	1.0	$4,199
Exercisable at September 30, 2022	103,662	$41.04	1.0	$4,199
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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and September 30, 2022, was $2.5 million and $4.9 million, respectively. Cash received from option exercises under the Plans for the nine months ended September 30, 2023 and September 30, 2022 was $2.2 million and $3.7 million, respectively.

A summary of the Plans’ restricted share activity for the nine months ended September 30, 2023 and September 30, 2022 is presented below:

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	610,155	$73.21	476,813	$61.33
Granted	268,142	88.18	223,559	95.98
Vested and issued	(117,365)	65.51	(61,333)	63.85
Forfeited or canceled	(12,491)	83.47	(18,632)	75.26
Outstanding at September 30	748,441	$79.61	620,407	$73.15
Vested, but deferred, at September 30	98,747	$53.46	96,554	$52.94

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2023 and September 30, 2022 is presented below:

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	545,379	$70.30	557,255	$62.94
Granted	189,219	92.37	160,463	97.15
Added by performance factor at vesting	23,161	63.64	—	—
Vested and issued	(178,203)	63.64	—	—
Forfeited or canceled	(19,289)	82.14	(172,001)	71.51
Outstanding at September 30	560,267	$79.18	545,717	$70.30
Vested, but deferred, at September 30	36,465	$45.08	35,561	$44.21

(17) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2023	$(385,925)	$(45,259)	$(42,906)	$(474,090)
Other comprehensive loss during the period, net of tax, before reclassifications	(130,622)	(45,078)	(6,270)	(181,970)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(118)	13,478	—	13,360
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(23)	—	—	(23)
Net other comprehensive loss during the period, net of tax	$(130,763)	$(31,600)	$(6,270)	$(168,633)
Balance at September 30, 2023	$(516,688)	$(76,859)	$(49,176)	$(642,723)

Balance at January 1, 2023	$(386,057)	$7,381	$(48,960)	$(427,636)
Other comprehensive loss during the period, net of tax, before reclassifications	(130,028)	(110,931)	(216)	(241,175)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(528)	26,691	—	26,163
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(75)	—	—	(75)
Net other comprehensive loss during the period, net of tax	$(130,631)	$(84,240)	$(216)	$(215,087)
Balance at September 30, 2023	$(516,688)	$(76,859)	$(49,176)	$(642,723)

Balance at July 1, 2022	$(264,790)	$57,801	$(36,048)	$(243,037)
Other comprehensive loss during the period, net of tax, before reclassifications	(141,758)	(52,072)	(17,822)	(211,652)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(9)	(3,998)	—	(4,007)
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(32)	—	—	(32)
Net other comprehensive loss during the period, net of tax	$(141,799)	$(56,070)	$(17,822)	$(215,691)
Balance at September 30, 2022	$(406,589)	$1,731	$(53,870)	$(458,728)

Balance at January 1, 2022	$8,724	$27,111	$(31,743)	$4,092
Other comprehensive loss during the period, net of tax, before reclassifications	(415,026)	(26,050)	(22,127)	(463,203)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(192)	670	—	478
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(95)	—	—	(95)
Net other comprehensive loss during the period, net of tax	$(415,313)	$(25,380)	$(22,127)	$(462,820)
Balance at September 30, 2022	$(406,589)	$1,731	$(53,870)	$(458,728)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2023	2022	2023	2022
Accumulated unrealized gains on securities
Gains included in net income	$158	$12	$720	$262	Losses on investment securities, net
	158	12	720	262	Income before taxes
Tax effect	(40)	(3)	(192)	(70)	Income tax expense
Net of tax	$118	$9	$528	$192	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest income on loans	$22,768	$—	$50,501	$—	Interest on Loans
Amount reclassified to interest expense on deposits	$(4,657)	$(5,563)	$(14,902)	$(87)	Interest on deposits
Amount reclassified to interest expense on other borrowings	263	112	789	1,001	Interest on other borrowings
	(18,374)	5,451	(36,388)	(914)	Income before taxes
Tax effect	4,896	(1,453)	9,697	244	Income tax expense
Net of tax	$(13,478)	$3,998	$(26,691)	$(670)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income		$164,198	$142,961	$499,146	$364,865
Less: Preferred stock dividends		6,991	6,991	20,973	20,973
Net income applicable to common shares	(A)	$157,207	$135,970	$478,173	$343,892

Weighted average common shares outstanding	(B)	61,213	60,738	61,119	58,679
Effect of dilutive potential common shares
Common stock equivalents		964	837	888	814
Weighted average common shares and effect of dilutive potential common shares	(C)	62,177	61,575	62,007	59,493
Net income per common share:
Basic	(A/B)	$2.57	$2.24	$7.82	$5.86
Diluted	(A/C)	$2.53	$2.21	$7.71	$5.78

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

At the January 2023 meeting of the board of directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.40 per share ($1.60 on an annualized basis) was declared. It was paid on February 23, 2023 to shareholders of record as of February 9, 2023. At the April 2023 meeting of the Board of Directors, a quarterly cash dividend of $0.40 per share ($1.60 on an annualized basis) was declared. It was paid on May 25, 2023 to shareholders of record as of May 11, 2023. At the July 2023 meeting of the Board of Directors, a quarterly cash dividend of $0.40 per share ($1.60 on an annualized basis) was declared. It was paid on August 24, 2023 to shareholders of record as of August 10, 2023.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of September 30, 2023 compared with December 31, 2022 and September 30, 2022, and the results of operations for the three and nine month periods ended September 30, 2023 and September 30, 2022, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Introduction

Wintrust is a financial holding company that provides traditional community banking services and offers a full array of wealth management services, primarily to customers in the Chicago metropolitan area, southern Wisconsin and northwest Indiana, and operates other financing businesses on a national basis and in Canada through several non-bank business units.

Overview

Third Quarter Highlights

The Company recorded net income of $164.2 million for the third quarter of 2023 compared to $143.0 million in the third quarter of 2022. The results for the third quarter of 2023 demonstrate increased net interest income primarily due to substantial growth in earning assets and increasing net interest margin as well as the Company’s ability to navigate industry disruptions during the period due to the Company’s strong deposit franchise and balanced business model. Other key drivers included continued expansion of net interest income as a result of benefiting from the recent rise in interest rates contributing to historically high net income, and continued good credit quality metrics. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income (loss) totaled a loss of $4.4 million for the third quarter of 2023 compared to a total loss of $72.7 million for the third quarter of 2022.

The Company increased its loan portfolio from $38.2 billion at September 30, 2022 and $39.2 billion at December 31, 2022 to $41.4 billion at September 30, 2023. The increase in the current period compared to the prior periods was primarily a result of organic growth in several portfolios, including the commercial, commercial real estate, residential real estate loans held for investment portfolios, and property and casualty insurance premium finance receivable portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (6) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $462.4 million in the third quarter of 2023 compared to $401.4 million in the third quarter of 2022. This increase in net interest income recorded in the third quarter of 2023 compared to the third quarter of 2022 resulted primarily from growth in earning assets, specifically a $3.3 billion increase in average loans, and a significant increase in net interest margin. Net interest margin of 3.60% (3.62% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2023 compared favorably to 3.34% (3.35% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2022, primarily due to higher yields on earning assets, most notably loans held-for-investment, as market interest rates increased (see “Net Interest Income” for further detail).

Non-interest income totaled $112.5 million in the third quarter of 2023 compared to $101.5 million in the third quarter of 2022. The overall increase is due to an increase in fees from covered call options by $2.8 million in third quarter of 2023 compared to third quarter of 2022 and operating lease income of $13.9 million in the third quarter of 2023 compared to $12.6 million in the third quarter of 2022 (see “Non-Interest Income” for further detail).

Non-interest expense totaled $330.1 million in the third quarter of 2023, an increase of $33.6 million, or 11%, compared to the third quarter of 2022. This increase compared to the third quarter of 2022 was primarily attributable to increased salaries and employee benefits of $16.2 million, increased occupancy expenses of $3.6 million, increased data processing of $3.0 million, and increased FDIC insurance of $2.6 million related to the rate increase at the beginning of 2023 (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the third quarter of 2023, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. See “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and nine months ended September 30, 2023, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2023	September 30, 2022	Percentage (%) or Basis Point (bp) Change
Net income	$164,198	$142,961	15%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	244,781	206,461	19
Net income per common share—Diluted	2.53	2.21	14
Net revenue (2)	574,836	502,930	14
Net interest income	462,358	401,448	15
Net interest margin	3.60%	3.34%	26	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.62	3.35	27
Net overhead ratio (3)	1.59	1.53	6
Return on average assets	1.20	1.12	8
Return on average common equity	13.35	12.31	104
Return on average tangible common equity (non-GAAP) (1)	15.73	14.68	105

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2023	September 30, 2022	Percentage (%) or Basis Point (bp) Change
Net income	$499,146	$364,865	37%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	751,320	536,325	40
Net income per common share—Diluted	7.71	5.78	33
Net revenue (2)	1,701,167	1,405,760	21
Net interest income	1,367,890	1,038,546	32
Net interest margin	3.68%	2.96%	72	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.70	2.97	73
Net overhead ratio (3)	1.55	1.35	20
Return on average assets	1.26	0.98	28
Return on average common equity	13.91	10.96	295
Return on average tangible common equity (non-GAAP) (1)	16.43	13.21	322
At end of period
Total assets	$55,555,246	$52,382,939	6%
Total loans, excluding loans held-for-sale	41,446,032	38,167,613	9
Total loans, including loans held-for-sale	41,750,840	38,543,773	8
Total deposits	44,992,686	42,797,191	5
Total shareholders’ equity	5,015,613	4,637,980	8
Book value per common share (1)	$75.19	$69.56	8
Tangible common book value per share (1)	64.07	58.42	10
Market price per common share	75.50	81.55	(7)
Allowance for loan and unfunded lending-related commitment losses to total loans	0.96%	0.83%	13	bps
(1)See following section titled “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2023	2023	2022	2023	2022
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$762,400	$697,176	$466,478	$2,099,266	$1,166,698
Taxable-equivalent adjustment:
- Loans	1,923	1,882	1,030	5,677	2,025
- Liquidity management assets	572	551	502	1,674	1,439
- Other earning assets	1	1	1	6	4
(B) Interest Income (non-GAAP)	$764,896	$699,610	$468,011	$2,106,623	$1,170,166
(C) Interest Expense (GAAP)	300,042	249,639	65,030	731,376	128,152
(D) Net Interest Income (GAAP) (A minus C)	$462,358	$447,537	$401,448	$1,367,890	$1,038,546
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	$464,854	$449,971	$402,981	$1,375,247	$1,042,014
Net interest margin (GAAP)	3.60%	3.64%	3.34%	3.68%	2.96%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.62	3.66	3.35	3.70	2.97
(F) Non-interest income	$112,478	$113,030	$101,482	$333,277	$367,214
(G) (Losses) gains on investment securities, net	(2,357)	0	(3,103)	(959)	(13,682)
(H) Non-interest expense	330,055	320,623	296,469	949,847	869,435
Efficiency ratio (H/(D+F-G))	57.18%	57.20%	58.59%	55.80%	61.25%
Efficiency ratio (non-GAAP) (H/(E+F-G))	56.94	56.95	58.41	55.56	61.10

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$5,015,613	$5,041,912	$4,637,980
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(680,353)	(682,327)	(676,699)
(I) Total tangible common shareholders’ equity (non-GAAP)	$3,922,760	$3,947,085	$3,548,781
(J) Total assets (GAAP)	$55,555,246	$54,286,176	$52,382,939
Less: Acquisition-related intangible assets (GAAP)	(680,353)	(682,327)	(676,699)
(K) Total tangible assets (non-GAAP)	$54,874,893	$53,603,849	$51,706,240
Common equity to assets ratio (GAAP) (L/J)	8.3%	8.5%	8.1%
Tangible common equity ratio (non-GAAP) (I/K)	7.1	7.4	6.9

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$5,015,613	$5,041,912	$4,637,980
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$4,603,113	$4,629,412	$4,225,480
(M) Actual common shares outstanding	61,222	61,198	60,743
Book value per common share (L/M)	$75.19	$75.65	$69.56
Tangible book value per common share (non-GAAP) (I/M)	64.07	64.50	58.42

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$157,207	$147,759	$135,970	$478,173	$343,892
Add: Acquisition-related intangible asset amortization	1,408	1,499	1,492	4,142	4,680
Less: Tax effect of acquisition-related intangible asset amortization	(380)	(402)	(425)	(1,102)	(1,301)
After-tax acquisition-related intangible asset amortization	$1,028	$1,097	$1,067	$3,040	$3,379
(O) Tangible net income applicable to common shares (non-GAAP)	$158,235	$148,856	$137,037	$481,213	$347,271
Total average shareholders’equity	$5,083,883	$5,044,718	$4,795,387	$5,008,648	$4,608,399
Less: Average preferred stock	(412,500)	(412,500)	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders’ equity	$4,671,383	$4,632,218	$4,382,887	$4,596,148	$4,195,899
Less: Average acquisition-related intangible assets	(681,520)	(682,561)	(678,953)	(679,799)	(680,869)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,989,863	$3,949,657	$3,703,934	$3,916,349	$3,515,030
Return on average common equity, annualized (N/P)	13.35%	12.79%	12.31%	13.91%	10.96%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	15.73	15.12	14.68	16.43	13.21

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$224,858	$211,430	$200,041	$679,838	$505,382
Add: Provision for credit losses	19,923	28,514	6,420	71,482	30,943
Pre-tax income, excluding provision for credit losses (non-GAAP)	$244,781	$239,944	$206,461	$751,320	$536,325

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2022 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At September 30, 2023, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Board of Directors.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At September 30, 2023, the loan and held-to-maturity debt securities portfolios represent 82% of the total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

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

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at September 30, 2023:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 10%-15%
Commercial Real Estate:
Construction	Decreases estimate by 16%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 4%-5%	Increases estimate by 4%-5%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at September 30, 2023:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 50%-55%	Increases estimate by 95%-100%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 60%-65%

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

Net Income

Net income for the quarter ended September 30, 2023 totaled $164.2 million, an increase of $21.2 million, or 15%, compared to the quarter ended September 30, 2022. On a per share basis, net income for the third quarter of 2023 totaled $2.53 per diluted common share compared to $2.21 for the third quarter of 2022.

The increase in net income for the third quarter of 2023 as compared to the same period in the prior year is primarily attributable to increased net interest income and increased fees from covered call options, partially offset by higher salaries, occupancy and insurance expenses. See “Net Interest Income”, “Non-interest Income”, “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended September 30, 2023 compared to the Quarters Ended June 30, 2023 and September 30, 2022

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the third quarter of 2023 as compared to the second quarter of 2023 (sequential quarters) and third quarter of 2022 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022	Sep 30, 2023	Jun 30, 2023	Sep 30, 2022
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$2,053,568	$1,454,057	$3,039,907	$28,022	$16,882	$17,466	5.41%	4.66%	2.28%
Investment securities(2)	7,706,285	7,252,582	6,655,215	59,737	51,795	39,071	3.08	2.86	2.33
FHLB and FRB stock	201,252	223,813	142,304	3,896	3,544	2,109	7.68	6.35	5.88
Liquidity management assets(3)(8)	$9,961,105	$8,930,452	$9,837,426	$91,655	$72,221	$58,646	3.65%	3.24%	2.37%
Other earning assets(3)(4)(8)	17,879	17,401	21,805	291	272	275	6.47	6.27	5.01
Mortgage loans held-for-sale	319,099	307,683	455,342	4,767	4,178	5,371	5.93	5.45	4.68
Loans, net of unearned income(3)(5)(8)	40,707,042	40,106,393	37,431,126	668,183	622,939	403,719	6.51	6.23	4.28
Total earning assets(8)	$51,005,125	$49,361,929	$47,745,699	$764,896	$699,610	$468,011	5.95%	5.68%	3.89%
Allowance for loan and investment security losses	(319,491)	(302,627)	(260,270)
Cash and due from banks	459,819	481,510	458,263
Other assets	3,236,528	3,061,141	2,779,002
Total assets	$54,381,981	$52,601,953	$50,722,694

NOW and interest-bearing demand deposits	$5,815,155	$5,540,597	$5,789,368	$36,001	$29,178	$8,041	2.46%	2.11%	0.55%
Wealth management deposits	1,512,765	1,545,626	3,078,764	9,350	9,097	11,068	2.45	2.36	1.43
Money market accounts	14,155,446	13,735,924	12,037,412	124,742	106,630	18,916	3.50	3.11	0.62
Savings accounts	5,472,535	5,206,609	3,862,579	31,784	25,603	2,130	2.30	1.97	0.22
Time deposits	6,495,906	5,603,024	3,675,930	60,906	42,987	5,761	3.72	3.08	0.62
Interest-bearing deposits	$33,451,807	$31,631,780	$28,444,053	$262,783	$213,495	$45,916	3.12%	2.71%	0.64%
Federal Home Loan Bank advances	2,241,292	2,227,106	1,403,573	17,436	17,399	6,812	3.09	3.13	1.93
Other borrowings	657,454	625,757	478,909	9,384	8,485	4,008	5.66	5.44	3.32
Subordinated notes	437,658	437,545	437,191	5,491	5,523	5,485	4.98	5.06	5.02
Junior subordinated debentures	253,566	253,566	253,566	4,948	4,737	2,809	7.74	7.49	4.33
Total interest-bearing liabilities	$37,041,777	$35,175,754	$31,017,292	$300,042	$249,639	$65,030	3.21%	2.85%	0.83%
Non-interest-bearing deposits	10,612,009	10,908,022	13,731,219
Other liabilities	1,644,312	1,473,459	1,178,796
Equity	5,083,883	5,044,718	4,795,387
Total liabilities and shareholders’ equity	$54,381,981	$52,601,953	$50,722,694
Interest rate spread(6)(8)							2.74%	2.83%	3.06%
Less: Fully taxable-equivalent adjustment				(2,496)	(2,434)	(1,533)	(0.02)	(0.02)	(0.01)
Net free funds/contribution(7)	$13,963,348	$14,186,175	$16,728,407				0.88	0.83	0.29
Net interest income/margin (GAAP)(8)				$462,358	$447,537	$401,448	3.60%	3.64%	3.34%
Fully taxable-equivalent adjustment				2,496	2,434	1,533	0.02	0.02	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$464,854	$449,971	$402,981	3.62%	3.66%	3.35%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022 were $2.5 million, $2.4 million and $1.5 million, respectively.
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

For the third quarter of 2023, net interest income totaled $462.4 million, an increase of $14.8 million as compared to the second quarter of 2023, and an increase of $60.9 million as compared to the third quarter of 2022. Net interest margin was 3.60% (3.62% on a FTE basis, non-GAAP) during the third quarter of 2023 compared to 3.64% (3.66% on a FTE basis, non-GAAP) during the second quarter of 2023, and 3.34% (3.35% on a FTE basis, non-GAAP) during the third quarter of 2022.

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$1,584,120	$3,617,498	$58,443	$26,738	4.93%	0.99%
Investment securities (2)	7,637,612	6,542,077	172,025	108,947	3.01	2.23
FHLB and FRB stock	219,442	138,405	11,120	5,704	6.77	5.51
Liquidity management assets (3)(8)	$9,441,174	$10,297,980	$241,588	$141,389	3.42%	1.84%
Other earning assets (3)(4)(8)	17,906	23,673	876	666	6.54	3.76
Mortgage loans held-for-sale	299,426	559,258	12,473	17,198	5.57	4.11
Loans, net of unearned income (3)(5)(8)	39,974,840	36,050,185	1,851,686	1,010,913	6.19	3.75
Total earning assets (8)	$49,733,346	$46,931,096	$2,106,623	$1,170,166	5.66%	3.33%
Allowance for loan and investment security losses	(301,742)	(257,992)
Cash and due from banks	476,490	472,127
Other assets	3,120,105	2,718,562
Total assets	$53,028,199	$49,863,793

NOW and interest-bearing demand deposits	$5,544,488	$5,273,115	$83,949	$12,584	2.02%	0.32%
Wealth management deposits	1,739,427	2,808,709	30,705	15,671	2.36	0.75
Money market accounts	13,480,887	12,232,024	299,649	35,123	2.97	0.38
Savings accounts	5,172,174	3,883,092	73,203	2,813	1.89	0.10
Time deposits	5,718,850	3,741,014	133,574	13,564	3.12	0.48
Interest-bearing deposits	$31,655,826	$27,937,954	$621,080	$79,755	2.62%	0.38%
Federal Home Loan Bank advances	2,313,571	1,281,273	53,970	16,506	3.12	1.72
Other borrowings	628,915	487,595	25,723	8,981	5.47	2.46
Subordinated notes	437,543	437,081	16,502	16,484	5.04	5.03
Junior subordinated debentures	253,566	253,566	14,101	6,426	7.44	3.34
Total interest-bearing liabilities	$35,289,421	$30,397,469	$731,376	$128,152	2.77%	0.56%
Non-interest-bearing deposits	11,224,841	13,756,793
Other liabilities	1,505,289	1,101,132
Equity	5,008,648	4,608,399
Total liabilities and shareholders’ equity	$53,028,199	$49,863,793
Interest rate spread (6)(8)					2.89%	2.77%
Less: Fully taxable-equivalent adjustment			(7,357)	(3,468)	(0.02)	(0.01)
Net free funds/contribution (7)	$14,443,925	$16,533,627			0.81	0.20
Net interest income/margin (GAAP) (8)			$1,367,890	$1,038,546	3.68%	2.96%
Fully taxable-equivalent adjustment			7,357	3,468	0.02	0.01
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$1,375,247	$1,042,014	3.70%	2.97%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the nine months ended September 30, 2023 and September 30, 2022 were $7.4 million and $3.5 million, respectively.
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

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month ended September 30, 2023 to each of the three month periods ended June 30, 2023 and September 30, 2022 and nine month periods ended September 30, 2023 and 2022. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2023 Compared to Second Quarter of 2023	Third Quarter of 2023 Compared to Third Quarter of 2022	First Nine Months of 2023 Compared to First Nine Months of 2022
(In thousands)
Net interest income, FTE basis (non-GAAP)(1) for comparative period	$449,971	$402,981	$1,042,014
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	5,087	18,751	58,657
Change due to interest rate fluctuations (rate)	4,905	43,122	274,576
Change due to number of days in each period	4,891	—	—
Less: FTE adjustment	(2,496)	(2,496)	(7,357)
Net interest income (GAAP)(1) for the period ended September 30, 2023	$462,358	$462,358	$1,367,890
FTE adjustment	2,496	2,496	7,357
Net interest income, FTE basis (non-GAAP)(1)	$464,854	$464,854	$1,375,247
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2023	September 30, 2022
Brokerage	$4,359	$4,587	$(228)	(5)%
Trust and asset management	29,170	28,537	633	2
Total wealth management (1)	33,529	33,124	405	1
Mortgage banking	27,395	27,221	174	1
Service charges on deposit accounts	14,217	14,349	(132)	(1)
Losses on investment securities, net	(2,357)	(3,103)	746	(24)
Fees from covered call options	4,215	1,366	2,849	NM
Trading gains (losses), net	728	(7)	735	NM
Operating lease income, net	13,863	12,644	1,219	10
Other:
Interest rate swap fees	2,913	1,997	916	46
BOLI	729	248	481	NM
Administrative services	1,336	1,533	(197)	(13)
Foreign currency remeasurement losses	(446)	(93)	(353)	NM
Early pay-offs of capital leases	461	138	323	NM
Miscellaneous	15,895	12,065	3,830	32
Total Other	20,888	15,888	5,000	31
Total Non-interest Income	$112,478	$101,482	$10,996	11%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2023	September 30, 2022
Brokerage	$13,296	$13,491	$(195)	(1)%
Trust and asset management	84,036	82,396	1,640	2
Total wealth management (1)	97,332	95,887	1,445	2
Mortgage banking	75,640	137,766	(62,126)	(45)
Service charges on deposit accounts	40,728	45,520	(4,792)	(11)
Losses on investment securities, net	(959)	(13,682)	12,723	(93)
Fees from covered call options	17,184	6,177	11,007	NM
Trading gains, net	1,647	4,058	(2,411)	(59)
Operating lease income, net	39,136	43,126	(3,990)	(9)
Other:
Interest rate swap fees	8,230	9,866	(1,636)	(17)
BOLI	3,402	(588)	3,990	NM
Administrative services	4,270	4,977	(707)	(14)
Foreign currency remeasurement (losses) gains	(91)	15	(106)	NM
Early pay-offs of capital leases	1,027	563	464	82
Miscellaneous	45,731	33,529	12,202	36
Total Other	62,569	48,362	14,207	29
Total Non-interest Income	$333,277	$367,214	$(33,937)	(9)%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful.

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue increased slightly for the three months ended September 30, 2023 as compared to the same period in 2022 and decreased for the nine months ended September 30, 2023 as compared to the same period in 2022. On a year-to-date basis, the decrease was a result of a reduction in loans originated for sale and lower net revenue related to MSR activity and valuation adjustments. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated for sale totaled $572.6 million in the third quarter of 2023 as compared to $660.7 million in the third quarter of 2022. On a year-to-date basis, mortgage loans originated for sale totaled $1.5 billion for the nine months ended September 30, 2023 as compared to $2.4 billion for the nine months ended September 30, 2022. The decrease in originations for the comparative nine month period was primarily due to rising interest rates reducing refinance incentives for borrowers. The percentage of origination volume from refinancing activities was 16% and 17% for the three and nine months ended September 30, 2023, respectively, as compared to 18% and 31%, for the same periods in 2022, respectively.

The Company records MSRs at fair value on a recurring basis. For the three months ended September 30, 2023, the fair value of the MSRs portfolio increased as a favorable fair value adjustment of $4.7 million was recorded as well as retained servicing rights led to capitalization of $9.7 million, partially offset by a reduction in value of $4.8 million due to payoffs and paydowns of the existing portfolio. On a year-to-date basis, the fair value of MSRs portfolio decreased due to a reduction in value of $13.8 million due to payoffs and paydowns of the existing portfolio and a bulk sale of MSRs of $30.2 million, partially offset by retained servicing rights led to capitalization of $23.5 million and a favorable fair value adjustment of $485,000. See Note (9) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge was an unfavorable $2.5 million and $2.3 million for the three and nine months ended September 30, 2023, respectively.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at September 30, 2023 and 2022.

Operating lease income increased in the third quarter of 2023 as a result of additional lease rental income due to growth in leased assets as compared to the third quarter of 2022, and on a year-to-date basis the decreased income was a result of fewer gains on the sale of leased assets recorded in 2023 as compared to 2022.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees. This category of income increased $3.8 million and $12.2 million, respectively, for the three and nine months ended September 30, 2023 compared to 2022. The increased income for the three and nine months ended September 30, 2023 was primarily due to decreased contingent consideration accrued in the third quarter of 2023 related to previous acquisitions and higher fee income earned on card-related arrangements, letters of credit and other commitments. In addition, for the nine months ended September 30, 2022, a $2.5 million loss was recorded related to the sale of property no longer considered for future expansion.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2023	September 30, 2022
Salaries and employee benefits:
Salaries	$111,303	$97,419	$13,884	14%
Commissions and incentive compensation	48,817	50,403	(1,586)	(3)
Benefits	32,218	28,273	3,945	14
Total salaries and employee benefits	192,338	176,095	16,243	9
Software and equipment	25,951	24,126	1,825	8
Operating lease equipment	12,020	9,448	2,572	27
Occupancy, net	21,304	17,727	3,577	20
Data processing	10,773	7,767	3,006	39
Advertising and marketing	18,169	16,600	1,569	9
Professional fees	8,887	7,544	1,343	18
Amortization of other acquisition-related intangible assets	1,408	1,492	(84)	(6)
FDIC insurance	9,748	7,186	2,562	36
OREO expense, net	120	229	(109)	(48)
Other:
Lending expenses, net of deferred originations costs	4,777	4,533	244	5
Travel and entertainment	5,449	4,252	1,197	28
Miscellaneous	19,111	19,470	(359)	(2)
Total other	29,337	28,255	1,082	4
Total Non-interest Expense	$330,055	$296,469	$33,586	11%
NM - Not meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2023	September 30, 2022
Salaries and employee benefits:
Salaries	$327,328	$281,949	$45,379	16%
Commissions and incentive compensation	133,127	148,327	(15,200)	(10)
Benefits	93,587	85,500	8,087	9
Total salaries and employee benefits	554,042	515,776	38,266	7
Software and equipment	76,853	71,186	5,667	8
Operating lease equipment	31,669	27,930	3,739	13
Occupancy, net	58,966	53,202	5,764	11
Data processing	29,908	23,282	6,626	28
Advertising and marketing	47,909	45,139	2,770	6
Professional fees	25,990	23,821	2,169	9
Amortization of other acquisition-related intangible assets	4,142	4,680	(538)	(11)
FDIC insurance	27,425	21,864	5,561	25
OREO expense, net	31	(509)	540	NM
Other:
Lending expenses, net of deferred originations costs	15,766	15,624	142	1
Travel and entertainment	15,440	10,825	4,615	43
Miscellaneous	61,706	56,615	5,091	9
Total other	92,912	83,064	9,848	12
Total Non-interest Expense	$949,847	$869,435	$80,412	9%
Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022. The increase for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily related to increased staffing and related costs as the Company grows. This period also included other salary costs from severance charges and other contractually due compensation costs totaling approximately $1.6 million. On a year-to-date basis, the increase was primarily related to higher staffing and related costs as the Company grows, partially offset by decreased commissions and incentive compensation as a result of lower commission expense related to declining mortgage production in the 2023.

Software and equipment expense increased for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities.

Operating lease equipment cost increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to growth in the Company’s operating lease assets as well as impairment totaling $1.5 million of certain assets during the three months ended September 30, 2023.

Occupancy expenses increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. During the three months ended September 30, 2023, the Company recognized impairment totaling $2.9 million of two Company-owned buildings that are no longer being used. Additionally, on a year-to-date basis, the increase was partly attributable to lower rental income from the Company’s office space available for lease as well as higher maintenance, repairs and other costs at the Company’s owned properties.

Data processing expense increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. During the three months ended September 30, 2023, the Company incurred additional costs due to the termination of a duplicate service contract related to the acquisition of a wealth management business in 2023. Additionally, on a year-to-date basis, the increase was primarily attributable to additional costs from certain system conversion processes completed in 2023.

FDIC insurance expense increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 as a result of the FDIC’s increase of the basis rate beginning with the first quarterly assessment period in 2023 and asset growth.

Miscellaneous expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. For the nine months ended September 30, 2023 as compared to the same period in 2022, miscellaneous expense increased as a result of interest payments made on collateral received for outstanding interest rate derivative contracts.

Income Taxes

The Company recorded income tax expense of $60.7 million in the third quarter of 2023 compared to $57.1 million in the third quarter of 2022. The effective tax rates were 26.98% in the third quarter of 2023 compared to 28.53% in the third quarter of 2022. During the first nine months of 2023, the Company recorded income tax expense of $180.7 million compared to $140.5 million for the first nine months of 2022. The effective tax rates were 26.58% for the first nine months of 2023 and 27.80% for the first nine months of 2022.

The effective tax rates were partially impacted by an overall higher level of pretax net income in the three and nine month periods ended September 30, 2023 as well as the impact related to the Company recording an approximate $2.0 million GILTI tax liability in the third quarter of 2022. The effective tax rates were also partially impacted by the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded net excess tax benefits of $2.9 million in the first nine months of 2023, compared to net excess tax benefits of $2.4 million in the first nine months of 2022 related to share-based compensation, most of which was recorded in the first quarter of each year.

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

The community banking segment’s net interest income for the quarter ended September 30, 2023 totaled $360.6 million as compared to $319.9 million for the same period in 2022, an increase of $40.6 million, or 13%. On a year-to-date basis, net interest income for the segment increased by $266.4 million from $810.3 million for the nine months ended September 30, 2022 to $1.1 billion for the nine months ended September 30, 2023. The increase in the three and nine month period was primarily attributable to increased interest and fees on loans due to loan growth and increased interest rates, partially offset by increased interest expense on deposits. The community banking segment’s non-interest income totaled $70.5 million in the third quarter of 2023, an increase of $9.9 million, or 16%, when compared to the third quarter of 2022 total of $60.6 million. On a year-to-date basis, non-interest income totaled $207.4 million for the nine months ended September 30, 2023, a decrease of $37.8 million, or 15%, compared to $245.2 million for the nine months ended September 30, 2022. The decrease in the nine month period was primarily the result of reduced mortgage banking revenue due to lower originations for sale and lower net revenue related to MSR activity and valuation adjustments. The community banking segment recorded provision for credit losses of $16.7 million and $64.6 million, respectively, for the three and nine months ended September 30, 2023, compared to $3.6 million and $28.0 million, respectively, for the same periods in 2022. The increase in provision for credit losses for the three and nine month period was primarily due to deterioration in the macroeconomic forecasts and loan growth. The community banking segment’s net income for the quarter ended September 30, 2023 totaled $115.2 million, an increase of $10.5 million as compared to net income in the third quarter of 2022 of $104.7 million. On a year-to-date basis, the net income of the community banking segment for the nine months ended September 30, 2023 totaled $351.9 million as compared to $249.4 million for the nine months ended September 30, 2022.

The specialty finance segment’s net interest income totaled $85.4 million for the quarter ended September 30, 2023, compared to $64.1 million for the same period in 2022, an increase of $21.3 million, or 33%. On a year-to-date basis, net interest income for the segment increased $62.6 million, or 35% compared to the same period in 2022. The increase for the three and nine month period was primarily due to loan growth and increased interest rates on the premium finance receivables portfolios. The specialty finance segment’s non-interest income decreased to $20.8 million from $23.8 million for the three months ended September 30, 2023 and 2022, respectively, and stood at $78.3 million and $72.9 million for the nine months ended September 30, 2023 and 2022, respectively. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 55%, 24%, 3% and 18%, respectively, of the total revenues of our specialty finance business for the nine month period ended September 30, 2023. The net income of the specialty finance segment for the quarter ended September 30, 2023 totaled $40.5 million as compared to $27.2 million for the quarter ended September 30, 2022. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2023 totaled $123.7 million as compared to $87.3 million for the nine months ended September 30, 2022.

The wealth management segment reported net interest income of $8.0 million for the third quarter of 2023 compared to $9.6 million in the same quarter of 2022, an decrease of $1.6 million, or 17%. On a year-to-date basis, net interest income totaled $24.4 million for the first nine months of 2023, as compared to $27.5 million for the first nine months of 2022. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.7 billion and $2.8 billion in the first nine months of 2023 and 2022, respectively. This segment recorded non-interest income of $37.3 million for the third quarter of 2023 compared to $32.5 million for the third quarter of 2022. On a year-to-date basis, this segment recorded non-interest income of $101.0 million for the first nine months of 2023 as compared to $93.3 million for the first nine months of 2022. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $8.5 million for the third quarter of 2023 compared to $11.1 million for the third quarter of 2022. On a year-to-date basis, the wealth management segment’s net income totaled $23.6 million and $28.1 million for the nine month period ended September 30, 2023 and 2022, respectively.

Financial Condition

Total assets were $55.6 billion at September 30, 2023, representing an increase of $3.2 billion, or 6%, when compared to September 30, 2022 and an increase of approximately $1.3 billion, or 9% on an annualized basis, when compared to June 30, 2023. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $48.7 billion at September 30, 2023, $47.4 billion at June 30, 2023, and $46.3 billion at September 30, 2022. See Notes (5), (6), (10), (11) and (12) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2023		June 30, 2023		September 30, 2022
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$319,099	1%	$307,683	1%	$455,342	1%
Loans, net of unearned income
Commercial	$12,323,460	24%	$12,616,682	26%	$12,030,139	25%
Commercial real estate	10,757,683	21	10,438,593	21	9,464,108	20
Home equity	338,652	1	338,388	1	326,747	1
Residential real estate	2,556,984	5	2,453,384	5	2,095,959	4
Premium finance receivables	14,625,723	29	14,181,414	29	13,454,596	28
Other loans	104,540	0	77,932	0	59,577	0
Total average loans (1)	$40,707,042	80%	$40,106,393	82%	$37,431,126	78%
Liquidity management assets (2)	9,961,105	19	8,930,452	17	9,837,426	21
Other earning assets (3)	17,879	0	17,401	0	21,805	0
Total average earning assets	$51,005,125	100%	$49,361,929	100%	$47,745,699	100%
Total average assets	$54,381,981		$52,601,953		$50,722,694
Total average earning assets to total average assets		94%		94%		94%
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

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the third quarter of 2023 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. The aggregate balances of these loan categories comprised 57% of the average loan portfolio in the third quarter of 2023, second quarter of 2023 and third quarter of 2022.

The increase in the residential real estate average balance compared to both periods was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market. The residential real estate loan portfolio includes certain loans guaranteed by U.S. government agencies under the Government National Mortgage Association (“GNMA”) optional repurchase programs. Such programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. If such intent to cure and resell changes subsequent to early buyout, the Company reclassifies such loans as held-for-investment. Early buyout loans classified as held-for-investment totaled $169.0 million at September 30, 2023 compared to $148.7 million at September 30, 2022. Such loans consist of both the rebooked GNMA loans and the early buyout exercised loans classified as held-for-investment discussed above. Rebooked GNMA loans held-for-investment amounted to $97.9 million at September 30, 2023, compared to $57.2 million at September 30, 2022. The increase in balance from September 30, 2022 to September 30, 2023 was the result of higher delinquencies between periods and less frequent exercising of the early buyout option by the Company. As of September 30, 2023, early buyout exercised loans held-for-investment totaled $71.1 million compared to $91.5 million as of September 30, 2022. As of September 30, 2023, early buyout exercised mortgage loans held-for-sale totaled $114.3 million compared to $160.1 million as of September 30, 2022. The decline in early buyout exercised mortgage loans held-for-sale relative to the prior year is primarily due to the resale of mortgage loans to GNMA as well as the reclassification of certain loans to held-for-investment classification due to an inability to resell due to continued delinquency.

The increase in the premium finance receivables during the third quarter of 2023 compared to the third quarter of 2022 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $4.6 billion of premium finance receivables were originated in the third quarter of 2023 compared to $4.1 billion during the same period of 2022. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 46% and 54%, respectively, of the average total balance of premium finance receivables for the third quarter of 2023, and 42% and 58%, respectively, for the third quarter of 2022.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2023		September 30, 2022
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$299,426	1%	$559,258	1%
Loans:
Commercial	$12,446,914	25%	$11,780,692	25%
Commercial real estate	10,449,106	21	9,299,965	20
Home equity	336,765	1	326,410	1
Residential real estate	2,449,661	5	1,878,604	4
Premium finance receivables	14,209,217	28	12,704,880	27
Other loans	83,177	0	59,634	0
Total average loans(1)	$39,974,840	80%	$36,050,185	77%
Liquidity management assets (2)	9,441,174	19	10,297,980	22
Other earning assets (3)	17,906	0	23,673	0
Total average earning assets	$49,733,346	100%	$46,931,096	100%
Total average assets	$53,028,199		$49,863,793
Total average earning assets to total average assets		94%		94%
(1)Includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at September 30, 2023 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2023	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$532,313	$2,805,566	$1,740,199	$19,102	$5,097,180
Variable rate	7,626,902	1,391	—	—	7,628,293
Total commercial	$8,159,215	$2,806,957	$1,740,199	$19,102	$12,725,473
Commercial real estate
Fixed rate	637,462	2,891,879	546,918	48,296	4,124,555
Variable rate	6,813,010	7,872	743	—	6,821,625
Total commercial real estate	$7,450,472	$2,899,751	$547,661	$48,296	$10,946,180
Home equity
Fixed rate	10,785	2,398	—	29	13,212
Variable rate	330,046	—	—	—	330,046
Total home equity	$340,831	$2,398	$—	$29	$343,258
Residential real estate
Fixed rate	16,676	3,817	30,733	1,063,669	1,114,895
Variable rate	74,016	268,720	1,249,972	—	1,592,708
Total residential real estate	$90,692	$272,537	$1,280,705	$1,063,669	$2,707,603
Premium finance receivables - property & casualty
Fixed rate	6,612,136	110,611	—	—	6,722,747
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$6,612,136	$110,611	$—	$—	$6,722,747
Premium finance receivables - life insurance
Fixed rate	137,889	594,399	3,978	—	736,266
Variable rate	7,195,542	—	—	—	7,195,542
Total premium finance receivables - life insurance	$7,333,431	$594,399	$3,978	$—	$7,931,808

Consumer and other
Fixed rate	21,528	6,741	54	469	28,792
Variable rate	40,171	—	—	—	40,171
Total consumer and other	$61,699	$6,741	$54	$469	$68,963
Total per category
Fixed rate	7,968,789	6,415,411	2,321,882	1,131,565	17,837,647
Variable rate	22,079,687	277,983	1,250,715	—	23,608,385
Total loans, net of unearned income	$30,048,476	$6,693,394	$3,572,597	$1,131,565	$41,446,032
Variable Rate Loan Pricing by Index:
SOFR tenors					$12,798,760
One- year CMT					5,998,547
Prime					3,627,121
Ameribor tenors					329,220
Twelve- month LIBOR					38,888
Other U.S. Treasury tenors					38,760
BSBY tenors					36,145
Other					740,944
Total variable rate					$23,608,385
SOFR - Secured Overnight Financing Rate.
CMT - Constant Maturity Treasury Rate.
Ameribor - American Interbank Offered Rate.
LIBOR - London Interbank Offered Rate.
BSBY - Bloomberg Short Term Bank Yield Index.

With its transition from LIBOR, the Company increased the portion of its loan portfolio with interest rate indices that are an alternative to LIBOR during the period, including emerging indices such as SOFR, CMT, and Ameribor. As shown above, at September 30, 2023, variable rate loans priced at SOFR, CMT, and Ameribor totaled $12.8 billion, $6.0 billion and $329.2 million, respectively. Additionally, the last LIBOR tenors were scheduled to cease after June 30, 2023. As anticipated, these loans using 12-month LIBOR will remain statically priced until next repricing or maturity event. The percentage of the Company’s variable rate loans indexed to LIBOR decreased to nearly 0% at September 30, 2023 compared to 48% at September 30, 2022. The Company continues its transition of its loan portfolio from LIBOR for both loans existing at September 30, 2023 and future new originations.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of September 30, 2023 and 2022:

	As of September 30, 2023			As of September 30, 2022
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other	$12,725,473	53.8%	$151,488	$12,259,250	56.1%	$135,316
Commercial Real Estate:
Construction and development	$1,893,773	8.0%	$90,622	$1,525,511	7.0%	$51,389
Non-construction	9,052,407	38.2	125,096	8,052,673	36.9	99,329
Total commercial real estate	$10,946,180	46.2%	$215,718	$9,578,184	43.9%	$150,718
Total commercial and commercial real estate	$23,671,653	100.0%	$367,206	$21,837,434	100.0%	$286,034

Commercial real estate - collateral location by state:
Illinois	$6,805,308	62.2%		$6,510,120	68.0%
Wisconsin	889,452	8.1		849,894	8.9
Total primary markets	$7,694,760	70.3%		$7,360,014	76.9%
Indiana	361,776	3.3		326,217	3.4
Florida	292,423	2.7		236,578	2.5
Colorado	276,895	2.5		154,068	1.6
California	237,145	2.2		144,892	1.5
Texas	205,756	1.9		177,990	1.9
Michigan	184,197	1.7		131,457	1.4
Other	1,693,228	15.4		1,046,968	10.8
Total commercial real estate	$10,946,180	100.0%		$9,578,184	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. Primarily as a result of growth in the Company’s commercial loan portfolio our allowance for credit losses in our commercial loan portfolio increased to $151.5 million as of September 30, 2023 compared to $135.3 million as of September 30, 2022.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 70.3% of our commercial real estate loan portfolio is located in this region as of September 30, 2023. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of September 30, 2023, our allowance for credit losses related to this portfolio was $215.7 million compared to $150.7 million as of September 30, 2022. The increase in the allowance for credit losses is primarily a result of growth in our commercial real estate portfolio as well as a deteriorated forecast in the CREPI macroeconomic variable.

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

Loan Portfolio Aging

As of September 30, 2023, excluding early buy-out loans guaranteed by U.S. government agencies, $90.3 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $146.6 million, or 0.4% of all loans, were 30 to 59 days (or one payment) past due. As of June 30, 2023, excluding early buy-out loans guaranteed by U.S. government agencies, $57.9 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $187.7 million, or 0.5% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2023 that were current with regard to the contractual terms of the loan agreement represent 99.1% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at September 30, 2023 that were current with regards to the contractual terms of the loan agreements comprise 99.3% of total residential real estate loans outstanding. For more information regarding delinquent loans as of September 30, 2023, see Note (7) “Allowance for Credit Losses” in Item 1.

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022
Loans past due greater than 90 days and still accruing (2):
Commercial	$200	$573	$237
Commercial real estate	1,092	—	—
Home equity	—	110	—
Residential real estate	—	—	—
Premium finance receivables—property and casualty	16,253	12,785	16,624
Premium finance receivables—life insurance	10,679	1,667	1,831
Consumer and other	27	28	31
Total loans past due greater than 90 days and still accruing	28,251	15,163	18,723
Nonaccrual loans:
Commercial	43,569	40,460	44,293
Commercial real estate	17,043	18,483	10,477
Home equity	1,363	1,361	1,320
Residential real estate	16,103	13,652	9,787
Premium finance receivables—property and casualty	26,756	19,583	13,026
Premium finance receivables—life insurance	—	6	—
Consumer and other	16	4	7
Total nonaccrual loans	104,850	93,549	78,910
Total non-performing loans:
Commercial	43,769	41,033	44,530
Commercial real estate	18,135	18,483	10,477
Home equity	1,363	1,471	1,320
Residential real estate	16,103	13,652	9,787
Premium finance receivables—property and casualty	43,009	32,368	29,650
Premium finance receivables—life insurance	10,679	1,673	1,831
Consumer and other	43	32	38
Total non-performing loans	$133,101	$108,712	$97,633
Other real estate owned	12,928	10,275	5,376
Other real estate owned—from acquisitions	1,132	1,311	1,311
Other repossessed assets	—	—	—
Total non-performing assets	147,161	$120,298	$104,320
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.34%	0.33%	0.36%
Commercial real estate	0.17	0.17	0.11
Home equity	0.40	0.44	0.40
Residential real estate	0.59	0.52	0.44
Premium finance receivables—property and casualty	0.64	0.48	0.52
Premium finance receivables—life insurance	0.13	0.02	0.02
Consumer and other	0.06	0.10	0.08
Total non-performing loans	0.32%	0.26%	0.26%
Total non-performing assets, as a percentage of total assets	0.26%	0.22%	0.20%
Total nonaccrual loans as a percentage of total loans	0.25%	0.23%	0.21%
Allowance for credit losses as a percentage of nonaccrual loans	380.69%	414.09%	399.22%
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

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2023	2022	2023	2022
Balance at beginning of period	$108,712	$72,351	$100,697	$74,438
Additions from becoming non-performing in the respective period	18,666	35,234	64,367	62,216
Return to performing status	(1,702)	(154)	(2,542)	(1,883)
Payments received	(6,488)	(20,417)	(24,063)	(44,585)
Transfer to OREO and other repossessed assets	(2,671)	(185)	(5,629)	(6,173)
Charge-offs	(3,011)	(341)	(6,866)	(4,664)
Net change for niche loans (1)	19,595	11,145	7,137	18,284
Balance at end of period	$133,101	$97,633	$133,101	$97,633
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

Management determined that the allowance for credit losses was appropriate at September 30, 2023, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Allowance for credit losses at beginning of period	$387,380	$312,109	$357,448	$299,653
Cumulative effect adjustment from the adoption of ASU 2022-02	—	—	741	—
Provision for credit losses	19,948	6,193	71,589	30,711
Other adjustments	(60)	(105)	(15)	(139)
Charge-offs:
Commercial	2,427	780	10,599	11,122
Commercial real estate	1,713	24	9,842	841
Home equity	227	43	227	432
Residential real estate	78	5	78	471
Premium finance receivables - property & casualty	5,830	6,037	14,978	10,611
Premium finance receivables - life insurance	18	—	173	7
Consumer and other	184	635	447	1,081
Total charge-offs	10,477	7,524	36,344	24,565
Recoveries:
Commercial	1,162	2,523	2,059	4,057
Commercial real estate	243	55	368	640
Home equity	33	38	105	254
Residential real estate	1	60	11	71
Premium finance receivables - property & casualty	906	1,648	3,110	4,243
Premium finance receivables - life insurance	—	—	9	—
Consumer and other	14	31	69	103
Total recoveries	2,359	4,355	5,731	9,368
Net charge-offs	(8,118)	(3,169)	(30,613)	(15,197)
Allowance for credit losses at period end	$399,150	$315,028	$399,150	$315,028
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.04%	(0.06)%	0.09%	0.08%
Commercial real estate	0.05	0.00	0.12	0.00
Home equity	0.23	0.01	0.05	0.07
Residential real estate	0.01	(0.01)	0.00	0.03
Premium finance receivables - property & casualty	0.29	0.30	0.26	0.16
Premium finance receivables - life insurance	0.00	0.00	0.00	0.00
Consumer and other	0.65	4.02	0.60	2.19
Total loans, net of unearned income	0.08%	0.03%	0.10%	0.06%
Loans at period-end	$41,446,032	$38,167,613
Allowance for loan losses as a percentage of loans at period end	0.76%	0.64%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.96	0.83

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance at beginning of period	$11,586	$6,839	$9,900	$4,271
Disposal/resolved	(467)	(133)	(1,635)	(3,802)
Transfers in at fair value, less costs to sell	2,941	134	5,899	6,653
Fair value adjustments	—	(153)	(104)	(435)
Balance at end of period	$14,060	$6,687	$14,060	$6,687

	Period End
(In thousands)	September 30, 2023	June 30, 2023	September 30, 2022
Residential real estate	$441	$318	$1,585
Commercial real estate	13,619	11,268	5,102
Total	$14,060	$11,586	$6,687

Deposits

Total deposits at September 30, 2023 were $45.0 billion, an increase of $2.2 billion, or 5%, compared to total deposits at September 30, 2022. See Note (10) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2023:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2023 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit
1-3 months	$987,384	3.36%
4-6 months	1,674,674	3.47
7-9 months	1,984,259	4.51
10-12 months	1,382,970	4.54
13-18 months	566,457	3.28
19-24 months	117,916	2.54
24+ months	75,009	1.62
Total	$6,788,669	3.92%

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2023		June 30, 2023		September 30, 2022
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$10,612,009	25%	$10,908,022	26%	$13,731,219	32%
NOW and interest-bearing demand deposits	5,815,155	13	5,540,597	13	5,789,368	14
Wealth management deposits	1,512,765	3	1,545,626	4	3,078,764	7
Money market	14,155,446	32	13,735,924	32	12,037,412	29
Savings	5,472,535	12	5,206,609	12	3,862,579	9
Time certificates of deposit	6,495,906	15	5,603,024	13	3,675,930	9
Total average deposits	$44,063,816	100%	$42,539,802	100%	$42,175,272	100%

Total average deposits for the third quarter of 2023 were $44.1 billion, an increase of $1.9 billion, or 4%, from the third quarter of 2022. Total deposits increased in the third quarter as the Company increased marketing efforts to retain and attract deposits to support continued loan growth. Additionally, the diversity of our deposit base showed its resilience in a volatile market. The Company has experienced a change in the mix of deposits as non-interest bearing deposits have migrated to interest-bearing products.

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

	September 30,		December 31,
(Dollars in thousands)	2023	2022	2022	2021	2020
Total deposits	$44,992,686	$42,797,191	$42,902,544	$42,095,585	$37,092,651
Brokered deposits	3,693,997	2,532,769	3,174,093	1,591,083	1,843,227
Brokered deposits as a percentage of total deposits	8.2%	5.9%	7.4%	3.8%	5.0%

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

Uninsured deposits are estimated based on the methodologies and assumptions used for the Company’s regulatory reporting requirements. In accordance with the instructions described in the FDIC’s July 24, 2023 Financial Institution Letter to clarify Estimated Uninsured Deposits Reporting Expectations, the Company had approximately $15.3 billion of uninsured deposits as of September 30, 2023 of which $2.7 billion were fully collateralized deposits. The net position of $12.6 billion of uninsured and uncollateralized deposits represents approximately 28% of total deposits as of September 30, 2023. The Company had total liquidity sources, including cash and collateralized funding sources of $15.5 billion or approximately 124% of uninsured and uncollateralized deposits as of September 30, 2023.

On March 12, 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”). The Company has registered for the BTFP but has not participated and does not intend to participate. However, this is an additional option as an available short-term liquidity source.

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(In thousands)	2023	2023	2022
FHLB advances	$2,241,292	$2,227,106	$1,403,573
Other borrowings:
Notes payable	185,386	192,591	69,562
Short-term borrowings	15,706	20,691	14,497
Secured borrowings	396,464	352,064	332,905
Other	59,898	60,411	61,945
Total other borrowings	$657,454	$625,757	$478,909
Subordinated notes	437,658	437,545	437,191
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$3,589,970	$3,543,974	$2,573,239
Notes payable balances represent the balances on a credit agreement with certain unaffiliated banks. As of September 30, 2023, the outstanding principal balance under the term loan facility was $178.4 million and there was no outstanding principal balance under the revolving credit facility.
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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	September 30, 2023	June 30, 2023	September 30, 2022
Tier 1 leverage ratio	9.2%	9.3%	8.8%
Risk-based capital ratios:
Tier 1 capital ratio	10.2	10.1	9.9
Common equity tier 1 capital ratio	9.3	9.3	9.0
Total capital ratio	12.0	12.0	11.8
Other ratio:
Total average equity-to-total average assets(1)	9.3	9.6	9.5
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Tier 1 leverage ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 capital ratio	6.0	8.5	6.0
Common equity tier 1 capital ratio	4.5	7.0	N/A
Total capital ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of September 30, 2023 would exceed such revised well-capitalized standard.

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

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April, and July of 2023, the Company declared a quarterly cash dividend of $0.40 per common share. In January, April, July and October of 2022, the Company declared a quarterly cash dividend of $0.34 per common share.

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

In addition to the liquidity management noted above, in the third quarter of 2023, the Company completed a loan sale transaction within our property and casualty insurance premium finance receivables portfolio which demonstrated that our premium finance portfolio is a strong source of additional liquidity if needed and demonstrated the flexibility to continue to manage our balance sheet effectively. Net proceeds to the Company totaled approximately $405.6 million and a gain on the sale was recorded for approximately $890,000. In 2022, the Company sold a total of 3,450,000 shares of its common stock through a public offering. Net proceeds to the Company totaled approximately $285.7 million, net of estimated issuance costs. We maintain our liquid assets to ensure that we would have the balance sheet strength to serve our clients. As a result, the Company believes that it has sufficient funds and access to funds to effectively meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management’s Discussion and Analysis of

Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position.

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
•ability of the Company to attract and retain senior management experienced in the banking and financial services industries, and ability of the Company to effectively manage the transition of the chief executive officer role;
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
•the ability of the Company to successfully transition from LIBOR to an alternative benchmark rate for current and future transactions;
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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2023, June 30, 2023 and September 30, 2022 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
September 30, 2023	3.3%	1.9%	(2.0)%	(5.2)%
June 30, 2023	5.7	2.9	(2.9)	(7.9)%
September 30, 2022	12.9	7.1	(8.7)	(18.9)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
September 30, 2023	1.7%	1.2%	(0.5)%	(2.4)%
June 30, 2023	2.9	1.8	(0.9)	(3.4)%
September 30, 2022	6.5	3.6	(3.9)	(8.6)%

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2023 and September 30, 2022. See Note (14) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the nine months ended September 30, 2023 and September 30, 2022.

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

Wintrust Financial ERISA Matter

On July 29, 2022, former Wintrust employee filed a class action in the District Court for the Northern District of Illinois asserting claims under the federal Employee Retirement Income Security Act (“ERISA”) against Wintrust Financial Corporation. Plaintiff alleges Wintrust breached its fiduciary duty in the selection of BlackRock Target Date funds for inclusion in its 401(k) plan, that Wintrust failed to monitor the performance of those funds, and in the alternative, Wintrust should be liable for breach of trust. Plaintiff’s sole basis for the allegations is that BlackRock Target Date funds allegedly performed more poorly than two comparable funds over a three-year period. Wintrust is one of several public companies that were sued on identical grounds within the same week by the same plaintiff’s law firm. On November 8, 2022, Wintrust filed a motion to dismiss the entire complaint. On July 14, 2023, the District Court granted Wintrust’s motion to dismiss and gave Plaintiff until August 2, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint which Wintrust moved to dismiss on September 14, 2023. We believe plaintiff’s allegations continue to be legally and factually meritless and otherwise lack sufficient information to estimate the amount of any potential liability.

Wintrust Mortgage California PAGA Matter

On May 24, 2022, a former Wintrust Mortgage employee filed a California Private Attorney General Act (“PAGA”) suit, not individually, but as representative of all Wintrust Mortgage’s California hourly employees, against Wintrust Mortgage in the Superior Court of San Diego County, California. Plaintiff alleges Wintrust Mortgage failed to provide: (i) accurate sick leave accrual and pay; (ii) overtime wages; (iii) accurately itemized wage statements; (iv) meal breaks and meal premiums; (v) timely payment of earned wages; (vi) payment of all earned wages; and (vii) payment of all vested vacation hours. Wintrust Mortgage disputes the validity of Plaintiff’s claims and believes, to the extent there were defects in complying with California law governing the payment of compensation to Plaintiff, such errors would have been de minimis. Plaintiff also has an arbitration agreement with a collective and class action waiver and on January 19, 2023, Wintrust Mortgage moved to compel arbitration. The court has stayed litigation pending mediation, which the parties anticipate will occur in late spring, 2024. We believe plaintiff’s allegations to be legally and factually meritless and otherwise lack sufficient information to estimate the amount of any potential liability.

Wintrust Mortgage Fair Lending Matter

On May 25, 2022, a Wintrust Mortgage customer filed a putative class action and asserted individual claims against Wintrust Mortgage and Wintrust Financial Corporation in the District Court for the Northern District of Illinois. Plaintiff alleges that Wintrust Mortgage discriminated against black/African American borrowers and brings class claims under the Equal Credit Opportunity Act, Sections 1981 and 1982 under Chapter 42 of the United States Code; and the Fair Housing Act of 1968. Plaintiff also asserts individual claims under theories of promissory estoppel, fraudulent inducement, and breach of contract. On September 23, 2022, Wintrust filed a motion to dismiss the entire suit and the court granted that motion to dismiss on September 27, 2023 and gave Plaintiff until October 20, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint. Wintrust has until November 21, 2023 to file its response to the amended complaint. Wintrust vigorously disputes these allegations, believing them to be legally and factually meritless, and Wintrust otherwise lacks sufficient information to estimate the amount of any potential liability.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the nine months ended September 30, 2023.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the nine months ended September 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	November 8, 2023	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	November 8, 2023	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)