Form 10-K
period 2023-12-31
WINTRUST FINANCIAL CORP
filed 2024-02-28
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $72.62, as reported by the NASDAQ Global Select Market, was $4,404,517,696.

As of February 26, 2024, the registrant had 61,472,818 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 23, 2024 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $56.3 billion as of December 31, 2023. We provide community-oriented, personal and commercial banking services to customers generally located in the Chicago metropolitan area, southern Wisconsin and northwest Indiana (“our market area”) through our fifteen wholly-owned-banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank & Trust Company, N.A. (“Barrington Bank”). In addition, we provide specialty finance services, including financing for the payment of property and casualty insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through FIRST Insurance Funding, a division of our wholly-owned subsidiary Lake Forest Bank & Trust Company, N.A. (“Lake Forest Bank”), and Wintrust Life Finance, a division of Lake Forest Bank, and in Canada through our premium finance company, First Insurance Funding of Canada (“FIFC Canada”), an indirect subsidiary of Lake Forest Bank, lease financing and other direct leasing opportunities through our wholly-owned subsidiary, Wintrust Asset Finance, Inc. (“Wintrust Asset Finance”), and short-term accounts receivable financing and outsourced administrative services through our wholly-owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). Further, we provide a full range of wealth management services primarily to customers in our market area through four separate subsidiaries, The Chicago Trust Company, N.A. (“CTC”), Wintrust Investments, LLC (“Wintrust Investments”), Great Lakes Advisors, LLC (“Great Lakes Advisors”) and Chicago Deferred Exchange Company, LLC (“CDEC”).

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

Community Banking

Through our community banking segment, our banks provide community-oriented, personal and commercial banking services to customers located in our market area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. The banks have a strategy to provide comprehensive community-focused banking services. In keeping with this strategy, the banks provide highly personalized and responsive services, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and treasury management products. Using our multiple bank charter corporate structure to our advantage, we offer our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer’s deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. We also have downtown Chicago and Milwaukee offices that work with each of our banks to capture commercial and industrial business. Our commercial and industrial lenders in our downtown offices operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and a full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. Our banks also offer home equity, consumer, and real estate loans, safe deposit facilities, ATMs, online and mobile banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

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

As of December 31, 2023, we owned fifteen nationally chartered banks: Lake Forest Bank, Barrington Bank, Wintrust Bank, N.A. (“Wintrust Bank”), Libertyville Bank & Trust Company, N.A. (“Libertyville Bank”), Northbrook Bank & Trust Company, N.A. (“Northbrook Bank”), Village Bank & Trust, N.A. (“Village Bank”), Wheaton Bank & Trust Company, N.A. (“Wheaton Bank”), State Bank of the Lakes, N.A., Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”), Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”), Hinsdale Bank & Trust Company, N.A. (“Hinsdale Bank”), St. Charles Bank & Trust Company, N.A. (“St. Charles Bank”) and Town Bank, N.A. (“Town Bank”). As of December 31, 2023, we had 174 banking locations. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (“OCC”).

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

For the years ended December 31, 2023, 2022 and 2021, the community banking segment had net revenues of $1.7 billion, $1.5 billion and $1.3 billion, respectively, and net income of $414 million, $349 million and $319 million, respectively. The community banking segment had total assets of $44.4 billion, $41.4 billion and $40.3 billion as of December 31, 2023, 2022 and 2021, respectively. The community banking segment accounted for approximately 74% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2023.

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

Premium finance loans made by FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers; however, one of the insurers represents approximately 11% of such balances and two additional insurers represent approximately 6% each of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event carrier ratings fall below certain levels, most of Wintrust Life Finance’s life insurance premium finance policies provide for an event of default and allow Wintrust Life Finance to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIRST Insurance Funding or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Through our wholly-owned subsidiary Wintrust Asset Finance, we provide equipment financing through structured loan and lease products to customers in a variety of industries throughout the United States. Wintrust Asset Finance provides financing of fixed assets consisting of property, plant and equipment, transportation (trucks, trailers, rail, marine, buses), construction, manufacturing equipment, technology, oil and gas, restaurant equipment, medical and healthcare. As of December 31, 2023, the Company’s leasing portfolio, including direct financing leases, loans and equipment on operating leases, totaled $3.4 billion compared to $3.0 billion as of December 31, 2022. During 2023, Wintrust Asset Finance contributed approximately $77.5 million to our revenue, which does not reflect intersegment eliminations.

Through our wholly-owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2023, Tricom processed payrolls with associated client billings of approximately $703.6 million and contributed approximately $11.1 million to our revenue, net of interest expense, which does not reflect intersegment eliminations.

In 2023, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 44%, 35%, 18% and 3%, respectively, of the total revenues of our specialty finance business. For the years ended December 31, 2023, 2022 and 2021 the specialty finance segment had net revenues of $435 million, $344 million and $294 million, respectively, and net income of $176 million, $121 million and $109 million, respectively. The specialty finance segment had total assets of $10.7 billion, $9.8 billion and $8.4 billion as of December 31, 2023, 2022 and 2021, respectively. The specialty finance segment accounted for 19% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2023.

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

Great Lakes Advisors, our registered investment adviser with locations in downtown Chicago, Tampa, Florida, and Stamford, Connecticut, as well as in various banking offices of our fifteen banks, provides money management services and advisory services to individuals, institutions, and municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial advisory services for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC. Great Lakes Advisors is regulated by the SEC as a registered investment adviser.

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

As of December 31, 2023, the Company’s wealth management subsidiaries had approximately $47.1 billion of assets under administration, which included $8.7 billion of assets owned by the Company and its subsidiary banks. For the years ended December 31, 2023, 2022 and 2021, the wealth management segment had net revenues of $169 million, $163 million and $161 million, respectively, and net income of $33 million, $39 million and $38 million, respectively. The wealth management segment had total assets of $1.2 billion, $1.8 billion and $1.5 billion as of December 31, 2023, 2022 and 2021, respectively. The wealth management segment accounted for 7% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2023.

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
•Continued efforts to grow our deposit franchise in a diversified manner to be the Company’s primary funding source;

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

As a $56.3 billion asset financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. We continue to add lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital-raising capabilities.

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

We continue to review our branch footprint and in 2023, the Company opened one new branch location in its Florida market area and closed one branch location in the Chicago metropolitan area. There was no material attrition or customer disruption in connection with these footprint changes. It is important to note that while we see increased use of electronic services and are investing heavily in digital capabilities to allow clients to choose how they want to be served, Wintrust will continue to selectively open branches in areas where we are not represented.

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

Wealth Management

Our wealth management companies (CTC, Wintrust Investments, Great Lakes Advisors and CDEC) compete with larger wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. We believe we can successfully compete for trust, tax services, asset management and brokerage business by offering personalized attention and customer service to small to midsize businesses and affluent individuals. We continue to recruit and hire experienced wealth management professionals from within the larger Chicago metropolitan area as well as Wisconsin and southwest Florida, which is expected to help in attracting new customer relationships.

Supervision and Regulation

Regulatory Environment

Our business is heavily regulated and supervised by both federal and state agencies. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as the regional banking uncertainty in early 2023, technological updates, and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. We expect that our business will remain subject to extensive regulation and supervision.

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

Pursuant to rules adopted by the U.S. federal banking agencies, the Company has elected to delay, for regulatory capital purposes, the day-one impact of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326) (“CECL”) on retained earnings over a period of five years. Under the five-year transition, the Company deferred for two years 100% of the day-one effect of adopting CECL and 25% of the cumulative increase or decrease in the allowance for credit losses since the adoption of CECL. The Company continues to transition over the next two years in compliance with the rule. For further discussion of the CECL accounting standard, including the Company’s implementation of such guidance, see “Summary of Critical Accounting Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Capital Ratio Requirements

Under the U.S. Basel III Rule, we and our subsidiary banks are required to maintain the following minimum capital ratios:

•Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions) ratio (“Tier 1 Leverage Ratio”) of 4.0%;
•Tier 1 capital to RWAs ratio (“Tier 1 Capital Ratio”) of 6.0%;
•Common Equity Tier 1 capital to RWAs ratio (“Common Equity Tier 1 Capital Ratio”) of 4.5%; and
•Total capital to RWAs ratio (“Total Capital Ratio”) of 8.0%.

To be well-capitalized, our subsidiary banks must maintain the following capital ratios:

•Tier 1 Leverage Ratio of 5.0% or greater.
•Tier 1 Capital Ratio of 8.0% or greater;
•Common Equity Tier 1 Capital Ratio of 6.5% or greater; and
•Total Capital Ratio of 10.0% or greater.
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Capital Ratio of 6.0% or greater and a Total Capital Ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2023 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including us, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

The table below summarizes the capital requirements that we and our subsidiary banks must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the Capital Conservation Buffer):

Minimum Regulatory Capital Ratio Plus Capital Conservation Buffer
Tier 1 capital ratio	8.50%
Common Equity Tier 1 Capital Ratio	7.00
Total Capital Ratio	10.50

As of December 31, 2023, our Company’s and our subsidiary banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer. Based on current estimates, we believe that we and our subsidiary banks will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer. Please refer to the table below for a summary of our regulatory capital ratios as of December 31, 2023, calculated using the regulatory capital methodology applicable to us during 2023.

	Company Regulatory Capital Ratios
	Minimum Regulatory Capital Ratio for the Company	Minimum Ratio + Capital Conservation Buffer(1)	Well-Capitalized Minimum for the Company(2)	The Company
Tier 1 leverage ratio	4.00%	N/A	N/A	9.3%
Risk-based capital ratios:
Tier 1 capital ratio	6.00	8.50	6.00	10.3
Common equity tier 1 capital ratio	4.50	7.00	N/A	9.4
Total capital ratio	8.00	10.50	10.00	12.1
(1)Reflects the Capital Conservation Buffer of 2.50%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2023 would exceed such revised well-capitalized standard.

In addition to the above, as a result of participation in mortgage programs with certain government-sponsored entities as well as other investors, the Company has specific net worth requirements for continued participation. As of December 31, 2023, the Company remained in compliance with such requirements.

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

As of December 31, 2023, each of the Company’s banks was categorized as “well-capitalized” and, in addition, met additional requirements under the Capital Conservation Buffer.

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

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35%. On June 21, 2022, the FDIC Board of Directors adopted an Amended Restoration Plan. The FDIC later adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC also concurrently maintained the Designated Reserve Ratio (“DRR”) for the DIF at 2% for 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceed 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The special assessment for Wintrust was estimated at approximately $34.4 million. This amount was recorded in the fourth quarter for 2023 and will be paid in eight quarterly installments beginning in June of 2024.

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

Anti-Money Laundering Programs

The Bank Secrecy Act (the “BSA”) and USA PATRIOT Act of 2001 (the “USA PATRIOT Act”) contain anti-money laundering (“AML”) and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for, money laundering and terrorist financing activities. The BSA, as amended by the USA PATRIOT Act, requires financial institutions, including banks, to undertake activities including maintaining an AML program, verifying the identity of customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Each of our subsidiary banks is subject to the BSA and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo periodic, independent audits to assess the effectiveness of its AML program. We have implemented policies, procedures and internal controls that are designed to comply with these AML requirements. In May 2016, the Financial Crimes Enforcement Network (“FinCEN”), which is a bureau of the Treasury Department that drafts regulations implementing the BSA, USA PATRIOT Act and other AML legislation, issued a final rule governing enhanced customer due diligence (the “CDD rule”). The CDD rule imposed several new obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the CDD rule. The CDD rule contains an exemption for certain accounts used solely to finance insurance premiums. Bank regulators are focusing their examinations on AML compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and bank holding company acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.

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

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” is responsible for administering economic sanctions that affect transactions with designated foreign countries and territories, nationals and others, as defined by various Executive Orders and Acts of Congress.  OFAC-administered sanctions take many different forms.  For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country or territory, including prohibitions against direct or indirect imports from and exports to a sanctioned country or territory and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country or territory; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country or territory have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  OFAC also publishes lists of persons and organizations that are subject to asset blocking sanctions, known as the Specially Designated Nationals and Blocked Persons List. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Also pursuant to the Dodd-Frank Act, in October 2022, the SEC adopted final rules that direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and require companies to disclose their clawback policies and certain actions under those policies. The NYSE and NASDAQ filed proposed listing standards on February 22, 2023, and these listing standards were required to be effective no later November 28, 2023, which the Company met. A listed company must adopt a clawback policy no later than sixty days following the date on which the applicable listing standard becomes effective and must begin to comply with the final rules disclosure requirements in proxy and information statements and annual reports filed on or after the effective date of the applicable listing standard.

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

Workforce Overview

As of December 31, 2023, Wintrust employed 5,521 full-time equivalent employees in the U.S. and Canada. 97% of Wintrust’s employees are classified as full-time, working greater than 30 hours per week. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Talent Recruiting and Retention

At Wintrust we recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. In 2023, Wintrust filled over 1,500 positions, including external hires, internal transfers/promotions, and temporary hires. In 2023, 53% of our new hires self-identified as female and 41% of our new hires self-identified as a racial or ethnic minority. Wintrust promotes an employee referral program, which we believe favorably influences colleague retention and engagement. Turnover for the entire Wintrust enterprise for the year was approximately 14% and of that voluntary departures accounted for approximately 63% of the total turnover.

Wintrust offers a robust total rewards package that is designed to attract, motivate and retain a talented and diverse group of employees. In addition to competitive, performance-based compensation plans, we provide employees with comprehensive benefits packages. Wintrust consistently monitors and adapts its total rewards program design to reflect both market changes and employee feedback.

Diversity & Inclusion

Wintrust strives to promote an equitable, diverse and inclusive culture where each employee can be successful, and one that is reflective of the communities we serve. Women currently represent 56% of Wintrust’s workforce. In addition, the racially and ethnically diverse representation in Wintrust’s workforce is 33%. To further advance diversity and inclusion across Wintrust, we have taken the following steps:

•Continued the “shared responsibility in action” theme with Paired To Win: Mentoring, a program launched in 2023 designed to enable access to mentoring for all employees across the enterprise. Over 1,500 Wintrust employees participated in the inaugural mentoring program and 31% of participants were minorities.

•Continued our Paired To Win: Advocacy program, which paired select high-potential protégés with senior executive advocates. The second cohort launched in 2023, which includes over 72% women and 17% minority mid-level leaders. The program objective is to accelerate development of leadership opportunities for protégés within one to three years after launching the partnership. As an outcome of the program, 46% of the proteges from the inaugural cohort have been promoted.

•Continued to offer and support Business Resource Groups (“BRG”) to help foster a sense of belonging and recognizing the value of creating an inclusive and diverse workplace for our employees. Our BRGs consist of Leadership Coalition, Multicultural Professionals Network, Career Navigation, Prism, and Women of Wintrust. Approximately 17% of Wintrust employees have registered as members of one or more BRG.

•Continued the 360° Inclusivity Model, a multicultural marketing framework for addressing the unique needs of an increasingly diverse marketplace by taking inclusive approaches to eradicating financial disparities in the communities we serve, through enhanced products and services.

•Required each of our business units to update their Diversity & Inclusion Business Unit Action Plan, documenting key goals and effective efforts towards advancing diversity, equity and inclusion internally and externally in a relevant and intentional way. The Business Unit Action Plan is updated annually and reviewed by senior leaders and the Board of Directors.

Learning & Development

We are committed to providing all team members with development opportunities through individual and career development planning. Our employees have access to approximately 460 Banking topics, 160 Professional Skills topics and 640 customized training courses and resources through Wintrust University – our learning portal. In 2023, we maintained an online training catalog containing over 22,000 course offerings for our employees’ personal and professional development and, in 2023, invested more than 217,000 total hours in training by team members.

We routinely identify and recognize talented employees by performing comprehensive reviews of leadership capability, readiness, aspiration and succession planning. To support the development of our internal talent pipeline, we have invested in a number of programs to support the development of future leaders and additional training for senior leaders with strategic accountability. To support the development of future leaders, over 100 newly minted leaders attended “The Fundamentals of Wintrust Leadership” program annually in 2023. We also developed the “Leadership Journey”, an eight-phase leadership development program that supports our leaders at every phase of their advancement.

Annually, Wintrust team members at all levels certify their completion of regulatory training based upon their roles and responsibilities. They also are encouraged to complete a minimum of two professional development activities each year.

Recognizing that remote work had been successful, productive and beneficial for many colleagues, we continue to support workplace flexibility where roles, business requirements and customer needs are met. Wintrust’s work model consists of:

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

Community Reinvestment Act

Under the CRA, insured depository institutions, including our subsidiary banks, have a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for insured depository institutions, nor does it limit an insured depository institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, insured depository institutions are rated on their performance in meeting the needs of their communities. The CRA requires each federal banking agency to take an insured depository institution’s CRA record into account when evaluating certain applications by the insured depository institution or its holding company, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank and savings association acquisitions. An unsatisfactory record of performance may be the basis for denying or conditioning approval of an application by an insured depository institution or its holding company. The CRA also requires that all institutions publicly disclose their CRA ratings. Each of our subsidiary banks received a “satisfactory” or better rating from the OCC on its most recent CRA performance evaluation.

On October 24, 2023, the Federal Reserve, FDIC, and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities, and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. The rule is expected to take effect on April 1, 2024, with most of the provisions becoming applicable on January 1, 2026. Reporting of the collected data will not be required until 2027.

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
•the Fair Credit Reporting Act and Regulation V governing the use and provision of information to consumer reporting agencies; and
•the Fair Debt Collection Practices Act and Regulation F governing the manner in which consumer debts may be collected by collection agencies;

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

Deposit operations are subject to, among others:

Issued by the CFPB:
•the Truth in Savings Act and Regulation DD which require disclosure of deposit terms to consumers; and
•the Electronic Fund Transfer Act and Regulation E which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

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

In March 2023, the CFPB issued the “Small Business Lending Rule” to implement Section 1071 of the Dodd-Frank Act for the stated purpose of increasing transparency in small business lending, promoting economic development and combating unlawful discrimination. Under this rule, covered lenders, including the Company’s bank subsidiaries, are required to collect and report information about the small business credit applications they receive, including geographic and demographic data, lending decisions and the price of credit. As finalized, the Small Business Lending Rule requires compliance by covered lenders as early as October 2024. However, on October 26, 2023, a federal district court issued a nationwide injunction prohibiting the CFPB from implementing or enforcing the Small Business Lending Rule pending the U.S. Supreme Court’s decision in an appeal of a Fifth Circuit decision finding that the CFPB’s funding structure is unconstitutional. If the Supreme Court reverses the Fifth Circuit’s finding, the CFPB will be required to extend all compliance deadlines for the Small Business Lending Rule to compensate for the period in which its implementation and enforcement of the rule was stayed by the district court. It is anticipated that the Company will require a material effort to update its systems and train its lenders to comply with the Small Business Lending Rule.

In October 2023, the CFPB proposed a rule to implement Section 1033 of the Dodd-Frank Act, sometimes referred to as the Dodd-Frank Act’s “open banking” provision, which would require certain entities, including the Company and our bank subsidiaries, to comply with an established framework to govern consumer access to electronic financial data. The Company continues to monitor this proposal and evaluate the potential impacts, if adopted as proposed or otherwise, on the Company and our bank subsidiaries.

Changes to consumer protection regulations, including those promulgated by the CFPB, could affect our business but the likelihood, timing and scope of any such changes and the impact any such change may have on us cannot be determined with any certainty. See Item 1A. Risk Factors.

Debit Interchange

We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including our bank subsidiaries, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment, impose requirements regarding routing and exclusivity of electronic debit transactions. On October 3, 2022, the Federal Reserve finalized a rule that amended Regulation II to, among other things, specify that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. The final rule became effective July 1, 2023. As an issuer with over $10 billion in assets, we are subject to Regulation II and have incorporated all new requirements as of July 1, 2023.

In October 2023, the Federal Reserve released a notice of proposed rulemaking that would lower the maximum interchange fee that a large debit card issuer can receive on a debit card transaction. Under the proposal, initially the base component would decrease from 21.0 cents to 14.4 cents, the ad valorem component would decrease from 5.0 basis points to 4.0 basis points multiplied by the value of the transaction, and the fraud-prevention adjustment would increase from 1.0 cents to 1.3 cents for the debit card transactions performed from the effective date of the final rule to June 30, 2025. In addition, the proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered from large debit card issuers. We will continue to monitor the status of the proposed rule and are in the process of evaluating this proposed rulemaking and assessing the scale of its adverse impact on the Company and our bank subsidiaries, if adopted as proposed.

Climate Impact

The Company’s approach in considering its climate impact is currently focused on mitigating the environmental impact of operations, specifically at its various banking locations; assessing other climate-related risks within the Company’s various businesses; and providing support to projects and investments that contribute to climate solutions. In 2023, some of the highlights of this approach included the following:

•The Company continued to monitor the climate impact of its various banking locations, including its corporate campus that consists of three office buildings located in Rosemont, Illinois. In 2023, the corporate campus green house gas carbon emissions (CO2e) totaled 4,473 tons in 2023 compared to 4,194 tons in 2022.

•The Company continued to pursue certain renewable energy solutions as well as efficient building standards and technologies.

•Great Lakes Advisors executes investing through its Climate Opportunities Net Zero Portfolio, a portfolio started in 2013. The portfolio includes investments in solutions for green buildings, renewable energy, sustainable agriculture, sustainable water, energy efficiency and pollution prevention. At December 31, 2023, this program managed $102 million in climate-focused portfolios.

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

Risks Related to Economic Conditions and Operating Environment
•Includes risks related to deterioration in economic conditions and economic declines in the Chicago metropolitan and southern Wisconsin market areas, since our business is concentrated in these regions, and climate change and related environmental sustainability matters.

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

Risks Related to Lending Operations
•Includes risks related to our allowance for credit losses and sufficiency to absorb losses that may occur in our loan portfolio, litigation from the banks’ customers or other parties regarding the banks’ processing of loans for the SBA Paycheck Protection Program (“PPP”) and that the SBA may invalidate some or all PPP loan guaranties, the repayment of commercial loans which are largely dependent upon the financial success and economic viability of the borrower, our loan portfolio being secured by real estate, in particular commercial real estate, events impacting collateral consisting of real property, any inaccurate assumptions in our analytical and forecasting models and environmental liability risk associated with lending activities.

Risks Related to Our Niche Businesses
•Includes risks related to our premium finance business, which may involve a higher risk of delinquency or collection than our other lending operations, widespread financial difficulties or credit downgrades among commercial and life insurance providers and exposure to certain risks associated with the securities industry.

Risks Related to Financial Strength and Liquidity
•Includes risks related to changes in prevailing interest rates, our liquidity position, an actual or perceived reduction in our financial strength, loss of deposits or a change in deposit mix, our credit rating, capital not being available when it is needed or the cost of that capital being very high, disruption in the financial markets, and being a bank holding company and therefore being limited in sources of funds, including to pay dividends.

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

As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Any economic deterioration from current levels or slowing of current economic activity could lead to an increase in loan charge-offs and negatively affect consumer confidence as well as the level of business activity. Net charge-offs totaled $45.5 million in 2023 from $20.3 million in 2022. Our balance of non-performing loans and other real estate owned (“OREO”) was $139.0 million and $13.3 million, respectively, at December 31, 2023 compared to $100.7 million and $9.9 million, respectively, at December 31, 2022. Deterioration in the economy and real estate markets, higher inflation, rising interest rates or increased unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have made to them, decrease the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Although the U.S. and global economies continue to recover from the COVID-19 pandemic, certain adverse consequences of the pandemic, including labor shortages, disruptions of global supply chains and inflationary pressures, could continue to impact the macroeconomic environment and could adversely affect our business.

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

Maintaining trust in the Company is critical to our ability to attract and maintain customers, investors and employees. If our reputation is damaged, our business could be significantly harmed. Harm to our reputation could arise from numerous sources, including, among others, employee misconduct, security and cybersecurity breaches, compliance failures, litigation or regulatory outcomes or governmental investigations. Our reputation could also be harmed by the failure or perceived failure of an affiliate or a vendor or other third party with which we do business, to comply with applicable laws or regulations. In addition, our reputation or prospects could be significantly damaged by adverse publicity or negative information regarding the Company, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk can be magnified by the speed and pervasiveness with which information is disseminated through those channels.

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

In addition, increased focus on environmental, social and governance (“ESG”) issues, including without limitation the impact of climate change or our diversity initiatives, could damage our reputation or prospects if customers, prospective customers, investors or third parties assigning ESG ratings to the Company are of the opinion that the Company’s practices, including without limitation our lending practices, are not sufficiently robust from an ESG perspective, or otherwise disagree with the Company’s practices. Simultaneous, disparate and divergent sentiments on ESG-related matters from multiple stakeholder groups increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Failing to comply with expectations and standards from investors, customers, regulators, policymakers and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholders’ expectations, could also lead to a loss of business, adverse publicity, an adverse impact on our reputation, customer complaints or other adverse consequences.

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

Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships could also negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face.

Wintrust may be impacted by actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets and increased expenses, including FDIC insurance premiums, and could affect our ability to attract and retain depositors and to borrow or raise capital. The failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact Wintrust’s business, financial condition and results of operations.

Wintrust’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including the Federal Home Loan Bank (“FHLB”), commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk as well as market and liquidity risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us. Any such losses could have material adverse effect on our business, financial condition and results of operations.

In addition, recent events impacting the banking industry, including the bank failures in early 2023, have resulted in significant disruption and volatility in the capital markets, reduced current valuation of securities portfolios and bank stocks and decreased confidence in banks among depositors and other counterparties as well as investors. These events occurred in the context of rapidly rising interest rates which, among other things, have resulted in unrealized losses in longer duration debt securities and loans held by banks, increased competition for deposits and potentially increased risk of a recession. A decrease in the supply of deposits or significant increase in competition for deposits could result in substantial increases in costs to retain and service deposits. Increased adoption of consumer banking technology can result in reduced deposit retention due to the relevant ease with which depositors may transfer deposits to a different depository institution in the event that confidence is lost in us or any of our bank subsidiaries.

Risks Related to Growth and Acquisitions

If we are unable to continue to identify favorable acquisitions or successfully integrate our acquisitions, our growth may be limited and our results of operations could suffer.

In the past, we have completed numerous acquisitions of banks, other financial services related companies and financial services related assets, including acquisitions of troubled financial institutions, as more fully described below. We expect to continue to make such acquisitions in the future. Wintrust seeks merger or acquisition partners that are culturally similar, have experienced management, possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Failure to successfully identify and complete acquisitions may result in Wintrust achieving slower growth.

The standards by which bank and financial institution acquisitions will be evaluated are currently in flux and some banking organizations are experiencing delays in the processing of applications. In July 2021, President Biden issued an executive order on competition that requires the banking agencies to review the standards for bank mergers and the Department of Justice has announced that it is reviewing its bank merger guidelines. It is expected that these reviews will tighten the standards for bank mergers and may change how the financial stability factor is evaluated. For instance, the OCC has proposed a policy statement on the OCC’s substantive approach to evaluating bank mergers under the Bank Merger Act (“BMA”), outlining the general principles the OCC would apply when reviewing bank merger applications and clarifies how the OCC would consider the statutory factors under the BMA. The policy statement would also identify certain indicators as generally consistent with OCC approval, which include, among others, appropriate capital and supervisory ratings, lack of enforcement or fair lending actions, lack of significant CRA or consumer compliance concerns or significant adverse effect on competition and that the resulting institution would have total assets less than $50 billion. The Company is assessing the proposal and its possible impact on the Company’s strategy. In addition, some members of Congress have called for a moratorium of any bank merger and acquisition of greater than $100 billion in assets. While the Company is still much smaller in asset size than $100 billion, we cannot exclude the possibility that we may be subject to higher antitrust standards, enhanced scrutiny under the financial stability risk factor, or have a potential acquisition challenged.

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

Our ability to profitably operate is dependent, in part, upon federal fiscal policies that cannot be predicted. We are particularly affected by the monetary policies of the Federal Reserve, which influence money supply in the United States. Any change in the United States’ monetary policy, or worsening federal budgetary pressures, could affect our access to capital. Additionally, any trend toward inflation, economic decline, destabilizing of financial markets, or other factors beyond our control may significantly affect consumer demand for our products and consumers’ ability to repay loans, reducing our results of operations. The Federal Reserve raised interest rates significantly and continued to shrink its assets during 2023 in response to persistently high inflation measures that were well above the Federal Reserve’s two percent target. While the Federal Reserve has indicated that it may seek to lower interest rates in the near term during 2024, the range of potential rate paths over the coming year is wide and likely will ultimately be driven by the path of inflation, labor market performance and economic growth. Sustained higher interest rates and continued Federal Reserve asset reductions may adversely affect market stability, market liquidity, and our financial performance and condition. We cannot predict the nature or timing of future changes in monetary policies, or the precise effects that future changes in monetary policies may have on our activities and financial results.

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

In addition, we expect that the Biden Administration will continue to seek to implement a regulatory reform agenda. This reform agenda could include a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on BSA and AML requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. At this time, we are unable to assess which, or to what extent, these policies will continue to be implemented and what their impact on the Company's business, financial condition or results of operations would be. Moreover, uncertainty as to the outcome of national elections in late 2024 increases the risk of uncertainty as to whether regulatory reform will continue.

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

Our FDIC insurance premiums may increase, or the FDIC could adopt additional special assessments, either of which could negatively impact our results of operations.

The Dodd-Frank Act and FDIC regulations use an assessment base for federal deposit insurance premiums based on average total consolidated assets less average tangible capital. There is a risk that the banks’ deposit insurance premiums will increase in the future if failures of insured depository institutions once again deplete the DIF. Additionally, to recoup losses to the DIF resulting from the bank failures of 2023, the FDIC also adopted a special assessment that will become effective in 2024 and will be collected over eight quarterly assessment periods. There is a risk that the FDIC could adopt additional special assessments in the future to recoup future DIF losses. Either of these events could negatively impact our financial condition and results of operations. For more information regarding the most recent increase to the banks’ deposit insurance premiums, see “Insurance of Deposit Accounts” under Supervision and Regulation in Item 1.

Non-compliance with the USA PATRIOT Act, BSA or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act and the BSA require financial institutions to develop risk-based compliance programs designed to prevent financial institutions from being used for money laundering, the funding of terrorist activities or other illicit finance activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. The BSA and its implementing regulations require covered financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with the BSA and its implementing regulations could result in fines or sanctions. An increasing number of banking institutions have received large fines for non-compliance with the BSA and its implementing regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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

Our accounting policies are fundamental to understanding our financial results and financial condition. Some of these policies require use of estimates and assumptions that affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses. From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and could materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

There continues to be discussion and dialogue in the U.S. government regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Additionally, the U.S. government has imposed certain economic sanctions and trade restrictions against certain other countries, and could impose additional sanctions and trade restrictions. Such tariffs, retaliatory tariffs, sanctions or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service debt. This in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.

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

Because our allowance for credit losses represents an estimate of lifetime losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolios, particularly if there are changes in expectations of general economic or market conditions, or events that adversely affect specific customers. In 2023, we charged off $45.5 million in loans (net of recoveries) and increased our allowance for credit losses from $357.9 million at December 31, 2022 to $427.6 million at December 31, 2023. Our allowance for loan and unfunded lending-related commitment losses represented 1.01% and 0.91% of total loans outstanding at December 31, 2023 and 2022, respectively.

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

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and its banks are subject to additional risks of litigation from the banks’ customers or other parties regarding the banks’ processing of loans for the PPP and risks that the SBA may invalidate some or all PPP loan guaranties.

From April 3, 2020 through the end of the program in the second quarter of 2021, we originated over 19,400 PPP loans with a carrying balance totaling approximately $4.8 billion. As of December 31, 2023, the carrying balance of such loans was reduced to approximately $11.5 million primarily resulting from forgiveness by the SBA. The PPP program expired on May 31, 2021. Although the remaining carrying balance of our PPP loans is relatively low, there remains a risk that the Company and its banks could be subject to risks of litigation from the banks’ customers or other parties regarding the PPP loans, as well as risks that the SBA may invalidate some or all PPP loan guaranties and seek recoupment.

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

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy weakens for a prolonged period or experiences deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $12.8 billion or 30% of our total loan portfolio, at December 31, 2023, compared to $12.5 billion, or 32% of our total loan portfolio, at December 31, 2022.

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

As of both December 31, 2023 and 2022, approximately 35% and 34%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate markets continue to experience a variety of difficulties, including the Chicago metropolitan area and southern Wisconsin, in which a majority of our real estate loans are concentrated. Continued uncertainty in economic conditions may impair a borrower’s business operations, slow the execution of new leases and lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase, and hotel occupancy rates may decline. High vacancy and lower occupancy rates could also result in rents falling. The combination of these factors could result in the deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. Specifically, the office property segment, which represents 3.45% of our total loan portfolio, is undergoing a structural shift given the rise of a remote work environment, resulting in heightened vacancies and potentially reduced leasing needs. It is anticipated that this heightened risk environment for the office segment may take several years to resolve. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, any formal or informal action by our regulatory supervisors may require us to take increased reserves on these loans and could affect our share price. As a result of the risks associated with commercial real estate, banking regulators give greater scrutiny to lenders with a high concentration of commercial real estate in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as maintain higher capital levels and loss allowances. Concentrations in commercial real estate are monitored by regulatory agencies and subject to especially heightened scrutiny both on a public and confidential basis. Regulators may require banks to maintain elevated levels of capital or liquidity due to commercial real estate concentrations, especially if there is a downturn in our local real estate markets.

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

We provide financing for the payment of property and casualty insurance premiums and life insurance premiums on a national basis through FIRST Insurance Funding and Wintrust Life Finance, respectively, and financing for the payment of property and casualty insurance premiums in Canada through our wholly-owned subsidiary, FIFC Canada. Property and casualty insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2023, we had $6.9 billion of property and casualty insurance premium finance loans outstanding, of which $6.0 billion related to the Company's U.S. operations at FIRST Insurance Funding and $920.4 million related to the Company's Canadian operations at FIFC Canada. Together, these loans represented 16% of our total loan portfolio as of such date.

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

FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of geographically dispersed insurance companies. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers; however, one of the insurers represents approximately 11% of such balances and two additional insurers represent approximately 6% each of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada can mitigate risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

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

We are exposed to interest rate risk in our core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $1.8 billion and $1.5 billion for the years ended December 31, 2023 and 2022, respectively.
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

In response to inflationary forces in 2023, the Federal Reserve raised its target for the federal funds rate several times, beginning from a range of 4.25-4.50% and ending at a range of 5.25-5.5% at year end. Though we expect the Federal Reserve to slow the rate of increases, we cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results. For more discussion of this issue, see the above risk factor “Changes in the United States’ monetary policy may restrict our ability to conduct our business in a profitable manner.”

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $21.9 million, $14.1 million and $3.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful or that we will be successful in implementing any new mitigation strategies necessary to address the current rising interest rate environment. In addition, transactions entered into as part of mitigation strategies employed to mitigate risks associated with a prolonged low interest rate environment could be less beneficial or result in losses if interest rates continue to rise.

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

Loss of deposits or a change in the deposit mix could increase our funding costs.

Deposits are a low cost and stable source of funding. Wintrust competes with banks and other financial institutions for deposits and as a result, Wintrust could lose deposits in the future, clients may shift their deposits into higher cost products or Wintrust may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if lost deposits are replaced with wholesale funding. Higher funding costs reduce Wintrust’s net interest margin, net interest income and net income. Any of a variety of single or combined factors could contribute to adverse movement in deposits or deposit costs, including but not limited to economic uncertainty, rapid movements in market interest rates or the Federal Reserve’s monetary policy, entrance of competitors, disruptive technology or decreased confidence in Wintrust or the banking industry.

If our credit rating is lowered, our financing costs could increase.

As of December 31, 2023, we have been rated by Fitch Ratings as "BBB+" and DBRS as "A (low)". A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations (see the above risk factor “Legal and Regulatory Risks - If we fail to meet our regulatory capital ratios, we may be forced to raise capital or sell assets”) and as we grow, internally and through acquisitions, the amount of capital required to support our operations grows as well. We may need to raise additional capital to support continued growth both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time which are outside our control and on our financial condition and performance. The interest rate environment, disruptions in financial markets, negative perception of our business or our financial strength or other factors may impact our ability to raise additional capital when needed, or on terms acceptable to us. For example, in the event of future uncertainty in the banking industry or other idiosyncratic events, there is no guarantee that the U.S. government would invoke the systemic risk exception, create additional liquidity programs or take any other action to stabilize the banking industry or provide liquidity. Any diminished ability to access short-term funding or capital markets to raise additional capital, if needed, could subject us to liability, and our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and negatively affected.

Disruption in the financial markets could result in lower fair values for our investment securities portfolio.

The Company's available-for-sale debt and trading securities as well as certain equity securities are carried at fair value.

Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2023, approximately 96% of the Company's available-for-sale debt securities and equity securities with a readily determinable fair value were categorized in level 1 or 2 of the fair value hierarchy (meaning that their fair values were determined by unadjusted quoted prices in active markets for identical assets, quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of available-for-sale debt securities and unrealized losses of equity securities with a readily determinable fair value recognized in earnings, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.

The remaining securities in our available-for-sale debt securities and equity securities with a readily determinable fair value portfolios were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2023, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

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

An act of war, terrorist activity, including acts of domestic terrorism or violence, a major epidemic or pandemic, natural disaster, or the threat of such an event or other public health threat, could adversely affect our customers and our business. Such events could significantly impact the demand for our products and services as well as the ability of our customers to repay loans, affect the stability of our deposit base, impair the value of the collateral securing loans, adversely impact our employee base, cause significant property damage, result in loss of revenue, and cause us to incur additional expenses. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the war in Ukraine, the conflict between Israel and Hamas, terrorism or other geopolitical events. The occurrence or threat of any such extraordinary event could result in a material negative effect on our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Like every major financial services institution, Wintrust faces significant and persistent cybersecurity risks. Whether in the form of data theft, ransomware, phishing, denial of service, or third-party vendor incidents, threat actors continue to become more sophisticated and escalate their efforts against financial institutions. At Wintrust, the Board of Directors and executive management are committed to devoting the necessary resources into monitoring, detecting, preventing and mitigating cyber risk. As a regulated financial institution, we are required to comply with various regulations applicable to cybersecurity, as well as guidance issued by our regulators, and our cybersecurity program closely tracks to those requirements. Additionally, Wintrust leverages global cybersecurity standards as general guides, including the National Institute of Standards and Technology Cybersecurity Framework and the International Organization Standardization 27001 Information Security Management System Requirements.

Cybersecurity oversight begins with the Information Technology & Information Security Committee (“IT/IS Committee”) of the Wintrust Board of Directors. The Wintrust Chief Security Officer (“CSO”) ”) and Deputy Chief Information Security Officer (“Deputy CISO”) oversee the cybersecurity program. The CSO has a dual reporting structure, reporting to both the IT/IS Committee and the Vice Chairman/Chief Operating Officer of Wintrust. The CSO and Deputy CISO, each with extensive industry experience, manage a team of skilled professionals with cybersecurity expertise. This team governs our cybersecurity program that follows seven pillars: strategy; prevention, detection, response, measurement, compliance, and training. Our cybersecurity program employs a wide range of technological, administrative, and physical security measures designed to address the confidentiality, integrity, and availability of the information and data of both Wintrust and our customers. We have established policies, processes and procedures to monitor, report and respond to suspected or actual security events. A critical function of the cybersecurity program is the Security Operations Center, which is constantly monitoring Wintrust systems to detect threats. If any credible threats are detected, the Security Operations Center notifies both the CSO and Deputy CISO, and the appropriate response plan is initiated. The CSO will advise executive management and other relevant stakeholders as necessary. We coordinate with our third parties and vendor partners through assessments and due diligence before sharing or allowing the hosting of data. We also work with our outside partners to investigate security events that may have impacted our confidential and other information, and to leverage lessons learned during those investigations. In addition, we contractually require our third-party service providers that possess or process any Wintrust or customer information to adhere to certain security requirements, controls and responsibilities based on the risk profile of the relationship.

Wintrust also recognizes that individual employees are frequent targets of threat actors. We regularly engage with employees on the importance of protecting the information and data of Wintrust, our customers and employees through monthly newsletters, posters and ad-hoc communications. If specific threats are identified, management may communicate those threats directly to employees for heightened awareness. Our cybersecurity program requires employees to review information security and privacy policies annually, complete multiple cybersecurity training courses throughout the year, and participate in monthly mock phishing campaigns. We also communicate with our customers about their role in enhancing cybersecurity.

Governance

In addition to our dedicated cybersecurity team, Wintrust’s approach to cybersecurity is supported by dedicated risk management and internal audit teams. Our governance program maintains policies and standards, which are validated through risk-based assessments, reviews and testing. The CSO reports at regular intervals to the Wintrust Enterprise Risk Management Committee, the IT/IS Committee, and the Audit Committee of the Wintrust Board of Directors, as well as the full Wintrust Board of Directors, as necessary. The Audit Committee performs an annual review of our cybersecurity program, which includes a discussion of management’s actions to identify and detect threats and incident plans in the event of a response or recovery situation. The Audit Committee receives an annual review that includes review of recent enhancements to the cybersecurity program and management’s progress on its cybersecurity strategic roadmap. In addition, the full Board of Directors receives quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and an overview of recent threats and how the Company is managing those threats. For more information on the material risks that cybersecurity threats pose to us, please see our risk factor disclosures under Item 1A of this Annual Report on Form 10-K.

Notwithstanding the extensive approach we take to cybersecurity, Wintrust continues to face risks and accompanying threats that could have a material adverse effect on the enterprise. We work to manage these risks and threats on a daily basis. To date, we have not realized any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have, or are reasonably likely to, materially affect us, our business strategy, results of operation or financial condition. We continue to invest in our cybersecurity program, the resiliency of our networks and work to enhance our internal controls.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois as well as additional nearby corporate office locations at 9701 W. Higgins Road, Rosemont, Illinois and 9801 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago and at 731 N. Jackson Street in downtown Milwaukee. The Company’s community banking segment operates through 174 banking facilities, the majority of which are owned. The Company owns 224 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area, southern Wisconsin and northwest Indiana as well as two banking locations in southwest Florida. Excess space in certain properties is leased to third parties. Wintrust Mortgage, also of our banking segment, is headquartered in our corporate headquarters in Rosemont, Illinois and has 31 locations in 9 states, all of which are leased, as well as office locations at several of our banks.

The Company’s wealth management subsidiaries has locations in downtown Chicago, Appleton, Wisconsin, Tampa, Florida, and Stamford, Connecticut, all of which are leased, as well as office locations at several of our banks. FIRST Insurance Funding and Wintrust Life Finance have one location in Northbrook, Illinois which is owned and locations in downtown Newark, New Jersey, Long Island, New York and Newport Beach, California, all of which are leased. FIFC Canada has three locations in Canada that are leased, located in Toronto, Ontario; Wainwright, Alberta; and Vancouver, British Columbia. Wintrust Asset Finance is located in our corporate headquarters in Rosemont, Illinois and has locations in Frisco, Texas, and Irvine, California, all of which are leased. Tricom has one location in Menomonee Falls, Wisconsin which is owned.

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

Total Return Performance
220
200
180
160
140
120
100
80
60
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
Wintrust Financial Corporation
NASDAQ - Total US
NASDAQ - Bank Index

	2018	2019	2020	2021	2022	2023
Wintrust Financial Corporation	100.00	108.17	95.44	144.21	136.22	152.59
NASDAQ — Total US	100.00	131.17	159.07	200.26	160.75	203.23
NASDAQ — Bank Index	100.00	137.18	119.62	164.26	135.89	149.56

Approximate Number of Equity Security Holders

As of February 8, 2024, there were approximately 1,770 shareholders of record of the Company’s common stock.

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

The following is a summary of the cash dividends paid in 2023 and 2022:

Record Date	Payable Date	Dividend per Share
November 9, 2023	November 24, 2023	$0.40
August 10, 2023	August 24, 2023	$0.40
May 11, 2023	May 25, 2023	$0.40
February 9, 2023	February 23, 2023	$0.40
November 10, 2022	November 25, 2022	$0.34
August 11, 2022	August 25, 2022	$0.34
May 12, 2022	May 26, 2022	$0.34
February 10, 2022	February 24, 2022	$0.34

On January 25, 2024, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.45 per share of outstanding common stock. The dividend was paid on February 22, 2024 to shareholders of record as of February 8, 2024.

The final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors. Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The Company’s and the banks’ ability to pay dividends is subject to banking laws, regulations and policies. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2023, 2022 and 2021, the banks and certain wealth management subsidiaries paid $360.0 million, $52.0 million and $145.0 million, respectively, in dividends to the Company.

Reference is also made to Note (19) “Regulatory Matters” to the Consolidated Financial Statements, and “Liquidity and Capital Resources” contained in Item 8 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Issuer Purchases of Equity Securities

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. On October 28, 2021, the Board of Directors of the Company authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock. This authorization is incremental to the remaining authorization of approximately $23 million under the previous program, which the Board approved in 2019. The repurchase authorization does not have an expiration date. No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the twelve months ended December 31, 2023.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2023. The detailed financial discussion focuses on 2023 results compared to 2022. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto within this Annual Report on Form 10-K.

For a discussion of 2022 results compared to 2021, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Wintrust Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 28, 2023.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			Percentage (%) or Basis Point (bp) Change		Percentage (%) or Basis Point (bp) Change
(Dollars in thousands, except per share data)	2023	2022	2021	2022 to 2023		2021 to 2022
Net income	$622,626	$509,682	$466,151	22%		9%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	959,471	779,144	578,533	23		35
Net income per common share — Diluted	9.58	8.02	7.58	19		6
Net revenue (2)	2,271,970	1,956,415	1,711,077	16		14
Net interest income	1,837,864	1,495,362	1,124,957	23		33
Net interest margin	3.66%	3.15%	2.57%	51	bp	58	bp
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.68	3.17	2.58	51		59
Net overhead ratio (3)	1.64	1.42	1.17	22		25
Non-interest income to average assets	0.81	0.91	1.25	(10)		(34)
Non-interest expense to average assets	2.45	2.33	2.42	12		(9)
Return on average assets	1.16	1.01	1.00	15		1
Return on average common equity	12.90	11.41	11.27	149		14
Return on average tangible common equity (non-GAAP) (1)	15.23	13.73	13.83	150		(10)
At end of period
Total assets	$56,259,934	$52,949,649	$50,142,143	6%		6%
Total loans, excluding loans held-for-sale	42,131,831	39,196,485	34,789,104	7		13
Total deposits	45,397,170	42,902,544	42,095,585	6		2
Total shareholders’ equity	5,399,526	4,796,838	4,498,688	13		7
Average loans to average deposits ratio	93.1%	87.5%	84.7%	560	bp	280	bp
Book value per common share (1)	$81.43	$72.12	$71.62	13%		1%
Tangible book value per common share (non-GAAP) (1)	70.33	61.00	59.64	15		2
Common equity to assets ratio (1)	8.9%	8.3%	8.1%	60	bp	20	bp
Tangible common equity ratio (non-GAAP) (1)	7.7	7.1	6.9	60		20
Market price per common share	$92.75	$84.52	$90.82	10%		(7)%
Allowance for loan and unfunded lending-related commitment losses to total loans	1.01%	0.91%	0.86%	10	bp	5	bp
Non-performing loans to total loans	0.33	0.26	0.21	7		5
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

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2023	2022	2021
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$2,893,114	$1,747,443	$1,275,484
Taxable-equivalent adjustment:
-Loans	7,827	3,619	1,627
-Liquidity management assets	2,249	1,977	1,972
-Other earning assets	10	5	2
(B) Interest Income (non-GAAP)	$2,903,200	$1,753,044	$1,279,085
(C) Interest Expense (GAAP)	1,055,250	252,081	150,527
(D) Net Interest Income (GAAP) (A minus C)	1,837,864	1,495,362	1,124,957
(E) Net interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	1,847,950	1,500,963	1,128,558
Net interest margin (GAAP)	3.66%	3.15%	2.57%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.68	3.17	2.58

(F) Non-interest income	$434,106	$461,053	$586,120
(G) Losses on investment securities, net	1,525	(20,427)	(1,059)
(H) Non-interest expense	1,312,499	1,177,271	1,132,544
Efficiency ratio (H/(D+F-G))	57.81%	59.55%	66.15%
Efficiency ratio (non-GAAP) (H/(E+F-G))	57.55	59.38	66.01

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$5,399,526	$4,796,838	$4,498,688
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(679,561)	(675,710)	(683,456)
(I) Total tangible common shareholders’ equity (non-GAAP)	$4,307,465	$3,708,628	$3,402,732
(J) Total assets (GAAP)	$56,259,934	$52,949,649	$50,142,143
Less: Acquisition-related intangible assets (GAAP)	(679,561)	(675,710)	(683,456)
(K) Total tangible assets (non-GAAP)	$55,580,373	$52,273,939	$49,458,687
Common equity to assets ratio (GAAP) (L/J)	8.9%	8.3%	8.1%
Tangible common equity ratio (non-GAAP) (I/K)	7.7	7.1	6.9

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity (GAAP)	$5,399,526	$4,796,838	$4,498,688
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
(L) Total common equity	$4,987,026	$4,384,338	$4,086,188
(M) Actual common shares outstanding	61,244	60,794	57,054
Book value per common share (L/M)	$81.43	$72.12	$71.62
Tangible book value per common share (Non-GAAP) (I/M)	70.33	61.00	59.64

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$594,662	$481,718	$438,187
Add: Acquisition-related intangible asset amortization	5,498	6,116	7,734
Less: Tax effect of acquisition-related intangible asset amortization	(1,446)	(1,664)	(2,080)
After-tax acquisition-related intangible asset amortization	4,052	4,452	5,654
(O) Tangible net income applicable to common shares (non-GAAP)	$598,714	$486,170	$443,841
Total average shareholders’ equity	$5,023,153	$4,634,224	$4,300,742
Less: Average preferred stock	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders’ equity	$4,610,653	$4,221,724	$3,888,242
Less: Average acquisition-related intangible assets	(679,802)	(679,735)	(678,739)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$3,930,851	$3,541,989	$3,209,503
Return on average common equity (N/P)	12.90%	11.41%	11.27%
Return on average tangible common equity (non-GAAP) (O/Q)	15.23	13.73	13.83

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$845,081	$700,555	$637,796
Add: Provision for credit losses	114,390	78,589	(59,263)
Pre-tax income, excluding provision for credit losses (non-GAAP)	$959,471	$779,144	$578,533

OVERVIEW AND STRATEGY

2023 Highlights

The Company recorded net income of $622.6 million for the year of 2023 compared to $509.7 million and $466.2 million for the years of 2022 and 2021, respectively. The results for 2023 demonstrate increased net interest income primarily due to increasing net interest margin and significant growth in earning assets, partially offset by an FDIC special assessment, an increase in provision for credit losses due to higher charge-offs for the year, growth in the portfolio and deterioration of forecasted macroeconomic conditions used in the measurement of the allowance for credit losses as well as reduced mortgage banking revenue primarily as a result of unfavorable fair value adjustments of mortgage servicing rights (“MSRs”), net of servicing hedge, and a decrease in loans originated for sale, partially offset by favorable adjustments to the Company’s held-for-sale portfolio of early buy-out exercised loans (“EBOs”) guaranteed by U.S. government agencies, which are held at fair value.

The Company increased its loan portfolio from $39.2 billion at December 31, 2022 to $42.1 billion at December 31, 2023. This increase was primarily due to growth in several portfolios, including the commercial, industrial and other, commercial real estate, property and casualty premium finance receivables, and residential real estate portfolios. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note (4) “Loans” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

The Company recorded net interest income of $1.8 billion in 2023 compared to $1.5 billion and $1.1 billion in 2022 and 2021, respectively. The higher level of net interest income recorded in 2023 compared to 2022 resulted primarily from a $2.8 billion increase in average earning assets, and a 51 basis point increase in the net interest margin in 2023 (see “Net Interest Margin” section later in this Item 7 for further detail).

Non-interest income totaled $434.1 million in 2023, decreasing $26.9 million, or 6%, compared to 2022. The decrease in non-interest income in 2023 compared to 2022 was primarily attributable to decreases in mortgage banking revenues primarily as a result of unfavorable fair value adjustments of MSRs, net of servicing hedge, and a decrease in loans originated for sale, partially offset by favorable adjustments to the Company’s held-for-sale portfolio of EBOs guaranteed by U.S. government agencies, which are held at fair value (see “Non-Interest Income” section later in this Item 7 for further detail).

Non-interest expense totaled $1.3 billion in 2023, increasing $135.2 million, or 11%, compared to 2022. The increase compared to 2022 was primarily attributable to an $51.9 million increase in salary and employee benefits expense and a $42.5 million increase in FDIC insurance expense. (see “Non-Interest Expense” section later in this Item 7 for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2023, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid investment portfolio and its access to funding from a variety of external funding sources. The Company had overnight liquid funds and interest-bearing deposits with banks of $2.5 billion at December 31, 2023 and 2022.

Economic Environment

The economic environment in 2023 was characterized by growth in net interest margin due to the continued rising interest rate environment, the related challenges in mortgage banking as a result of such rising interest rate environment, deteriorating economic forecasts and, for banks, the associated impact on the allowance for credit losses as well as heightened competition for deposit funding as rates available for deposit products rose significantly. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

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

Net Interest Income

The Company has leveraged its operating strengths to grow its earning assets base while still benefiting from high interest rates and the resulting impact in net interest margin in 2023. In 2023, the Company's net interest margin increased to 3.66% (3.68% on a fully tax-equivalent basis, non-GAAP) as compared to 3.15% (3.17% on a fully tax-equivalent basis, non-GAAP) in 2022, primarily due to higher yields on the Company’s earning assets and a shift in earning asset mix in 2023 with loans constituting a greater portion of earning assets than liquidity management assets. Significant growth in earning assets resulted in the Company’s net interest income increasing by $342.5 million in 2023 compared to 2022. Based on contractual terms, approximately 72% of our current loan balances are projected to reprice or mature in 2024. The magnitude of potential changes in net interest income in various interest rate scenarios has continued to diminish. Given the unprecedented rise in interest rates, the Company has made a conscious effort to reposition its exposure to changing interest rates given the uncertainty of the future interest rate environment. To this end, management has executed various derivative instruments including collars and receive fixed swaps to hedge variable rate loan exposures and originated a higher percentage of its loan originations in longer term fixed rate loans. The Company will continue to monitor current and projected interest rates and may execute additional derivatives to mitigate potential fluctuations in the net interest margin in future years.

The Company has continued its practice of writing call options against certain investment securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In 2023, the Company recognized $21.9 million in fees on covered call options compared to $14.1 million in 2022.

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

Non-Interest Income

The interest rate environment impacts the profitability and mix of the Company’s mortgage banking business which generated revenues of $83.1 million in 2023 and $155.2 million in 2022, representing 4% and 8% of total net revenue in 2023 and 2022, respectively. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage revenue is also impacted by changes in the fair value of MSRs and EBOs guaranteed by U.S. government agencies. Mortgage originations for sale totaled $2.0 billion and $2.8 billion in 2023 and 2022, respectively. In 2023, approximately 83% of originations were mortgages associated with new home purchases, while 17% of originations were related to refinancing of mortgages. In 2022, approximately 71% of originations were mortgages associated with new home purchases, while 29% of originations were related to refinancing of mortgages.
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

In particular:

•The Company’s 2023 provision for credit losses totaled $114.4 million compared to a provision of $78.6 million in 2022 and a negative provision of $59.3 million in 2021. The provision in 2023 was primarily the result of higher charge-offs, deterioration in the forecasted macroeconomic forecast, specifically the Company’s macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index and Baa corporate credit spreads) as well as growth in the Company's loan portfolios. Net charge-offs increased to $45.5 million in 2023 (of which $27.8 million related to commercial and commercial real estate loans), compared to $20.3 million in 2022 (of which $10.1 million related to commercial and commercial real estate loans) and $21.5 million in 2021 (of which $20.2 million related to commercial and commercial real estate loans).

•The Company's allowance for loan and unfunded lending-related commitment losses increased to $427.3 million at December 31, 2023, reflecting an increase of $69.8 million, or 20%, when compared to 2022. At December 31, 2023, approximately $223.9 million, or 52%, of the allowance for loan and unfunded lending-related commitment losses was associated with commercial real estate loans and an additional $169.6 million, or 40%, was associated with commercial loans.

•The Company has significant exposure to commercial real estate. At December 31, 2023, $11.3 billion, or 27%, of our loan portfolio was commercial real estate, with approximately 68.8% located in our market area. The commercial real estate loan portfolio was comprised of $2.1 billion in construction and development loans, and $9.3 billion in non-construction loans. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks.

•Excluding early buy-out loans guaranteed by U.S. government agencies, total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest) were $139.0 million (of which $35.5 million, or 26%, was related to commercial real estate) at December 31, 2023, an increase of $38.3 million compared to December 31, 2022. Non-performing loans as a percentage of total loans were 0.33% at December 31, 2023 compared to 0.26% at December 31, 2022.

•The Company’s other real estate owned increased by $3.4 million to $13.3 million during 2023, from $9.9 million at December 31, 2022. The $13.3 million of other real estate owned as of December 31, 2023 was comprised of $12.6 million of commercial real estate property and $720,000 of residential real estate property.

During 2023, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed-rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $152,000 at December 31, 2023 and $624,000 at December 31, 2022.

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

Measurement of the allowance for credit losses. The Company adopted CECL as of January 1, 2020, which requires the estimate of expected credit losses over the entire life of financial assets measured at amortized cost. To measure lifetime expected credit losses, the Company adjusts credit loss estimates for reasonable and supportable forecasts of macroeconomic conditions. Such forecasts can significantly impact the profitability of our community banks as changing estimates of lifetime losses from period to period can result in significant fluctuations in provision for credit losses during those periods. In 2023, such fluctuations in provision for credit losses unfavorably impacted the profitability of our community banks, primarily as a result of deterioration in key variables (Baa credit spread and Commercial Real Estate Price Index) within forecasted macroeconomic conditions.

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

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized a decrease of $72.1 million in mortgage banking revenue in 2023 compared to 2022 as origination volumes declined and due to unfavorable fair value adjustments of MSRs in 2023 compared to 2022. Mortgage originations for sale totaled $2.0 billion and $2.8 billion in 2023 and 2022, respectively, decreasing as increased interest rates reduced refinance incentives for borrowers. Partially offsetting the impact of lower originations and production margins was the change in fair value on EBOs guaranteed by U.S. government agencies.

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

Financial Regulatory Reform

Our business is heavily regulated and supervised by both federal and state agencies. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as the regional banking uncertainty in early 2023, technological updates, and market changes. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. We expect that our business will remain subject to extensive regulation and supervision.

The exact impact of the changing regulatory environment on our business and operations depends upon legislative or regulatory changes to reform the financial regulatory framework and the actions of our competitors, customers, and other market participants. Legislative and regulatory changes could have a significant impact on us by, for example, requiring us to change our business practices; requiring us to meet more stringent capital, liquidity and leverage ratio requirements; limiting our ability to pursue business opportunities; imposing additional costs and compliance obligations on us; limiting fees we can charge for services; impacting the value of our assets; or otherwise adversely affecting our businesses and our earnings’ capabilities. We have already experienced significant increases in compliance related costs in recent years, and we are now subject to more stringent risk-based capital and leverage ratio requirements than we were prior to the adoption of the U.S. Basel III Rules. We are also now subject to many mortgage-related rules promulgated by the CFPB that materially restructured the origination, services and securitization of residential mortgages in the United States. As discussed under Supervision and Regulation in Item 1, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. Additionally there was a special assessment by the FDIC that was levied on banks with asset size above $5 billion to recoup losses from certain bank failures that occurred earlier in 2023. We will continue to monitor the impact that the implementation of applicable rules, regulations and policies arising out of any legislative or regulatory changes may have on our organization. For further discussion of the laws and regulations applicable to us and our subsidiary banks, please refer to “Business-Supervision and Regulation.”

Recent Transactions

Business Combination

On April 3, 2023, the Company completed its acquisition of Rothschild & Co Asset Management US Inc. and Rothschild & Co Risk Based Investments LLC from Rothschild & Co North America Inc. As of the acquisition date, the Company acquired approximately $12.6 million in net assets. As the transaction was determined to be a business combination, the Company recorded goodwill of approximately $2.6 million on the purchase.

Common Stock Offering

In June 2022, the Company sold through a public offering a total of 3,450,000 shares of its common stock. Net Proceeds to the Company total approximately $285.7 million, net of estimated issuance costs.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have material impact on the Company’s future financial condition and results of operations. At December 31, 2023, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Company’s Board of Directors and are discussed more fully below.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At December 31, 2023, the loan and held-to-maturity debt securities portfolios represent 82% of total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

Key macroeconomic variable data points that are significant inputs into our credit loss models for the commercial and commercial real estate portfolios are the Baa corporate credit spread, as well as the Commercial Real Estate Pricing Index (“CREPI”) specifically related to the commercial real estate portfolio. Holding all other inputs constant, the table below shows the impact of changes in these key macroeconomic variable data points on the estimate of allowance for credit losses.

Impact to estimated allowance for credit losses from an increased or higher input value
Baa Credit Spread	Increases
CRE Price Index	Decreases

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at December 31, 2023:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 20%-25%
Commercial Real Estate:
Construction	Decreases estimate by 15%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 4%-5%	Increases estimate by 4%-5%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at December 31, 2023:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 45%-50%	Increases estimate by 95%-100%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 55%-60%

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

As of December 31, 2023, the Company had three reporting units: Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2023 annual goodwill impairment testing, which was performed qualitatively, the Company concluded that the fair value of each reporting unit more likely than not exceeded the carrying amounts of the respective reporting units.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 174 offices at the end of 2023. FIRST Insurance Funding and Wintrust Life Finance have matured into separate divisions that generated, on a national basis, $16.1 billion in total premium finance receivables in 2023 within the United States. FIFC Canada, acquired in 2012, originated $1.8 billion in Canadian property and casualty premium finance receivables in 2023. The Company’s leasing business increased its portfolio of assets, including direct financing leases, loans and equipment on operating leases, to $3.4 billion as of December 31, 2023. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.

Earnings Summary

Net income for the year ended December 31, 2023, totaled $622.6 million, or $9.58 per diluted common share, compared to $509.7 million, or $8.02 per diluted common share, in 2022, and $466.2 million, or $7.58 per diluted common share, in 2021. During 2023, net income increased by $112.9 million and earnings per diluted common share increased by $1.56. Net interest income increased in 2023 compared to 2022 primarily as a result of an increase in the net interest margin as well as growth in average earning assets in 2023. Partially offsetting the increase to net income from higher net interest income was a higher provision for credit losses. The Company’s provision for credit losses increased in 2023 primarily due to higher net charge-offs coupled with deterioration of forecasted macroeconomic conditions used in the measurement of the allowance for credit losses. Mortgage banking revenue decreased in 2023 as compared 2022 primarily as a result of unfavorable fair value adjustments of MSRs, net of servicing hedge, and a decrease in loans originated for sale, partially offset by favorable adjustments to the Company’s held-for-sale portfolio of EBOs guaranteed by U.S. government agencies, which are held at fair value.

Other items impacting net income in 2023 compared to 2022 include increased salary and employee benefits expenses and higher FDIC insurance costs in 2023 primarily due to the FDIC special assessment in response to certain bank failures occurring in 2023.

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

Net interest income in 2023 totaled $1.84 billion, up from $1.50 billion in 2022 and up from $1.12 billion in 2021, representing an increase of $342.5 million, or 23%, in 2023 and an increase of $370.4 million, or 33%, in 2022. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2023 and 2022.

Average earning assets increased $2.8 billion, or 6%, in 2023 and $3.6 billion, or 8%, in 2022. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the majority of other earning assets. Average loans increased $3.6 billion, or 10%, in 2023 and $3.6 billion, or 11%, in 2022. Total average loans as a percentage of total average earning assets were 80%, 77% and 75% in 2023, 2022 and 2021, respectively. The average yield on loans was 6.32% in 2023, 4.12% in 2022 and 3.43% in 2021, reflecting an increase of 220 basis points in 2023 and an increase of 69 basis points in 2022. The higher loan yields in 2023 compared to 2022 is primarily a result of the increase in the interest rate environment in 2023 compared to 2022. The average yield on liquidity management assets was 3.53% in 2023, 2.15% in 2022 and 1.14% in 2021, reflecting an increase of 138 basis points in 2023 and an increase of 101 basis points in 2022. The higher yield in 2023 compared to 2022 is also a result of the increase in the interest rate environment in 2023 compared to 2022. The average rate paid on interest-bearing deposits, the largest component of the Company’s interest-bearing liabilities, was 2.81% in 2023, 0.62% in 2022 and 0.33% in 2021, representing an increase of 219 basis points in 2023 and an increase of 29 basis points in 2022. The higher level of interest-bearing deposits rates in 2023 compared to 2022 is also primarily a result of the increase in the interest rate environment in 2023 compared to 2022. As a result of the above, net interest margin increased to 3.66% (3.68% on a fully taxable-equivalent basis, non-GAAP) in 2023 compared to 3.15% (3.17% on a fully taxable-equivalent basis, non-GAAP) in 2022.

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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2023, 2022 and 2021. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a fully taxable-equivalent basis (non-GAAP). This table should be referred to in conjunction with discussion of the financial condition and results of operations of the Company.

	Average Balance for the years ended December 31,			Interest for the years ended December 31,			Yield/Rate for the years ended December 31,
(Dollars in thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Assets
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$1,608,835	$3,323,196	$4,840,048	$80,783	$48,350	$6,779	5.02%	1.45%	0.14%
Investment securities(2)	7,721,661	6,735,732	4,779,313	240,837	162,577	97,258	3.12	2.41	2.03
FHLB and FRB stock	215,699	150,223	135,873	14,912	8,622	7,067	6.91	5.74	5.20
Total liquidity management assets (3) (8)	$9,546,195	$10,209,151	$9,755,234	$336,532	$219,549	$111,104	3.53%	2.15%	1.14%
Other earning assets (3) (4) (8)	17,129	22,391	25,096	1,098	955	657	6.41	4.27	2.62
Mortgage loans held-for-sale	294,421	496,088	959,457	16,791	21,195	32,169	5.70	4.27	3.35
Loans, net of unearned income (3) (5) (8)	40,324,472	36,684,528	33,051,043	2,548,779	1,511,345	1,135,155	6.32	4.12	3.43
Total earning assets (8)	$50,182,217	$47,412,158	$43,790,830	$2,903,200	$1,753,044	$1,279,085	5.79%	3.70%	2.92%
Allowance for loan and investment security losses	(308,724)	(256,690)	(284,163)
Cash and due from banks	468,298	473,025	432,836
Other assets	3,187,715	2,795,826	2,884,548
Total assets	$53,529,506	$50,424,319	$46,824,051
Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
NOW and interest-bearing demand deposits	$5,626,277	$5,355,077	$4,029,662	$122,074	$27,566	$7,739	2.17%	0.51%	0.19%
Wealth management deposits	1,730,523	2,827,497	2,361,412	42,782	29,750	4,534	2.47	1.05	0.19
Money market accounts	13,665,248	12,254,159	11,801,788	429,900	80,591	32,031	3.15	0.66	0.27
Savings accounts	5,299,205	4,014,166	3,734,162	109,666	11,234	1,583	2.07	0.28	0.04
Time deposits	5,952,537	3,812,148	4,447,871	202,048	26,061	42,232	3.39	0.68	0.95
Total interest-bearing deposits	$32,273,790	$28,263,047	$26,374,895	$906,470	$175,202	$88,119	2.81%	0.62%	0.33%
FHLB advances	2,316,722	1,484,663	1,236,478	72,287	30,329	19,581	3.12	2.04	1.58
Other borrowings	630,115	485,820	514,657	35,280	14,294	9,928	5.60	2.94	1.93
Subordinated notes	437,604	437,139	436,697	22,023	22,004	21,983	5.03	5.03	5.03
Junior subordinated notes	253,566	253,566	253,566	19,190	10,252	10,916	7.57	4.10	4.25
Total interest-bearing liabilities	$35,911,797	$30,924,235	$28,816,293	$1,055,250	$252,081	$150,527	2.94%	0.81%	0.52%
Non-interest-bearing deposits	11,018,596	13,667,879	12,638,518
Other liabilities	1,575,960	1,197,981	1,068,498
Equity	5,023,153	4,634,224	4,300,742
Total liabilities and shareholders’ equity	$53,529,506	$50,424,319	$46,824,051
Interest rate spread (6) (8)							2.85%	2.89%	2.40%
Less: fully taxable-equivalent adjustment				$(10,086)	$(5,601)	$(3,601)	(0.02)	(0.02)	(0.01)
Net free funds/contribution (7)	$14,270,420	$16,487,923	$14,974,537				0.83	0.28	0.18
Net interest income/margin (GAAP) (8)				$1,837,864	$1,495,362	$1,124,957	3.66%	3.15%	2.57%
Fully taxable-equivalent adjustment				10,086	5,601	3,601	0.02	0.02	0.01
Net interest income/margin fully taxable-equivalent (non-GAAP) (8)				$1,847,950	$1,500,963	$1,128,558	3.68%	3.17%	2.58%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the years ended December 31, 2023, 2022 and 2021 were $10.1 million, $5.6 million and $3.6 million, respectively.
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
(8)See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense, on a fully taxable-equivalent basis (non-GAAP), by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2023 Compared to 2022			2022 Compared to 2021
(In thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income, FTE basis (non-GAAP) (1)
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (2)	$67,201	$(34,768)	$32,433	$42,784	$(1,213)	$41,571
Investment securities	52,257	26,003	78,260	20,461	44,858	65,319
FHLB and FRB stock	2,005	4,285	6,290	771	784	1,555
Total liquidity management assets	$121,463	$(4,480)	$116,983	$64,016	$44,429	$108,445
Other earning assets	403	(260)	143	376	(78)	298
Mortgage loans held-for-sale	5,792	(10,196)	(4,404)	7,282	(18,256)	(10,974)
Loans, net of unearned income	872,679	164,755	1,037,434	242,242	133,948	376,190
Total interest income	$1,000,337	$149,819	$1,150,156	$313,916	$160,043	$473,959

Interest Expense
Deposits — interest-bearing:
NOW and interest-bearing demand deposits	$93,047	$1,461	$94,508	$12,267	$7,560	$19,827
Wealth management deposits	28,052	(15,020)	13,032	22,390	2,826	25,216
Money market accounts	338,999	10,310	349,309	47,741	819	48,560
Savings accounts	93,740	4,692	98,432	9,525	126	9,651
Time deposits	154,153	21,834	175,987	(11,612)	(4,559)	(16,171)
Total interest expense — deposits	$707,991	$23,277	$731,268	$80,311	$6,772	$87,083
FHLB advances	20,367	21,591	41,958	6,356	4,392	10,748
Other borrowings	14,983	6,003	20,986	4,949	(583)	4,366
Subordinated notes	—	19	19	—	21	21
Junior subordinated notes	8,938	—	8,938	(664)	—	(664)
Total interest expense	$752,279	$50,890	$803,169	$90,952	$10,602	$101,554
Less: fully taxable-equivalent adjustment	(4,485)	—	(4,485)	(2,000)	—	(2,000)
Net interest income (GAAP) (1)	$243,573	$98,929	$342,502	$220,964	$149,441	$370,405
Fully taxable-equivalent adjustment	4,485	—	4,485	2,000	—	2,000
Net interest income, FTE basis (non-GAAP) (1)	$248,058	$98,929	$346,987	$222,964	$149,441	$372,405
(1)See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.
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

Non-Interest Income

The following table presents non-interest income by category for 2023, 2022 and 2021:

	Years ended December 31,			2023 compared to 2022		2022 compared to 2021
(Dollars in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Brokerage	$18,645	$17,668	$20,710	$977	6%	$(3,042)	(15)%
Trust and asset management	111,962	108,946	103,309	3,016	3	5,637	5
Total wealth management(1)	$130,607	$126,614	$124,019	$3,993	3%	$2,595	2%
Mortgage banking	83,073	155,173	273,010	(72,100)	(46)	(117,837)	(43)
Service charges on deposit accounts	55,250	58,574	54,168	(3,324)	(6)	4,406	8
Gains (losses) on investment securities, net	1,525	(20,427)	(1,059)	21,952	NM	(19,368)	NM
Fees from covered call options	21,863	14,133	3,673	7,730	55	10,460	NM
Trading gains, net	1,142	3,752	245	(2,610)	(70)	3,507	NM
Operating lease income, net	53,298	55,510	53,691	(2,212)	(4)	1,819	3
Other:
Interest rate swap fees	12,251	12,185	13,702	66	1	(1,517)	(11)
BOLI	5,149	806	5,812	4,343	NM	(5,006)	(86)
Administrative services	5,599	6,713	5,689	(1,114)	(17)	1,024	18
Foreign currency remeasurement gains (losses)	1,059	292	(495)	767	NM	787	NM
Early pay-offs of capital leases	1,184	694	601	490	71	93	15
Miscellaneous	62,106	47,034	53,064	15,072	32	(6,030)	(11)
Total Other	$87,348	$67,724	$78,373	$19,624	29%	$(10,649)	(14)%
Total Non-Interest Income	$434,106	$461,053	$586,120	$(26,947)	(6)%	$(125,067)	(21)%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue decreased in 2023 as compared 2022 primarily as a result of unfavorable fair value adjustments of MSRs, net of servicing hedge, and a decrease in loans originated for sale, partially offset by favorable adjustments to the Company’s held-for-sale portfolio of early buy-out exercised loans guaranteed by U.S. government agencies, which are held at fair value. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated for sale totaled $2.0 billion for the year ended 2023 compared to $2.8 billion for the same period of 2022. The decrease in originations was primarily due to increased interest rates reducing refinance incentives for borrowers. The percentage of origination volume from refinancing activities was 17% in 2023 as compared to 29% in 2022.

The Company records MSRs at fair value on a recurring basis. During 2023, the fair value of the MSRs portfolio decreased due to a reduction in value of $17.1 million due to payoffs and paydowns of the existing portfolio, an unfavorable fair value adjustment of $19.1 million, and a bulk sale of MSRs of $30.2 million, partially offset by retained servicing rights which led to capitalization of $28.6 million. See Note (6) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 8 for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge during 2023 was a $1.3 million favorable valuation adjustment compared to a $2.2 million unfavorable valuation adjustment in 2022. The table below presents additional selected information regarding mortgage banking for the respective periods.

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Originations:
Retail originations	$1,387,423	$1,978,609	$5,104,277
Veterans First originations	574,782	820,391	1,699,500
Total originations for sale (A)	$1,962,205	$2,799,000	$6,803,777
Originations for investment	578,571	944,389	931,169
Total originations	$2,540,776	$3,743,389	$7,734,946

As a percentage of originations for sale:
Retail originations	71%	71%	75%
Veterans First originations	29	29	25

Purchases	83%	71%	45%
Refinances	17	29	55

Production Margin:
Production revenue (B) (1)	$41,031	$44,153	$176,242
Total originations for sale (A)	1,962,205	2,799,000	6,803,777
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	119,624	113,303	353,509
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	113,303	353,509	1,072,717
Total mortgage production volume (C)	$1,968,526	$2,558,794	$6,084,569
Production margin (B / C)	2.08%	1.73%	2.90%

Mortgage servicing:
Loans serviced for others (D)	$12,007,165	$14,052,596	$13,126,254
Mortgage servicing rights, at fair value (E)	192,456	230,225	147,571
Percentage of mortgage servicing rights to loans serviced for others (E/D)	1.60%	1.64%	1.12%
Servicing income	43,563	44,080	40,686

Components of Mortgage Servicing Rights (MSR):
MSR - current period capitalization	$28,610	$46,221	$72,754
MSR - collection of expected cash flows - paydowns	(6,284)	(6,213)	(3,856)
MSR - collection of expected cash flows - payoffs	(10,776)	(17,242)	(30,932)
Valuation:
MSR - changes in fair value model assumptions	(19,149)	60,064	18,273
Changes in fair value of derivative contract held as an economic hedge, net	1,280	(2,165)	—
MSR valuation adjustment, net of changes in fair value of derivative contract held as an economic hedge	$(17,869)	$57,899	$18,273

Summary of Mortgage Banking Revenue:
Production revenue (1)	$41,031	$44,153	$176,242
Servicing income	43,563	44,080	40,686
MSR activity	(6,319)	80,665	56,239
Changes in fair value on early buy-out loans guaranteed by U.S. government agencies and other revenue	4,798	(13,725)	(157)
Total mortgage banking revenue	$83,073	$155,173	$273,010
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

Net gains on investment securities in 2023 were primarily the result of unrealized gains on equity investments. The Company did not recognize any credit-related write-downs or other-than-temporary impairment charges within its available-for-sale or held-to-maturity investment securities portfolio in 2023 or 2022, respectively.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at December 31, 2023 and 2022.

Bank owned life insurance (“BOLI”) increased in 2023 compared to 2022 primarily as a result of upward adjustments to the cash surrender value of BOLI policies. This income typically represents adjustments to the cash surrender value of BOLI policies and proceeds received from death benefits. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $160.2 million at December 31, 2023 and $157.3 million at December 31, 2022, and is included in other assets.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, service charges and other fees. The increased miscellaneous other income for 2023 compared to 2022 was primarily the result of decreased contingent consideration accrued in 2023 related to previous acquisitions, $2.5 million of losses recorded in 2022 relating to the sale of a property no longer considered for future expansion and losses on the sale of a former data processing facility in 2022, as well as increased fee income in 2023 earned on card-related arrangements, letters of credit and other commitments.

Non-Interest Expense

The following table presents non-interest expense by category for 2023, 2022 and 2021:

	Years ended December 31,			2023 compared to 2022		2022 compared to 2021
(Dollars in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$438,812	$382,181	$361,915	$56,631	15%	$20,266	6%
Commissions and incentive compensation	182,101	197,873	222,067	(15,772)	(8)	(24,194)	(11)
Benefits	127,100	116,053	107,687	11,047	10	8,366	8
Total salaries and employee benefits	$748,013	$696,107	$691,669	$51,906	7%	$4,438	1%
Software and equipment	104,632	95,885	87,515	8,747	9	8,370	10
Operating lease equipment	42,363	38,008	40,880	4,355	11	(2,872)	(7)
Occupancy, net	77,068	70,965	74,184	6,103	9	(3,219)	(4)
Data processing	38,800	31,209	27,279	7,591	24	3,930	14
Advertising and marketing	65,075	59,418	47,275	5,657	10	12,143	26
Professional fees	34,758	33,088	29,494	1,670	5	3,594	12
Amortization of other acquisition-related intangible assets	5,498	6,116	7,734	(618)	(10)	(1,618)	(21)
FDIC insurance	71,102	28,639	27,030	42,463	NM	1,609	6
OREO expenses, net	(1,528)	(140)	(1,654)	(1,388)	NM	1,514	(92)
Other:
Lending expenses, net of deferred origination costs	21,096	20,576	22,794	520	3	(2,218)	(10)
Travel and entertainment	21,194	16,506	10,048	4,688	28	6,458	64
Miscellaneous	84,428	80,894	68,296	3,534	4	12,598	18
Total other	$126,718	$117,976	$101,138	$8,742	7%	$16,838	17%
Total Non-Interest Expense	$1,312,499	$1,177,271	$1,132,544	$135,228	11%	$44,727	4%
 NM—Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits is the largest component of non-interest expense, accounting for 57% of the total in 2023 compared to 59% in 2022. Salaries and employee benefits increased in 2023 compared to 2022 primarily as a result of increased salaries and benefits expense as the Company grows, partially offset by decreased commissions and incentive compensation expense primarily due to lower commission expense due to reduced mortgage production.

Software and equipment expense increased in 2023 compared to 2022 primarily as a result of increased software licensing expenses as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Occupancy expense for the years 2023 and 2022 was $77.1 million and $71.0 million, respectively, reflecting an increase of 9% in 2023. Occupancy expense includes depreciation on premises, real estate taxes and insurance, utilities and maintenance of premises, as well as net rent expense for leased premises. In 2023, the Company recognized impairment totaling $2.9 million of two Company-owned buildings that are no longer being used. Additionally, the increase was partly attributable to lower rental income from the Company’s office space available for lease as well as higher maintenance, repairs and other costs at the Company’s owned properties.

Data processing expense increased in 2023 compared to 2022 due to additional costs related to the termination of a duplicate service contract related to the acquisition of a wealth management business in 2023. Further, the increase was attributable to additional costs from certain system conversion processes completed in 2023.

Advertising and marketing costs are incurred to promote the Company’s brand, commercial banking capabilities, the Company’s MaxSafe® suite of products, community-based products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company’s non-bank businesses. The increased expense in 2023 compared to 2022 was primarily as a result of higher television and other media advertising costs as well as increased sponsorship activity. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas.

FDIC insurance expense increased in 2023 compared to 2022 primarily due to the Company’s recognition of approximately $34.4 million accrued for the estimated amount owed as a result of the FDIC special assessment on uninsured deposits in response to certain bank failures occurring in 2023. The increase in expense is also due to the FDIC’s increase of the basis rate beginning with the first quarterly assessment period in 2023 as well as asset growth.

Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. Miscellaneous non-interest expense increased in 2023 as compared to 2022 primarily as a result of various other operational costs including an increase in interest payments made on collateral received for outstanding interest rate derivative contracts.

Income Taxes

The Company recorded income tax expense of $222.5 million in 2023 compared to $190.9 million in 2022 and $171.6 million 2021. The effective tax rates were 26.3% in 2023, 27.2% in 2022 and 26.9% in 2021. The effective tax rate in 2023 is slightly lower due to the Company’s income tax expense being impacted by an increase in federal tax credits claimed and an overall lower level of provision for state income taxes versus the comparable periods. Income tax expense was also impacted by the tax effects related to the issuance of shares in share-based compensation plans. These tax effects fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share based awards. The Company recorded a net excess tax benefit related to share-based compensation of $2.9 million in 2023, a net excess tax benefit of $2.9 million 2022, and a net excess tax benefit of $2.4 million in 2021, the majority of which were recognized in the first quarter in each year. Please refer to Note (17) “Income Taxes” to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.

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

The community banking segment’s net interest income for the year ended December 31, 2023 totaled $1.4 billion as compared to $1.2 billion for the same period in 2022, an increase of $260.8 million, or 22%. The increase in 2023 compared to 2022 was primarily attributable to increased interest and fees on loans due to loan growth and increased interest rates, partially offset by increased interest expense on deposits. The community banking segment recorded a provision for credit losses of $104.9 million in 2023 compared to $74.2 million in 2022. The provision for credit losses increased in 2023 compared to 2022 primarily due to higher net charge-offs coupled with deterioration in the macroeconomic forecast and loan growth compared to 2022. Non-interest income for the community banking segment decreased $35.5 million, or 12% in 2023 when compared to 2022. The decrease in non-interest income in 2023 compared to 2022 was primarily the result of unfavorable fair value adjustments of MSRs and reduced mortgage banking revenue due to lower originations for sale. The community banking segment’s net income for the year ended December 31, 2023 totaled $414.1 million, an increase of $64.7 million, compared to net income of $349.3 million in 2022. The increase was primarily attributable to higher net interest income in 2023 partially offset by increased provision for credit losses and reduced mortgage banking revenue, as discussed above.

The specialty finance segment’s net interest income totaled $329.0 million for the year ended December 31, 2023, compared to $246.7 million in the same period of 2022, an increase of $82.4 million, or 33%. The increase in 2023 compared to 2022 was primarily attributable to loan growth and increased interest rates on the premium finance receivables portfolios. The specialty finance segment’s provision for credit losses totaled $9.5 million in 2023 compared to $4.4 million in 2022 primarily due to higher net charge-offs coupled with deterioration in the macroeconomic forecast and loan growth compared to 2022. The specialty finance segment’s non-interest income increased to $106.0 million for the year ended December 31, 2023 compared to $97.7 million in 2022. For 2023, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 44%, 35%, 18% and 3%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $175.5 million and $120.9 million for the years ended December 31, 2023 and 2022, respectively.

The wealth management segment reported net interest income of $32.7 million for 2023 and $38.3 million for 2022. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.7 billion and $2.8 billion in 2023 and 2022, respectively. This segment recorded non-interest income of $136.6 million for 2023 as compared to $124.6 million for 2022. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $33.0 million for 2023 compared to $39.4 million for 2022.

Analysis of Financial Condition

Total assets were $56.3 billion at December 31, 2023, representing an increase of $3.3 billion, or 6%, when compared to December 31, 2022. Total funding, which includes deposits, all notes and advances, including secured borrowings and junior subordinated debentures, was $49.1 billion at December 31, 2023 and $46.5 billion at December 31, 2022. See Notes (3), (4), and (10) through (14) to the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$294,421	1%	$496,088	1%	$959,457	2%
Loans:
Commercial	12,478,768	25	11,897,776	25	11,746,381	27
Commercial real estate	10,631,288	21	9,432,526	20	8,696,887	20
Home equity	337,836	1	327,506	1	371,425	1
Residential real estate	2,497,553	5	1,968,333	4	1,455,883	3
Premium finance receivables	14,295,504	28	12,993,677	27	10,734,726	24
Other loans	83,523	0	64,710	0	45,741	0
Total loans, net of unearned income (1)	$40,324,472	80%	$36,684,528	77%	$33,051,043	75%
Liquidity management assets (2)	9,546,195	19	10,209,151	22	9,755,234	23
Other earning assets (3)	17,129	0	22,391	0	25,096	0
Total average earning assets	$50,182,217	100%	$47,412,158	100%	$43,790,830	100%
Total average assets	$53,529,506		$50,424,319		$46,824,051
Total average earning assets to total average assets		94%		94%		94%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets increased $2.8 billion, or 6%, in 2023. Average earning assets comprised 94% of average total assets in 2023 and 2022.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $294.4 million in 2023, compared to $496.1 million in 2022. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The decrease in average balance from 2022 to 2023 was primarily due to lower mortgage origination production balances. See “Loan Portfolio and Asset Quality” section later in this Item 7 for additional discussion of these early buyout options.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $40.3 billion and increased $3.6 billion, or 10%, in 2023. Average commercial loans totaled $12.5 billion in 2023, and increased $581.0 million, or 5%, over the average balance in 2022. Average commercial real estate loans totaled $10.6 billion in 2023, increasing $1.2 billion, or 13%, since 2022. Combined, these categories comprised 57% and 58% of the average loan portfolio in 2023 and 2022, respectively. The growth realized in these categories for 2023 is primarily attributable to increased business development efforts during the period.

Home equity loans averaged $337.8 million in 2023, and increased $10.3 million, or 3%, when compared to the average balance in 2022. Unused commitments on home equity lines of credit totaled $845.6 million at December 31, 2023 and $796.9 million at December 31, 2022. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $2.5 billion in 2023, and increased $529.2 million, or 27%, from the average balance in 2022. The increase in average balance was partially due to the Company deciding to allocate more balances from its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

Average premium finance receivables totaled $14.3 billion in 2023, and accounted for 35% of the Company’s average total loans. In 2023, average premium finance receivables increased $1.3 billion, or 10%, compared to 2022. The increase during 2023 was the result of effective marketing and customer servicing as well as continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables. Approximately $17.9 billion of premium finance receivables were originated in 2023 compared to approximately $15.4 billion in 2022.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short-term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 19% and 22% of total average earning assets in 2023 and 2022, respectively. Average liquidity management assets decreased $663.0 million in 2023 compared to 2022. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2023, and 2022:

(In thousands)	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$6,960	$6,968	$14,943	$14,948
U.S. government agencies	50,000	45,124	80,000	74,222
Municipal	144,299	140,958	173,861	168,655
Corporate notes:
Financial issuers	83,996	75,540	93,994	84,703
Other	1,000	991	1,000	1,002
Mortgage-backed: (1)
Residential mortgage-backed securities	3,505,012	3,059,620	3,308,494	2,819,937
Commercial (multi-family) mortgage-backed securities	13,201	12,980	—	—
Collateralized mortgage obligations	175,346	160,734	97,342	79,550
Total available-for-sale securities	$3,979,814	$3,502,915	$3,769,634	$3,243,017
Held-to-maturity securities
U.S. government agencies	$336,468	$269,410	$339,614	$264,321
Municipal	172,933	169,720	179,027	175,438
Mortgage-backed: (1)
Residential mortgage-backed securities	3,042,828	2,495,485	2,900,031	2,316,349
Commercial (multi-family) mortgage-backed securities	6,415	6,231	—	—
Collateralized mortgage obligations	241,075	220,551	164,151	140,829
Corporate notes	57,544	54,071	58,232	52,884
Total held-to-maturity securities	$3,857,263	$3,215,468	$3,641,055	$2,949,821
Less: Allowance for credit losses	(347)		(488)
Held-to-maturity securities, net of allowance for credit losses	$3,856,916		$3,640,567
Equity securities with readily determinable fair value	$143,312	$139,268	$115,552	$110,365
(1)None of our mortgage-backed securities are subprime.

Tables presenting the carrying amounts and gross unrealized gains and losses for securities at December 31, 2023 and 2022 are included by reference to Note (3) “Investment Securities” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K. The following table presents the carrying value of the investment securities portfolios as of December 31, 2023, by maturity distribution. Carrying value represents the fair value of investment securities classified as available-for-sale, the amortized cost of those classified as held-to-maturity and the fair value of equity securities with readily determinable fair values.

(In thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$5,956	$1,012	$—	$—	$—	$—	$6,968
U.S. government agencies	—	—	37,496	7,628	—	—	45,124
Municipal	46,989	56,877	28,938	8,154	—	—	140,958
Corporate notes:
Financial issuers	—	65,105	10,435	—	—	—	75,540
Other	—	991	—	—	—	—	991
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	3,059,620	—	3,059,620
Commercial (multi-family) mortgage-backed securities	—	—	—	—	12,980	—	12,980
Collateralized mortgage obligations	—	—	—	—	160,734	—	160,734
Total available-for-sale securities	$52,945	$123,985	$76,869	$15,782	$3,233,334	$—	$3,502,915
Held-to-maturity securities
U.S. government agencies	$1,057	$1,725	$—	$333,686	$—	$—	$336,468
Municipal	4,112	65,299	84,734	18,788	—	—	172,933
Corporate notes:
Financial issuers	—	42,578	14,966	—	—	—	57,544
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	3,042,828	—	3,042,828
Commercial (multi-family) mortgage-backed securities	—	—	—	—	6,415	—	6,415
Collateralized mortgage obligations	—	—	—	—	241,075	—	241,075
Total held-to-maturity securities	$5,169	$109,602	$99,700	$352,474	$3,290,318	$—	$3,857,263
Less: Allowance for credit losses							(347)
Held-to-maturity securities, net of allowance for credit losses							$3,856,916
Equity securities with readily determinable fair value	$—	$—	$—	$—	$—	$139,268	$139,268
 (1) None of our mortgage-backed securities are subprime.

The weighted average yield calculated based on amortized cost for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2023:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	5.44%	4.61%	—%	—%	—%	—%	5.32%
U.S. government agencies	—	—	4.00	2.87	—	—	3.81
Municipal	4.14	3.58	3.89	3.93	—	—	3.85
Corporate notes:
Financial issuers	—	4.97	3.49	—	—	—	4.77
Other	—	4.40	—	—	—	—	4.40
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	3.06	—	3.06
Commercial (multi-family) mortgage-backed securities	—	—	—	—	5.99	—	5.99
Collateralized mortgage obligations	—	—	—	—	4.49	—	4.49
Total available-for-sale securities	4.28%	4.33%	3.89%	3.42%	3.14%	—%	3.22%
Held-to-maturity securities
U.S. government agencies	2.64%	2.54%	—%	3.09%	—%	—%	3.08%
Municipal	4.18	4.02	4.13	4.28	—	—	4.11
Corporate notes:
Financial issuers	—	0.96	6.37	—	—	—	2.36
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	2.51	—	2.51
Commercial (multi-family) mortgage-backed securities	—	—	—	—	3.92	—	3.92
Collateralized mortgage obligations	—	—	—	—	3.96	—	3.96
Total held-to-maturity securities	3.86%	2.81%	4.47%	3.15%	2.62%	—%	2.72%
Equity securities with readily determinable fair value	—%	—%	—%	—%	—%	0.46%	0.46%
(1) None of our mortgage-backed securities are subprime.

Loan Portfolio and Asset Quality

Loan Portfolio

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios as of December 31, 2023 and 2022:

	As of December 31, 2023			As of December 31, 2022
	Balance	% of Total Balance	Allowance For Credit Losses Allocation	Balance	% of Total Balance	Allowance For Credit Losses Allocation
Commercial:
Commercial, industrial and other	$12,832,053	53.1%	$169,604	$12,549,164	55.7%	$142,769
Commercial Real Estate:
Construction and development	$2,084,041	8.6%	$94,081	$1,486,930	6.6%	$75,907
Non-construction	9,260,123	38.3	129,772	8,464,017	37.7	108,445
Total commercial real estate	$11,344,164	46.9%	$223,853	$9,950,947	44.3%	$184,352
Total commercial and commercial real estate	$24,176,217	100.0%	$393,457	$22,500,111	100.0%	$327,121
Commercial real estate—collateral location by state:
Illinois	$6,935,002	61.1%		$6,628,968	66.6%
Wisconsin	878,888	7.7		864,479	8.7
Total primary markets	$7,813,890	68.8%		$7,493,447	75.3%
Indiana	367,215	3.2		337,713	3.4
Florida	337,771	3.0		280,397	2.8
Colorado	267,369	2.4		207,234	2.1
California	251,509	2.2		140,853	1.4
Ohio	224,588	2.0		120,485	1.2
Texas	219,163	1.9		161,797	1.6
Other	1,862,659	16.5		1,209,021	12.2
Total	$11,344,164	100.0%		$9,950,947	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the portfolio and deteriorating macroeconomic conditions and expectations between the two reporting dates primarily related to the Baa credit spread, our allowance for credit losses in our commercial loan portfolio increased to $169.6 million as of December 31, 2023 compared to $142.8 million as of December 31, 2022.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 68.8% of our commercial real estate loan portfolio is located in this region as of December 31, 2023. We have been able to effectively manage our total non-performing commercial real estate loans. As of December 31, 2023, our allowance for credit losses related to this portfolio was $223.9 million compared to $184.4 million as of December 31, 2022. The increase in the allowance for credit losses is primarily due to portfolio growth and the impact on the Company’s loan loss modeling from deteriorating macroeconomic conditions and expectations between the two reporting dates primarily related to the Baa credit spread and the Commercial Real Estate Price Index. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	December 31, 2023					December 31, 2022
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$3,790	$54,852	$58,642	0%	$814	$2,027	$74,850	$76,877	1%	$938
Commercial construction	85,353	1,644,584	1,729,937	15	5,351	56,176	1,045,922	1,102,098	11	3,795
Land	9,663	285,799	295,462	3	1,813	10,132	297,823	307,955	3	1,760
Office	272,171	1,183,246	1,455,417	13	1,386	302,280	1,034,896	1,337,176	13	1,258
Industrial	840,056	1,295,820	2,135,876	19	1,602	784,049	1,052,227	1,836,276	19	1,417
Retail	316,527	1,020,990	1,337,517	12	1,176	335,719	968,725	1,304,444	13	1,141
Multi-family	111,005	2,704,906	2,815,911	25	1,199	136,208	2,424,501	2,560,709	26	1,079
Mixed use and other	481,345	1,034,057	1,515,402	13	1,170	425,925	999,487	1,425,412	14	1,126
Total commercial real estate	$2,119,910	$9,224,254	$11,344,164	100%	$1,470	$2,052,516	$7,898,431	$9,950,947	100%	$1,295

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

Residential real estate. The Company’s residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of December 31, 2023, our residential loan portfolio totaled $2.8 billion, or 7% of our total outstanding loans.

Our adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2023, excluding early buyout loans guaranteed by U.S. government agencies, $15.4 million of our residential real estate mortgages, or 0.6% of our residential real estate loan portfolio were classified as nonaccrual, no balances were 90 or more days past due and still accruing, $25.3 million were 30 to 89 days past due or 1.0% and $2.6 billion were current or 98.4%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, for which we receive fee income. The Company also selectively retains certain of these loans within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2023 and 2022 was $12.0 billion and $14.1 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The GNMA optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. If such intent to cure and resell changes subsequent to early buyout, the Company reclassifies such loans as held-for-investment. Early buyout loan classified as held-for-investment totaled $150.6 million at December 31, 2023 compared to $164.8 million at December 31, 2022. Such loans consist of both the rebooked GNMA loans and the early buyout exercised loans classified as held-for-investment discussed above. Rebooked GNMA loans held-for-investment amounted to $92.8 million at December 31, 2023, compared to $80.7 million at December 31, 2022. The increase in balance from December 31, 2022 to December 31, 2023 was the result of higher delinquencies between periods and less frequent exercising of the early buyout option by the Company. As of December 31, 2023, early buyout exercised loans held-for-investment totaled $57.8 million compared to $84.1 million as of December 31, 2022. As of December 31, 2023 and 2022, early buyout exercised mortgage loans held-for-sale totaled $137.2 million and $143.6 million, respectively. The decline in early buyout exercised mortgage loans held-for-sale relative to the prior year is primarily due to the resale of mortgage loans to GNMA as well as the reclassification of certain loans to held-for-investment classification due to an inability to resell due to continued delinquency.

It is not the Company’s current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2023, none of our mortgage loans consist of interest-only loans.

Premium finance receivables — property & casualty. FIRST Insurance Funding and FIFC Canada originated approximately $16.4 billion in property and casualty insurance premium finance receivables during 2023 as compared to approximately $13.6 billion in 2022. FIRST Insurance Funding and FIFC Canada makes loans to finance insurance premiums related to property and casualty insurance policies. The loans are indirectly originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of fraud. The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Premium finance receivables — life insurance. Wintrust Life Finance originated approximately $1.5 billion in life insurance premium finance receivables in 2023 as compared to $1.8 billion in 2022. The Company continues to experience a high level of competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Foreign. The Company had approximately $920.4 million of loans to businesses with operations in foreign countries as of December 31, 2023 compared to $745.6 million at December 31, 2022. This balance as of December 31, 2023 consists of loans originated by FIFC Canada.

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2023, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at December 31, 2023 by date at which the loans reprice or mature, and the type of rate exposure:

(In thousands)	One year or less	From one to five years	From five to fifteen years	After fifteen years	Total
Commercial
Fixed rate	$520,408	$2,954,554	$1,720,913	$28,070	$5,223,945
Variable rate	7,606,936	1,172	—	—	7,608,108
Total commercial	$8,127,344	$2,955,726	$1,720,913	$28,070	$12,832,053
Commercial real estate
Fixed rate	$646,873	$2,870,147	$525,167	$50,726	$4,092,913
Variable rate	7,233,835	17,377	39	—	7,251,251
Total commercial real estate	$7,880,708	$2,887,524	$525,206	$50,726	$11,344,164
Home equity
Fixed rate	$9,863	$3,994	$—	$28	$13,885
Variable rate	330,091	—	—	—	330,091
Total home equity	$339,954	$3,994	$—	$28	$343,976
Residential real estate
Fixed rate	$19,921	$3,412	$30,814	$1,047,862	$1,102,009
Variable rate	75,107	286,511	1,306,039	—	1,667,657
Total residential real estate	$95,028	$289,923	$1,336,853	$1,047,862	$2,769,666
Premium finance receivables - property & casualty
Fixed rate	$6,785,201	$118,328	$—	$—	$6,903,529
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$6,785,201	$118,328	$—	$—	$6,903,529
Premium finance receivables - life insurance
Fixed rate	$78,342	$614,816	$3,891	$—	$697,049
Variable rate	7,180,894	—	—	—	7,180,894
Total premium finance receivables - life insurance	$7,259,236	$614,816	$3,891	$—	$7,877,943
Consumer and other
Fixed rate	$11,994	$6,550	$10	$464	$19,018
Variable rate	41,482	—	—	—	41,482
Total consumer and other	$53,476	$6,550	$10	$464	$60,500
Total per category
Fixed rate	$8,072,602	$6,571,801	$2,280,795	$1,127,150	$18,052,348
Variable rate	22,468,345	305,060	1,306,078	—	24,079,483
Total loans, net of unearned income	$30,540,947	$6,876,861	$3,586,873	$1,127,150	$42,131,831
Variable Rate Loan Pricing by Index:
SOFR tenors					$13,331,910
One- year CMT					6,133,619
Prime					3,430,421
Ameribor tenors					341,747
Other U.S. Treasury tenors					37,997
Other					803,789
Total variable rate					$24,079,483
SOFR - Secured Overnight Financing Rate
CMT - Constant Maturity Treasury Rate
Ameribor - American Interbank Offered Rate

With its transition from LIBOR, the Company increased the portion of its loan portfolio with interest rate indices that are an alternative to LIBOR during the period, including emerging indices such as SOFR, CMT, and Ameribor. As shown above, at December 31, 2023, variable rate loans with loans priced at SOFR, CMT and Ameribor totaled $13.3 billion, $6.1 billion and $341.7 million, respectively.

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

The Company’s approach to workout plans and restructuring loans is built on the credit-risk rating process. A modification of a loan with an existing credit risk rating of 6 or worse or a modification of any other credit, which will result in a restructured credit risk rating of 6 or worse must be reviewed for enhanced loan modifications that now must be disclosed in accordance with ASU 2022-02. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of a loan is considered to be enhanced if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan where the credit risk rating is 5 or better both before and after such modification is not considered to be an enhanced modification. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is 5 or better are not experiencing financial difficulties and therefore, are not considered enhanced modifications.

Loan modifications are assessed at the time of the modification and on a quarterly basis to measure an allowance for credit loss. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a reserve.

For loans that do not meet the criteria listed above for enhanced modifications, if based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a loan is individually assessed for measuring the allowance for credit losses and if necessary, a reserve is established. In determining the appropriate reserve for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Non-Performing Assets (1)

The following table sets forth the Company’s non-performing assets, and for the years prior to 2023, the TDRs performing under the contractual terms of the loan agreement as of the dates shown. Reporting periods prior to the adoption of ASU 2022-02 as of January 1, 2023 present information on loan modifications representing TDRs under the prior accounting standards and related disclosure requirements. Prior to January 1, 2020, Purchased Credit-Impaired (“PCI”) loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. As a result of the implementation of CECL, beginning in the first quarter of 2020, PCI loans transitioned to a classification of Purchased Credit Deteriorated (“PCD”) loans, which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loans is considered at the individual asset level following the Company’s accrual policies, instead of based upon the entire pool of loans. Due to the adoption of CECL, the Company included $22.6 million of PCD loans in total non-performing loans as of December 31, 2020.

(Dollars in thousands)	2023	2022	2021	2020	2019
Loans past due greater than 90 days and still accruing(2):
Commercial	$98	$462	$15	$307	$—
Commercial real estate	—	—	$—	—	—
Home equity	—	—	$—	—	—
Residential real estate	—	—	$—	—	—
Premium finance receivables – property & casualty	20,135	15,841	$7,210	12,792	11,517
Premium finance receivables – life insurance	—	17,245	$7	—	—
Consumer and other	54	49	$137	264	163
Total loans past due greater than 90 days and still accruing	$20,287	$33,597	$7,369	$13,363	$11,680
Non-accrual loans(3):
Commercial	38,940	35,579	$20,399	21,743	37,224
Commercial real estate	35,459	6,387	$21,746	46,107	26,113
Home equity	1,341	1,487	$2,574	6,529	7,363
Residential real estate	15,391	10,171	$16,440	26,071	13,797
Premium finance receivables – property & casualty	27,590	13,470	$5,433	13,264	20,590
Premium finance receivables – life insurance	—	—	$—	—	590
Consumer and other	22	6	$477	436	231
Total non-accrual loans	$118,743	$67,100	$67,069	$114,150	$105,908
Total non-performing loans(4):
Commercial	$39,038	$36,041	$20,414	$22,050	$37,224
Commercial real estate	35,459	6,387	$21,746	46,107	26,113
Home equity	1,341	1,487	$2,574	6,529	7,363
Residential real estate	15,391	10,171	$16,440	26,071	13,797
Premium finance receivables – property & casualty	47,725	29,311	$12,643	26,056	32,107
Premium finance receivables – life insurance	—	17,245	$7	—	590
Consumer and other	76	55	$614	700	394
Total non-performing loans	$139,030	$100,697	$74,438	$127,513	$117,588
Other real estate owned	13,309	8,589	$1,959	9,711	5,208
Other real estate owned – from acquisitions	—	1,311	$2,312	6,847	9,963
Other repossessed assets	—	—	$—	—	4
Total non-performing assets	$152,339	$110,597	$78,709	$144,071	$132,763
Accruing TDRs not included within non-performing assets	N/A	$36,620	$37,486	$47,023	$36,725
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.30%	0.29%	0.17%	0.18%	0.45%
Commercial real estate	0.31	0.06	0.24	0.54	0.33
Home equity	0.39	0.45	0.77	1.54	1.44
Residential real estate	0.56	0.43	1.00	2.07	1.02
Premium finance receivables – property & casualty	0.69	0.50	0.26	0.64	0.93
Premium finance receivables – life insurance	—	0.21	0.00	—	0.01
Consumer and other	0.13	0.11	2.54	2.17	0.36
Total non-performing loans	0.33%	0.26%	0.21%	0.40%	0.44%
Total non-performing assets as a percentage of total assets	0.27%	0.21%	0.16%	0.32%	0.36%
Total non-accrual loans as a percentage of total loans	0.28%	0.17%	0.19%	0.36%	0.40%
Allowance for loan and unfunded lending-related commitment losses as a percentage of nonaccrual loans	359.82%	532.71%	446.78%	332.82%	149.62%
(1)Excludes early buy-out loans guaranteed by U.S. government agencies. Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.
(2)As of December 31, 2022, no TDRs were past due greater than 90 days and still accruing interest. As of December 31, 2021, approximately $320,000 of TDRs were past due greater than 90 days and still accruing interest. No TDRs as of December 31, 2020, and 2019 were past due greater than 90 days and still accruing interest.
(3)Non-accrual loans included TDRs totaling $4.5 million, $11.8 million, $21.2 million and $27.1 million as of December 31, 2022, 2021, 2020, and 2019, respectively.
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

Loan Portfolio Aging

As of December 31, 2023, $69.9 million, or 0.2% of all loans, excluding early buy-out loans guaranteed by U.S. government agencies, were 60 to 89 days (or two payments) past due and $227.6 million, or 0.5%, were 30 to 59 days (or one payment) past due. As of December 31, 2022, $47.9 million, or 0.1%, of all loans, excluding early buy-out loans guaranteed by U.S. government agencies were 60 to 89 days (or two payments) past due and $209.0 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2023 that are current with regard to the contractual terms of the loan agreement represent 98.9% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at December 31, 2023 that are current with regards to the contractual terms of the loan agreements comprise 98.4% of these residential real estate loans outstanding.

For more information regarding delinquent loans as of December 31, 2023, see Note (5) “Allowance for Credit Losses” in Item 8.

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

(In thousands)	2023	2022
Balance at beginning of period	$100,697	$74,438
Additions from becoming non-performing in the respective period	123,377	72,243
Return to performing status	(27,011)	(3,050)
Payments received	(34,063)	(60,936)
Transfers to OREO and other repossessed assets	(8,252)	(9,538)
Charge-offs, net	(16,346)	(6,027)
Net change for niche loans (1)	628	33,567
Balance at period end	$139,030	$100,697
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

The following table sets forth the allocation of the allowance for credit losses by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2023		December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for credit losses allocation:
Commercial	$169,604	30%	$142,769	32%	$119,307	34%	$94,212	37%	$64,920	31%
Commercial real-estate	223,853	27	184,352	25	144,583	26	243,603	26	68,511	30
Home equity	7,116	1	7,573	1	10,699	1	11,437	1	3,878	2
Residential real-estate	13,133	7	11,585	6	8,782	5	12,459	5	9,800	5
Premium finance receivables – property & casualty	12,384	16	9,967	15	15,246	14	17,267	13	8,132	13
Premium finance receivables – life insurance	685	19	704	21	613	20	510	18	1,515	19
Consumer and other	490	0	498	0	423	0	422	0	1,705	0
Total allowance for credit losses	$427,265	100%	$357,448	100%	$299,653	100%	$379,910	100%	$158,461	100%
Allowance category as a percent of total allowance for credit losses:
Commercial	40%		40%		40%		25%		41%
Commercial real-estate	52		52		48		64		43
Home equity	2		2		4		3		3
Residential real-estate	3		3		3		3		6
Premium finance receivables—property & casualty	3		3		5		5		5
Premium finance receivables—life insurance	0		0		0		0		1
Consumer and other	0		0		0		0		1
Total allowance for credit losses	100%		100%		100%		100%		100%

Management determined that the allowance for credit losses was appropriate at December 31, 2023, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the last five fiscal years.

(Dollars in thousands)	2023	2022	2021	2020	2019
Allowance for credit losses at beginning of year	$357,448	$299,653	$379,910	$158,461	$154,164
Cumulative effect adjustment from the adoption of ASU 2016-13	741	—	—	47,344	—
Provision for credit losses	114,531	78,179	(59,280)	214,235	53,864
Initial allowance for credit losses recognized on PCD assets acquired during the period (1)	—	—	470	—	—
Other adjustments	47	(108)	3	179	(21)
Charge-offs:
Commercial	15,713	14,141	20,801	18,293	35,880
Commercial real estate	15,228	1,379	3,293	15,960	5,402
Home equity	227	432	336	2,061	3,702
Residential real estate	192	471	1,082	891	798
Premium finance receivables – property & casualty	21,684	14,240	9,020	15,472	12,902
Premium finance receivables – life insurance	173	35	—	—	—
Consumer and other	595	1,081	487	528	522
Total charge-offs	$53,812	$31,779	$35,019	$53,205	$59,206
Recoveries:
Commercial	2,651	4,748	2,559	5,092	2,845
Commercial real estate	460	701	1,304	1,835	2,516
Home equity	139	319	1,203	528	479
Residential real estate	21	77	330	184	422
Premium finance receivables – property & casualty	4,930	5,522	7,989	5,108	3,203
Premium finance receivables – life insurance	16	—	—	—	—
Consumer and other	93	136	184	149	195
Total recoveries	$8,310	$11,503	$13,569	$12,896	$9,660
Net charge-offs	$(45,502)	$(20,276)	$(21,450)	$(40,309)	$(49,546)
Allowance for credit losses at year end	$427,265	$357,448	$299,653	$379,910	$158,461
Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.10%	0.08%	0.16%	0.12%	0.41%
Commercial real estate	0.14	0.01	0.02	0.17	0.04
Home equity	0.03	0.03	(0.23)	0.33	0.61
Residential real estate	0.01	0.02	0.05	0.06	0.04
Premium finance receivables – property & casualty	0.27	0.16	0.02	0.27	0.30
Premium finance receivables – life insurance	0.00	0.00	—	—	—
Consumer and other	0.60	1.22	0.66	0.52	0.29
Total loans, net of unearned income	0.11%	0.06%	0.06%	0.13%	0.20%
Net charge-offs as a percentage of the provision for credit losses	39.73%	25.94%	NM	18.82%	91.99%
Year-end total loans	$42,131,831	$39,196,485	$34,789,104	$32,079,273	$26,800,290
Allowance for loan losses as a percentage of loans at end of year	0.82%	0.69%	0.71%	1.00%	0.59%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at end of year	1.01	0.91	0.86	1.18	0.59
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at end of year, excluding PPP loans	1.01	0.91	0.88	1.29	0.59
(1)The initial allowance for credit losses on PCD loans acquired during the period measured approximately $2.8 million, of which approximately $2.3 million was charged off related to PCD loans that met the Company’s charge-off policy at the time of acquisition. After considering these loans that were immediately charged off, the net impact of PCD allowance for credit losses at the acquisition date was approximately $470,000 in 2021.

NM—Not Meaningful

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $83.0 million as of December 31, 2023 compared to $87.3 million as of December 31, 2022.

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

Individual Assessment

Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan. In cases in which collectability is not probable, the loan is considered to no longer exhibit shared risk characteristics of a pool and as a result, is individually assessed for allowance for credit losses measurement purposes. If a loan is individually assessed credit risk rating 8 or 9, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for foreclosure-probable and collateral dependent loans, to the fair value of the collateral less the estimated cost to sell, when appropriate under accounting rules. Any shortfall is recorded as a specific reserve within the allowance for credit losses.

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

Potential Problem Loans

Management believes that any loan where there are serious doubts as to the ability of such borrowers to comply with the present loan repayment terms should be identified as a non-performing loan and should be included in the disclosure of “Past Due Loans and Non-Performing Assets.” At end of the periods presented in this Annual Report on Form 10-K, the Company had no potential problem loans not already identified as non-performing.

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

	Years Ended
(In thousands)	December 31,	December 31,
	2023	2022
Balance at beginning of period	$9,900	$4,271
Disposal/resolved	(5,051)	(3,954)
Transfers in at fair value, less costs to sell	8,564	10,018
Fair value adjustments	(104)	(435)
Balance at period end	$13,309	$9,900

	Period End
(In thousands)	December 31,	December 31,
	2023	2022
Residential real estate	$720	$1,585
Commercial real estate	12,589	8,315
Total	$13,309	$9,900

Deposits and Other Funding Sources

Total deposits at December 31, 2023, were $45.4 billion, increasing $2.5 billion, or 6%, compared to the $42.9 billion at December 31, 2022. Average deposit balances in 2023 were $43.3 billion, reflecting an increase of $1.4 billion, or 3%, compared to the average balances in 2022.

The increase in year end and average deposits in 2023 over 2022 is primarily attributable to the Company's increased marketing efforts during 2023 to retain and attract deposits to support continued loan growth, and due to the diversity of our deposit base. The Company has experienced a change in the mix of deposits as non-interest bearing deposits have migrated to interest-bearing products as rates paid on deposits increased substantially in 2023 due to the rise in market rates. Average non-interest bearing deposits decreased $2.6 billion, or 19% in 2023 compared to 2022, with period end balances ending at 23% of total deposits at December 31, 2023, compared to 30% at December 31, 2022.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$11,018,596	25%	$13,667,879	32%	$12,638,518	33%
NOW and interest-bearing demand deposits	5,626,277	13	5,355,077	13	4,029,662	10
Wealth management deposits	1,730,523	4	2,827,497	7	2,361,412	6
Money market accounts	13,665,248	32	12,254,159	29	11,801,788	30
Savings accounts	5,299,205	12	4,014,166	10	3,734,162	10
Time certificates of deposit	5,952,537	14	3,812,148	9	4,447,871	11
Total average deposits	$43,292,386	100%	$41,930,926	100%	$39,013,413	100%

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

Uninsured deposits are estimated based on the methodologies and assumptions used for the Company’s regulatory reporting requirements. In accordance with the instructions described in the FDIC’s July 24, 2023 Financial Institution Letter: Estimated Uninsured Deposits Reporting Expectations, the Company had approximately $15.2 billion of uninsured deposits as of December 31, 2023, of which $2.3 billion were fully collateralized deposits. The net position of $12.9 billion of uninsured and uncollateralized deposits represents approximately 28% of total deposits as of December 31, 2023. The Company had total liquidity sources, including cash and collateralized funding sources of $15.1 billion or approximately 117% of uninsured and uncollateralized deposits as of December 31, 2023.

The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2023		2022
	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total
Federal Home Loan Bank advances	$2,316,722	64%	$1,484,663	56%
Subordinated notes	437,604	12	437,139	16

Notes payable	188,900	5	77,984	3
Short-term borrowings	17,893	0	14,492	1
Other	60,149	2	62,193	2
Secured borrowings	363,173	10	331,151	12
Total other borrowings	630,115	17	485,820	18

Junior subordinated debentures	253,566	7	253,566	10
Total other funding sources	$3,638,007	100%	$2,661,188	100%

FHLB advances provide the banks with access to fixed-rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. FHLB advances to the banks totaled $2.3 billion at December 31, 2023 and $2.3 billion at December 31, 2022. See Note (11) “Federal Home Loan Bank Advances” to the Consolidated Financial Statements in Item 8 for further discussion of the terms of these advances.

Notes payable balances represent the balances on a credit agreement (as amended, the “Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consists of a $200.0 million term loan facility and a $100.0 million revolving credit facility. As of December 31, 2023, the outstanding principal balance under the term loan facility was $171.3 million and there was no outstanding principal balance under the revolving credit facility. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of notes payable.

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. These borrowings totaled $13.4 million and $17.6 million at December 31, 2023 and 2022, respectively. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these secured borrowings under this agreement. At December 31, 2023 and 2022, the translated balance of the secured borrowings totaled $392.5 million and $309.7 million, respectively.

Other borrowings at December 31, 2023 represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70%, and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note relates to and is secured by three office buildings owned by the Company. At December 31, 2023 and 2022, the Fixed-Rate Promissory Note had a balance of $59.2 million and $61.3 million, respectively. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

At December 31, 2023 and 2022, subordinated notes totaled $437.9 million and $437.4 million, respectively. During 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024. See Note (12) “Subordinated Notes” to the Consolidated Financial Statements in Item 8 for further discussion.

The Company had $253.6 million of junior subordinated debentures outstanding as of December 31, 2023 and 2022. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note (14) “Junior Subordinated Debentures” to the Consolidated Financial Statements in Item 8 for further discussion of the Company’s junior subordinated debentures. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in

$245.5 million of the junior subordinated debentures, net of common securities, being included in the Company’s Tier 2 regulatory capital as of December 31, 2023.

Shareholders’ Equity. Total shareholders’ equity was $5.4 billion at December 31, 2023, an increase of $602.7 million from the December 31, 2022 total of $4.8 billion. The increase in 2023 was primarily a result of net income of $622.6 million, $33.5 million of stock-based compensation costs credited to surplus, $35.4 million in net unrealized gains from investment securities, net of tax, $24.7 million of net unrealized gains on cash flow hedges, net of tax, and $6.4 million of foreign currency translation adjustments, net of tax. These increases to total shareholders’ equity were partially offset by common stock dividends of $97.7 million and preferred stock dividends of $28.0 million. See Note (23) “Shareholders’ Equity” to the Consolidated Financial Statements in Item 8 for further discussion of shareholders’ equity.

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

The following table summarizes the capital guidelines for bank holding companies as of December 31, 2023, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2023, 2022 and 2021:

	Minimum Ratios	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized Ratios (2)	2023	2022	2021
Tier 1 Leverage Ratio	4.0%	N/A	N/A	9.3%	8.8%	8.0%
Risk-based capital ratios:
Tier 1 Capital Ratio	6.0	8.50	6.0	10.3	10.0	9.6
Common equity tier 1 capital ratio	4.5	7.00	N/A	9.4	9.1	8.6
Total capital ratio	8.0	10.50	10.0	12.1	11.9	11.6
Other ratios:
Total average equity to total average assets	N/A	N/A	N/A	9.4	9.2	9.2
Dividend payout ratio	N/A	N/A	N/A	16.7	17.0	16.4
(1)Reflects the Capital Conservation Buffer of 2.50%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2023 would exceed such revised well-capitalized standard.

As reflected in the table, each of the Company’s capital ratios at December 31, 2023, exceeded the well-capitalized ratios established by the Federal Reserve. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies. Refer to Note (19) “Regulatory Matters” to the Consolidated Financial Statements in Item 8 for further information on the capital positions of the banks.

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

In January, April, July and October of 2023 and 2022, Wintrust declared a quarterly cash dividend of $0.41 per share and $429.69 per share of Series D and Series E Preferred Stock, respectively.

The payment of common stock dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company’s Series D and Series E Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term credit facilities. Under the terms of these separate revolving and term credit facilities, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2023, Wintrust declared a quarterly cash dividend of $0.40 per common share. In January, April, July and October of 2022, Wintrust declared a quarterly cash dividend of $0.34 per common share. In January of 2024, Wintrust declared a quarterly cash dividend of $0.45 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2023, 2022 and 2021, the subsidiaries paid $360.0 million, $52.0 million and $145.0 million, respectively, in dividends to the Company. As of December 31, 2023, subject to minimum capital requirements at the banks, approximately $941.2 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

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

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In 2023, we managed our liquid assets to ensure that we have the balance sheet strength to serve our clients. As a result, the Company believes that it has sufficient funds and access to funds to meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

	December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Total deposits	$45,397,170	$42,902,544	$42,095,585	$37,092,651	$30,107,138
Brokered Deposits (1)	4,216,718	3,174,093	1,591,083	1,843,227	1,011,404
Brokered deposits as a percentage of total deposits (1)	9.3%	7.4%	3.8%	5.0%	3.4%
(1)Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks and mature within less than one year.

The Company’s banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2023 and 2022, the banks had approximately $6.9 billion and $2.8 billion, respectively, of securities collateralizing public deposits and other liquidity sources. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.

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

Contractual Obligations. Our significant contractual obligations with third parties primarily consist of deposit liabilities and other sources of funding for our businesses, including FHLB advances, subordinated debt, other debt borrowings and junior subordinated debentures. These debt obligations have fixed and determinable contractual repayment dates specific to each type of instrument. Deposit liabilities are primarily due on-demand, with certain time deposits due based on contractual maturities that may exceed one year. Repayment of debt obligations, including junior subordinated debentures, vary based on terms of the underlying debt instrument, with certain debt instruments requiring full repayment of the debt at the respective maturity date and other debt instruments requiring periodic partial repayment over the entire term of the debt instrument. Further information on these debt obligations is included in Notes (10) “Deposits” through (14) “Junior Subordinated Debentures” of the Consolidated Financial Statements in Item 8 of this report.

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

The Company’s other purchase obligations relate to certain contractual cash obligations for acquisition-related contingent costs, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities. In 2023, the Company continued to significantly invest in technology, including enhancements to our customer’s digital experience, and it is subject to additional contractual purchase obligations in furtherance of these efforts.

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

Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2023. Further information on these commitments is included in Note (20) “Commitments and Contingencies” of the Consolidated Financial Statements in Item 8 of this report.

(In thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$4,788,503	$4,105,998	$1,107,542	$491,947	$10,493,990
Residential real estate	222,837	—	—	—	222,837
Revolving home equity lines of credit	845,628	—	—	—	845,628
Letters of credit	273,667	55,990	59,564	315	389,536
Commitments to sell mortgage loans	626,859	—	—	—	626,859

Our remaining commitment to fund community investments totaled $54.0 million, which includes future cash outlays for the construction and development of properties for low-income housing, support for small businesses, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the commitments table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2023, the liability for estimated losses on repurchase and indemnification was approximately $152,000 and was included in other liabilities on the balance sheet.

Forward Looking Statements

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, plans to form additional de novo banks or branch offices, and management’s long-term performance goals, as well as statements relating to the anticipated effects on the Company’s financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors and uncertainties, including those discussed in the Risk Factors and summary thereof disclosed under Item 1A of this Annual Report on 10-K and in any of the Company’s subsequent SEC filings.

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

The Company’s exposure to interest rate risk is reviewed on a regular basis by management and the Risk Management Committees of the boards of directors of the banks and the Company. The objective of the review is to measure the effect on net income and to adjust balance sheet and derivative financial instruments to minimize the inherent risk while at the same time maximize net interest income. While the Company does not believe rapid rate cuts are warranted at this point, we are assuming that there will be three 25 basis point rate cuts starting June 2024. With that assumption our net interest margin should be reasonably stable in a narrow range around the current level for the near term.

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at December 31, 2023 and December 31, 2022 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2023	2.6%	1.8%	0.4%	(0.7)%
December 31, 2022	7.2	3.8	(5.0)	(12.1)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2023	1.6%	1.2%	(0.3)%	(1.5)%
December 31, 2022	5.6	3.0	(2.9)	(6.8)

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

During 2023 and 2022, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2023 or 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for credit losses
Description of the Matter
At December 31, 2023, the Company’s allowance for credit losses (ACL) was $427.6 million. As more fully described in Notes (1) and (5) to the consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual term of the loan. The ACL is measured on a collective or pooled basis when assets share the same risk characteristics or on an individual basis when assets do not share similar risk characteristics. For assets measured on a collective basis, the Company applies modeling methodologies that utilize the Company’s historical loss experience to estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. The historical credit loss experience utilized in the ACL models is adjusted for the Company’s reasonable and supportable economic forecasts. The modeled results are then adjusted for certain qualitative factors. For assets measured on an individual basis, the Company measures the expected losses primarily based on the estimated collateral value.

Auditing management’s estimate of the ACL was especially challenging due to the complexity of the Company’s ACL models, the significant judgment required in establishing management’s reasonable and supportable economic forecasts, and the significant judgment required in developing and applying management’s qualitative factors.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the ACL process, including, among other things, controls over management’s process for the development, operation and monitoring of the ACL models, assessing and challenging the reasonable and supportable economic forecasts, the development and application of qualitative factors, and verifying the completeness and accuracy of key inputs and assumptions used in the ACL models.

To test the Company’s ACL models, we involved our specialists to test a sample of the ACL models by evaluating model methodology, model performance and testing key modeling assumptions. Additionally, we tested the accuracy of data utilized in the models by agreeing key data fields to source documentation and performed targeted re-calculations for a sample of models.

To test the reasonable and supportable economic forecasts, our audit procedures included among others, evaluating the basis of the economic forecast factors utilized by management and testing the completeness and accuracy of data used by management to develop the economic forecasts.
To test the qualitative factors, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether qualitative adjustments to the model outputs were appropriate. We tested the completeness, accuracy and relevance of the underlying data used to estimate the qualitative factors. We evaluated whether qualitative factors were reasonable based on changes in economic conditions and the composition of the loan portfolio.

In addition, we evaluated the overall ACL and whether the ACL appropriately reflects expected lifetime losses in the loan portfolio as of the consolidated balance sheet date. For example, we compared the overall ACL amount to those established by similar banking institutions with similar loan portfolios.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1999.
Chicago, Illinois
February 28, 2024

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except per share data)	2023	2022
Assets
Cash and due from banks	$423,404	$490,908
Federal funds sold and securities purchased under resale agreements	60	58
Interest-bearing deposits with banks	2,084,323	1,988,719
Available-for-sale securities, at fair value	3,502,915	3,243,017
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $347 and $488 at December 31, 2023 and December 31, 2022, respectively ($3.2 billion and $2.9 billion fair value at December 31, 2023 and December 31, 2022, respectively)	3,856,916	3,640,567
Trading account securities	4,707	1,127
Equity securities with readily determinable fair value	139,268	110,365
Federal Home Loan Bank and Federal Reserve Bank stock	205,003	224,759
Brokerage customer receivables	10,592	16,387
Mortgage loans held-for-sale, at fair value	292,722	299,935
Loans, net of unearned income	42,131,831	39,196,485
Allowance for loan losses	(344,235)	(270,173)
Net loans	41,787,596	38,926,312
Premises, software and equipment, net	748,966	764,798
Lease investments, net	281,280	253,928
Accrued interest receivable and other assets	1,551,899	1,391,342
Trade date securities receivable	690,722	921,717
Goodwill	656,672	653,524
Other acquisition-related intangible assets	22,889	22,186
Total assets	$56,259,934	$52,949,649

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$10,420,401	$12,668,160
Interest-bearing	34,976,769	30,234,384
Total deposits	45,397,170	42,902,544
Federal Home Loan Bank advances	2,326,071	2,316,071
Other borrowings	645,813	596,614
Subordinated notes	437,866	437,392
Junior subordinated debentures	253,566	253,566
Accrued interest payable and other liabilities	1,799,922	1,646,624
Total liabilities	50,860,408	48,152,811
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at December 31, 2023 and December 31, 2022	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2023 and December 31, 2022; 61,268,566 shares issued at December 31, 2023 and 60,797,270 shares issued at December 31, 2022	61,269	60,797
Surplus	1,943,806	1,902,474
Treasury stock, at cost, 24,940 shares at December 31, 2023 and 3,262 shares at December 31, 2022	(2,217)	(304)
Retained earnings	3,345,399	2,849,007
Accumulated other comprehensive loss	(361,231)	(427,636)
Total shareholders’ equity	5,399,526	4,796,838
Total liabilities and shareholders’ equity	$56,259,934	$52,949,649

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Interest income
Interest and fees on loans	$2,540,952	$1,507,726	$1,133,528
Mortgage loans held-for-sale	16,791	21,195	32,169
Interest-bearing deposits with banks	78,978	43,447	6,606
Federal funds sold and securities purchased under resale agreements	1,806	4,903	173
Investment securities	238,587	160,600	95,286
Trading account securities	41	22	10
Federal Home Loan Bank and Federal Reserve Bank stock	14,912	8,622	7,067
Brokerage customer receivables	1,047	928	645
Total interest income	2,893,114	1,747,443	1,275,484
Interest expense
Interest on deposits	906,470	175,202	88,119
Interest on Federal Home Loan Bank advances	72,286	30,329	19,581
Interest on other borrowings	35,280	14,294	9,928
Interest on subordinated notes	22,024	22,004	21,983
Interest on junior subordinated debentures	19,190	10,252	10,916
Total interest expense	1,055,250	252,081	150,527
Net interest income	1,837,864	1,495,362	1,124,957
Provision for credit losses	114,390	78,589	(59,263)
Net interest income after provision for credit losses	1,723,474	1,416,773	1,184,220
Non-interest income
Wealth management	130,607	126,614	124,019
Mortgage banking	83,073	155,173	273,010
Service charges on deposit accounts	55,250	58,574	54,168
Gains (losses) on investment securities, net	1,525	(20,427)	(1,059)
Fees from covered call options	21,863	14,133	3,673
Trading gains, net	1,142	3,752	245
Operating lease income, net	53,298	55,510	53,691
Other	87,348	67,724	78,373
Total non-interest income	434,106	461,053	586,120
Non-interest expense
Salaries and employee benefits	748,013	696,107	691,669
Software and equipment	104,632	95,885	87,515
Operating lease equipment	42,363	38,008	40,880
Occupancy, net	77,068	70,965	74,184
Data processing	38,800	31,209	27,279
Advertising and marketing	65,075	59,418	47,275
Professional fees	34,758	33,088	29,494
Amortization of other acquisition-related intangible assets	5,498	6,116	7,734
FDIC insurance	71,102	28,639	27,030
OREO expense, net	(1,528)	(140)	(1,654)
Other	126,718	117,976	101,138
Total non-interest expense	1,312,499	1,177,271	1,132,544
Income before taxes	845,081	700,555	637,796
Income tax expense	222,455	190,873	171,645
Net income	$622,626	$509,682	$466,151
Preferred stock dividends	27,964	27,964	27,964
Net income applicable to common shares	$594,662	$481,718	$438,187
Net income per common share—Basic	$9.72	$8.14	$7.69
Net income per common share—Diluted	$9.58	$8.02	$7.58
Cash dividends declared per common share	$1.60	$1.36	$1.24
Weighted average common shares outstanding	61,149	59,205	56,994
Dilutive potential common shares	938	886	792
Average common shares and dilutive common shares	62,087	60,091	57,786

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net income	$622,626	$509,682	$466,151
Unrealized gains (losses) on available-for-sale securities
Before tax	50,669	(537,602)	(83,199)
Tax effect	(14,455)	143,270	22,152
Net of tax	36,214	(394,332)	(61,047)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	951	439	1,079
Tax effect	(252)	(118)	(290)
Net of tax	699	321	789
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	212	175	241
Tax effect	(57)	(47)	(64)
Net of tax	155	128	177
Net unrealized gains (losses) on available-for-sale securities	35,360	(394,781)	(62,013)
Unrealized gains (losses) on derivative instruments
Before tax	33,512	(26,882)	68,441
Tax effect	(8,844)	7,152	(18,240)
Net unrealized gains (losses) on derivative instruments	24,668	(19,730)	50,201
Foreign currency translation adjustment
Before tax	7,788	(21,781)	620
Tax effect	(1,411)	4,564	(98)
Net foreign currency translation adjustment	6,377	(17,217)	522
Total other comprehensive income (loss)	66,405	(431,728)	(11,290)
Comprehensive income	$689,031	$77,954	$454,861
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2020	$412,500	$58,473	$1,649,990	$(100,363)	$2,080,013	$15,382	$4,115,995
Net income	—	—	—	—	466,151	—	466,151
Other comprehensive loss, net of tax	—	—	—	—		(11,290)	(11,290)
Cash dividends declared on common stock, $1.24 per share	—	—	—	—	(70,663)	—	(70,663)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,966)	—	(27,966)
Common stock repurchased under authorized program	—	—	—	(9,540)	—	—	(9,540)
Stock-based compensation	—	—	16,177	—	—	—	16,177
Common stock issued for:
Exercise of stock options and warrants	—	327	13,708	—	—	—	14,035
Restricted stock awards	—	20	(20)	—	—	—	—
Employee stock purchase plan	—	48	3,277	—	—	—	3,325
Director compensation plan	—	24	2,440	—	—	—	2,464
Balance at December 31, 2021	$412,500	$58,892	$1,685,572	$(109,903)	$2,447,535	$4,092	$4,498,688
Net income	—	—	—	—	509,682	—	509,682
Other comprehensive loss, net of tax	—	—	—	—	—	(431,728)	(431,728)
Cash dividends declared on common stock, $1.36 per share	—	—	—	—	(80,246)	—	(80,246)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,964)	—	(27,964)
Stock-based compensation	—	—	31,748	—	—	—	31,748
Common stock issued for:
New issuances, net of cost	—	1,612	174,214	109,903	—	—	285,729
Exercise of stock options and warrants	—	123	5,067	(304)	—	—	4,886
Restricted stock awards	—	69	(69)	—	—	—	—
Employee stock purchase plan	—	42	3,344	—	—	—	3,386
Director compensation plan	—	59	2,598	—	—	—	2,657
Balance at December 31, 2022	$412,500	$60,797	$1,902,474	$(304)	$2,849,007	$(427,636)	$4,796,838
Cumulative effect adjustment from the adoption of ASU 2022-02 (TDR), net of tax	—	—	—	—	(544)	—	(544)
Net income	—	—	—	—	622,626	—	622,626
Other comprehensive income, net of tax	—	—	—	—	—	66,405	66,405
Cash dividends declared on common stock, $1.60 per share	—	—	—	—	(97,726)	—	(97,726)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,964)	—	(27,964)
Stock-based compensation	—	—	33,495	—	—	—	33,495
Common stock issued for:
Exercise of stock options and warrants	—	56	2,186	—	—	—	2,242
Restricted stock awards	—	307	(307)	(1,913)	—	—	(1,913)
Employee stock purchase plan	—	46	3,283	—	—	—	3,329
Director compensation plan	—	63	2,675	—	—	—	2,738
Balance at December 31, 2023	$412,500	$61,269	$1,943,806	$(2,217)	$3,345,399	$(361,231)	$5,399,526
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022	2021
Operating Activities:
Net income	$622,626	$509,682	$466,151
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	114,390	78,589	(59,263)
Depreciation, amortization and accretion, net	84,764	82,070	101,797
Deferred income tax expense (benefit)	(19,707)	22,057	(2,861)
Stock-based compensation expense	33,495	31,748	16,177
Amortization of premium on securities, net	1,236	2,416	6,391
Accretion of discount and deferred fees on loans, net	(16,943)	(19,565)	(83,434)
Mortgage servicing rights fair value changes	36,209	(36,609)	16,515
Non-designated derivatives fair value changes, net	(3,048)	1,691	(569)
Originations and purchases of mortgage loans held-for-sale	(1,962,205)	(2,799,000)	(6,803,777)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(25,954)	80,158	88
Proceeds from sales of mortgage loans held-for-sale	1,963,214	3,146,442	7,441,705
Bank owned life insurance (“BOLI”) (gains) losses	(4,575)	806	(5,812)
Increase in trading securities, net	(3,580)	(66)	(390)
Decrease (increase) in brokerage customer receivables, net	5,795	9,681	(8,632)
Gains on mortgage loans sold	(37,738)	(43,391)	(214,085)
Gains on premium financing receivables sold	(890)	—	—
(Gains) losses on investment securities, net, and dividend reinvestment on equity securities	(1,525)	20,427	1,059
Losses (gains) on sales of premises and equipment, net, and sale of related deposit liabilities	1,290	2,845	(3,614)
Gains on sales and fair value adjustments of other real estate owned, net	(1,656)	(792)	(2,792)
(Increase) decrease in accrued interest receivable and other assets, net	(205,428)	(91,585)	187,743
Increase in accrued interest payable and other liabilities, net	164,606	377,396	78,475
Net Cash Provided by Operating Activities	744,376	1,375,000	1,130,872
Investing Activities:
Proceeds from payments, maturities, calls and sales of available-for-sale securities	2,266,179	386,259	1,482,353
Proceeds from payments, maturities and calls of held-to-maturity securities	191,421	210,958	307,971
Proceeds from sales of equity securities with readily determinable fair value	23,592	31,753	9,759
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	67	1,330	2,685
Purchases of available-for-sale securities	(2,244,564)	(2,762,171)	(842,170)
Purchases of held-to-maturity securities	(408,917)	(910,964)	(2,873,691)
Purchases of equity securities with readily determinable fair value	(47,454)	(59,495)	(9,060)
Purchases of equity securities without readily determinable fair value	(10,450)	(17,429)	(9,265)
Redemptions (purchases) of FHLB and FRB stock, net	19,756	(89,381)	210
Distributions from (contributions to) investments in partnerships, net	7,476	4,765	(2,107)
Net cash paid in business combinations	(5,147)	—	(585,402)
Proceeds from sales of premium financing receivables, net	405,560	—	—
Proceeds from sale of other real estate owned	5,051	3,954	16,927
Decrease (increase) in securities purchased under resale agreements with terms exceeding three months, net	—	700,000	(700,000)
(Increase) decrease in interest-bearing deposits with banks, net	(91,251)	3,382,366	(569,205)
Increase in loans, net	(3,303,303)	(4,320,225)	(2,101,121)
Redemption of BOLI	574	960	332
Purchases of premises and equipment, net	(46,406)	(53,449)	(57,075)
Net Cash Used for Investing Activities	(3,237,816)	(3,490,769)	(5,928,859)
Financing Activities:
Increase in deposit accounts, net	2,494,619	806,947	5,006,801
Increase (decrease) in other borrowings, net	40,670	125,135	(27,784)
Increase in Federal Home Loan Bank advances, net	10,000	1,075,000	12,629
Cash payments to settle contingent consideration liabilities recognized in business combinations	(57)	—	(16,583)
Proceeds from common stock offering, net	—	285,729	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and director compensation plan	8,309	11,233	19,824
Common stock repurchases under authorized program	—	—	(9,540)
Common stock repurchases for tax withholdings related to stock-based compensation	(1,913)	(304)	—
Dividends paid	(125,690)	(108,210)	(98,629)
Net Cash Provided by Financing Activities	2,425,938	2,195,530	4,886,718
Net (Decrease) Increase in Cash and Cash Equivalents	(67,502)	79,761	88,731
Cash and Cash Equivalents at Beginning of Period	490,966	411,205	322,474
Cash and Cash Equivalents at End of Period	$423,464	$490,966	$411,205
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,026,311	$239,209	$156,868
Income taxes, net	231,653	153,499	178,575
Business combinations:
Fair value of assets acquired, including cash and cash equivalents	23,669	—	591,409
Value ascribed to goodwill and other intangible assets	8,822	—	9,275
Fair value of liabilities assumed	12,468	—	6,007
Non-cash activities
Transfer to other real estate owned from loans	8,564	10,018	5,837
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

Cash Equivalents

For purposes of the consolidated statements of cash flows, Wintrust considers cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less, to be cash equivalents. There were no securities sold under agreements to repurchase with original maturities exceeding three months at December 31, 2023.

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

Subsequent to classification at the time of purchase, the Company may transfer debt securities between trading, held-to-maturity, or available-for-sale. For debt securities transferred to trading, the current unrealized gain or loss at the date of transfer, net of related taxes, is immediately recognized in earnings. Debt securities transferred from trading to either held-to-maturity or available-for-sale have already recognized any unrealized gain or loss into earnings and this amount is not reversed. Unrealized gains or losses, net related taxes, for available-for-sale debt securities transferred to held-to-maturity remain as a separate component of other comprehensive income and an offsetting discount or premium is included in the amortized cost of the held-to-maturity debt security. These amounts are amortized over the remaining life of the debt security in equal and offsetting amounts. Unrealized gains or losses for held-to-maturity debt securities transferred to available-for-sale are recognized at the transfer date as a separate component of other comprehensive income, net of related taxes.

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

Leases classified as direct financing leases are included within lease loans, net of unearned income, for financial statement purposes. Direct financing leases are stated as the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income. Unearned lease income on direct financing leases is recognized over the term of the leases using the effective interest method.

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

Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are considered when the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancellable.

Financial assets that do not share similar risk characteristics with any pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including substandard non-accrual assets. If an individual asset is removed from a pool, the allowance for credit losses for such pool will be measured without considering the removed asset. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. On January 1, 2023, the Company adopted ASU 2022-02 using a modified retrospective approach. As a result, financial assets that were restructured prior to adoption are no longer considered troubled debt restructurings (“TDRs”). Prior to the adoption, for certain accruing current and expected TDRs, expected credit losses were measured based upon the present value of future cash flows of the modified asset terms compared to the amortized cost of the asset.

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

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets in the Consolidated Statements of Condition. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for credit losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount, limited to the initial fair value recorded at the date of transfer, and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2023 and 2022, other real estate owned totaled $13.3 million and $9.9 million, respectively.

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

Bank-Owned Life Insurance ("BOLI")

The Company maintains BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets in the Consolidated Statements of Condition. Changes in the cash surrender values are included in non-interest income. At December 31, 2023 and 2022, BOLI totaled $160.2 million and $157.3 million, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale debt securities, net of deferred taxes, changes in deferred unrealized gains and losses on investment securities transferred from available-for-sale debt securities to held-to-maturity debt securities, net of deferred taxes, adjustments related to cash flow hedges, net of deferred taxes, and foreign currency translation adjustments, net of deferred taxes. The Company has a policy for releasing the income tax effects from accumulated other comprehensive income using an individual security approach.

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

Accounting Pronouncements and Other Regulatory Rules Newly Adopted

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

In December 2022, the FASB issued ASU No. 2022-06 “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848,” which updated the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities would no longer be permitted to apply the relief in Topic 848. The objective of Topic 848 is to provide relief during the temporary transition period, thus, the FASB included a sunset provision within Topic 848 based on expectations of when LIBOR would cease being published. This guidance was effective upon issuance and can be applied prospectively, with certain exceptions, through December 31, 2024. The Company expects that adoption of this standard on activities subsequent to December 31, 2023 will not have a material impact on the consolidated financial statements.

The amendments in ASU No. 2020-04, ASU No. 2021-01, and ASU No. 2022-06 apply only to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. Therefore, in accordance with the FASB, as well as federal and state banking regulators’ “Interagency Policy Statement on Reference Rates for Loans” guidance, the Company has discontinued use of USD LIBOR in new contracts and continues to monitor efforts and evaluate the impact of reference rate reform on its consolidated financial statements. As of December 31, 2023, the Company has mitigated its remaining USD LIBOR exposure, with any outstanding or committed exposures being proactively moved to an alternative rate or falling back per the terms of the contract or as per the Adjustable Interest Rate (LIBOR) Act (“AIRLA”).

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

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which eliminates the separate recognition and measurement guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty, and requiring entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. The Company adopted ASU No. 2022-02 as of January 1, 2023. Guidance was adopted under a modified retrospective approach and, at January 1, 2023, the Company recognized a cumulative-effect adjustment to the allowance for loan losses of $741,000 representing the change in methodology of estimating expected credit losses for loans previously classified as TDRs. This amount increased the allowance for loan losses, presented separately on the Company’s Consolidated Statements of Condition, with an offsetting adjustment recorded directly to retained earnings, net of taxes.

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

Cybersecurity Disclosure Enhancements

In July 2023, the SEC issued a final rule on “Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure,” which provides new enhanced and standardized disclosure requirements for registrants regarding the timing and description of material cyber incidents. The ruling also expands disclosures by requiring registrants to periodically disclose management’s role and processes in assessing, identifying, and managing material cybersecurity risks. The Company adopted an updated incident evaluation approach to facilitate the Company’s ability to make a timely materiality determination and disclosure in the event of a cyber incident. The SEC ruling is applicable to fiscal years ending on or after December 15, 2023. The Company adopted this guidance in conjunction with the issuance of 2023 Form 10-K and adoption did not have a material impact on the Company’s consolidated financial statements.

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

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to enhance public entity disclosures regarding significant segment expenses which are regularly reported to an entity’s chief operating decision-maker (“CODM”) and included in a segment’s reported profit or loss. This ASU requires disclosure of the amount and composition of “other segment items”, the title and position of the CODM, and how the CODM uses reported measures of profit or loss to assess segment performance. Further, the guidance requires certain segment disclosures previously provided only annually, on an interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance is to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. This ASU requires annually that all entities disclose increasingly disaggregated information on amount of income taxes paid. Further, this ASU requires annually that all public entities must disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. This guidance is effective for fiscal years beginning after December 15, 2024 and is to be applied either on prospective basis or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Investment Securities

A summary of the available-for-sale and held-to-maturity investment securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2023 and 2022 is as follows:

	December 31, 2023				December 31, 2022
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$6,960	$8	$—	$6,968	$14,943	$5	$—	$14,948
U.S. government agencies	50,000	—	(4,876)	45,124	80,000	36	(5,814)	74,222
Municipal	144,299	657	(3,998)	140,958	173,861	230	(5,436)	168,655
Corporate notes:
Financial issuers	83,996	—	(8,456)	75,540	93,994	—	(9,291)	84,703
Other	1,000	—	(9)	991	1,000	2	—	1,002
Mortgage-backed: (1)
Residential mortgage-backed securities	3,505,012	1,392	(446,784)	3,059,620	3,308,494	238	(488,795)	2,819,937
Commercial (multi-family) mortgage-baked securities	13,201	68	(289)	12,980	—	—	—	—
Collateralized mortgage obligations	175,346	1,400	(16,012)	160,734	97,342	—	(17,792)	79,550
Total available-for-sale securities	$3,979,814	$3,525	$(480,424)	$3,502,915	$3,769,634	$511	$(527,128)	$3,243,017
Held-to-maturity securities
U.S. government agencies	$336,468	$—	$(67,058)	$269,410	$339,614	$—	$(75,293)	$264,321
Municipal	172,933	565	(3,778)	169,720	179,027	477	(4,066)	175,438
Mortgage-backed: (1)
Residential mortgage-backed securities	3,042,828	1,922	(549,265)	2,495,485	2,900,031	—	(583,682)	2,316,349
Commercial (multi-family) mortgage-backed securities	6,415	—	(184)	6,231	—	—	—	—
Collateralized mortgage obligations	241,075	978	(21,502)	220,551	164,151	—	(23,322)	140,829
Corporate notes	57,544	7	(3,480)	54,071	58,232	—	(5,348)	52,884
Total held-to-maturity securities	$3,857,263	$3,472	$(645,267)	$3,215,468	$3,641,055	$477	$(691,711)	$2,949,821
Less: Allowance for credit losses	(347)				(488)
Held-to-maturity securities, net of allowance for credit losses	$3,856,916				$3,640,567
Equity securities with readily determinable fair value	$143,312	$3,500	$(7,544)	$139,268	$115,552	$2,935	$(8,122)	$110,365
(1)None of our mortgage-backed securities are subprime.

Equity securities without readily determinable fair values totaled $60.0 million as of December 31, 2023 and $43.8 million as of December 31, 2022. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward and no downward adjustments related to such observable price changes in 2023 or 2022. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such equity securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the years ended December 31, 2023 and December 31, 2022, the Company recorded $688,000 and $12.2 million, respectively, of impairment of equity securities without readily determinable fair values.

The following tables present the portion of the Company’s available-for-sale investment securities portfolios which had gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022, respectively:

As of December 31, 2023	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. government agencies	$—	$—	$45,124	$(4,876)	$45,124	$(4,876)
Municipal	36,519	(513)	58,216	(3,485)	94,735	(3,998)
Corporate notes:
Financial issuers	—	—	75,540	(8,456)	75,540	(8,456)
Other	991	(9)	—	—	991	(9)
Mortgage-backed: (1)
Residential mortgage-backed securities	333,879	(1,170)	2,374,724	(445,614)	2,708,603	(446,784)
Commercial (multi-family) mortgage backed securities	9,953	(289)	—	—	9,953	(289)
Collateralized mortgage obligations	—	—	75,101	(16,012)	75,101	(16,012)
Total available-for-sale securities	$381,342	$(1,981)	$2,628,705	$(478,443)	$3,010,047	$(480,424)
(1)None of our mortgage-backed securities are subprime.

As of December 31, 2022	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. government agencies	$36,750	$(3,250)	$7,436	$(2,564)	$44,186	$(5,814)
Municipal	88,433	(1,997)	41,642	(3,439)	130,075	(5,436)
Corporate notes:
Financial issuers	14,420	(580)	70,283	(8,711)	84,703	(9,291)
Other	—	—	—	—	—	—
Mortgage-backed: (1)
Mortgage-backed securities	1,185,885	(99,494)	1,578,200	(389,301)	2,764,085	(488,795)
Collateralized mortgage obligations	2,690	(190)	76,860	(17,602)	79,550	(17,792)
Total available-for-sale securities	$1,328,178	$(105,511)	$1,774,421	$(421,617)	$3,102,599	$(527,128)
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

The Company does not consider available-for-sale securities with unrealized losses at December 31, 2023 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at December 31, 2023 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (5) “Allowance for Credit Losses” for further discussion regarding any credit losses associated with held-to-maturity securities at December 31, 2023.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Realized gains on investment securities	$1,136	$461	$1,252
Realized losses on investment securities	(71)	(22)	(173)
Net realized gains on investment securities	1,065	439	1,079

Unrealized gains on equity securities with readily determinable fair value	5,428	1,154	2,688
Unrealized losses on equity securities with readily determinable fair value	(4,280)	(9,862)	(2,411)
Net unrealized gains (losses) on equity securities with readily determinable fair value	1,148	(8,708)	277

Upward adjustments of equity securities without readily determinable fair values	—	—	—
Downward adjustments of equity securities without readily determinable fair values	—	—	—
Impairment of equity securities without readily determinable fair values	(688)	(12,158)	(2,415)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(688)	(12,158)	(2,415)
Gains (losses) on investment securities, net	$1,525	$(20,427)	$(1,059)

Proceeds from sales of equity securities with readily determinable fair value	$23,592	$31,753	$9,759
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	67	1,330	2,685

Net gains/losses on investment securities resulted in income tax expense (benefit) of $403,000, $(5.4) million and $(282,000) in 2023, 2022 and 2021, respectively.

The amortized cost and fair value of investment securities as of December 31, 2023 and December 31, 2022, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2023		December 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$53,162	$52,945	$119,830	$119,275
Due in one to five years	132,348	123,985	63,644	61,701
Due in five to ten years	82,040	76,869	115,734	105,076
Due after ten years	18,705	15,782	64,590	57,478
Mortgage-backed	3,693,559	3,233,334	3,405,836	2,899,487
Total available-for-sale securities	$3,979,814	$3,502,915	$3,769,634	$3,243,017
Held-to-maturity securities
Due in one year or less	$5,169	$5,142	$1,340	$1,332
Due in one to five years	109,602	105,835	94,705	89,093
Due in five to ten years	99,700	98,718	115,318	113,758
Due after ten years	352,474	283,506	365,510	288,460
Mortgage-backed	3,290,318	2,722,267	3,064,182	2,457,178
Total held-to-maturity securities	$3,857,263	$3,215,468	$3,641,055	$2,949,821
Less: Allowance for credit losses	(347)		(488)
Held-to-maturity securities, net of allowance for credit losses	$3,856,916		$3,640,567

At December 31, 2023 and December 31, 2022, securities having a carrying value of $6.9 billion and $2.8 billion, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2023, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Balance:
Commercial	$12,832,053	$12,549,164
Commercial real estate	11,344,164	9,950,947
Home equity	343,976	332,698
Residential real estate	2,769,666	2,372,383
Premium finance receivables—property & casualty	6,903,529	5,849,459
Premium finance receivables—life insurance	7,877,943	8,090,998
Consumer and other	60,500	50,836
Total loans, net of unearned income	$42,131,831	$39,196,485
Mix:
Commercial	30%	32%
Commercial real estate	27	25
Home equity	1	1
Residential real estate	7	6
Premium finance receivables—property & casualty	16	15
Premium finance receivables—life insurance	19	21
Consumer and other	0	0
Total loans, net of unearned income	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $285.4 million and $224.5 million at December 31, 2023 and 2022, respectively.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $84.2 million at December 31, 2023 and $71.8 million at December 31, 2022.

Certain real estate loans, including mortgage loans held-for-sale, commercial, consumer, and home equity loans with balances totaling approximately $21.1 billion and $8.2 billion at December 31, 2023 and 2022, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2023, approximately $12.8 billion of these pledged loans are included in a pledge of qualifying loans to the FHLB. The remaining $8.3 billion of pledged loans was used to secure potential borrowings at the FRB discount window. At December 31, 2023 and 2022, the banks had outstanding borrowings of $2.3 billion from the FHLB in connection with these collateral arrangements. See Note (11) “Federal Home Loan Bank Advances” for a summary of these borrowings.

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

Premium finance receivables: The Company makes loans to finance insurance premiums related to property and casualty insurance policies. The loans are indirectly originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of fraud.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such, accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company’s financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company’s Consolidated Statements of Condition and totaled $304.5 million at December 31, 2023 and $214.0 million at December 31, 2022.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at December 31, 2023 and 2022.

As of December 31, 2023 (In thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (includes PCD):
Commercial	$38,940	$98	$19,488	$85,743	$12,687,784	$12,832,053
Commercial real estate:
Construction and development	2,205	—	251	1,343	2,080,242	2,084,041
Non-construction	33,254	—	8,264	19,291	9,199,314	9,260,123
Home equity	1,341	—	62	2,263	340,310	343,976
Residential real estate loans, excluding early buy-out loans	15,391	—	2,325	22,942	2,578,425	2,619,083
Premium finance receivables
Property & casualty insurance loans	27,590	20,135	23,236	50,437	6,782,131	6,903,529
Life insurance loans	—	—	16,206	45,464	7,816,273	7,877,943
Consumer and other	22	54	25	165	60,234	60,500
Total loans, net of unearned income, excluding early buy-out loans	$118,743	$20,287	$69,857	$227,648	$41,544,713	$41,981,248
Early buy-out loans guaranteed by U.S. government agencies (1)	—	57,688	250	328	92,317	150,583
Total loans, net of unearned income	$118,743	$77,975	$70,107	$227,976	$41,637,030	$42,131,831

As of December 31, 2022 (In thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (includes PCD):
Commercial	$35,579	$462	$21,128	$56,696	$12,435,299	$12,549,164
Commercial real estate
Construction and development	416	—	361	14,390	1,471,763	1,486,930
Non-construction	5,971	—	1,883	16,285	8,439,878	8,464,017
Home equity	1,487	—	—	2,152	329,059	332,698
Residential real estate loans, excluding early buy-out loans	10,171	—	4,364	9,982	2,183,078	2,207,595
Premium finance receivables
Property & casualty insurance loans	13,470	15,841	14,926	40,557	5,764,665	5,849,459
Life insurance loans	—	17,245	5,260	68,725	7,999,768	8,090,998
Consumer and other	6	49	18	224	50,539	50,836
Total loans, net of unearned income, excluding early buy-out loans	$67,100	$33,597	$47,940	$209,011	$38,674,049	$39,031,697
Early buy-out loans guaranteed by U.S. government agencies (1)	31,279	47,450	984	1,584	83,491	164,788
Total loans, net of unearned income	$98,379	$81,047	$48,924	$210,595	$38,757,540	$39,196,485
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at December 31, 2023:

As of December 31, 2023	Year of Origination							Revolving	Total
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$2,759,782	$2,130,216	$1,533,575	$649,008	$352,589	$933,178	$3,849,975	$7,517	$12,215,840
Special mention	31,825	66,245	85,651	17,690	15,412	7,022	101,925	1,420	327,190
Substandard accrual	30,484	41,655	23,049	4,469	8,005	38,125	103,405	891	250,083
Substandard nonaccrual/doubtful	13,297	7,598	5,621	2,800	1,510	6,866	1,200	48	38,940
Total commercial, industrial and other	$2,835,388	$2,245,714	$1,647,896	$673,967	$377,516	$985,191	$4,056,505	$9,876	$12,832,053
Construction and development
Pass	$335,521	$851,469	$443,239	$163,025	$85,644	$83,050	$22,219	$361	$1,984,528
Special mention	—	—	18,641	—	—	180	—	—	18,821
Substandard accrual	251	2,504	—	2,375	49,183	24,174	—	—	78,487
Substandard nonaccrual/doubtful	—	—	—	—	—	2,205	—	—	2,205
Total construction and development	$335,772	$853,973	$461,880	$165,400	$134,827	$109,609	$22,219	$361	$2,084,041
Non-construction
Pass	$1,501,555	$1,828,359	$1,363,081	$954,632	$745,089	$2,373,611	$188,998	$2,202	$8,957,527
Special mention	9,343	20,721	41,766	19,585	22,496	41,796	—	1,435	157,142
Substandard accrual	1,189	1,462	3,005	20,696	26,954	58,894	—	—	112,200
Substandard nonaccrual/doubtful	952	504	383	785	387	30,243	—	—	33,254
Total non-construction	$1,513,039	$1,851,046	$1,408,235	$995,698	$794,926	$2,504,544	$188,998	$3,637	$9,260,123
Home equity
Pass	$—	$57	$—	$45	$92	$6,416	$320,941	$2,172	$329,723
Special mention	—	225	63	—	67	1,667	2,914	—	4,936
Substandard accrual	—	105	—	—	—	5,909	1,048	914	7,976
Substandard nonaccrual/doubtful	—	181	77	110	16	774	93	90	1,341
Total home equity	$—	$568	$140	$155	$175	$14,766	$324,996	$3,176	$343,976
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$1,470	$2,806	$4,516	$8,034	$14,980	$118,777	$—	$—	$150,583
Pass	470,659	836,948	777,456	214,640	109,466	169,888	—	—	2,579,057
Special mention	1,470	3,541	1,036	1,323	736	4,572	—	—	12,678
Substandard accrual	924	3,706	1,261	1,040	472	4,554	—	—	11,957
Substandard nonaccrual/doubtful	100	2,280	4,517	805	1,507	6,182	—	—	15,391
Total residential real estate	$474,623	$849,281	$788,786	$225,842	$127,161	$303,973	$—	$—	$2,769,666
Premium finance receivables - property & casualty
Pass	$6,758,490	$—	$15,119	$1,873	$1	$—	$—	$—	$6,775,483
Special mention	96,875	314	102	—	—	—	—	—	97,291
Substandard accrual	2,540	621	3	1	—	—	—	—	3,165
Substandard nonaccrual/doubtful	23,047	4,487	54	2	—	—	—	—	27,590
Total premium finance receivables - property & casualty	$6,880,952	$5,422	$15,278	$1,876	$1	$—	$—	$—	$6,903,529
Premium finance receivables - life
Pass	$403,756	$673,757	$878,027	$1,067,781	$910,951	$3,943,671	$—	$—	$7,877,943
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$403,756	$673,757	$878,027	$1,067,781	$910,951	$3,943,671	$—	$—	$7,877,943
Consumer and other
Pass	$3,531	$1,362	$853	$93	$340	$11,630	$42,515	$—	$60,324
Special mention	8	10	—	—	—	79	3	—	100
Substandard accrual	2	8	—	—	—	32	12	—	54
Substandard nonaccrual/doubtful	9	9	4	—	—	—	—	—	22
Total consumer and other	$3,550	$1,389	$857	$93	$340	$11,741	$42,530	$—	$60,500
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$1,470	$2,806	$4,516	$8,034	$14,980	$118,777	$—	$—	$150,583

Pass	12,233,294	6,322,168	5,011,350	3,051,097	2,204,172	7,521,444	4,424,648	12,252	40,780,425
Special mention	139,521	91,056	147,259	38,598	38,711	55,316	104,842	2,855	618,158
Substandard accrual	35,390	50,061	27,318	28,581	84,614	131,688	104,465	1,805	463,922
Substandard nonaccrual/doubtful	37,405	15,059	10,656	4,502	3,420	46,270	1,293	138	118,743
Total loans	$12,447,080	$6,481,150	$5,201,099	$3,130,812	$2,345,897	$7,873,495	$4,635,248	$17,050	$42,131,831
Gross write offs
Three months ended December 31, 2023	$7,318	$1,853	$1,566	$5,825	$762	$144	$—	$—	$17,468
Twelve months ended December 31, 2023	19,044	10,204	4,340	11,356	6,444	2,424	—	—	53,812

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

As of December 31, 2023	Year of Origination						Total
(In thousands)	2023	2022	2021	2020	2019	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$156,875	$147,810	$25,000	$4,000	$2,783	$336,468
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$—	$156,875	$147,810	$25,000	$4,000	$2,783	$336,468
Municipal
1-4 internal grade	$4,176	$1,038	$6,909	$259	$611	$159,940	$172,933
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$4,176	$1,038	$6,909	$259	$611	$159,940	$172,933
Mortgage-backed securities
1-4 internal grade	$382,825	$574,935	$2,332,558	$—	$—	$—	$3,290,318
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$382,825	$574,935	$2,332,558	$—	$—	$—	$3,290,318
Corporate notes
1-4 internal grade	$—	$14,966	$—	$6,007	$7,226	$29,345	$57,544
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$14,966	$—	$6,007	$7,226	$29,345	$57,544
Total held-to-maturity securities							$3,857,263
Less: Allowance for credit losses							(347)
Held-to-maturity securities, net of allowance for credit losses							$3,856,916

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

	December 31,	December 31,
(In thousands)	2023	2022
Allowance for loan losses	$344,235	$270,173
Allowance for unfunded lending-related commitments losses	83,030	87,275
Allowance for loan losses and unfunded lending-related commitments losses	427,265	357,448
Allowance for held-to-maturity securities losses	347	488
Allowance for credit losses	$427,612	$357,936

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral, adjusted for selling costs, if appropriate. Underlying collateral across the Company’s segments consist primarily of real estate, land and construction assets, as well as general business assets of the borrower. As of December 31, 2023, excluding loans carried at fair value, substandard nonaccrual loans totaling $38.1 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of the activity in the allowance for credit losses by loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses) for the years ended December 31, 2023 and 2022 is as follows:

Year Ended December 31, 2023 (In thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$142,769	$184,352	$7,573	$11,585	$10,671	$498	357,448
Cumulative effect adjustment from the adoption of ASU 2022-02	111	1,356	(33)	(692)	—	(1)	741
Other adjustments	—	—	—	—	47	—	47
Charge-offs	(15,713)	(15,228)	(227)	(192)	(21,857)	(595)	(53,812)
Recoveries	2,651	460	139	21	4,946	93	8,310
Provision for credit losses	39,786	52,913	(336)	2,411	19,262	495	114,531
Allowance for credit losses at period end	$169,604	$223,853	$7,116	$13,133	$13,069	$490	$427,265
By measurement method:
Individually evaluated for impairment	$17,589	$3,150	$—	$135	$—	$11	$20,885
Collectively evaluated for impairment	152,015	220,703	7,116	12,998	13,069	479	406,380
Loans at period end:
Individually evaluated for impairment	$38,940	$35,459	$1,341	$15,391	$—	$22	$91,153
Collectively evaluated for impairment	12,793,113	11,308,705	342,635	2,599,014	14,781,472	60,478	41,885,417
Loans held at fair value	—	—	—	155,261	—	—	155,261

Year Ended December 31, 2022 (In thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$119,307	$144,583	$10,699	$8,782	$15,859	$423	$299,653
Other adjustments	—	—	—	—	(108)	—	(108)
Charge-offs	(14,141)	(1,379)	(432)	(471)	(14,275)	(1,081)	(31,779)
Recoveries	4,748	701	319	77	5,522	136	11,503
Provision for credit losses	32,855	40,447	(3,013)	3,197	3,673	1,020	78,179
Allowance for loan losses at period end	$142,769	$184,352	$7,573	$11,585	$10,671	$498	357,448
By measurement method:
Individually evaluated for impairment	$5,973	$61	$50	$715	$—	$—	$6,799
Collectively evaluated for impairment	136,796	184,291	7,523	10,870	10,671	498	350,649
Loans at period end:
Individually evaluated for impairment	$38,042	$21,435	$10,351	$20,300	$—	$69	$90,197
Collectively evaluated for impairment	12,511,122	9,929,512	322,347	2,172,151	13,940,457	50,767	38,926,356
Loan held at fair value	—	—	—	179,932	—	—	179,932

For the year ending December 31, 2023, the Company recognized an approximately $114.5 million provision for credit losses related to loans and lending agreements, including an approximately $52.9 million provision for credit losses related to the commercial real estate portfolio. The increased provision was primarily the result of changes in the macroeconomic forecast, specifically the Company’s macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index primarily impacting the commercial real estate portfolio and Baa corporate credit spreads) as well as growth experienced by the Company in 2023 in various loan portfolios. While uncertainties remain regarding expected economic performance, macroeconomic forecasts as of December 31, 2023 assume that the impact of those uncertainties is more severe compared to that assumed at December 31, 2022. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, loan risk rating migration and net charge-offs in 2023 totaled $45.5 million.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Statements of Condition. For the years ended December 31, 2023 and December 31, 2022, the Company recognized approximately a negative $141,000 and $410,000, respectively, of provision for credit losses related to held-to-maturity securities. At December 31, 2023 and December 31, 2022, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At December 31, 2023, the Company had $720,000 of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $53.3 million and $59.5 million at December 31, 2023 and 2022, respectively.

The table below presents a summary of the balance immediately following the modification of loans to borrowers experiencing financial difficulties during the year ended December 31, 2023:

Year Ended December 31, 2023 (Dollars in thousands)	Total (1)		Percentage of Total Class of Loan	Extension of Term (1)	Reduction of Interest Rate (1)	Delay in Contractual Payments (1)	Extension of Term and Reduction of Interest Rate (1)
Commercial
Commercial, industrial and other	$41,223		0.3%	$3,367	$314	$37,069	$473
Commercial real estate
Construction	2,504		0.1	—	—	—	2,504
Non-construction	6,980		0.1	467	827	1,310	4,376
Home equity	702		0.2	203	—	—	499
Residential real estate	2,113		0.1	1,537	271	—	305
Premium finance receivables
Property and casualty insurance loans	129		0.0	62	59	—	8
Total loans	$53,651		0.1%	$5,636	$1,471	$38,379	$8,165

Weighted average magnitude of modifications:
Duration of extension of term	28 months
Reduction of interest rate	198	bps
Duration of delayed contractual payment terms	16 months
(1)Balances represent the recorded investment in the loan at the time of the restructuring.

The following table presents a summary of all loans for borrowers experiencing financial difficulties modified during the year ended December 31, 2023, and such loans that were in payment default under the restructured terms during the year ended December 31, 2023:

(Dollars in thousands)	As of December 31, 2023	Year Ended December 31, 2023
	Total (2)	Payments in Default (1)(2)
Commercial
Commercial, industrial and other	$41,223	$19,361
Commercial real estate
Construction	2,504	2,504
Non-construction	6,980	4,851
Home equity	702	203
Residential real estate	2,113	767
Premium finance receivables
Property and casualty insurance loans	129	129
Total loans	$53,651	$27,815
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

At December 31, 2022, the Company had $41.1 million in loans modified in TDRs. The $41.1 million in TDRs represented 191 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2022 and 2021 which represent TDRs:

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

During the year ended December 31, 2022, $13.4 million, or 40 loans, were determined to be TDRs, compared to $13.9 million, or 64 loans, in the year ended December 31, 2021. Of these loans extended at below market terms, the weighted average extension had a term of approximately 69 months in 2022 compared to 83 months in 2021. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 88 basis points, compared to 137 basis points during the years ended December 31, 2022 and 2021, respectively. Interest-only payment terms were approximately eight months during the year ended 2022 compared to three months and for the year ended 2021. Additionally, no principal balances were forgiven on the loans noted above in 2022 and 2021.

The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2022 and 2021, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(In thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$468	2	$185	16	$5,074	1	$199
Commercial real-estate
Non-construction	3	8,833	—	—	5	2,944	3	2,276
Residential real estate and other	32	4,076	3	524	43	5,851	2	116
Total loans	40	$13,377	5	$709	64	$13,869	6	$2,591
(1)Total TDRs represent all loans restructured in TDRs during the year indicated.
(2)TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.
(3)Balances represent the recorded investment in the loan at the time of the restructuring.

(6) Mortgage Servicing Rights (“MSRs”)

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2023, 2022 and 2021:

	December 31,	December 31,	December 31,
(In thousands)	2023	2022	2021
Fair value at beginning of year	$230,225	$147,571	$92,081
Additions from loans sold with servicing retained	28,610	46,221	72,754
Servicing rights sold	(30,170)	—	—
Estimate of changes in fair value due to:
Early buyout options (“EBO”) exercised	48	(176)	(749)
Payoffs and paydowns	(17,108)	(23,455)	(34,788)
Changes in valuation inputs or assumptions	(19,149)	60,064	18,273
Fair value at end of year	$192,456	$230,225	$147,571
Unpaid principal balance of mortgage loans serviced for others	$12,007,165	$14,052,596	$13,126,254

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

The estimation of fair value related to MSRs is partly impacted by the Company exercising its EBO on eligible loans previously sold to the GNMA. Under such optional repurchase program, financial institutions acting as servicers are allowed to buy back from the securitized loan pool individual delinquent mortgage loans meeting certain criteria for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. At the time of such repurchase, any MSR value related to such loans is derecognized.

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

Periodically the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of December 31, 2023 and December 31, 2022, see Note (21) “Derivative Financial Instruments” in Item 8 of this report.

(7) Business Combinations

On April 3, 2023, the Company completed its acquisition of Rothschild & Co Asset Management US Inc. and Rothschild & Co Risk Based Investments LLC from Rothschild & Co North America Inc. (collectively, “Rothschild & Co Asset Management U.S.”). As of the acquisition date, the Company acquired approximately $12.6 million in net assets. As the transaction was determined to be a business combination, the Company recorded goodwill of approximately $2.6 million on the purchase.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(In thousands)	January 1, 2023	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2023
Community banking	$545,671	$—	$—	$—	$545,671
Specialty finance	38,480	—	—	526	39,006
Wealth management	69,373	2,622	—	—	71,995
Total	$653,524	$2,622	$—	$526	$656,672

The wealth management unit’s goodwill increased $2.6 million in 2023 as a result of the Rothschild & Co Asset Management U.S. acquisition. The specialty finance segment’s goodwill increased $526,000 in 2023 as a result of foreign currency translation adjustments related to prior Canadian acquisitions.

The Company assesses each reporting unit’s goodwill for impairment on at least an annual basis and considers potential indicators of impairment at each reporting date between annual goodwill impairment tests. At October 1, 2023, the Company utilized a qualitative approach for its annual goodwill impairment tests of the community banking, specialty finance and wealth management reporting units and determined that it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit at that time.

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. The Company assessed whether events and circumstances as of each reporting date in 2023 resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. As of December 31, 2023, the Company identified no indicators of goodwill impairment subsequent to its analysis as of October 1, 2023 within the community banking, specialty finance or wealth management reporting units and the Company determined it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of December 31, 2023 is as follows:

	December 31,
(In thousands)	2023	2022
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206
Accumulated amortization	(46,125)	(42,501)
Net carrying amount	$9,081	$12,705
Trademark with indefinite lives:
Carrying amount	5,800	5,800
Total net carrying amount	$14,881	$18,505
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,963	$1,962
Accumulated amortization	(1,837)	(1,785)
Net carrying amount	$126	$177
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$20,430
Accumulated amortization	(18,748)	(16,926)
Net carrying amount	$7,882	$3,504
Total acquisition-related intangible assets:
Gross carrying amount	$89,599	$83,398
Accumulated amortization	(66,710)	(61,212)
Total acquisition-related intangible assets, net	$22,889	$22,186

Estimated amortization for the year-ended:
2024	$4,301
2025	3,482
2026	2,772
2027	2,157
2028	1,591

The core deposit intangibles recognized in connection with prior bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten-years on a straight-line basis. The increase in wealth management segment customer list and other intangibles relates to the acquisition in the second quarter of 2023, which is being amortized over a period of ten years on an accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with the acquisition of certain assets of Veterans First Mortgage in 2018. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis.

Total amortization expense associated with finite-lived intangibles in 2023, 2022 and 2021 was $5.5 million, $6.1 million and $7.7 million, respectively.

(9) Premises, Software and Equipment, Net

A summary of premises, software and equipment at December 31, 2023 and 2022 is as follows:

	December 31,
(In thousands)	2023	2022
Land	$166,036	$166,707
Buildings and leasehold improvements	687,326	674,887
Furniture, equipment and computer software	333,176	307,468
Construction in progress	26,443	27,498
	$1,212,981	$1,176,560
Less: Accumulated depreciation and amortization	464,015	411,762
Total premises, software, and equipment, net	$748,966	$764,798

Depreciation and amortization expense related to premises, software and equipment totaled $56.9 million in 2023, $53.1 million in 2022 and $54.0 million in 2021.

(10) Deposits

The following is a summary of deposits at December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Balance:
Non-interest bearing	$10,420,401	$12,668,160
NOW and interest-bearing demand deposits	5,797,649	5,591,986
Wealth management deposits	1,614,499	2,463,833
Money market	15,149,215	12,886,795
Savings	5,790,334	4,556,635
Time certificates of deposit	6,625,072	4,735,135
Total deposits	$45,397,170	$42,902,544
Mix:
Non-interest bearing	23%	30%
NOW and interest-bearing demand deposits	13	13
Wealth management deposits	4	5
Money market	33	30
Savings	13	11
Time certificates of deposit	14	11
Total deposits	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, CDEC and trust and asset management customers of the Company.

The scheduled maturities of time certificates of deposit at December 31, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Due within one year	$5,994,905	$3,627,816
Due in one to two years	558,387	887,886
Due in two to three years	42,559	193,581
Due in three to four years	16,251	13,431
Due in four to five years	12,966	12,319
Due after five years	4	102
Total time certificate of deposits	$6,625,072	$4,735,135

The following table sets forth the scheduled maturities of uninsured deposits, specifically the portion of deposit balances in excess of the FDIC insurance limit of $250,000, at December 31, 2023 and 2022:

(In thousands)	2023	2022
Maturing within three months	$315,495	$518,457
After three but within six months	327,183	421,242
After six but within 12 months	466,699	232,120
After 12 months	73,534	165,353
Total	$1,182,911	$1,337,172

Time deposits in denominations of $250,000 or more were $2.5 billion and $2.0 billion at December 31, 2023 and 2022, respectively.

(11) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2023 and 2022, is as follows:

(In thousands)	2023	2022
4.31% advance due January 2023	$—	$290,000
0.00% advance due April 2024	442	442
2.98% advance due August 2024	25,000	25,000
0.00% advance due April 2026	629	629
3.70% advance due July 2030	150,000	—
1.76% advance due August 2032	—	250,000
1.93% advance due August 2032	—	250,000
2.81% advance due September 2032	500,000	500,000
3.08% advance due September 2032	500,000	500,000
2.96% advance due December 2032	250,000	250,000
2.98% advance due December 2032	250,000	250,000
3.13% advance due February 2033	250,000	—
2.95% advance due May 2033	250,000	—
3.72% advance due July 2033	150,000	—
Total FHLB advances	$2,326,071	$2,316,071

FHLB advances consist of obligations of the banks and are collateralized by qualifying commercial and residential real estate and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $6.5 billion at December 31, 2023.

FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs. Unamortized prepayment fees are amortized as an adjustment to interest expense using the effective interest method.

In 2023, the Company was required to repay approximately $500.0 million of FHLB advances prior to the respective maturity date as a result of call date terms within the related agreements. Approximately $750.0 million of the FHLB advances outstanding at December 31, 2023 currently have varying put or call dates over the next 12 months ranging from January 2024 to December 2024. At December 31, 2023, the weighted average contractual interest rate on FHLB advances was 3.07%.

(12) Subordinated Notes

At December 31, 2023, the Company had outstanding subordinated notes totaling $437.9 million compared to $437.4 million at December 31, 2022. In 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024.

In connection with the issuance of subordinated notes in 2019 and 2014, the Company incurred costs totaling $3.3 million and $1.3 million, respectively. These costs are a direct deduction from the carrying amount of the subordinated notes and are amortized to interest expense using the effective interest method. At December 31, 2023, the unamortized balances of costs for both issuances were approximately $2.6 million. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(13) Other Borrowings

The following is a summary of other borrowings at December 31, 2023 and 2022:

(In thousands)	2023	2022
Notes payable	$171,282	$199,793
Short-term borrowings	13,430	17,612
Other	59,204	61,267
Secured borrowings	401,897	317,942
Total other borrowings	$645,813	$596,614

Notes Payable

On September 18, 2018, the Company entered into a credit agreement (as amended, the “Amended and Restated Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consists of a $200.0 million term loan facility and a $100.0 million revolving credit facility.

On, July 17, 2023, the Company entered into an amendment (the “Amendment”) to the Amended and Restated Credit Agreement dated December 12, 2022. The Amendment designates 450 Northbrook Trust, a subsidiary of the Company, as a “Specified Subsidiary” under the Amended and Restated Credit Agreement, which excludes it from the scope of certain provisions of the burdensome agreements covenant in the Amended and Restated Credit Agreement.

On December 11, 2023, the Company entered into a second amendment (the “Second Agreement”) to the Amended and Restated Credit Agreement. The Second Amendment provides for, among other things, an extension of the maturity date of the revolving credit facility from December 11, 2023 to December 9, 2024.

The Amended and Restated Credit Agreement provides for, among other things, a maturity date for the revolving credit facility of December 9, 2024, and a maturity date for the term loan facility of December 12, 2027. The Amended and Restated Credit Agreement also provides for certain financial covenants that must be met by the Company for so long as any amounts or commitments under the Amended and Restated Credit Agreement are still outstanding.

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

Borrowings under the Amended and Restated Credit Agreement are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. As of December 31, 2023, the Company was in compliance with all such covenants. The term loan facility and revolving credit facility under the Amended and Restated Credit Agreement are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

The term debt facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. Unamortized costs paid by the Company in relation to the issuance of the revolving credit facility are classified in other assets on the Consolidated Statements of Condition.

As of December 31, 2023, the outstanding principal balance under the term loan facility was $171.3 million and there was no outstanding principal balance under the revolving credit facility.
Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. These borrowings totaled $13.4 million and $17.6 million at December 31, 2023 and 2022, respectively. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2023, the Company had pledged securities related to its customer balances in sweep accounts of $17.4 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of December 31, 2023 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities pledged	$17,351
Excess collateral	3,921
Securities sold under repurchase agreements	$13,430

Other Borrowings

Other borrowings represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note relates to and is secured by three office buildings owned by the Company. At December 31, 2023, the Fixed-Rate Promissory Note had a balance of $59.2 million compared to $61.3 million at December 31, 2022. Under the Fixed-Rate Promissory Note, during the twelve months ended December 31, 2023, the Company made monthly principal and interest payments. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At December 31, 2023, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings primarily represent transactions to sell an undivided co-ownership interest in all receivables owed to the Company’s subsidiary, First Insurance Funding of Canada (“FIFC Canada”). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). Amendments to the Receivables Purchase Agreement since issuance increased the total payments to C$520 million, extended the maturity date to December 15, 2024, and increased the interest rate spread from 0.775% to 0.825%. Additionally, since Canadian Dollar Offered Rate (“CDOR”) will cease being used in Canada in June 2024, references to CDOR changed to the Benchmark rate. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2023, the translated balance of the secured borrowing totaled $392.5 million compared to $309.7 million at December 31, 2022. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus 82.5 basis points.

The remaining $9.4 million within secured borrowings at December 31, 2023 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

(14) Junior Subordinated Debentures

As of December 31, 2023, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2023 and 2022. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure (1)	Contractual rate at 12/31/2023		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2023	2022			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	S+0.26161+3.25	8.91%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	S+0.26161+2.80	8.39	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	S+0.26161+2.60	8.19	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	S+0.26161+1.95	7.60	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	26,238	S+0.26161+1.45	7.04	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	S+0.26161+1.63	7.28	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	S+0.26161+3.00	8.64	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	S+0.26161+3.00	8.64	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	S+0.26161+3.00	8.59	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	15,464	S+0.26161+1.75	7.40	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	3,609	S+0.26161+1.62	7.27	06/2007	09/2037	06/2012
Total			$253,566	$253,566		7.82%
(1)The interest rates on the variable rate junior subordinated debentures are based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) and reset on a quarterly basis.

At December 31, 2023, the weighted average contractual interest rate on the junior subordinated debentures was 7.82%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At December 31, 2023, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(15) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Years Ended
Revenue from contracts with customers	Location in income statement	December 31, 2023	December 31, 2022	December 31, 2021
Brokerage and insurance product commissions	Wealth management	$18,645	$17,668	$20,710
Trust	Wealth management	24,190	33,460	21,930
Asset management	Wealth management	87,772	75,486	81,379
Total wealth management		130,607	126,614	124,019
Mortgage broker fees	Mortgage banking	844	854	787
Service charges on deposit accounts	Service charges on deposit accounts	55,250	58,574	54,168
Administrative services	Other non-interest income	5,599	6,713	5,689
Card related fees	Other non-interest income	13,789	11,474	9,210
Other deposit related fees	Other non-interest income	14,354	13,490	13,299
Total revenue from contracts with customers		$220,443	$217,719	$207,172

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Contract assets	$—	$—

Contract liabilities	$665	$1,282

Mortgage broker fees receivable	$64	$20
Administrative services receivable	118	279
Wealth management receivable	13,796	9,642
Card related fees receivable	1,190	571
Total receivables from contracts with customer	$15,168	$10,512

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $932,000 and $1.3 million for the years ended December 31, 2023 and 2022, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated—2024	$565
Estimated—2025	100
Total	$665

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

(16) Lease Commitments

The following tables provide a summary of lease costs, weighted average remaining lease term and discount rate and future required fixed payments related to the Company’s leasing arrangements in which it is the lessee:

	Year Ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost	$22,337	$22,767	$22,938
Finance lease cost:
Amortization of right-of-use asset	219	219	164
Interest on lease liability	290	291	234
Short-term lease cost	41	302	321
Variable lease cost	2,391	2,966	3,806
Sublease income	(70)	(73)	(72)
Total lease cost	$25,208	$26,472	$27,391

	Year Ended
(In thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$23,599	$25,379
Cash paid for amounts included in the measurement of finance lease liabilities	337	337
Right-of-use asset obtained in exchange for new operating lease liabilities	14,595	7,832
Right-of-use asset obtained in exchange for new finance lease liabilities	1,408	—
Weighted average remaining lease term - operating leases	10.6 years	11.4 years
Weighted average remaining lease term - finance leases	37.4 years	38.0 years
Weighted average discount rate - operating leases	4.12%	3.99%
Weighted average discount rate - finance leases	3.81%	3.43%

(In thousands)	Payments
2024	$24,468
2025	23,505
2026	21,478
2027	20,127
2028	18,242
2029 and thereafter	104,806
Total minimum future amounts	$212,626
Impact of measuring the lease liability on a discounted basis	(46,303)
Total lease liability	$166,323

In addition to the lessee arrangements discussed above, the Company also leases certain owned premises and receives rental income from such lessor agreements. Gross rental income related to the Company’s buildings totaled $6.3 million, $7.8 million and $7.8 million, in 2023, 2022 and 2021, respectively. The approximate annual gross rental receipts under noncancelable agreements with remaining terms in excess of one year as of December 31, 2023, are as follows (in thousands):

Receipts
2024	$3,507
2025	3,130
2026	2,412
2027	1,724
2028	776
2029 and thereafter	4,091
Total minimum future amounts	$15,640

(17) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Current income taxes:
Federal	$165,518	$116,976	$118,723
State	62,948	48,633	48,847
Foreign	13,696	3,207	6,936
Total current income taxes	$242,162	$168,816	$174,506
Deferred income taxes:
Federal	$(8,245)	$18,560	$794
State	(9,750)	(1,183)	(3,597)
Foreign	(1,712)	4,680	(58)
Total deferred income taxes	$(19,707)	$22,057	$(2,861)
Total income tax expense	$222,455	$190,873	$171,645

The Company’s income before income taxes in 2023, 2022 and 2021 includes $42.5 million, $27.7 million and $23.1 million, respectively, of foreign income attributable to its Canadian subsidiary.

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

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income tax expense using the statutory Federal income tax rate of 21% on income before taxes	$177,467	$147,117	$133,937
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(5,348)	(3,936)	(2,605)
State taxes, net of federal tax benefit	42,027	37,328	35,747
Income earned on bank owned life insurance	(1,013)	(102)	(1,169)
Excess tax benefits on share based compensation	(2,314)	(2,278)	(1,906)
Meals, entertainment and related expenses	2,439	1,506	1,208
FDIC insurance expense	7,713	6,014	5,676
Non-deductible compensation expense	2,147	2,361	1,799
Foreign subsidiary, net	3,060	2,376	2,011
Tax benefits related to tax credits, net	(3,632)	(338)	(1,145)
Other, net	(91)	825	(1,908)
Income tax expense	$222,455	$190,873	$171,645

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Deferred tax assets:
Net unrealized losses on securities included in other comprehensive income	$126,155	$140,002
Allowance for credit losses	113,105	95,389
Right-of-use liability	43,693	44,277
Deferred compensation	25,369	26,411
Stock-based compensation	13,762	11,196
FDIC special assessment	9,092	—
Federal net operating loss carryforward	697	1,003
Other	4,930	6,191
Total gross deferred tax assets	336,803	324,469
Deferred tax liabilities:
Equipment leasing	165,806	138,198
Capitalized servicing rights	49,857	59,928
Right-of-use asset	36,249	36,484
Premises and equipment	35,288	51,058
Goodwill and intangible assets	16,019	12,636
Net unrealized gains on derivatives included in other comprehensive income	11,516	2,364
Deferred loan fees and costs	7,434	5,061
Other	2,652	1,387
Total gross deferred tax liabilities	324,821	307,116
Net deferred tax assets	$11,982	$17,353

Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2023 because it is more likely than not that these assets could be realized through future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company’s historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company has Federal net operating loss (“NOL”) carryforwards of $3.3 million that begin to expire in 2029 through 2037 and are subject to IRC Section 382 annual limitation. The NOL carryforwards were a result of acquisitions.
The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2023, 2022, and 2021, the Company had no unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. If the Company were to record interest or penalties associated with uncertain tax positions, the interest or penalties would be included in income tax expense. As of December 31, 2023, the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business, we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company’s U.S. federal income tax returns are open and subject to audit for the 2020 tax return year forward, and in general, the Company’s state income tax returns are open and subject to audit from the 2020 tax return year forward, subject to individual state statutes of limitation. The Company has extended the statute of limitations on certain state income tax returns for tax years 2015 through 2019 due to an ongoing audit. The Company’s Canadian subsidiary’s Canadian income tax returns are also subject to audit for the 2020 tax return year forward.

(18) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

In May 2022, the Company’s shareholders approved the 2022 Stock Incentive Plan (“the 2022 Plan”) which provides for the issuance of up to 1,200,000 shares of common stock plus any shares of common stock that were available for awards under the 2015 Stock Incentive Plan (“the 2015 Plan”) as of the effective date of the 2022 Plan. The 2022 Plan replaced the 2015 Plan, and similarly, the 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) and the 2007 Plan replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2022 Plan, 2015 Plan, 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2022 Plan has substantially similar terms to the predecessor plans. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2022 Plan. All grants made after the approval of the 2022 Plan are made pursuant to the 2022 Plan. As of December 31, 2023, approximately 1.2 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. LTIP grants in 2023, 2022 and 2021 consisted of a combination of performance-based stock awards with a performance condition metric, performance-based stock awards with a market condition metric and time-vested restricted shares, and in 2020 consisted of a combination of performance-based stock awards and performance-based cash awards (both with a performance condition metric) and time vested restricted shares. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. Performance-based stock awards with a market condition metric are contingent on the total shareholder return performance over a three-year period relative to the KBW Regional Bank Index. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock-based compensation expense recognized in the Consolidated Statements of Income was $33.5 million, $31.7 million and $16.2 million and the related tax benefits were $7.4 million, $7.0 million and $3.7 million in 2023, 2022 and 2021, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2021	520,663	$42.47
Exercised	(326,626)	42.97
Forfeited or canceled	(590)	46.86
Outstanding at December 31, 2021	193,447	$41.62	1.4	$9,518
Exercisable at December 31, 2021	191,898	$41.57	1.3	$9,451
Outstanding at January 1, 2022	193,447	$41.62
Exercised	(123,924)	41.89
Forfeited or canceled	(1,430)	40.87
Outstanding at December 31, 2022	68,093	$41.14	1.1	$2,954
Exercisable at December 31, 2022	68,093	$41.14	1.1	$2,954
Outstanding at January 1, 2023	68,093	$41.14
Exercised	(54,993)	40.75
Forfeited or canceled	—	—
Outstanding at December 31, 2023	13,100	$42.76	4.2	$655
Exercisable at December 31, 2023	13,100	$42.76	4.2	$655
Vested or expected to vest at December 31, 2023	13,100	$42.76	4.2	$655
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

The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021, was $2.5 million, $6.7 million and $11.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $540,000, $1.8 million and $3.1 million for 2023, 2022 and 2021, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2023, 2022 and 2021 was $2.2 million, $5.2 million and $14.0 million, respectively.

A summary of the Plans’ restricted share activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023		2022		2021
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	610,155	$73.21	476,813	$61.33	234,794	$59.02
Granted	270,855	88.06	225,680	95.93	276,311	63.96
Vested and issued	(121,534)	65.90	(68,541)	64.49	(19,673)	68.92
Forfeited or canceled	(13,353)	83.68	(23,797)	75.84	(14,619)	63.66
Outstanding at end of year	746,123	$79.60	610,155	$73.21	476,813	$61.33
Vested, but deferred, at year end	98,919	$53.58	96,920	$53.08	95,465	$52.52

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023		2022		2021
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	545,379	$70.30	557,255	$62.94	482,608	$71.15
Granted	189,355	92.36	160,598	97.14	208,851	58.99
Added by performance factor at vesting	23,925	62.82	—	—	—	—
Vested and issued	(186,344)	62.67	—	—	—	—
Forfeited or canceled	(19,289)	81.84	(172,474)	71.52	(134,204)	86.30
Outstanding at end of year	553,026	$79.69	545,379	$70.30	557,255	$62.94
Vested, but deferred, at year end	29,020	$45.88	35,696	$44.38	35,160	$43.69

At December 31, 2023, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount was approximately 815,000 shares.

The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock is based on the fair value of the shares on the issue date, and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock in 2023 was $1.8 million more than the expected tax benefit for those shares; in 2022 the actual tax benefit was $580,000 more than the expected tax benefit for those shares and in 2021 the actual tax benefit was $40,000 more than the expected tax benefit for those shares. These differences in actual and expected tax benefits were recorded to income tax expense.

As of December 31, 2023, there was $38.6 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $22.1 million, $4.5 million and $1.5 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company had no expense related to the CIRP in 2023, 2022 and 2021, and no awards were paid in those years. There were no outstanding awards under this plan at December 31, 2023.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Eligible participants that have contributed to the 401(k) Plans are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $19.2 million in 2023, $16.2 million in 2022, and $15.6 million in 2021.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1, 2015, the purchase price of the shares of common stock is equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. During 2023, 2022 and 2021, 46,034, 40,421 and 44,021, shares of common stock, respectively, were purchased by participants and no compensation expense was recorded. The Company plans to continue to offer common stock through this ESPP on an ongoing basis and, in 2021, increased the shares authorized under the ESPP by 200,000 shares. At December 31, 2023, the Company had an obligation to issue 8,410 shares of common stock to participants and had 166,438 shares available for future grants under the ESPP.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2020, an additional 200,000 shares were authorized under the DDFS Plan. During 2023, 2022 and 2021, a total of 63,001 shares, 59,174 shares and 23,909 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2023, the Company has an obligation to issue 286,663 shares of common stock to directors and has 84,864 shares available for future grants under the DDFS Plan.

(19) Regulatory Matters

Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2023, 2022 and 2021, cash dividends totaling $360.0 million, $52.0 million and $145.0 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of December 31, 2023, the banks had approximately $941.2 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

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

As reflected in the following table, the Company met all minimum capital requirements at December 31, 2023 and 2022:

	2023	2022
Total capital to risk weighted assets	12.1%	11.9%
Tier 1 capital to risk weighted assets	10.3	10.0
Common Equity Tier 1 capital to risk weighted assets	9.4	9.1
Tier 1 Leverage Ratio	9.3	8.8

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2023, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk weighted assets and Tier 1 leverage ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2023 and 2022 are presented in the following table:

	December 31, 2023				December 31, 2022
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$852,471	12.5%	$683,460	10.0%	$725,384	11.4%	$638,871	10.0%
Hinsdale Bank	478,606	11.8	407,428	10.0	441,317	11.7	378,007	10.0
Wintrust Bank	1,115,527	11.9	938,320	10.0	1,084,435	12.0	907,101	10.0
Libertyville Bank	272,241	12.3	221,509	10.0	242,482	12.0	201,695	10.0
Barrington Bank	431,663	11.6	372,989	10.0	387,113	11.5	337,499	10.0
Crystal Lake Bank	181,916	12.7	143,786	10.0	154,891	11.4	136,419	10.0
Northbrook Bank	474,973	12.3	385,619	10.0	409,571	11.3	362,342	10.0
Schaumburg Bank	203,127	11.3	179,670	10.0	169,428	11.3	149,425	10.0
Village Bank	278,437	11.9	233,112	10.0	256,537	11.3	226,399	10.0
Beverly Bank	239,374	11.5	207,604	10.0	223,808	11.5	195,237	10.0
Town Bank	352,266	11.7	301,424	10.0	314,351	11.3	278,704	10.0
Wheaton Bank	317,491	11.5	275,018	10.0	285,606	11.6	247,015	10.0
State Bank of the Lakes	197,243	11.9	165,218	10.0	167,023	11.3	147,369	10.0
Old Plank Trail Bank	240,694	11.3	212,258	10.0	211,437	11.5	183,269	10.0
St. Charles Bank	250,964	11.5	218,403	10.0	211,132	11.3	186,623	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$804,011	11.8%	$546,768	8.0%	$689,320	10.8%	$511,097	8.0%
Hinsdale Bank	447,075	11.0	325,943	8.0	416,762	11.0	302,406	8.0
Wintrust Bank	1,009,631	10.8	750,656	8.0	1,004,271	11.1	725,681	8.0
Libertyville Bank	253,576	11.5	177,207	8.0	225,766	11.2	161,356	8.0
Barrington Bank	416,070	11.2	298,392	8.0	373,830	11.1	269,999	8.0
Crystal Lake Bank	170,670	11.9	115,029	8.0	145,514	10.7	109,135	8.0
Northbrook Bank	441,563	11.5	308,496	8.0	383,691	10.6	289,874	8.0
Schaumburg Bank	190,280	10.6	143,736	8.0	160,061	10.7	119,540	8.0
Village Bank	255,649	11.0	186,489	8.0	238,246	10.5	181,120	8.0
Beverly Bank	221,548	10.7	166,083	8.0	206,714	10.6	156,189	8.0
Town Bank	334,086	11.1	241,139	8.0	297,499	10.7	222,963	8.0
Wheaton Bank	296,134	10.8	220,014	8.0	269,366	10.9	197,612	8.0
State Bank of the Lakes	189,197	11.5	132,174	8.0	159,399	10.8	117,895	8.0
Old Plank Trail Bank	227,759	10.7	169,806	8.0	201,864	11.0	146,615	8.0
St. Charles Bank	233,651	10.7	174,722	8.0	200,910	10.8	149,299	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$804,011	11.8%	$444,249	6.5%	$689,320	10.8%	$415,266	6.5%
Hinsdale Bank	447,075	11.0	264,828	6.5	416,762	11.0	245,705	6.5
Wintrust Bank	1,009,631	10.8	609,908	6.5	1,004,271	11.1	589,616	6.5
Libertyville Bank	253,576	11.5	143,981	6.5	225,766	11.2	131,102	6.5
Barrington Bank	416,070	11.2	242,443	6.5	373,830	11.1	219,374	6.5
Crystal Lake Bank	170,670	11.9	93,461	6.5	145,514	10.7	88,673	6.5
Northbrook Bank	441,563	11.5	250,653	6.5	383,691	10.6	235,522	6.5
Schaumburg Bank	190,280	10.6	116,786	6.5	160,061	10.7	97,126	6.5
Village Bank	255,649	11.0	151,523	6.5	238,246	10.5	147,160	6.5
Beverly Bank	221,548	10.7	134,942	6.5	206,714	10.6	126,904	6.5
Town Bank	334,086	11.1	195,926	6.5	297,499	10.7	181,157	6.5
Wheaton Bank	296,134	10.8	178,762	6.5	269,366	10.9	160,559	6.5
State Bank of the Lakes	189,197	11.5	107,392	6.5	159,399	10.8	95,790	6.5
Old Plank Trail Bank	227,759	10.7	137,968	6.5	201,864	11.0	119,125	6.5
St. Charles Bank	233,651	10.7	141,962	6.5	200,910	10.8	121,305	6.5

	December 31, 2023				December 31, 2022
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$804,011	9.9%	$404,942	5.0%	$689,320	8.8%	$391,452	5.0%
Hinsdale Bank	447,075	9.4	238,724	5.0	416,762	9.5	220,373	5.0
Wintrust Bank	1,009,631	10.8	467,712	5.0	1,004,271	10.7	469,415	5.0
Libertyville Bank	253,576	9.7	130,396	5.0	225,766	9.3	121,475	5.0
Barrington Bank	416,070	10.8	192,589	5.0	373,830	10.3	181,212	5.0
Crystal Lake Bank	170,670	10.0	85,280	5.0	145,514	9.5	76,780	5.0
Northbrook Bank	441,563	9.9	222,668	5.0	383,691	9.1	211,521	5.0
Schaumburg Bank	190,280	9.4	101,620	5.0	160,061	9.3	86,409	5.0
Village Bank	255,649	9.8	129,995	5.0	238,246	9.7	123,484	5.0
Beverly Bank	221,548	10.0	110,741	5.0	206,714	10.0	103,759	5.0
Town Bank	334,086	9.1	183,077	5.0	297,499	8.4	176,660	5.0
Wheaton Bank	296,134	9.4	157,056	5.0	269,366	9.0	148,942	5.0
State Bank of the Lakes	189,197	9.9	95,551	5.0	159,399	9.1	88,065	5.0
Old Plank Trail Bank	227,759	9.0	127,250	5.0	201,864	8.7	115,692	5.0
St. Charles Bank	233,651	9.5	122,638	5.0	200,910	9.6	104,431	5.0

Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2023, these business units met their minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $10.5 billion and $9.5 billion as of December 31, 2023 and 2022, respectively, and unused home equity lines totaled $845.6 million and $796.9 million as of December 31, 2023 and 2022, respectively. Standby and commercial letters of credit totaled $389.5 million at December 31, 2023 and $344.4 million at December 31, 2022.

In addition, at December 31, 2023 and 2022, the Company had approximately $222.8 million and $181.0 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $626.9 million at December 31, 2023 and $321.0 million at December 31, 2022. See Note (21) “Derivative Financial Instruments” in Item 8 of this report for further discussion on derivative instruments.

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

The Company sold approximately $2.0 billion of mortgage loans in 2023 and $3.1 billion in 2022. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was approximately $152,000 and $624,000 at December 31, 2023 and 2022, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $96,000 in 2023 as compared to $60,000 in 2022. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.

The Company had unfunded commitments to investment partnerships that qualify for CRA purposes totaling $54.0 million and $50.9 million as of December 31, 2023 and 2022, respectively. Of these commitments, $36.2 million and $7.1 million related to legally-binding unfunded commitments for tax-credit investments and were included within other liabilities on the Consolidated Statements of Condition as of December 31, 2023 and 2022, respectively.

The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of Wintrust Investments for losses that it may sustain from the customer accounts introduced by Wintrust Investments. As of December 31, 2023 and 2022, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $9.0 million and $15.8 million, respectively. Wintrust Investments seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

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

Wintrust Mortgage California PAGA Matter

On May 24, 2022, a former Wintrust Mortgage employee filed a California Private Attorney General Act (“PAGA”) suit, not individually, but as representative of all Wintrust Mortgage’s California hourly employees, against Wintrust Mortgage in the Superior Court of San Diego County, California. Plaintiff alleges Wintrust Mortgage failed to provide: (i) accurate sick leave accrual and pay; (ii) overtime wages; (iii) accurately itemized wage statements; (iv) meal breaks and meal premiums; (v) timely payment of earned wages; (vi) payment of all earned wages; and (vii) payment of all vested vacation hours. Wintrust Mortgage disputes the validity of Plaintiff’s claims and believes, to the extent there were defects in complying with California law governing the payment of compensation to Plaintiff, such errors would have been de minimis. Plaintiff also has an arbitration agreement with a collective and class action waiver and on January 19, 2023, Wintrust Mortgage moved to compel arbitration. The court has stayed litigation pending mediation, which will occur on May 13, 2024. We dispute plaintiff’s allegations and otherwise lack sufficient information to estimate the amount of any potential liability. We plan to vigorously defend ourselves against the claims brought by the plaintiff in this matter.

Wintrust Mortgage Fair Lending Matter

On May 25, 2022, a Wintrust Mortgage customer filed a putative class action and asserted individual claims against Wintrust Mortgage and Wintrust Financial Corporation in the District Court for the Northern District of Illinois. Plaintiff alleges that Wintrust Mortgage discriminated against black/African American borrowers and brings class claims under the Equal Credit Opportunity Act, Sections 1981 and 1982 under Chapter 42 of the United States Code; and the Fair Housing Act of 1968. Plaintiff also asserts individual claims under theories of promissory estoppel, fraudulent inducement, and breach of contract. On September 23, 2022, Wintrust filed a motion to dismiss the entire suit and the court granted that motion to dismiss on September 27, 2023, giving Plaintiff until October 20, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint. On November 21, 2023, Wintrust filed its motion to dismiss the amended complaint. Wintrust vigorously disputes these allegations, and Wintrust otherwise lacks sufficient information to estimate the amount of any potential liability.

Wintrust Financial ERISA Matter

On July 29, 2022, a former Wintrust employee filed a class action in the District Court for the Northern District of Illinois asserting claims under the federal Employee Retirement Income Security Act (“ERISA”) against Wintrust Financial Corporation. Plaintiff alleges Wintrust breached its fiduciary duty in the selection of BlackRock Target Date funds for inclusion in its 401(k) plan, that Wintrust failed to monitor the performance of those funds, and in the alternative, Wintrust should be liable for breach of trust. Plaintiff’s sole basis for the allegations is that BlackRock Target Date funds allegedly performed more poorly than two comparable funds over a three-year period. Wintrust is one of several public companies that were sued on identical grounds within the same week by the same plaintiff’s law firm. On November 8, 2022, Wintrust filed a motion to dismiss the entire complaint. On July 14, 2023, the District Court granted Wintrust’s motion to dismiss and gave Plaintiff until August 2, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint which Wintrust moved to dismiss on September 14, 2023. Wintrust vigorously disputes plaintiff’s allegations, and otherwise lacks sufficient information to estimate the amount of any potential liability.

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

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2023 and December 31, 2022:

	Derivative Assets		Derivative Liabilities
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$40,116	$—	$44,456	$58,198
Interest rate derivatives designated as Fair Value Hedges	12,349	16,768	273	—
Total derivatives designated as hedging instruments under ASC 815	$52,465	$16,768	$44,729	$58,198

Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$211,490	$269,670	$210,397	$271,109
Interest rate lock commitments	4,511	1,711	—	58
Forward commitments to sell mortgage loans	—	220	5,212	414
Commodity forward contracts	888	257	609	162
Foreign exchange contracts	6,372	8,222	6,308	8,137
Total derivatives not designated as hedging instruments under ASC 815	$223,261	$280,080	$222,526	$279,880
Total Derivatives	$275,726	$296,848	$267,255	$338,078

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

As of December 31, 2023, the Company had various interest rate collar and swap derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of December 31, 2023:

	December 31, 2023
(In thousands)	Notional Amount	Fair Value Asset (Liability)
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(13,498)
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	(395)
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(23,415)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	(945)
Fixed 3.759%; matures December 2025	250,000	(894)
Fixed 3.680%; matures February 2026	250,000	(1,493)
Fixed 4.176%; matures March 2026	250,000	1,211
Fixed 3.915%; matures March 2026	250,000	(150)
Fixed 4.450%; matures July 2026	250,000	3,750
Fixed 3.512%, matures December 2026	250,000	(951)
Fixed 3.515%; matures December 2026	250,000	(930)
Fixed 3.453%; matures February 2027	250,000	(1,678)
Fixed 4.150%; matures July 2027	250,000	4,436
Fixed 3.748%; matures March 2028	250,000	2,054
Fixed 3.526%; matures March 2028	250,000	(108)
Fixed 3.993%; matures October 2029	100,000	3,496
Fixed 3.993%; matures October 2029	250,000	8,740
Fixed 4.245%; matures November 2029	175,000	8,215
Fixed 4.245%; matures November 2029	175,000	8,215
Total Cash Flow Hedges	$6,700,000	$(4,340)
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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Years Ended December 31,
(In thousands)	2023	2022
Unrealized gain at beginning of period	$10,026	$36,908
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans and other borrowings	55,846	(3,319)
Amount of loss recognized in other comprehensive income or loss	(22,334)	(23,563)
Unrealized gain at end of period	$43,538	$10,026

As of December 31, 2023, the Company estimated that during the next 12 months, $57.9 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $14.6 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $72.5 million reclassified as a reduction to interest income related to the interest rate collars and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2023, the Company had 14 interest rate swaps with an aggregate notional amount of $218.4 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of December 31, 2023:

		December 31, 2023
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$207,137	$(12,143)	$(81)
	Available-for-sale debt securities	758	(14)	—

The following table presents the gain or loss recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
Derivatives in Fair Value Hedging Relationships		2023
Interest rate swaps	Interest and fees on loans	$12
	Interest income - investment securities	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates. As of December 31, 2023, there were no interest rate caps outstanding that were designed to act as an economic hedge. During 2022, the Company terminated an interest rate cap derivative contract related to LIBOR that was not designated as an accounting hedge with a total notional value of $1.0 billion.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2023 and 2022, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $11.4 billion and $9.6 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At December 31, 2023, these interest rate derivatives had maturity dates ranging from January 2024 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2023 and 2022, the Company had interest rate lock commitments with an aggregate notional amount of approximately $129.9 million and $121.6 million and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $626.9 million and $321.0 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2023 and 2022, the Company had commodity derivative transactions with an aggregate notional amount of approximately $8.4 million and $3.6 million, respectively, (all forward contracts with customers and third parties) related to this program. At December 31, 2023, these commodity derivatives had maturity dates ranging from June 2024 to October 2024.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of December 31, 2023 and 2022, the

Company held foreign currency derivatives with an aggregate notional amount of approximately $144.3 million and $226.2 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2023 or December 31, 2022.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. The Company held four interest rate derivatives with an aggregate notional value of $195.0 million at December 31, 2023 and three interest rate derivatives with an aggregate notional value of $190.0 million for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Years Ended December 31,
Derivative	Location in income statement	2023	2022
Interest rate swaps and caps	Trading gains (losses), net	$765	$3,603
Mortgage banking derivatives	Mortgage banking revenue	12,285	(23,470)
Commodity contracts	Trading gains (losses), net	279	95
Foreign exchange contracts	Trading gains (losses), net	—	85
Covered call options	Fees from covered call options	21,863	14,133
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	1,280	(2,165)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2023, there were no interest rate derivatives in a net liability position that were subject to such agreements. The fair value of such derivatives includes accrued interest related to these agreements.

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

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Gross Amounts Recognized	$263,955	$286,438	$255,126	$329,307
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$263,955	$286,438	$255,126	$329,307
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(76,514)	$(64,100)	$(76,514)	$(64,100)
Collateral Posted	(144,899)	(194,666)	—	—
Net Credit Exposure	$42,542	$27,672	$178,612	$265,207

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

At December 31, 2023, the Company classified $86.2 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e., a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. For the year ended December 31, 2023, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2023 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale — The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At December 31, 2023, the Company classified $26.8 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at December 31, 2023 was 6.11%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.40% with a credit loss discount ranging from 0% to 11% at December 31, 2023.

Loans held-for-investment — The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At December 31, 2023, the Company classified $60.7 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at December 31, 2023 was 6.18%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 7.91% at December 31, 2023. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 6.0 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.96% with credit loss discounts ranging from 0% to 29% at December 31, 2023.

MSRs — Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At December 31, 2023, the Company classified $192.5 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at December 31, 2023 was 11.00% with discount rates applied ranging from 6% to 25%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0% to 90% or a weighted average prepayment speed of 7.91%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $77 and $393, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (6) “Mortgage Servicing Rights (“MSRs”)” for further discussion of MSRs.

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

At December 31, 2023, the Company classified $4.5 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at December 31, 2023 was 73.96% with pull-through rates applied ranging from 6% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets — The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$6,968	$6,968	$—	$—
U.S. government agencies	45,124	—	45,124	—
Municipal	140,958	—	54,721	86,237
Corporate notes	76,531	—	76,531	—
Mortgage-backed	3,233,334	—	3,233,334	—
Trading account securities	4,707	—	4,707	—
Equity securities with readily determinable fair value	139,268	131,202	8,066	—
Mortgage loans held-for-sale	292,722	—	265,887	26,835
Loans held-for-investment	155,261	—	94,591	60,670
MSRs	192,456	—	—	192,456
Nonqualified deferred compensations assets	15,238	—	15,238	—
Derivative assets	275,726	—	271,216	4,510
Total	$4,578,293	$138,170	$4,069,415	$370,708
Derivative liabilities	$267,255	$—	$267,255	$—

	December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$14,948	$14,948	$—	$—
U.S. government agencies	74,222	—	74,222	—
Municipal	168,655	—	51,118	117,537
Corporate notes	85,705	—	85,705	—
Mortgage-backed	2,899,487	—	2,899,487	—
Trading account securities	1,127	—	1,127	—
Equity securities with readily determinable fair value	110,365	102,299	8,066	—
Mortgage loans held-for-sale	299,935	—	251,280	48,655
Loans held-for-investment	179,932	—	95,767	84,165
MSRs	230,225	—	—	230,225
Nonqualified deferred compensations assets	13,899	—	13,899	—
Derivative assets	296,848	—	295,137	1,711
Total	$4,375,348	$117,247	$3,775,808	$482,293
Derivative liabilities	$338,078	$—	$338,078	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2023 and 2022 for mortgage loans held- for-sale measured at fair value under ASC 825 was $291.7 million and $308.9 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $292.7 million and $299.9 million, respectively, as shown in the above tables. At December 31, 2023, $649,000 of mortgage loans held-for-sale were classified as nonaccrual compared to $5.8 million as of December 31, 2022. Additionally, there were $26.6 million of loans past due greater than 90 days and still accruing interest within the mortgage loans held-for-sale portfolio as of December 31, 2023 compared to $44.0 million as of December 31, 2022. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio as of December 31, 2023 and December 31, 2022 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.
The aggregate remaining contractual principal balance outstanding as of December 31, 2023 and 2022 for loans held-for-investment measured at fair value under ASC 825 was $156.9 million and $184.0 million, respectively, while the aggregate fair value of loans held-for-investment was $155.3 million and $179.9 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2023 and 2022 are summarized as follows:

(In thousands)	Municipal	Mortgage loans held-for-sale	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2023	$117,537	$48,655	$84,165	$230,225	$1,711
Total net gains (losses) included in:
Net income (1)	—	1,960	(103)	(7,599)	2,799
Other comprehensive income or loss	(7,152)	—	—	—	—
Purchases	36,688	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	(30,170)	—
Settlements	(60,836)	(75,342)	(69,218)	—	—
Net transfers into Level 3	—	51,562	45,826	—	—
Balance at December 31, 2023	$86,237	$26,835	$60,670	$192,456	$4,510

(In thousands)	Municipal	Mortgage loans held-for-sale	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2022	$105,687	$—	$15,891	$147,571	$10,560
Total net (losses) gains included in:
Net income (1)	—	(2,749)	(4,177)	82,654	(8,849)
Other comprehensive income or loss	(8,766)	—	—	—	—
Purchases	60,546	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(39,930)	(43,434)	(38,319)	—	—
Net transfers into Level 3	—	94,838	110,770	—	—
Balance at December 31, 2022	$117,537	$48,655	$84,165	$230,225	$1,711
(1)Changes in the balance of mortgage loans held-for-sale, MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2023.

	December 31, 2023				Year Ended December 31, 2023 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$91,153	$—	$—	$91,153	$29,194
Other real estate owned (1)	13,309	—	—	13,309	104
Total	$104,462	$—	$—	$104,462	$29,298
(1)Net fair value losses recognized on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (5) “Allowance for Credit Losses”. At December 31, 2023, the Company had $91.2 million of individually assessed loans classified as Level 3. All of the $91.2 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above. None were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At December 31, 2023, the Company had $13.3 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2023 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value

Measured at fair value on a recurring basis:
Municipal securities	$86,237	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	26,835	Discounted cash flows	Discount rate	6.11%	6.11%	Decrease
			Credit discount	0% - 11%	0.40%	Decrease
Loans held-for-investment	60,670	Discounted cash flows	Discount rate	6.11% - 7.00%	6.18%	Decrease
			Credit discount	0% - 29%	0.96%	Decrease
			Constant prepayment rate (CPR) - current loans	7.91%	7.91%	Decrease
			Average life - delinquent loans (in years)	1.1 years - 10.6 years	6.0 years	Decrease
MSRs	192,456	Discounted cash flows	Discount rate	6% - 25%	11.00%	Decrease
			Constant prepayment rate (CPR)	0% - 90%	7.91%	Decrease
			Cost of servicing	$70 - $200	$77	Decrease
			Cost of servicing - delinquent	$200 - $1,000	$393	Decrease
Derivatives	4,510	Discounted cash flows	Pull-through rate	6% - 100%	73.96%	Increase

Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	91,153	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	13,309	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$423,464	$423,464	$490,966	$490,966
Interest-bearing deposits with banks	2,084,323	2,084,323	1,988,719	1,988,719
Available-for-sale securities	3,502,915	3,502,915	3,243,017	3,243,017
Held-to-maturity securities	3,856,916	3,215,468	3,640,567	2,949,821
Trading account securities	4,707	4,707	1,127	1,127
Equity securities with readily determinable fair value	139,268	139,268	110,365	110,365
FHLB and FRB stock, at cost	205,003	205,003	224,759	224,759
Brokerage customer receivables	10,592	10,592	16,387	16,387
Mortgage loans held-for-sale, at fair value	292,722	292,722	299,935	299,935
Loans held-for-investment, at fair value	155,261	155,261	179,932	179,932
Loans held-for-investment, at amortized cost	41,976,570	41,090,010	39,016,553	38,018,678
Nonqualified deferred compensation assets	15,238	15,238	13,899	13,899
Derivative assets	275,726	275,726	296,848	296,848
Accrued interest receivable and other	477,832	477,832	379,719	379,719
Total financial assets	$53,420,537	$51,892,529	$49,902,793	$48,214,172
Financial Liabilities:
Non-maturity deposits	$38,772,098	$38,772,098	$38,167,409	$38,167,409
Deposits with stated maturities	6,625,072	6,603,746	4,735,135	4,085,058
FHLB advances	2,326,071	2,367,107	2,316,071	2,219,983
Other borrowings	645,813	643,755	596,614	569,342
Subordinated notes	437,866	413,501	437,392	409,395
Junior subordinated debentures	253,566	253,579	253,566	253,405
Derivative liabilities	267,255	267,255	338,078	338,078
Accrued interest payable	51,116	51,116	22,176	22,176
Total financial liabilities	$49,378,857	$49,372,157	$46,866,441	$46,064,846

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

Loans held-for-investment, at amortized cost — Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are analyzed by type such as commercial, residential real estate, etc. Each category is further segmented by interest rate type (fixed and variable) and term. For variable-rate loans that reprice frequently, estimated fair values are based on carrying values, and the Company has categorized loans as a Level 2 fair value measurement. The fair value of fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect credit and interest rate risks inherent in the loan. In accordance with ASC 820, the Company has categorized loans as a Level 3 fair value measurement.

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

(23) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2023 and 2022 is as follows:

	2023	2022
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	61,268,566	60,797,270
Shares outstanding	61,243,626	60,794,008
Cash dividend per share	$1.60	$1.36
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	5,011,500	5,011,500
Shares outstanding	5,011,500	5,011,500

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

Series D Preferred Stock

In June 2015, the Company issued and sold 5,000,000 shares of fixed-to-floating non-cumulative perpetual preferred stock, Series D, liquidation preference $25 per share (the “Series D Preferred Stock”) for $125.0 million in a public offering. When, as and if declared, dividends on the Series D Preferred Stock are payable quarterly in arrears at a fixed rate of 6.50% per annum from the original issuance date to, but excluding, July 15, 2025, and from (and including) that date (as currently specified in the certificate of designations and subject to the below) at a floating rate equal to three-month LIBOR plus a spread of 4.06% per annum. Under the AIRLA and Part 253 of Regulation ZZ (Rule 253), the dividend rate on the Series D Preferred Stock, by operation of law, changed from 3-month USD LIBOR to 3-month CME Term SOFR plus a statutory tenor spread adjustment of 0.26161%. Consequently, for each floating rate period, commencing on July 15, 2025, any dividends will be paid at a rate of the then-current 3-month CME Term SOFR plus 0.26161%, plus the spread of 4.06% per annum. The calculation agent for the Series D Preferred Stock may also make additional administrative conforming changes to the terms of the Series D Preferred Stock under AIRLA and Rule 253.

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

Other

At the January 2024 Board of Directors meeting, a quarterly cash dividend of $0.45 per share of common stock ($1.80 on an annualized basis) was declared. It was paid on February 22, 2024 to shareholders of record as of February 8, 2024.
Accumulated Other Comprehensive Income or Loss
The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(386,057)	$7,381	$(48,960)	$(427,636)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	36,214	(16,334)	6,377	26,257
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(699)	41,002	—	40,303
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(155)	—	—	(155)
Net other comprehensive income during the period, net of tax	$35,360	$24,668	$6,377	$66,405
Balance at December 31, 2023	$(350,697)	$32,049	$(42,583)	$(361,231)

Balance at January 1, 2022	$8,724	$27,111	$(31,743)	$4,092
Other comprehensive loss during the period, net of tax, before reclassifications	(394,332)	(17,295)	(17,217)	(428,844)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(321)	(2,435)	—	(2,756)
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(128)	—	—	(128)
Net other comprehensive loss during the period, net of tax	$(394,781)	$(19,730)	$(17,217)	$(431,728)
Balance at December 31, 2022	$(386,057)	$7,381	$(48,960)	$(427,636)

Balance at January 1, 2021	$70,737	$(23,090)	$(32,265)	$15,382
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(61,047)	30,482	522	(30,043)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(789)	19,719	—	18,930
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(177)	—	—	(177)
Net other comprehensive (loss) income during the period, net of tax	$(62,013)	$50,201	$522	$(11,290)
Balance at December 31, 2021	$8,724	$27,111	$(31,743)	$4,092

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the Years Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	December 31,		Impacted Line on the Consolidated Statements of Income
	2023	2022
	(In thousands)
Accumulated unrealized gains on available-for-sale securities
Gains included in net income	$951	$439	Gains (losses) on investment securities, net
	951	439	Income before taxes
Tax effect	(252)	(118)	Income tax expense
Net of tax	$699	$321	Net income

Accumulated unrealized gains (losses) on derivative instruments
Amount reclassified to interest income on loans	$74,616	$1,443	Interest and fees on loans
Amount reclassified to interest expense on deposits	(19,559)	(5,675)	Interest on deposits
Amount reclassified to interest expense on other borrowings	789	913	Interest on other borrowings
	(55,846)	3,319	Income before taxes
Tax effect	14,844	(884)	Income tax expense
Net of tax	$(41,002)	$2,435	Net income

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

The following is a summary of certain operating information for reportable segments:

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2023
Net interest income	$1,440,975	$329,044	$32,736	$1,802,755	$35,109	$1,837,864
Provision for credit losses	104,895	9,495	—	114,390	—	114,390
Non-interest income	263,023	105,992	136,561	505,576	(71,470)	434,106
Non-interest expense	1,036,432	186,513	125,915	1,348,860	(36,361)	1,312,499
Income tax expense	148,612	63,484	10,359	222,455	—	222,455
Net income	$414,059	$175,544	$33,023	$622,626	$—	$622,626
Total assets at end of year	$44,355,786	$10,664,887	$1,239,261	$56,259,934	$—	$56,259,934
2022
Net interest income	$1,180,198	$246,681	$38,304	$1,465,183	$30,179	$1,495,362
Provision for credit losses	74,184	4,405	—	78,589	—	78,589
Non-interest income	298,572	97,701	124,609	520,882	(59,829)	461,053
Non-interest expense	926,298	172,784	107,839	1,206,921	(29,650)	1,177,271
Income tax expense	128,939	46,286	15,648	190,873	—	190,873
Net income	$349,349	$120,907	$39,426	$509,682	$—	$509,682
Total assets at end of year	$41,368,200	$9,826,254	$1,755,195	$52,949,649	$—	$52,949,649
2021
Net interest income	$868,477	$197,958	$31,939	$1,098,374	$26,583	$1,124,957
Provision for credit losses	(60,309)	1,046	—	(59,263)	—	(59,263)
Non-interest income	422,698	95,822	128,951	647,471	(61,351)	586,120
Non-interest expense	912,296	143,526	111,490	1,167,312	(34,768)	1,132,544
Income tax expense	120,092	40,040	11,513	171,645	—	171,645
Net income	$319,096	$109,168	$37,887	$466,151	$—	$466,151
Total assets at end of year	$40,253,818	$8,382,722	$1,505,603	$50,142,143	$—	$50,142,143

(25) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Statements of Financial Condition

	December 31,
(In thousands)	2023	2022
Assets
Cash	$262,680	$266,350
Available-for-sale debt securities and equity securities with readily determinable fair value	15,532	14,771
Investment in and receivable from subsidiaries	5,842,160	5,282,530
Goodwill	8,371	8,371
Other assets	364,623	360,309
Total assets	$6,493,366	$5,932,331

Liabilities and Shareholders’ Equity
Other liabilities	$171,922	$183,475
Subordinated notes	437,866	437,392
Other borrowings	230,486	261,060
Junior subordinated debentures	253,566	253,566
Shareholders’ equity	5,399,526	4,796,838
Total liabilities and shareholders’ equity	$6,493,366	$5,932,331

Statements of Income

	Years Ended December 31,
(In thousands)	2023	2022	2021
Income
Dividends and other revenue from subsidiaries	$433,784	$120,151	$211,774
Other income (losses)	1,729	(12,969)	2,763
Total income	$435,513	$107,182	$214,537
Expenses
Interest expense	$53,612	$36,522	$38,293
Salaries and employee benefits	145,011	138,466	109,142
Other expenses	160,259	155,744	139,816
Total expenses	$358,882	$330,732	$287,251
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$76,631	$(223,550)	$(72,714)
Income tax benefit	72,260	70,490	56,529
Income (loss) before equity in undistributed net income of subsidiaries	$148,891	$(153,060)	$(16,185)
Equity in undistributed net income of subsidiaries	473,735	662,742	482,336
Net income	$622,626	$509,682	$466,151

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2023	2022	2021
Operating Activities:
Net income	$622,626	$509,682	$466,151
Adjustments to reconcile net income to net cash provided by operating activities
Losses (gains) on available-for-sale debt securities and equity securities with readily determinable fair value, net	(442)	7,018	(1,794)
Depreciation and amortization	25,840	27,642	28,783
Deferred income tax (benefit) expense	(6,176)	(2,773)	(5,350)
Stock-based compensation expense	14,154	13,632	6,769
(Increase) decrease in other assets	(3,978)	(7,116)	6,598
(Decrease) increase in other liabilities	(6,059)	(6,107)	1,225
Equity in undistributed net income of subsidiaries	(473,735)	(662,742)	(482,336)
Net Cash Provided by (Used for) Operating Activities	$172,230	$(120,764)	$20,046

Investing Activities:
Capital contributions to subsidiaries, net	$—	$(69,000)	$(27,000)
Other investing activity, net	(25,965)	(30,872)	(22,877)
Net Cash Used for Investing Activities	$(25,965)	$(99,872)	$(49,877)

Financing Activities:
(Decrease) increase in subordinated notes, other borrowings and junior subordinated debentures, net	$(30,641)	$117,381	$(23,274)
Proceeds from the issuance of common stock, net	—	285,729	—
Issuance of common shares resulting from exercise of stock options and employee stock purchase plan	8,309	11,233	19,824
Dividends paid	(125,690)	(108,210)	(98,629)
Common stock repurchases under authorized program	—	—	(9,540)
Common stock repurchases for tax withholdings related to stock-based compensation	(1,913)	(304)	—
Net Cash (Used for) Provided by Financing Activities	$(149,935)	$305,829	$(111,619)

Net (Decrease) Increase in Cash and Cash Equivalents	$(3,670)	$85,193	$(141,450)
Cash and Cash Equivalents at Beginning of Year	266,350	181,157	322,607
Cash and Cash Equivalents at End of Year	$262,680	$266,350	$181,157

(26) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2023, 2022 and 2021:

(In thousands, except per share data)		2023	2022	2021
Net income		$622,626	$509,682	$466,151
Less: Preferred stock dividends		27,964	27,964	27,964
Net income applicable to common shares	(A)	$594,662	$481,718	$438,187

Weighted average common shares outstanding	(B)	61,149	59,205	56,994
Effect of dilutive potential common shares:
Common stock equivalents		938	886	792
Weighted average common shares and effect of dilutive potential common shares	(C)	62,087	60,091	57,786
Net income per common share:
Basic	(A/B)	$9.72	$8.14	$7.69
Diluted	(A/C)	9.58	8.02	7.58

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2023, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2023, the Company's system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria. Ernst & Young LLP (PCAOB ID 42), the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

/s/ Timothy S. Crane	/s/ David L. Stoehr
Timothy S. Crane	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wintrust Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

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
February 28, 2024

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 23, 2024 (the “Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Executive Officers of the Company,” “Board of Directors, Committees and Governance” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

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

The following table summarizes information as of December 31, 2023, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	85,000	—	—
WTFC 2007 Stock Incentive Plan	17,442	—	—
WTFC 2015 Stock Incentive Plan	904,230	—	—
WTFC 2022 Stock Incentive Plan	554,480	—	1,164,587
WTFC Employee Stock Purchase Plan	—	—	174,848
WTFC Directors Deferred Fee and Stock Plan	—	—	371,527
	1,561,152	—	1,710,962
Equity compensation plans not approved by security holders (1)
N/A	—	—	—
Total	1,561,152	—	1,710,962
(1)Excludes 13,100 shares of the Company’s common stock issuable pursuant to the exercise of options granted under the plan of STC Bancshares Corporation. The weighted average exercise price of these options is $42.76. No additional awards will be made under this plan.

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Consolidated Statements of Condition as of December 31, 2023 and 2022
•Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

2	Financial Statement Schedules
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibits 3.1 and 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 and Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Restated Certificate of Designations of the Company filed on May 5, 2023 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

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

10.4	Third Amendment, dated as of September 14, 2021, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2021).

10.5	Fourth Amendment, dated as of December 23, 2021, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2021).

10.6	Fifth Amendment, dated as of September 13, 2022, to the Credit Agreement dated as of September 18, 2018, as amended, among Wintrust Financial Corporation, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2022).

10.7	Amended and Restated Credit Agreement, dated as of December 12, 2022, by and among Wintrust Financial Corporation, as Borrower, the lenders who are party to the Agreement and the lenders who may become a party to the Agreement pursuant to terms hereof, as Lenders, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2022).

10.8	First Amendment, dated as of July 17, 2023 to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on July 20, 2023).

10.9	Second Amendment, dated as of December 11, 2023 to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on December 12, 2023).

10.10	Receivables Purchase Agreement, dated as of December 16, 2014, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.11	First Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2015, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.12	Second Amending Agreement to the Receivables Purchase Agreement, dated September 9, 2016, by and among First Insurance Funding of Canada, Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.13	Third Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2017, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.14	Fourth Amending Agreement to the Receivables Purchase Agreement, dated June 29, 2018, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.15	Fifth Amending Agreement to the Receivables Purchase Agreement, dated as of February 15, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.16	Sixth Amending Agreement to the Receivables Purchase Agreement, dated as of May 27, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.17	Seventh Amending Agreement to the Receivables Purchase Agreement, date as of January 15, 2020 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.18	Eighth Amending Agreement to the Receivables Purchase Agreement, dated May 20, 2020, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.19	Ninth Amending Agreement to the Receivables Purchase Agreement, dated January 15, 2021, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.20	Tenth Amending Agreement to the Receivables Purchase Agreement, dated as of May 2, 2022, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022).

10.21	Eleventh Amending Agreement to the Receivables Purchase Agreement, dated as of May 31, 2023, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 6, 2023).

10.22	Performance Guarantee, made as of December 16, 2014, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.23	Performance Guarantee Confirmation, made as of December 15, 2017, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.24	Performance Guarantee Confirmation, dated as of June 28, 2018, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.25	Performance Guarantee Confirmation, dated as of February 15, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.26	Performance Guarantee Confirmation, dated as of May 27, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.27	Performance Guarantee Confirmation, dated as of January 15, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.28	Performance Guarantee Confirmation, dated as of May 20, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.29	Performance Guarantee Confirmation, dated as of January 15, 2021, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.30	Performance Guarantee Confirmation, dated as of May 2, 2022, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 3, 2022).

10.31	Performance Guarantee Confirmation, dated as of May 31, 2023, confirming the Performance Guarantee dates as of December 16, 2014, by and between the Company and PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 6, 2023).

10.32	Fee Letter, dated as of May 31, 2023, between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada and acknowledged by First Insurance Funding of Canada Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 6, 2022).

10.33	Junior Subordinated Indenture, dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.34	Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.35	Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.36	Indenture, dated as of September 1, 2006, between the Company and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.37	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among the Company, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.38	Guarantee Agreement, dated as of September 1, 2006, between the Company, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.39	Amended and Restated Employment Agreement, dated as of January 26, 2023, between the Company and Edward J. Wehmer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).*

10.40	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.41	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.42	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.43	Amended and Restated Employment Agreement, dated as of January 26, 2023, between the Company and Timothy S. Crane (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).*

10.44	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.45	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.46	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.47	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.48	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.49	Wintrust Financial Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).*

10.50	Wintrust Financial Corporation 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 27, 2022).*

10.51	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.52	Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.53	Form of Restricted Stock Unit Award, Agreement under Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.54	Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.55	Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.56	Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.57	Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.58	Form of Performance Share Unit Agreement - Shares Settled under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).

10.59	Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.60	Form of Performance Award Agreement - Shares Settled under Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.61	Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.62	Form of Performance Share Unit Agreement - Cash Settled under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).

10.63	Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.64	Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).*

10.65	Second Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 8, 2021).*

10.66	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.67	Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.68	Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.69	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.70	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy on Recoupment of Incentive Compensation.

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 28, 2024	By:	/s/ TIMOTHY S. CRANE
Timothy S. Crane, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ EDWARD J. WEHMER Edward J. Wehmer	Founder, Executive Chairman of the Board of Directors	February 28, 2024

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Chairman of the Board of Directors, Lead Independent Director	February 28, 2024

/s/ TIMOTHY S. CRANE Timothy S. Crane	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2024

/s/ JEFFREY D. HAHNFELD Jeffrey D. Hahnfeld	Executive Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024

/s/ ELIZABETH H. CONNELLY Elizabeth H. Connelly	Director	February 28, 2024

/s/ PETER D. CRIST Peter D. Crist	Director	February 28, 2024

/s/ WILLIAM J. DOYLE William J. Doyle	Director	February 28, 2024

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 28, 2024

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 28, 2024

/s/ BRIAN A. KENNEY Brian A. Kenney	Director	February 28, 2024

/s/ DEBORAH L. HALL LEFEVRE Deborah L. Hall Lefevre	Director	February 28, 2024

/s/ SUZET M. MCKINNEY Suzet M. McKinney	Director	February 28, 2024

/s/ GARY D. “JOE” SWEENEY Gary D. “Joe” Sweeney	Director	February 28, 2024

/s/ KARIN GUSTAFSON TEGLIA Karin Gustafson Teglia	Director	February 28, 2024

/s/ ALEX E. WASHINGTON, III Alex E. Washington, III	Director	February 28, 2024

