Form 10-Q
period 2024-03-31
WINTRUST FINANCIAL CORP
filed 2024-05-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Common Stock — no par value, 61,753,551 shares, as of April 30, 2024

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Assets
Cash and due from banks	$379,825	$423,404	$445,928
Federal funds sold and securities purchased under resale agreements	61	60	58
Interest-bearing deposits with banks	2,131,077	2,084,323	1,563,578
Available-for-sale securities, at fair value	4,387,598	3,502,915	3,259,845
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $329, $347 and $463 at March 31, 2024, December 31, 2023 and March 31, 2023, respectively ($3.1 billion, $3.2 billion and $3.0 billion fair value at March 31, 2024, December 31, 2023 and March 31, 2023, respectively)	3,810,015	3,856,916	3,606,391
Trading account securities	2,184	4,707	102
Equity securities with readily determinable fair value	119,777	139,268	111,943
Federal Home Loan Bank and Federal Reserve Bank stock	224,657	205,003	244,957
Brokerage customer receivables	13,382	10,592	16,042
Mortgage loans held-for-sale, at fair value	339,884	292,722	302,493
Loans, net of unearned income	43,230,706	42,131,831	39,565,471
Allowance for loan losses	(348,612)	(344,235)	(287,972)
Net loans	42,882,094	41,787,596	39,277,499
Premises, software and equipment, net	744,769	748,966	760,283
Lease investments, net	283,557	281,280	256,301
Accrued interest receivable and other assets	1,580,142	1,551,899	1,413,795
Trade date securities receivable	—	690,722	939,758
Goodwill	656,181	656,672	653,587
Other acquisition-related intangible assets	21,730	22,889	20,951
Total assets	$57,576,933	$56,259,934	$52,873,511

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$9,908,183	$10,420,401	$11,236,083
Interest-bearing	36,540,675	34,976,769	31,482,128
Total deposits	46,448,858	45,397,170	42,718,211
Federal Home Loan Bank advances	2,676,751	2,326,071	2,316,071
Other borrowings	575,408	645,813	583,548
Subordinated notes	437,965	437,866	437,493
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,747,985	1,799,922	1,549,116
Total liabilities	52,140,533	50,860,408	47,858,005
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at March 31, 2024, December 31, 2023 and March 31, 2023	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at March 31, 2024, December 31, 2023 and March 31, 2023	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2024, December 31, 2023 and March 31, 2023; 61,798,213 shares issued at March 31, 2024, 61,268,566 shares issued at December 31, 2023 and 61,197,979 shares issued at March 31, 2023	61,798	61,269	61,198
Surplus	1,954,532	1,943,806	1,913,947
Treasury stock, at cost, 61,498 shares at March 31, 2024, 24,940 shares at December 31, 2023, and 21,564 shares at March 31, 2023	(5,757)	(2,217)	(1,966)
Retained earnings	3,498,475	3,345,399	2,997,263
Accumulated other comprehensive loss	(485,148)	(361,231)	(367,436)
Total shareholders’ equity	5,436,400	5,399,526	5,015,506
Total liabilities and shareholders’ equity	$57,576,933	$56,259,934	$52,873,511
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2024	March 31, 2023
Interest income
Interest and fees on loans	$710,341	$558,692
Mortgage loans held-for-sale	4,146	3,528
Interest-bearing deposits with banks	16,658	13,468
Federal funds sold and securities purchased under resale agreements	19	70
Investment securities	69,678	59,943
Trading account securities	18	14
Federal Home Loan Bank and Federal Reserve Bank stock	4,478	3,680
Brokerage customer receivables	175	295
Total interest income	805,513	639,690
Interest expense
Interest on deposits	299,532	144,802
Interest on Federal Home Loan Bank advances	22,048	19,135
Interest on other borrowings	9,248	7,854
Interest on subordinated notes	5,487	5,488
Interest on junior subordinated debentures	5,004	4,416
Total interest expense	341,319	181,695
Net interest income	464,194	457,995
Provision for credit losses	21,673	23,045
Net interest income after provision for credit losses	442,521	434,950
Non-interest income
Wealth management	34,815	29,945
Mortgage banking	27,663	18,264
Service charges on deposit accounts	14,811	12,903
Gains on investment securities, net	1,326	1,398
Fees from covered call options	4,847	10,391
Trading gains, net	677	813
Operating lease income, net	14,110	13,046
Other	42,331	21,009
Total non-interest income	140,580	107,769
Non-interest expense
Salaries and employee benefits	195,173	176,781
Software and equipment	27,731	24,697
Operating lease equipment	10,683	9,833
Occupancy, net	19,086	18,486
Data processing	9,292	9,409
Advertising and marketing	13,040	11,946
Professional fees	9,553	8,163
Amortization of other acquisition-related intangible assets	1,158	1,235
FDIC insurance	14,537	8,669
Other real estate owned expense, net	392	(207)
Other	32,500	30,157
Total non-interest expense	333,145	299,169
Income before taxes	249,956	243,550
Income tax expense	62,662	63,352
Net income	$187,294	$180,198
Preferred stock dividends	6,991	6,991
Net income applicable to common shares	$180,303	$173,207
Net income per common share—Basic	$2.93	$2.84
Net income per common share—Diluted	$2.89	$2.80
Cash dividends declared per common share	$0.45	$0.40
Weighted average common shares outstanding	61,481	60,950
Dilutive potential common shares	928	873
Average common shares and dilutive common shares	62,409	61,823
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Net income	$187,294	$180,198
Unrealized (losses) gains on available-for-sale securities
Before tax	(77,888)	47,040
Tax effect	20,601	(12,537)
Net of tax	(57,287)	34,503
Reclassification of net gains on available-for-sale securities included in net income
Before tax	(26)	560
Tax effect	7	(151)
Net of tax	(19)	409
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	50	43
Tax effect	(13)	(11)
Net of tax	37	32
Net unrealized (losses) gains on available-for-sale securities	(57,305)	34,062
Unrealized (losses) gains on derivative instruments
Before tax	(82,091)	34,666
Tax effect	21,713	(9,238)
Net unrealized (losses) gains on derivative instruments	(60,378)	25,428
Foreign currency adjustment
Before tax	(7,649)	890
Tax effect	1,415	(180)
Net foreign currency adjustment	(6,234)	710
Total other comprehensive (loss) income	(123,917)	60,200
Comprehensive income	$63,377	$240,398
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at January 1, 2023	$412,500	$60,797	$1,902,474	$(304)	$2,849,007	$(427,636)	$4,796,838
Cumulative effect adjustment from the adoption of ASU 2022-02 (TDR), net of tax	—	—	—	—	(544)	—	(544)
Net income	—	—	—	—	180,198	—	180,198
Other comprehensive income, net of tax	—	—	—	—	—	60,200	60,200
Cash dividends declared on common stock, $0.40 per share	—	—	—	—	(24,407)	—	(24,407)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	8,295	—	—	—	8,295
Common stock issued for:
Exercise of stock options	—	54	2,162	—	—	—	2,216
Restricted stock awards	—	275	(275)	(1,662)	—	—	(1,662)
Employee stock purchase plan	—	9	685	—	—	—	694
Director compensation plan	—	63	606	—	—	—	669
Balance at March 31, 2023	$412,500	$61,198	$1,913,947	$(1,966)	$2,997,263	$(367,436)	$5,015,506

Balance at January 1, 2024	$412,500	$61,269	$1,943,806	$(2,217)	$3,345,399	$(361,231)	$5,399,526
Net income	—	—	—	—	187,294	—	187,294
Other comprehensive loss, net of tax	—	—	—	—	—	(123,917)	(123,917)
Cash dividends declared on common stock, $0.45 per share	—	—	—	—	(27,227)	—	(27,227)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	9,157	—	—	—	9,157
Common stock issued for:
Exercise of stock options	—	1	24	—	—	—	25
Restricted stock awards	—	505	(469)	(3,540)	—	—	(3,504)
Employee stock purchase plan	—	8	733	—	—	—	741
Director compensation plan	—	15	1,281	—	—	—	1,296
Balance at March 31, 2024	$412,500	$61,798	$1,954,532	$(5,757)	$3,498,475	$(485,148)	$5,436,400
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Operating Activities:
Net income	$187,294	$180,198
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	21,673	23,045
Depreciation, amortization and accretion, net	21,464	18,798
Stock-based compensation expense	9,157	8,295
Amortization of premium on securities, net	190	275
Accretion of discount and deferred fees on loans, net	(3,601)	(4,263)
Mortgage servicing rights fair value changes	(3,210)	10,863
Non-designated derivatives fair value changes, net	1,985	(2,805)
Originations and purchases of mortgage loans held-for-sale	(475,613)	(366,006)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(16,562)	(6,334)
Proceeds from sales of mortgage loans held-for-sale	446,262	366,509
Bank owned life insurance (“BOLI”) (gains) losses	(1,651)	1,351
Decrease in trading securities, net	2,523	1,025
(Increase) decrease in brokerage customer receivables, net	(2,790)	345
Gains on mortgage loans sold	(12,000)	(10,795)
Gains on investment securities, net	(1,326)	(1,398)
(Gains) losses on sales of premises and equipment, net	(146)	93
Losses on sales and fair value adjustments of other real estate owned, net	207	99
Increase in accrued interest receivable and other assets, net	(40,478)	(97,024)
Decrease in accrued interest payable and other liabilities, net	(62,253)	(53,830)
Net Cash Provided by Operating Activities	71,125	68,441
Investing Activities:
Proceeds from calls and sales of available-for-sale securities	690,866	934,554
Proceeds from payments and maturities of available-for-sale securities	82,418	74,043
Proceeds from payments, maturities and calls of held-to-maturity securities	46,588	40,342
Proceeds from sales of equity securities with readily determinable fair value	45,000	23,592
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	2,226	67
Purchases of available-for-sale securities	(1,045,047)	(996,433)
Purchases of held-to-maturity securities	—	(6,443)
Purchases of equity securities with readily determinable fair value	(24,000)	(23,697)
Purchases of equity securities without readily determinable fair value	(2,900)	(4,850)
(Purchases) redemptions of Federal Home Loan Bank and Federal Reserve Bank stock, net	(19,654)	20,198
Distributions from investments in partnerships, net	242	2,794
Proceeds from sales of other real estate owned	—	435
(Increase) decrease in interest-bearing deposits with banks, net	(49,062)	424,842
Increase in loans, net	(1,135,248)	(365,885)
Purchases of premises and equipment, net	(10,599)	(9,139)
Net Cash (Used for) Provided by Investing Activities	(1,419,170)	114,420
Financing Activities:
Increase (decrease) in deposit accounts, net	1,051,686	(184,335)
Decrease in other borrowings, net	(62,239)	(13,968)
Increase in Federal Home Loan Bank advances, net	350,680	—
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(57)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and director compensation plan	2,098	3,579
Common stock repurchases for tax withholdings related to stock-based compensation	(3,540)	(1,662)
Dividends paid	(34,218)	(31,398)
Net Cash Provided by (Used for) Financing Activities	1,304,467	(227,841)
Net Decrease in Cash and Cash Equivalents	(43,578)	(44,980)
Cash and Cash Equivalents at Beginning of Period	423,464	490,966
Cash and Cash Equivalents at End of Period	$379,886	$445,986
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

The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”). The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company’s significant accounting policies are included in Note (1) “Summary of Significant Accounting Policies” of the 2023 Form 10-K. In preparation of these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

(2) Recent Accounting Developments

Equity Method and Joint Ventures - Investments in Tax Credit Structures

In March 2023, the FASB issued ASU No. 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” which allows reporting entities the option to apply the proportional amortization method to other tax credit programs besides the Low-Income Housing Tax Credit structures. The guidance requires application of the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing the method at the reporting level entity level. The Company adopted ASU No. 2023-02 as of January 1, 2024. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to enhance public entity disclosures regarding significant segment expenses which are regularly reported to an entity’s chief operating decision-maker (“CODM”) and included in a segment’s reported profit or loss. This ASU requires disclosure of the amount and composition of “other segment items,” the title and position of the CODM, and how the CODM uses reported measures of profit or loss to assess segment performance. Further, the guidance requires certain segment disclosures previously provided only annually, on an interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance is to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. This ASU requires annually that all entities disclose increasingly disaggregated information on amount of income taxes paid. Further, this ASU requires annually that all public entities must disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. This guidance is effective for fiscal years beginning after December 15, 2024, and is to be applied either on a prospective basis or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Compensation – Scope Application of Profits Interest and Similar Awards

In March 2024, the FASB issued ASU No. 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” which clarifies the guidance by providing an illustrative example to demonstrate how an entity should apply the scope guidance in Topic 718 when determining whether profits interest and similar awards should be accounted for in accordance with Topic 718. For public business entities, this guidance is effective for fiscal years beginning after December 15, 2024, including interim periods therein, and is to be applied either on a prospective basis or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$61,185	$—	$(10)	$61,175
U.S. government agencies	50,000	—	(4,285)	45,715
Municipal	144,752	569	(4,731)	140,590
Corporate notes:
Financial issuers	83,996	—	(8,264)	75,732
Other	1,000	—	(7)	993
Mortgage-backed: (1)
Residential mortgage-backed securities	4,396,962	480	(520,719)	3,876,723
Commercial (multi-family) mortgage-backed securities	16,225	28	(577)	15,676
Collateralized mortgage obligations	188,240	924	(18,170)	170,994
Total available-for-sale securities	$4,942,360	$2,001	$(556,763)	$4,387,598
Held-to-maturity securities
U.S. government agencies	$336,463	$—	$(69,998)	$266,465
Municipal	168,490	258	(4,709)	164,039
Mortgage-backed: (1)
Residential mortgage-backed securities	3,007,304	—	(597,758)	2,409,546
Commercial (multi-family) mortgage-backed securities	6,401	—	(281)	6,120
Collateralized mortgage obligations	234,314	431	(22,983)	211,762
Corporate notes	57,372	8	(3,358)	54,022
Total held-to-maturity securities	$3,810,344	$697	$(699,087)	$3,111,954
Less: Allowance for credit losses	(329)
Held-to-maturity securities, net of allowance for credit losses	$3,810,015
Equity securities with readily determinable fair value	$123,421	$4,480	$(8,124)	$119,777
(1)None of our mortgage-backed securities are subprime.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$6,960	$8	$—	$6,968
U.S. government agencies	50,000	—	(4,876)	45,124
Municipal	144,299	657	(3,998)	140,958
Corporate notes:
Financial issuers	83,996	—	(8,456)	75,540
Other	1,000	—	(9)	991
Mortgage-backed: (1)
Residential Mortgage-backed securities	3,505,012	1,392	(446,784)	3,059,620
Commercial (multi-family) mortgage-backed securities	13,201	68	(289)	12,980
Collateralized mortgage obligations	175,346	1,400	(16,012)	160,734
Total available-for-sale securities	$3,979,814	$3,525	$(480,424)	$3,502,915
Held-to-maturity securities
U.S. government agencies	$336,468	$—	$(67,058)	$269,410
Municipal	172,933	565	(3,778)	169,720
Mortgage-backed: (1)
Residential Mortgage-backed securities	3,042,828	1,922	(549,265)	2,495,485
Commercial (multi-family) mortgage-backed securities	6,415	—	(184)	6,231
Collateralized mortgage obligations	241,075	978	(21,502)	220,551
Corporate notes	57,544	7	(3,480)	54,071
Total held-to-maturity securities	$3,857,263	$3,472	$(645,267)	$3,215,468
Less: Allowance for credit losses	(347)
Held-to-maturity securities, net of allowance for credit losses	$3,856,916
Equity securities with readily determinable fair value	$143,312	$3,500	$(7,544)	$139,268
(1)None of our mortgage-backed securities are subprime.

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$4,947	$1	$—	$4,948
U.S. government agencies	80,000	—	(5,138)	74,862
Municipal	164,110	439	(4,163)	160,386
Corporate notes:
Financial issuers	93,995	—	(11,320)	82,675
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	3,300,048	1,787	(445,405)	2,856,430
Collateralized mortgage obligations	95,880	—	(16,336)	79,544
Total available-for-sale securities	$3,739,980	$2,227	$(482,362)	$3,259,845
Held-to-maturity securities
U.S. government agencies	$339,608	$24	$(70,064)	$269,568
Municipal	174,720	1,117	(2,880)	172,957
Mortgage-backed: (1)
Mortgage-backed securities	2,872,591	1,197	(533,415)	2,340,373
Collateralized mortgage obligations	161,874	—	(22,431)	139,443
Corporate notes	58,061	14	(4,218)	53,857
Total held-to-maturity securities	$3,606,854	$2,352	$(633,008)	$2,976,198
Less: Allowance for credit losses	(463)
Held-to-maturity securities, net of allowance for credit losses	$3,606,391
Equity securities with readily determinable fair value	$116,296	$3,065	$(7,418)	$111,943
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $63.2 million as of March 31, 2024. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. During the three months ended March 31, 2024 and March 31, 2023, the Company recorded no upward or downward adjustments related to such observable price changes, respectively. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three months ended March 31, 2024, the Company recorded $2,000 of impairment of equity securities without readily determinable fair values. During the three months ended March 31, 2023, the Company recorded no impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$61,175	$(10)	$—	$—	$61,175	$(10)
U.S. government agencies	—	—	45,715	(4,285)	45,715	(4,285)
Municipal	46,448	(324)	69,700	(4,407)	116,148	(4,731)
Corporate notes:
Financial issuers	—	—	75,732	(8,264)	75,732	(8,264)
Other	993	(7)	—	—	993	(7)
Mortgage-backed: (1)
Residential mortgage-backed securities	1,567,822	(15,974)	2,277,921	(504,745)	3,845,743	(520,719)
Commercial (multi-family) mortgage-backed securities	12,686	(577)	—	—	12,686	(577)
Collateralized mortgage obligations	18,112	(83)	71,520	(18,087)	89,632	(18,170)
Total available-for-sale securities	$1,707,236	$(16,975)	$2,540,588	$(539,788)	$4,247,824	$(556,763)
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

The Company does not consider available-for-sale securities with unrealized losses at March 31, 2024 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at March 31, 2024 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (7) “Allowance for Credit Losses” in Item 1 of this report for further discussion regarding any credit losses associated with held-to-maturity securities at March 31, 2024.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended March 31,
(In thousands)	2024	2023
Realized gains on investment securities	$1,035	$605
Realized losses on investment securities	(108)	(45)
Net realized gains on investment securities	927	560
Unrealized gains on equity securities with readily determinable fair value	1,034	2,290
Unrealized losses on equity securities with readily determinable fair value	(633)	(1,452)
Net unrealized gains on equity securities with readily determinable fair value	401	838
Impairment of equity securities without readily determinable fair values	(2)	—
Gains on investment securities, net	$1,326	$1,398

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2024, December 31, 2023 and March 31, 2023, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2024		December 31, 2023		March 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$107,680	$107,285	$53,162	$52,945	$108,880	$108,429
Due in one to five years	130,137	121,417	132,348	123,985	131,959	122,172
Due in five to ten years	85,212	80,234	82,040	76,869	39,019	35,158
Due after ten years	17,904	15,269	18,705	15,782	64,194	58,112
Mortgage-backed	4,601,427	4,063,393	3,693,559	3,233,334	3,395,928	2,935,974
Total available-for-sale securities	$4,942,360	$4,387,598	$3,979,814	$3,502,915	$3,739,980	$3,259,845
Held-to-maturity securities
Due in one year or less	$4,652	$4,616	$5,169	$5,142	$2,302	$2,300
Due in one to five years	115,707	111,324	109,602	105,835	98,207	93,717
Due in five to ten years	89,538	88,050	99,700	98,718	110,967	110,892
Due after ten years	352,428	280,536	352,474	283,506	360,913	289,473
Mortgage-backed	3,248,019	2,627,428	3,290,318	2,722,267	3,034,465	2,479,816
Total held-to-maturity securities	$3,810,344	$3,111,954	$3,857,263	$3,215,468	$3,606,854	$2,976,198
Less: Allowance for credit losses	(329)		(347)		(463)
Held-to-maturity securities, net of allowance for credit losses	$3,810,015		$3,856,916		$3,606,391

Securities having a carrying value of $7.2 billion at March 31, 2024 as well as securities having a carrying value of $6.9 billion and $5.7 billion at December 31, 2023 and March 31, 2023, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At March 31, 2024, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2024	2023	2023
Balance:
Commercial	$13,503,481	$12,832,053	$12,576,985
Commercial real estate	11,633,437	11,344,164	10,239,078
Home equity	340,349	343,976	337,016
Residential real estate	2,890,266	2,769,666	2,505,545
Premium finance receivables—property & casualty	6,940,019	6,903,529	5,738,880
Premium finance receivables—life insurance	7,872,033	7,877,943	8,125,802
Consumer and other	51,121	60,500	42,165
Total loans, net of unearned income	$43,230,706	$42,131,831	$39,565,471
Mix:
Commercial	31%	30%	32%
Commercial real estate	27	27	26
Home equity	1	1	1
Residential real estate	7	7	6
Premium finance receivables—property & casualty	16	16	14
Premium finance receivables—life insurance	18	19	21
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses, which, for the commercial and commercial real estate portfolios, are located primarily within the geographic market areas that the banks serve. Various niche lending businesses, including franchise lending and insurance agency lending, operate on a national level. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower, and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $260.2 million at March 31, 2024, $285.4 million at December 31, 2023 and $244.0 million at March 31, 2023.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $84.9 million at March 31, 2024, $84.2 million at December 31, 2023 and $70.9 million at March 31, 2023.

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

(7) Allowance for Credit Losses

In accordance with ASC 326, the Company is required to measure the allowance for credit losses of financial assets with similar risk characteristics on a collective or pooled basis. In considering the segmentation of financial assets measured at amortized cost into pools, the Company considered various risk characteristics in its analysis. Generally, the segmentation utilized represents the level at which the Company develops and documents its systematic methodology to determine the allowance for credit losses for the financial assets held at amortized cost, specifically the Company's loan portfolio and debt securities classified as held-to-maturity. Descriptions of the Company’s loan portfolio segments and major debt security types are included in Note (5) “Allowance for Credit Losses” of the 2023 Form 10-K.

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $307.8 million at March 31, 2024, $304.5 million at December 31, 2023, and $245.1 million at March 31, 2023.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at March 31, 2024, December 31, 2023 and March 31, 2023:

As of March 31, 2024		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$31,740	$27	$30,248	$77,715	$13,363,751	$13,503,481
Commercial real estate
Construction and development	1,627	—	818	7,066	2,140,803	2,150,314
Non-construction	37,635	—	15,895	25,932	9,403,661	9,483,123
Home equity	838	—	212	1,617	337,682	340,349
Residential real estate, excluding early buy-out loans	17,901	—	—	24,523	2,704,492	2,746,916
Premium finance receivables
Property and casualty insurance loans	32,648	25,877	15,274	59,729	6,806,491	6,940,019
Life insurance loans	—	—	32,482	100,137	7,739,414	7,872,033
Consumer and other	19	47	16	210	50,829	51,121
Total loans, net of unearned income, excluding early buy-out loans	$122,408	$25,951	$94,945	$296,929	$42,547,123	$43,087,356
Early buy-out loans guaranteed by U.S. government agencies (1)	—	50,217	—	1,047	92,086	143,350
Total loans, net of unearned income	$122,408	$76,168	$94,945	$297,976	$42,639,209	$43,230,706

As of December 31, 2023		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$38,940	$98	$19,488	$85,743	$12,687,784	$12,832,053
Commercial real estate
Construction and development	2,205	—	251	1,343	2,080,242	2,084,041
Non-construction	33,254	—	8,264	19,291	9,199,314	9,260,123
Home equity	1,341	—	62	2,263	340,310	343,976
Residential real estate, excluding early buy-out loans	15,391	—	2,325	22,942	2,578,425	2,619,083
Premium finance receivables
Property and casualty insurance loans	27,590	20,135	23,236	50,437	6,782,131	6,903,529
Life insurance loans	—	—	16,206	45,464	7,816,273	7,877,943
Consumer and other	22	54	25	165	60,234	60,500
Total loans, net of unearned income, excluding early buy-out loans	$118,743	$20,287	$69,857	$227,648	$41,544,713	$41,981,248
Early buy-out loans guaranteed by U.S. government agencies (1)	—	57,688	250	328	92,317	150,583
Total loans, net of unearned income	$118,743	$77,975	$70,107	$227,976	$41,637,030	$42,131,831
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

Credit Quality Indicators

Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represents factors used by the Company when measuring the allowance for credit losses. Descriptions of the Company’s credit quality indicators by financial asset are included in Note (5) “Allowance for Credit Losses” of the 2023 Form 10-K.

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at March 31, 2024:

	Year of Origination							Revolving	Total
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$970,127	$2,650,822	$1,998,311	$1,433,144	$590,652	$1,200,791	$3,979,064	$5,677	$12,828,588
Special mention	1,783	27,372	69,729	86,335	7,175	53,800	145,717	510	392,421
Substandard accrual	197	27,876	47,624	34,005	14,725	11,845	114,410	50	250,732
Substandard nonaccrual/doubtful	—	12,562	4,653	5,326	1,720	6,734	745	—	31,740
Total commercial, industrial and other	$972,107	$2,718,632	$2,120,317	$1,558,810	$614,272	$1,273,170	$4,239,936	$6,237	$13,503,481
Construction and development
Pass	$26,328	$408,651	$927,437	$369,191	$105,155	$166,162	$23,710	$—	$2,026,634
Special mention	—	417	—	17,091	—	15,143	—	—	32,651
Substandard accrual	—	—	2,495	35,215	2,480	49,212	—	—	89,402
Substandard nonaccrual/doubtful	—	499	—	—	—	1,128	—	—	1,627
Total construction and development	$26,328	$409,567	$929,932	$421,497	$107,635	$231,645	$23,710	$—	$2,150,314
Non-construction
Pass	$298,943	$1,516,282	$1,817,069	$1,370,179	$961,542	$3,011,760	$189,165	$6,915	$9,171,855
Special mention	—	10,190	34,072	46,822	22,865	52,411	—	—	166,360
Substandard accrual	—	1,174	2,480	1,972	19,098	82,549	—	—	107,273
Substandard nonaccrual/doubtful	—	883	453	192	—	36,107	—	—	37,635
Total non-construction	$298,943	$1,528,529	$1,854,074	$1,419,165	$1,003,505	$3,182,827	$189,165	$6,915	$9,483,123
Home equity
Pass	$—	$—	$—	$—	$—	$9,518	$314,674	$1,271	$325,463
Special mention	—	—	223	62	—	1,992	4,076	—	6,353
Substandard accrual	—	—	291	—	45	6,265	995	99	7,695
Substandard nonaccrual/doubtful	—	—	180	69	108	391	—	90	838
Total home equity	$—	$—	$694	$131	$153	$18,166	$319,745	$1,460	$340,349
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$2,621	$4,612	$3,919	$7,149	$125,049	$—	$—	$143,350
Pass	148,886	476,710	828,606	767,141	212,312	270,800	—	—	2,704,455

Special mention	—	1,842	3,945	2,610	1,310	5,191	—	—	14,898
Substandard accrual	64	908	2,157	490	1,023	5,020	—	—	9,662
Substandard nonaccrual/doubtful	—	98	4,474	4,553	798	7,978	—	—	17,901
Total residential real estate	$148,950	$482,179	$843,794	$778,713	$222,592	$414,038	$—	$—	$2,890,266
Premium finance receivables - property and casualty
Pass	$3,462,480	$3,350,889	$—	$10,835	$1,043	$—	$—	$—	$6,825,247
Special mention	23,586	53,219	121	44	—	—	—	—	76,970
Substandard accrual	598	4,460	92	4	—	—	—	—	5,154
Substandard nonaccrual/doubtful	451	31,397	753	45	2	—	—	—	32,648
Total premium finance receivables - property and casualty	$3,487,115	$3,439,965	$966	$10,928	$1,045	$—	$—	$—	$6,940,019
Premium finance receivables - life
Pass	$997,609	$6,871,203	$3,221	$—	$—	$—	$—	$—	$7,872,033
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$997,609	$6,871,203	$3,221	$—	$—	$—	$—	$—	$7,872,033
Consumer and other
Pass	$610	$3,092	$935	$760	$73	$3,670	$41,790	$—	$50,930
Special mention	—	8	14	7	—	77	1	—	107
Substandard accrual	—	14	13	—	—	29	9	—	65
Substandard nonaccrual/doubtful	—	7	9	3	—	—	—	—	19
Total consumer and other	$610	$3,121	$971	$770	$73	$3,776	$41,800	$—	$51,121
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$2,621	$4,612	$3,919	$7,149	$125,049	$—	$—	$143,350
Pass	5,904,983	15,277,649	5,575,579	3,951,250	1,870,777	4,662,701	4,548,403	13,863	41,805,205
Special mention	25,369	93,048	108,104	152,971	31,350	128,614	149,794	510	689,760
Substandard accrual	859	34,432	55,152	71,686	37,371	154,920	115,414	149	469,983
Substandard nonaccrual/doubtful	451	45,446	10,522	10,188	2,628	52,338	745	90	122,408
Total loans	$5,931,662	$15,453,196	$5,753,969	$4,190,014	$1,949,275	$5,123,622	$4,814,356	$14,612	$43,230,706
Gross write offs
Three months ended March 31, 2024	99	13,085	2,129	660	1,965	5,903	—	—	23,841

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

As of March 31, 2024	Year of Origination						Total
(In thousands)	2024	2023	2022	2021	2020	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$156,875	$147,813	$25,000	$6,775	$336,463
5-7 internal grade							—
8-10 internal grade							—
Total U.S. government agencies	$—	$—	$156,875	$147,813	$25,000	$6,775	$336,463
Municipal
1-4 internal grade	$—	$4,176	$1,037	$6,886	$258	$156,133	$168,490
5-7 internal grade							—
8-10 internal grade							—
Total municipal	$—	$4,176	$1,037	$6,886	$258	$156,133	$168,490
Mortgage-backed securities
1-4 internal grade	$—	$372,240	$566,684	$2,309,095	$—	$—	$3,248,019
5-7 internal grade							—
8-10 internal grade							—
Total mortgage-backed securities	$—	$372,240	$566,684	$2,309,095	$—	$—	$3,248,019
Corporate notes
1-4 internal grade	$—	$—	$14,967	$—	$6,006	$36,399	$57,372
5-7 internal grade							—
8-10 internal grade							—
Total corporate notes	$—	$—	$14,967	$—	$6,006	$36,399	$57,372
Total held-to-maturity securities							$3,810,344
Less: Allowance for credit losses							(329)
Held-to-maturity securities, net of allowance for credit losses							$3,810,015

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

	March 31,	December 31,	March 31,
(In thousands)	2024	2023	2023
Allowance for loan losses	$348,612	$344,235	$287,972
Allowance for unfunded lending-related commitments losses	78,563	83,030	87,826
Allowance for loan losses and unfunded lending-related commitments losses	427,175	427,265	375,798
Allowance for held-to-maturity securities losses	329	347	463
Allowance for credit losses	$427,504	$427,612	$376,261

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of March 31, 2024, excluding loans carried at fair value, substandard nonaccrual loans totaling $52.8 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three months ended March 31, 2024 and March 31, 2023 is as follows:

Three months ended March 31, 2024		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$169,604	$223,853	$7,116	$13,133	$13,069	$490	$427,265
Other adjustments	—	—	—	—	(31)	—	(31)
Charge-offs	(11,215)	(5,469)	(74)	(38)	(6,938)	(107)	(23,841)
Recoveries	479	31	29	2	1,527	23	2,091
Provision for credit losses	7,650	7,637	120	604	5,703	(23)	21,691
Allowance for credit losses at period end	$166,518	$226,052	$7,191	$13,701	$13,330	$383	$427,175
By measurement method:
Individually measured	$13,989	$1,784	$—	$59	$—	$9	$15,841
Collectively measured	152,529	224,268	7,191	13,642	13,330	374	411,334
Loans at period end
Individually measured	$31,740	$39,262	$838	$17,509	$—	$19	$89,368
Collectively measured	13,471,741	11,594,175	339,511	2,728,392	14,812,052	51,102	42,996,973
Loans held at fair value	—	—	—	144,365	—	—	144,365

Three months ended March 31, 2023	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$142,769	$184,352	$7,573	$11,585	$10,671	$498	$357,448
Cumulative effect adjustment from the adoption of ASU 2022-02 (TDR), net of tax	111	1,356	(33)	(692)	—	(1)	741
Other adjustments	—	—	—	—	4	—	4
Charge-offs	(2,543)	(5)	—	—	(4,650)	(153)	(7,351)
Recoveries	392	100	35	4	1,323	32	1,886
Provision for credit losses	8,772	8,977	153	537	4,607	24	23,070
Allowance for credit losses at period end	$149,501	$194,780	$7,728	$11,434	$11,955	$400	$375,798
By measurement method:
Individually measured	$11,281	$1,621	$—	$—	$—	$1	$12,903
Collectively measured	138,220	193,159	7,728	11,434	11,955	399	362,895
Loans at period end
Individually measured	$47,950	$11,196	$1,190	$11,280	$—	$6	$71,622
Collectively measured	12,529,035	10,227,882	335,826	2,286,733	13,864,682	42,159	39,286,317
Loans held at fair value	—	—	—	207,532	—	—	207,532
For the three months ended March 31, 2024 and March 31, 2023, the Company recognized approximately $21.7 million and $23.1 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of loan growth as well as the Company’s macroeconomic forecasts of key model inputs, most notably, Baa corporate credit spreads and the Commercial Real Estate Pricing Index (“CREPI”). Uncertainties remain regarding expected economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of March 31, 2024. Another key driver of provision for credit losses in these portfolios was loan risk rating migration. Net charge-offs in the three month periods ending March 31, 2024 and March 31, 2023, totaled $21.8 million and $5.5 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three month period ended March 31, 2024 and 2023, the Company recognized approximately $(18,000) and $(25,000), respectively, of provision for credit losses related to held-to-maturity securities. At March 31, 2024 and March 31, 2023, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At March 31, 2024, the Company had $1,146,000 of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $49.6 million and $53.4 million at March 31, 2024 and 2023, respectively.

The tables below presents a summary of the period-end balance of loans to borrowers experiencing financial difficulties during the three months ended March 31, 2024 and 2023:

Three months ended March 31, 2024 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$1,629	0.0%	$1,502	$—	$—	$127
Commercial real estate
Non-construction	1,176	0.0	293	—	883	—
Home equity	98	0.0	98	—	—	—
Residential real estate	218	0.0	35	183	—	—
Premium finance receivables
Property and casualty insurance loans	1	0.0	1	—	—	—
Total loans	$3,122	0.0%	$1,929	$183	$883	$127

		Weighted average magnitude of modifications:
Three months ended March 31, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$1,629	10	219	—
Commercial real estate
Non-construction	1,176	47	—	16
Home equity	98	12	—	—
Residential real estate	218	37	201	—
Premium finance receivables
Property and casualty insurance loans	1	0	—	—
Total loans	$3,122	16	215	16

Three Months Ended March 31, 2023 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$37,474	0.3%	$1,938	$221	$35,265	$50
Commercial real estate
Non-construction	1,333	0.0	467	827	39	—
Home equity	203	0.1	203	—	—	—
Residential real estate	1,708	0.1	1,253	271	—	184
Premium finance receivables
Property and casualty insurance loans	11	0.0	3	—	—	8
Total loans	$40,729	0.1%	$3,864	$1,319	$35,304	$242

		Weighted average magnitude of modifications:
Three months ended March 31, 2023 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$37,474	10	52	16
Commercial real estate
Non-construction	1,333	51	342	101
Home equity	203	12	—	—
Residential real estate	1,708	45	290	—
Premium finance receivables
Property and casualty insurance loans	11	0	50	—
Total loans	$40,729	27	275	17

The Company had commitments of $4.2 million and $32.2 million as of March 31,2024 and March 31, 2023, respectively, to lend additional funds to borrowings experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below.

(Dollars in thousands)	For the Twelve Months Ended March 31, 2024	Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023	Three Months Ended March 31, 2023
	Total	Payments in Default (1)	Total	Payments in Default (1)
Commercial
Commercial, industrial and other	$16,011	$244	$37,474	$2
Commercial real estate
Construction and development	2,495	—	—	—
Non-construction	6,161	603	1,333	828
Home equity	616	19	203	104
Residential real estate	612	144	1,708	—
Premium finance receivables
Property and casualty insurance loans	81	—	11	11
Total loans	$25,976	$1,010	$40,729	$945
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2023	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2024
Community banking	$545,671	$—	$—	$—	$545,671
Specialty finance	39,006	—	—	(491)	38,515
Wealth management	71,995	—	—	—	71,995
Total	$656,672	$—	$—	$(491)	$656,181

The specialty finance unit’s goodwill decreased $491,000 in the first three months of 2024 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of March 31, 2024, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of March 31, 2024 is as follows:

(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(46,899)	(46,125)	(43,473)
Net carrying amount	$8,307	$9,081	$11,733
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$14,107	$14,881	$17,533
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,962	$1,963	$1,962
Accumulated amortization	(1,849)	(1,837)	(1,799)
Net carrying amount	$113	$126	$163
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$26,630	$20,430
Accumulated amortization	(19,120)	(18,748)	(17,175)
Net carrying amount	$7,510	$7,882	$3,255
Total acquisition-related intangible assets:
Gross carrying amount	$89,598	$89,599	$83,398
Accumulated amortization	(67,868)	(66,710)	(62,447)
Total other acquisition-related intangible assets, net	$21,730	$22,889	$20,951

Estimated amortization
Actual in three months ended March 31, 2024	$1,158
Estimated remaining in 2024	3,143
Estimated—2025	3,482
Estimated—2026	2,772
Estimated—2027	2,156
Estimated—2028	1,591

The core deposit intangibles recognized in connection with prior bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line basis. The increase in wealth management segment customer list and other intangibles as compared to March 31, 2023 relates to the acquisition in the second quarter 2023 which is being amortized over a period of ten years on an accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with the acquisition of certain assets of Veterans First Mortgage in 2018. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis.

Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $1.2 million for the three months ended March 31, 2024 and 2023.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2024	2023
Fair value at beginning of the period	$192,456	230,225
Additions from loans sold with servicing retained	5,379	5,107
Estimate of changes in fair value due to:
Payoffs, paydowns and repurchases	(4,386)	(3,909)
Changes in valuation inputs or assumptions	7,595	(6,953)
Fair value at end of the period	$201,044	$224,470
Unpaid principal balance of mortgage loans serviced for others	$12,051,392	$14,080,461

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

The estimation of fair value related to MSRs is partly impacted by the Company exercising its early buyout options (“EBO”) on eligible loans previously sold to the Government National Mortgage Association (“GNMA”). Under such optional repurchase program, financial institutions acting as servicers are allowed to buy back from the securitized loan pool individual delinquent mortgage loans meeting certain criteria for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. At the time of such repurchase, any MSR value related to such loans is derecognized.

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects not to designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of March 31, 2024 and March 31, 2023, see Note (14) “Derivative Financial Instruments” in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Balance:
Non-interest-bearing	$9,908,183	$10,420,401	$11,236,083
NOW and interest-bearing demand deposits	5,720,947	5,797,649	5,576,558
Wealth management deposits	1,347,817	1,614,499	1,809,933
Money market	15,617,717	15,149,215	13,552,277
Savings	5,959,774	5,790,334	5,192,108
Time certificates of deposit	7,894,420	6,625,072	5,351,252
Total deposits	$46,448,858	$45,397,170	$42,718,211
Mix:
Non-interest-bearing	21%	23%	26%
NOW and interest-bearing demand deposits	12	13	13
Wealth management deposits	3	4	4
Money market	34	33	32
Savings	13	13	12
Time certificates of deposit	17	14	13
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023
FHLB advances	$2,676,751	$2,326,071	$2,316,071
Other borrowings:
Notes payable	164,153	171,282	192,666
Short-term borrowings	10,869	13,430	10,124
Secured borrowings	341,704	401,897	320,007
Other	58,682	59,204	60,751
Total other borrowings	575,408	645,813	583,548
Subordinated notes	437,965	437,866	437,493
Total FHLB advances, other borrowings and subordinated notes	$3,690,124	$3,409,750	$3,337,112

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances”, Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2023 Form 10-K.

Notes Payable
Notes payable balances represent the balances on the Company’s credit agreement with certain unaffiliated banks. At March 31, 2024, the outstanding principal balance under the term loan facility was $164.2 million and there was no outstanding balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2024, the Company was in compliance with all such covenants.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreement at the banks. These borrowings totaled $10.9 million at March 31, 2024 compared to $13.4 million and $10.1 million at December 31, 2023 and March 31, 2023, respectively. As of March 31, 2024, the Company had pledged securities related to its customer balances in sweep accounts of $16.6 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of mortgage-backed securities. These securities are included in the available-for-sale portfolio as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of March 31, 2024 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$16,632
Excess collateral	5,763
Securities sold under repurchase agreements	$10,869

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

At March 31, 2024, the translated balance of the secured borrowings totaled $332.4 million compared to $392.5 million at December 31, 2023 and $310.6 million at March 31, 2023. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus fee rate of 0.825%.

The remaining $9.3 million, $9.4 million and $9.4 million within secured borrowings at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, represent other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Subsequent amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At March 31, 2024, the Company was in compliance with all such covenants.

Subordinated Notes

At March 31, 2024, the Company had outstanding subordinated notes totaling $438.0 million compared to $437.9 million and $437.5 million at December 31, 2023 and March 31, 2023, respectively. In 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024.

(12) Junior Subordinated Debentures

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2024. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure (1)	Contractual Rate at 3/31/2024	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	S+0.26161+3.25	8.83%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	S+0.26161+2.80	8.36%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	S+0.26161+2.60	8.16%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	S+0.26161+1.95	7.54%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	S+0.26161+1.45	7.01%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	S+0.26161+1.63	7.22%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	S+0.26161+3.00	8.57%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	S+0.26161+3.00	8.57%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	S+0.26161+3.00	8.56%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	S+0.26161+1.75	7.34%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	S+0.26161+1.62	7.21%	06/2007	09/2037	06/2012
Total			$253,566		7.77%
(1)The interest rates on the variable rate junior subordinated debentures are based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) and reset on a quarterly basis.

The junior subordinated debentures totaled $253.6 million at March 31, 2024, December 31, 2023 and March 31, 2023. At March 31, 2024, the weighted average contractual interest rate on the junior subordinated debentures was 7.77%.

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

For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note (10) “Deposits” in Item 1 of this report for more information on these deposits. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment’s risk-weighted assets.

The segment financial information provided in the following table has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in Note (1) “Summary of Significant Accounting Policies” of the 2023 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	March 31, 2024	March 31, 2023
Net interest income:
Community Banking	$363,685	$369,848	$(6,163)	(2)%
Specialty Finance	82,282	70,351	11,931	17
Wealth Management	7,758	8,955	(1,197)	(13)
Total Operating Segments	453,725	449,154	4,571	1
Intersegment Eliminations	10,469	8,841	1,628	18
Consolidated net interest income	$464,194	$457,995	$6,199	1%
Provision for credit losses:
Community Banking	$20,392	$21,099	$(707)	(3)%
Specialty Finance	1,281	1,946	(665)	(34)
Wealth Management	—	—	—	—
Total Operating Segments	21,673	23,045	(1,372)	(6)
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$21,673	$23,045	$(1,372)	(6)%
Non-interest income:
Community Banking	$74,636	$68,733	$5,903	9%
Specialty Finance	27,317	25,790	1,527	6
Wealth Management	58,485	30,297	28,188	93
Total Operating Segments	160,438	124,820	35,618	29
Intersegment Eliminations	(19,858)	(17,051)	(2,807)	16
Consolidated non-interest income	$140,580	$107,769	$32,811	30%
Net revenue:
Community Banking	$438,321	$438,581	$(260)	0%
Specialty Finance	109,599	96,141	13,458	14
Wealth Management	66,243	39,252	26,991	69
Total Operating Segments	614,163	573,974	40,189	7
Intersegment Eliminations	(9,389)	(8,210)	(1,179)	14
Consolidated net revenue	$604,774	$565,764	$39,010	7%
Segment profit:
Community Banking	$120,046	$134,232	$(14,186)	(11)%
Specialty Finance	42,523	36,737	5,786	16
Wealth Management	24,725	9,229	15,496	168
Consolidated net income	$187,294	$180,198	$7,096	4%
Segment assets:
Community Banking	$45,720,014	$41,611,980	$4,108,034	10%
Specialty Finance	10,713,783	9,841,044	872,739	9
Wealth Management	1,143,136	1,420,487	(277,351)	(20)
Consolidated total assets	$57,576,933	$52,873,511	$4,703,422	9%
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

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2024, December 31, 2023 and March 31, 2023:

	Derivative Assets			Derivative Liabilities
(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023	March 31, 2024	December 31, 2023	March 31, 2023
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$12,985	$40,116	$25,730	$94,758	$44,456	$43,412
Interest rate derivatives designated as Fair Value Hedges	13,443	12,349	13,732	21	273	—
Total derivatives designated as hedging instruments under ASC 815	$26,428	$52,465	$39,462	$94,779	$44,729	$43,412
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$222,505	$211,490	$219,869	$223,384	$210,397	$219,053
Interest rate lock commitments	6,212	4,511	5,356	21	—	67
Forward commitments to sell mortgage loans	169	—	121	2,549	5,212	2,953
Commodity forward contracts	685	888	491	416	609	315
Foreign exchange contracts	3,265	6,372	8,705	3,215	6,308	8,632
Total derivatives not designated as hedging instruments under ASC 815	$232,836	$223,261	$234,542	$229,585	$222,526	$231,020
Total Derivatives	$259,264	$275,726	$274,004	$324,364	$267,255	$274,432

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts to or from a counterparty in exchange for the Company receiving or paying fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the settlement of amounts in which the interest rate index specified in the contract exceeds the agreed upon cap strike rate or in which the interest rate index specified in the contract is below the agreed upon floor strike rate at the end of each period.

As of March 31, 2024, the Company had various interest rate collar and swap derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of March 31, 2024:

	March 31, 2024
	Notional	Fair Value
(In thousands)	Amount	Asset (Liability)
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(18,054)
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	(4,246)
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(36,414)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	(3,420)
Fixed 3.759%; matures December 2025	250,000	(3,373)
Fixed 3.680%; matures February 2026	250,000	(3,715)
Fixed 4.176%; matures March 2026	250,000	(1,439)
Fixed 3.915%; matures March 2026	250,000	(2,643)
Fixed 4.450%; matures July 2026	250,000	410
Fixed 3.515%, matures December 2026	250,000	(4,681)
Fixed 3.512%; matures December 2026	250,000	(4,700)
Fixed 3.453%; matures February 2027	250,000	(5,086)
Fixed 4.150%; matures July 2027	250,000	199
Fixed 3.748%; matures March 2028	250,000	(2,483)
Fixed 3.526%; matures March 2028	250,000	(4,504)
Fixed 3.993%; matures October 2029	100,000	1,150
Fixed 3.993%; matures October 2029	250,000	2,876
Fixed 4.245%; matures November 2029	175,000	4,175
Fixed 4.245%; matures November 2029	175,000	4,175
Total Cash Flow Hedges	$6,700,000	$(81,773)

In the first quarter of 2022, the Company terminated interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $1.0 billion and a five-year term effective July 2022. At the time of termination, the fair value of the derivative contracts totaled an asset of $66.5 million, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. In the second quarter of 2022, the Company terminated two additional interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $500.0 million each effective since April 2020. The remaining terms of such derivative contracts were through March 2023 and April 2024 and, at the time of termination, the fair value of the derivative contracts totaled assets of $3.7 million and $10.7 million, respectively, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. In the fourth quarter of 2022, the Company terminated one additional interest rate collar derivative contract designated as a cash flow hedge of a term borrowing facility with a total notional value of $64.3 million effective since September 2018. The remaining term of such derivative contract was through September 2023 and, at the time of termination, the fair value of the derivative contract totaled an asset of $875,000, with such adjustments to fair value recorded in accumulated other comprehensive income or loss.

For all such terminations, as the hedged forecasted transactions (interest payments on variable rate deposits and a term borrowing facility) are still expected to occur over the remaining term of such terminated derivatives, such adjustments will remain in accumulated other comprehensive income or loss and be reclassified as a reduction to interest expense on a straight-line basis over the original term of the terminated derivative contracts.

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Unrealized gain at beginning of period	$43,538	$10,026
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	19,818	3,747
Amount of loss recognized in other comprehensive income or loss	(101,909)	30,919
Unrealized (loss) gain at end of period	$(38,553)	$44,692

As of March 31, 2024, the Company estimated that during the next 12 months $56.9 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $13.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $70.2 million reclassified as a reduction to interest income related to the interest rate collars and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2024, the Company had 13 interest rate swaps with an aggregate notional amount of $215.2 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of March 31, 2024:

(In thousands)		March 31, 2024
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$201,019	$(13,487)	$(75)
	Available-for-sale debt securities	712	(19)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended
		March 31, 2024
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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates. As of March 31, 2024, there were no interest rate caps outstanding that were designed to act as an economic hedge.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2024 and December 31, 2023, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $11.6 billion and $11.4 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At March 31, 2024 these interest rate derivatives had maturity dates ranging from April 2024 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2024 and December 31, 2023, the Company had interest rate lock commitments with an aggregate notional amount of approximately $226.4 million and $129.9 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $561.6 million and $626.9 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2024 and December 31, 2023, the Company had commodity derivative transactions with an aggregate notional amount of approximately $8.7 million and $8.4 million, respectively, (all forward contracts with customers and third parties) related to this program. At March 31, 2024, these commodity derivatives had maturity dates ranging from April 2024 to March 2025.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of March 31, 2024 and December 31, 2023, the Company held foreign currency derivatives with an aggregate notional amount of approximately $107.1 million and $144.3 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2024, December 31, 2023 or March 31, 2023.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company's mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. The Company held five interest rate derivatives with an aggregate notional value of $145.0 million at March 31, 2024 and four interest rate derivatives with an aggregate notional value of and $195.0 million at December 31, 2023, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2024	March 31, 2023
Interest rate swaps and caps	Trading gains, net	$595	$800
Mortgage banking derivatives	Mortgage banking revenue	(15)	3,640
Commodity contracts	Trading gains, net	268	177
Foreign exchange contracts	Trading gains, net	8	—
Covered call options	Fees from covered call options	4,847	10,391
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	(2,577)	946

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2024, there were no interest rate derivatives in a net liability position that were subject to such agreements. The fair value of such derivatives includes accrued interest related to these agreements. If the Company had breached any of these provisions and those derivatives subject to such agreements were in a liability position, and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023	March 31, 2024	December 31, 2023	March 31, 2023
Gross Amounts Recognized	$248,933	$263,955	$259,331	$318,163	$255,126	$262,465
Less: Amounts offset in the Statements of Condition	—	—	—	—	—	—
Net amount presented in the Statements of Condition	$248,933	$263,955	$259,331	$318,163	$255,126	$262,465
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(109,977)	(76,514)	(55,838)	(109,977)	(76,514)	(55,838)
Collateral Posted	(119,572)	(144,899)	(181,884)	—	—	—
Net Credit Exposure	$19,384	$42,542	$21,609	$208,186	$178,612	$206,627

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

At March 31, 2024, the Company classified $88.2 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the first quarter of 2024, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2024 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At March 31, 2024, the Company classified $33.7 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at March 31, 2024 was 6.60%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.43% with credit loss discount ranging from 0%-12% at March 31, 2024.

Loans held-for-investment—The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At March 31, 2024, the Company classified $49.3 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at March 31, 2024 was 6.60%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 7.78% at March 31, 2024. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.9 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.18% with credit loss discounts ranging from 0%-16% at March 31, 2024.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At March 31, 2024, the Company classified $201.0 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at March 31, 2024 was 10.99% with discount rates applied ranging from 1%-21%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-90% or a weighted average prepayment speed of 7.78%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $77 and $394, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (9) “Mortgage Servicing Rights (“MSRs”)” in Item 1 of this report for further discussion of MSRs.

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

At March 31, 2024, the Company classified $6.2 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at March 31, 2024 was 82.11% with pull-through rates applied ranging from 6% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$61,175	$61,175	$—	$—
U.S. government agencies	45,715	—	45,715	—
Municipal	140,590	—	52,371	88,219
Corporate notes	76,725	—	76,725	—
Mortgage-backed	4,063,393	—	4,063,393	—
Trading account securities	2,184	—	2,184	—
Equity securities with readily determinable fair value	119,777	111,711	8,066	—
Mortgage loans held-for-sale	339,884	—	306,158	33,726
Loans held-for-investment	144,371	—	95,054	49,317
MSRs	201,044	—	—	201,044
Nonqualified deferred compensation assets	15,953	—	15,953	—
Derivative assets	259,264	—	253,052	6,212
Total	$5,470,075	$172,886	$4,918,671	$378,518
Derivative liabilities	$324,364	$—	$324,364	$—

	December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$6,968	$6,968	$—	$—
U.S. government agencies	45,124	—	45,124	—
Municipal	140,958	—	54,721	86,237
Corporate notes	76,531	—	76,531	—
Mortgage-backed	3,233,334	—	3,233,334	—
Trading account securities	4,707	—	4,707	—
Equity securities with readily determinable fair value	139,268	131,202	8,066	—
Mortgage loans held-for-sale	292,722	—	265,887	26,835
Loans held-for-investment	155,261	—	94,591	60,670
MSRs	192,456	—	—	192,456
Nonqualified deferred compensation assets	15,238	—	15,238	—
Derivative assets	275,726	—	271,216	4,510
Total	$4,578,293	$138,170	$4,069,415	$370,708
Derivative liabilities	$267,255	$—	$267,255	$—

	March 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$4,948	$4,948	$—	$—
U.S. government agencies	74,862	—	74,862	—
Municipal	160,386	—	48,129	112,257
Corporate notes	83,675	—	83,675	—
Mortgage-backed	2,935,974	—	2,935,974	—
Trading account securities	102	—	102	—
Equity securities with readily determinable fair value	111,943	103,877	8,066	—
Mortgage loans held-for-sale	302,493	—	258,243	44,250
Loans held-for-investment	202,143	—	132,650	69,493
MSRs	224,470	—	—	224,470
Nonqualified deferred compensation assets	14,379	—	14,379	—
Derivative assets	274,004	—	268,648	5,356
Total	$4,389,379	$108,825	$3,824,728	$455,826
Derivative liabilities	$274,432	$—	$274,432	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2024, December 31, 2023 and March 31, 2023 for mortgage loans held-for-sale measured at fair value under ASC 825 was $342.7 million, $291.7 million and $307.3 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $339.9 million, $292.7 million and $302.5 million, for the same respective periods, as shown in the above tables. At March 31, 2024, $1.3 million of mortgage loans held-for-sale were classified as nonaccrual compared to $649,000 as of December 31, 2023 and $3.3 million as of March 31, 2023. Additionally, there were $33.2 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of March 31, 2024 compared to $26.6 million as of December 31, 2023 and $41.4 million as of March 31, 2023. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at March 31, 2024, December 31, 2023, and March 31, 2023 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of March 31, 2024, December 31, 2023 and March 31, 2023 for loans held-for-investment measured at fair value under ASC 825 was $145.9 million, $156.9 million and $204.5 million, respectively, while the aggregate fair value of loans held-for-investment was $144.4 million, $155.3 million and $202.1 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2024 and 2023 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2024	$86,237	$26,835	$60,670	$192,456	$4,510
Total net (losses) gains included in:
Net income (1)	—	67	(317)	8,588	1,702
Other comprehensive income or loss	(1,988)	—	—	—	—
Purchases	8,384	—	—	—	—
Settlements	(4,414)	(10,340)	(15,803)	—	—
Net transfers into Level 3	—	17,164	4,767	—	—
Balance at March 31, 2024	$88,219	$33,726	$49,317	$201,044	$6,212

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2023	$117,537	$48,655	$84,165	$230,225	$1,711
Total net (losses) gains included in:
Net income (1)	—	466	364	(5,755)	3,645
Other comprehensive income or loss	(1,662)	—	—	—	—
Purchases	4,418	—	—	—	—
Settlements	(8,036)	(18,619)	(20,322)	—	—
Net transfers into Level 3	—	13,748	5,286	—	—
Balance at March 31, 2023	$112,257	$44,250	$69,493	$224,470	$5,356
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2024:

	March 31, 2024				Three Months Ended March 31, 2024 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$89,368	$—	$—	$89,368	$16,726
Other real estate owned (1)	14,538	—	—	14,538	207
Total	$103,906	$—	$—	$103,906	$16,933
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (7) “Allowance for Credit Losses” in Item 1 of this report. At March 31, 2024, the Company had $89.4 million of individually assessed loans classified as Level 3. All of the $89.4 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above. None were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At March 31, 2024, the Company had $14.5 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2024 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$88,219	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	33,726	Discounted cash flows	Discount rate	6.60%	6.60%	Decrease
			Credit discount	0% - 12%	0.43%	Decrease
Loans held-for-investment	49,317	Discounted cash flows	Discount rate	6.60% - 6.63%	6.60%	Decrease
			Credit discount	0% - 16%	1.18%	Decrease
			Constant prepayment rate (CPR) - current loans	7.78%	7.78%	Decrease
			Average life - delinquent loans (in years)	1.1 years - 10.6 years	5.9 years	Decrease
MSRs	201,044	Discounted cash flows	Discount rate	1% - 21%	10.99%	Decrease
			Constant prepayment rate (CPR)	0% - 90%	7.78%	Decrease
			Cost of servicing	$70 - $200	$77	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$394	Decrease
Derivatives	6,212	Discounted cash flows	Pull-through rate	6% - 100%	82.11%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	89,368	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	14,538	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2024		At December 31, 2023		At March 31, 2023
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$379,886	$379,886	$423,464	$423,464	$445,986	$445,986
Interest-bearing deposits with banks	2,131,077	2,131,077	2,084,323	2,084,323	1,563,578	1,563,578
Available-for-sale securities	4,387,598	4,387,598	3,502,915	3,502,915	3,259,845	3,259,845
Held-to-maturity securities	3,810,015	3,111,954	3,856,916	3,215,468	3,606,391	2,976,198
Trading account securities	2,184	2,184	4,707	4,707	102	102
Equity securities with readily determinable fair value	119,777	119,777	139,268	139,268	111,943	111,943
FHLB and FRB stock, at cost	224,657	224,657	205,003	205,003	244,957	244,957
Brokerage customer receivables	13,382	13,382	10,592	10,592	16,042	16,042
Mortgage loans held-for-sale, at fair value	339,884	339,884	292,722	292,722	302,493	302,493
Loans held-for-investment, at fair value	144,371	144,371	155,261	155,261	202,143	202,143
Loans held-for-investment, at amortized cost	43,086,335	42,068,619	41,976,570	41,090,010	39,363,328	38,577,761
Nonqualified deferred compensation assets	15,953	15,953	15,238	15,238	14,379	14,379
Derivative assets	259,264	259,264	275,726	275,726	274,004	274,004
Accrued interest receivable and other	487,933	487,933	477,832	477,832	417,066	417,066
Total financial assets	$55,402,316	$53,686,539	$53,420,537	$51,892,529	$49,822,257	$48,406,497
Financial Liabilities
Non-maturity deposits	$38,554,438	$38,554,438	$38,772,098	$38,772,098	$37,366,959	$37,366,959
Time certificates of deposit	7,894,420	7,872,870	6,625,072	6,603,746	5,351,252	4,970,556
FHLB advances	2,676,751	2,669,780	2,326,071	2,367,107	2,316,071	2,255,580
Other borrowings	575,408	573,752	645,813	643,755	583,548	555,615
Subordinated notes	437,965	413,003	437,866	413,501	437,493	410,827
Junior subordinated debentures	253,566	253,574	253,566	253,579	253,566	252,663
Derivative liabilities	324,364	324,364	267,255	267,255	274,432	274,432
Accrued interest payable	64,943	64,943	51,116	51,116	42,015	42,015
Total financial liabilities	$50,781,855	$50,726,724	$49,378,857	$49,372,157	$46,625,336	$46,128,647

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

Loans held-for-investment, at amortized cost. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are analyzed by type such as commercial, residential real estate, etc. Each category is further segmented by interest rate type (fixed and variable). The fair value for loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect credit and interest rate risks inherent in the loan category. In accordance with ASC 820, the Company has categorized these loans as a Level 3 fair value measurement.

Time certificates of deposit. The fair value of time certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently in effect for time certificates of deposit. In accordance with ASC 820, the Company has categorized time certificates of deposit as a Level 3 fair value measurement.

FHLB advances. The fair value of FHLB advances is estimated by a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. In accordance with ASC 820, the Company has categorized FHLB advances as a Level 3 fair value measurement.

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

(16) Stock-Based Compensation Plans

As of March 31, 2024, approximately 737,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2023 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $9.2 million in the first quarter of 2024 and $8.3 million in the first quarter of 2023.

A summary of the Plans’ stock option activity for the three months ended March 31, 2024 and March 31, 2023 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2024	13,100	$42.76
Granted	—	—
Exercised	(775)	32.26
Forfeited or canceled	—	—
Outstanding at March 31, 2024	12,325	$43.42	4.2	$751
Exercisable at March 31, 2024	12,325	$43.42	4.2	$751

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2023	68,093	$41.14
Granted	—	—
Exercised	(54,218)	40.87
Forfeited or canceled	—	—
Outstanding at March 31, 2023	13,875	$42.18	4.7	$427
Exercisable at March 31, 2023	13,875	$42.18	4.7	$427
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

The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and March 31, 2023, was approximately $50,000 and $2.5 million, respectively. Cash received from option exercises under the Plans for the three months ended March 31, 2024 and March 31, 2023 was approximately $25,000 and $2.2 million, respectively.

A summary of the Plans’ restricted share activity for the three months ended March 31, 2024 and March 31, 2023 is presented below:

	Three months ended March 31, 2024		Three months ended March 31, 2023
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	746,123	$79.60	610,155	$73.21
Granted	305,807	98.92	242,576	89.82
Vested and issued	(219,622)	69.25	(96,649)	64.14
Forfeited or canceled	(3,154)	87.01	(1,968)	77.37
Outstanding at March 31	829,154	$89.44	754,114	$79.70
Vested, but deferred, at March 31	99,382	$53.78	97,888	$53.30

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2024 and March 31, 2023 is presented below:

	Three months ended March 31, 2024		Three months ended March 31, 2023
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	553,026	$79.69	545,379	$70.30
Granted	96,210	58.78	185,514	92.48
Added by performance factor at vesting	111,204	100.44	23,161	63.64
Vested and issued	(294,902)	58.69	(178,203)	63.64
Forfeited or canceled	(864)	95.40	(2,301)	78.20
Outstanding at March 31	464,674	$93.62	573,550	$79.24
Vested, but deferred, at March 31	21,493	$43.71	35,852	$44.59

(17) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2024	$(350,697)	$32,049	$(42,583)	$(361,231)
Other comprehensive loss during the period, net of tax, before reclassifications	(57,287)	(74,954)	(6,234)	(138,475)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	19	14,576	—	14,595
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(37)	—	—	(37)
Net other comprehensive (loss) during the period, net of tax	$(57,305)	$(60,378)	$(6,234)	$(123,917)
Balance at March 31, 2024	$(408,002)	$(28,329)	$(48,817)	$(485,148)

Balance at January 1, 2023	$(386,057)	$7,381	$(48,960)	$(427,636)
Other comprehensive income during the period, net of tax, before reclassifications	34,503	22,679	710	57,892
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(409)	2,749	—	2,340
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(32)	—	—	(32)
Net other comprehensive income during the period, net of tax	$34,062	$25,428	$710	$60,200
Balance at March 31, 2023	$(351,995)	$32,809	$(48,250)	$(367,436)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2024	2023
Accumulated unrealized gains on securities
Gains included in net income	$(26)	$560	Gains on investment securities, net
	(26)	560	Income before taxes
Tax effect	7	(151)	Income tax expense
Net of tax	$(19)	$409	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest income on loans	$24,475	$9,072	Interest on Loans
Amount reclassified to interest expense on deposits	$(4,657)	$(5,588)	Interest on deposits
Amount reclassified to interest expense on other borrowings	—	263	Interest on other borrowings
	(19,818)	(3,747)	Income before taxes
Tax effect	5,242	998	Income tax expense
Net of tax	$(14,576)	$(2,749)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(Dollars in thousands, except per share data)		March 31, 2024	March 31, 2023
Net income		$187,294	$180,198
Less: Preferred stock dividends		6,991	6,991
Net income applicable to common shares	(A)	$180,303	$173,207

Weighted average common shares outstanding	(B)	61,481	60,950
Effect of dilutive potential common shares
Common stock equivalents		928	873
Weighted average common shares and effect of dilutive potential common shares	(C)	62,409	61,823
Net income per common share:
Basic	(A/B)	$2.93	$2.84
Diluted	(A/C)	$2.89	$2.80

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

At the January 2024 meeting of the board of directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.45 per share ($1.80 on an annualized basis) was declared. It was paid on February 22, 2024 to shareholders of record as of February 8, 2024.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of March 31, 2024 compared with December 31, 2023 and March 31, 2023, and the results of operations for the three month periods ended March 31, 2024 and March 31, 2023, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Introduction

Wintrust is a financial holding company that provides traditional community banking services and offers a full array of wealth management services, primarily to customers in the Chicago metropolitan area, southern Wisconsin and northwest Indiana, and operates other financing businesses on a national basis and in Canada through several non-bank business units.

Overview

First Quarter Highlights

The Company recorded net income of $187.3 million for the first quarter of 2024 compared to $180.2 million in the first quarter of 2023. The results for the first quarter of 2024 demonstrate increased net interest income primarily due to substantial growth in earning assets as well as the Company’s ability to navigate industry disruptions during the period due to the Company’s strong deposit franchise and balanced business model. Other key drivers included a favorable valuation adjustment to the fair value of MSRs, net of servicing hedge, and continued good credit quality metrics. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income totaled $63.4 million for the first quarter of 2024 compared to $240.4 million for the first quarter of 2023.

The Company increased its loan portfolio from $39.6 billion at March 31, 2023 and $42.1 billion at December 31, 2023 to $43.2 billion at March 31, 2024. The increase in the current period compared to the prior periods was primarily a result of organic growth in several portfolios, including the commercial, commercial real estate, residential real estate loans held for investment portfolios, and property and casualty insurance premium finance receivable portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (6) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $464.2 million in the first quarter of 2024 compared to $458.0 million in the first quarter of 2023. This increase in net interest income recorded in the first quarter of 2024 compared to the first quarter of 2023 resulted primarily from growth in earning assets, specifically a $3.0 billion increase in average loans. Net interest margin was 3.57% (3.59% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2024 compared to 3.81% (3.83% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2023. The decrease is primarily due to higher rates on interest-bearing liabilities, most notably interest-bearing deposits (see “Net Interest Income” for further detail).

Non-interest income totaled $140.6 million in the first quarter of 2024 compared to $107.8 million in the first quarter of 2023. The overall increase is primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s Retirement Benefits Advisors (“RBA”) division within its wealth management business and an increase in mortgage banking by $9.4 million in first quarter of 2024 compared to first quarter of 2023 (see “Non-Interest Income” for further detail).

Non-interest expense totaled $333.1 million in the first quarter of 2024, an increase of $34.0 million, or 11%, compared to the first quarter of 2023. This increase compared to the first quarter of 2023 was primarily attributable to increased salaries and employee benefits of $18.4 million, increased FDIC insurance due to the Company’s recognition of approximately $5.2 million accrued as a result of the FDIC special assessment on uninsured deposits in response to certain bank failures occurring in 2023 and increased software and equipment expenses of $3.0 million. (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the first quarter of 2024, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. See “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three months ended March 31, 2024, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2024	March 31, 2023	Percentage (%) or Basis Point (bp) Change
Net income	$187,294	$180,198	4%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	271,629	266,595	2
Net income per common share—Diluted	2.89	2.80	3
Net revenue (2)	604,774	565,764	7
Net interest income	464,194	457,995	1
Net interest margin	3.57%	3.81%	(24)	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.59	3.83	(24)
Net overhead ratio (3)	1.39	1.49	(10)
Return on average assets	1.35	1.40	(5)
Return on average common equity	14.42	15.67	(125)
Return on average tangible common equity (non-GAAP) (1)	16.75	18.55	(180)
At end of period
Total assets	$57,576,933	$52,873,511	9%
Total loans, excluding loans held-for-sale	43,230,706	39,565,471	9
Total loans, including loans held-for-sale	43,570,590	39,867,964	9
Total deposits	46,448,858	42,718,211	9
Total shareholders’ equity	5,436,400	5,015,506	8
Book value per common share (1)	$81.38	$75.24	8
Tangible common book value per share (1)	70.40	64.22	10
Market price per common share	104.39	72.95	43
Allowance for loan and unfunded lending-related commitment losses to total loans	0.99%	0.95%	4	bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars and shares in thousands)	2024	2023	2023
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$805,513	$793,848	$639,690
Taxable-equivalent adjustment:
- Loans	2,246	2,150	1,872
- Liquidity management assets	550	575	551
- Other earning assets	5	4	4
(B) Interest Income (non-GAAP)	$808,314	$796,577	$642,117
(C) Interest Expense (GAAP)	341,319	323,874	181,695
(D) Net Interest Income (GAAP) (A minus C)	$464,194	$469,974	$457,995
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	$466,995	$472,703	$460,422
Net interest margin (GAAP)	3.57%	3.62%	3.81%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.59	3.64	3.83
(F) Non-interest income	$140,580	$100,829	$107,769
(G) Gains on investment securities, net	1,326	2,484	1,398
(H) Non-interest expense	333,145	362,652	299,169
Efficiency ratio (H/(D+F-G))	55.21%	63.81%	53.01%
Efficiency ratio (non-GAAP) (H/(E+F-G))	54.95	63.51	52.78

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$5,436,400	$5,399,526	$5,015,506
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(677,911)	(679,561)	(674,538)
(I) Total tangible common shareholders’ equity (non-GAAP)	$4,345,989	$4,307,465	$3,928,468
(J) Total assets (GAAP)	$57,576,933	$56,259,934	$52,873,511
Less: Acquisition-related intangible assets (GAAP)	(677,911)	(679,561)	(674,538)
(K) Total tangible assets (non-GAAP)	$56,899,022	$55,580,373	$52,198,973
Common equity to assets ratio (GAAP) (L/J)	8.7%	8.9%	8.7%
Tangible common equity ratio (non-GAAP) (I/K)	7.6	7.7	7.5

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$5,436,400	$5,399,526	$5,015,506
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$5,023,900	$4,987,026	$4,603,006
(M) Actual common shares outstanding	61,737	61,244	61,176
Book value per common share (L/M)	$81.38	$81.43	$75.24
Tangible book value per common share (non-GAAP) (I/M)	70.40	70.33	64.22

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$180,303	$116,489	$173,207
Add: Acquisition-related intangible asset amortization	1,158	1,356	1,235
Less: Tax effect of acquisition-related intangible asset amortization	(291)	(343)	(321)
After-tax acquisition-related intangible asset amortization	$867	$1,013	$914
(O) Tangible net income applicable to common shares (non-GAAP)	$181,170	$117,502	$174,121
Total average shareholders’equity	$5,440,457	$5,066,196	$4,895,271
Less: Average preferred stock	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders’ equity	$5,027,957	$4,653,696	$4,482,771
Less: Average acquisition-related intangible assets	(678,731)	(679,812)	(675,247)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$4,349,226	$3,973,884	$3,807,524
Return on average common equity, annualized (N/P)	14.42%	9.93%	15.67%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	16.75	11.73	18.55

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$249,956	$165,243	$243,550
Add: Provision for credit losses	21,673	42,908	23,045
Pre-tax income, excluding provision for credit losses (non-GAAP)	$271,629	$208,151	$266,595

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2023 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At March 31, 2024, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Board of Directors.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At March 31, 2024, the loan and held-to-maturity debt securities portfolios represent 82% of the total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

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

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at March 31, 2024:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 15%-20%
Commercial Real Estate:
Construction	Decreases estimate by 15%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 4%-5%	Increases estimate by 4%-5%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at March 31, 2024:

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

For a more detailed discussion on these critical accounting estimates, see “Summary of Critical Accounting Estimates” beginning on page 57 of the 2023 Form 10-K.

Net Income

Net income for the quarter ended March 31, 2024 totaled $187.3 million, an increase of $7.1 million, or 4%, compared to the quarter ended March 31, 2023. On a per share basis, net income for the first quarter of 2024 totaled $2.89 per diluted common share compared to $2.80 for the first quarter of 2023.

The increase in net income for the first quarter of 2024 as compared to the same period in the prior year is primarily attributable to increased net interest income, higher mortgage banking revenue, and a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business, partially offset by higher salaries and benefits and FDIC insurance special assessment. See “Net Interest Income”, “Non-interest Income”, “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended March 31, 2024 compared to the Quarters Ended December 31, 2023 and March 31, 2023

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the first quarter of 2024 as compared to the fourth quarter of 2023 (sequential quarters) and first quarter of 2023 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2023
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$1,254,332	$1,682,176	$1,235,748	$16,677	$22,340	$13,538	5.35%	5.27%	4.44%
Investment securities(2)	8,349,796	7,971,068	7,956,722	70,228	68,812	60,494	3.38	3.42	3.08
FHLB and FRB stock	230,648	204,593	233,615	4,478	3,792	3,680	7.81	7.35	6.39
Liquidity management assets(3)(8)	$9,834,776	$9,857,837	$9,426,085	$91,383	$94,944	$77,712	3.74%	3.82%	3.34%
Other earning assets(3)(4)(8)	15,081	14,821	18,445	198	222	313	5.25	5.92	6.87
Mortgage loans held-for-sale	290,275	279,569	270,966	4,146	4,318	3,528	5.74	6.13	5.28
Loans, net of unearned income(3)(5)(8)	42,129,893	41,361,952	39,093,368	712,587	697,093	560,564	6.80	6.69	5.82
Total earning assets(8)	$52,270,025	$51,514,179	$48,808,864	$808,314	$796,577	$642,117	6.22%	6.13%	5.34%
Allowance for loan and investment security losses	(361,734)	(329,441)	(282,704)
Cash and due from banks	450,267	443,989	488,457
Other assets	3,244,137	3,388,348	3,060,701
Total assets	$55,602,695	$55,017,075	$52,075,318

NOW and interest-bearing demand deposits	$5,680,265	$5,868,976	$5,271,740	$34,896	$38,124	$18,772	2.47%	2.58%	1.44%
Wealth management deposits	1,510,203	1,704,099	2,167,081	10,461	12,076	12,258	2.79	2.81	2.29
Money market accounts	14,474,492	14,212,320	12,533,468	137,984	130,252	68,276	3.83	3.64	2.21
Savings accounts	5,792,118	5,676,155	4,830,322	39,071	36,463	15,816	2.71	2.55	1.33
Time deposits	7,148,456	6,645,980	5,041,638	77,120	68,475	29,680	4.34	4.09	2.39
Interest-bearing deposits	$34,605,534	$34,107,530	$29,844,249	$299,532	$285,390	$144,802	3.48%	3.32%	1.97%
Federal Home Loan Bank advances	2,728,849	2,326,073	2,474,882	22,048	18,316	19,135	3.25	3.12	3.14
Other borrowings	627,711	633,673	602,937	9,248	9,557	7,854	5.92	5.98	5.28
Subordinated notes	437,893	437,785	437,422	5,487	5,522	5,488	5.04	5.00	5.02
Junior subordinated debentures	253,566	253,566	253,566	5,004	5,089	4,416	7.94	7.96	6.97
Total interest-bearing liabilities	$38,653,553	$37,758,627	$33,613,056	$341,319	$323,874	$181,695	3.55%	3.40%	2.19%
Non-interest-bearing deposits	9,972,646	10,406,585	12,171,631
Other liabilities	1,536,039	1,785,667	1,395,360
Equity	5,440,457	5,066,196	4,895,271
Total liabilities and shareholders’ equity	$55,602,695	$55,017,075	$52,075,318
Interest rate spread(6)(8)							2.67%	2.73%	3.15%
Less: Fully taxable-equivalent adjustment				(2,801)	(2,729)	(2,427)	(0.02)	(0.02)	(0.02)
Net free funds/contribution(7)	$13,616,472	$13,755,552	$15,195,808				0.92	0.91	0.68
Net interest income/margin (GAAP)(8)				$464,194	$469,974	$457,995	3.57%	3.62%	3.81%
Fully taxable-equivalent adjustment				2,801	2,729	2,427	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$466,995	$472,703	$460,422	3.59%	3.64%	3.83%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023 were $2.8 million, $2.7 million and $2.4 million, respectively.
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

For the first quarter of 2024, net interest income totaled $464.2 million, an decrease of $5.8 million as compared to the fourth quarter of 2023, and an increase of $6.2 million as compared to the first quarter of 2023. Net interest margin was 3.57% (3.59% on a FTE basis, non-GAAP) during the first quarter of 2024 compared to 3.62% (3.64% on a FTE basis, non-GAAP) during the fourth quarter of 2023, and 3.81% (3.83% on a FTE basis, non-GAAP) during the first quarter of 2023.

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month ended March 31, 2024 to each of the three month periods ended December 31, 2023 and March 31, 2023. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2024 Compared to Fourth Quarter of 2023	First Quarter of 2024 Compared to First Quarter of 2023
(In thousands)
Net interest income, FTE basis (non-GAAP)(1) for comparative period	$472,703	$460,422
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	2,901	17,164
Change due to interest rate fluctuations (rate)	(3,415)	(15,650)
Change due to number of days in each period	(5,194)	5,059
Less: FTE adjustment	(2,801)	(2,801)
Net interest income (GAAP)(1) for the period ended March 31, 2024	$464,194	$464,194
FTE adjustment	2,801	2,801
Net interest income, FTE basis (non-GAAP)(1)	$466,995	$466,995
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2024	March 31, 2023
Brokerage	$5,556	$4,533	$1,023	23%
Trust and asset management	29,259	25,412	3,847	15
Total wealth management (1)	34,815	29,945	4,870	16
Mortgage banking	27,663	18,264	9,399	51
Service charges on deposit accounts	14,811	12,903	1,908	15
Gains on investment securities, net	1,326	1,398	(72)	(5)
Fees from covered call options	4,847	10,391	(5,544)	(53)
Trading gains, net	677	813	(136)	(17)
Operating lease income, net	14,110	13,046	1,064	8
Other:
Interest rate swap fees	2,828	2,606	222	9
BOLI	1,651	1,351	300	22
Administrative services	1,217	1,615	(398)	(25)
Foreign currency remeasurement losses	(1,171)	(188)	(983)	NM
Changes in fair value on EBOs and loans held-for-investment	(439)	545	(984)	NM
Early pay-offs of capital leases	430	365	65	18
Miscellaneous	37,815	14,715	23,100	NM
Total Other	42,331	21,009	21,322	NM
Total Non-interest Income	$140,580	$107,769	$32,811	30%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful.

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased by $4.9 million in the first quarter of 2024 as compared to the first quarter of 2023 primarily due to increased asset management fees as a result of higher assets under management during the period.

Mortgage banking revenue increased for the three months ended March 31, 2024 as compared to the same period in 2023 as a result of higher net revenue related to MSR activity and valuation adjustments and an increase in loans originated for sale. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated for sale totaled $475.6 million in the first quarter of 2024 as compared to $372.3 million in the first quarter of 2023. The increase in originations from the comparative three month period was driven by growth in both purchase and refinance originations as housing inventories have improved and interest rates pulled back from peak levels reached in 2023. The percentage of origination volume from refinancing activities was 25% for the three months ended March 31, 2024, as compared to 20%, for the same period in 2023.

The Company records MSRs at fair value on a recurring basis. For the three months ended March 31, 2024, the fair value of the MSRs portfolio increased as a favorable fair value adjustment of $7.6 million was recorded as well as retained servicing rights led to capitalization of $5.4 million, partially offset by a reduction in value of $4.4 million due to payoffs, paydowns and repurchases of the existing portfolio. See Note (9) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge was an unfavorable $2.6 million for the three months ended March 31, 2024.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at March 31, 2024 and 2023.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees. This category of income increased $23.1 million for the three months ended March 31, 2024 compared to 2023. The increased income was primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Originations:
Retail originations	$331,504	$256,137
Veterans First originations	144,109	116,204
Total originations for sale (A)	$475,613	$372,341
Originations for investment	169,246	131,180
Total originations	$644,859	$503,521

Retail originations as percentage of originations for sale	70%	69%
Veterans First originations as a percentage of originations for sale	30	31

Purchases as a percentage of originations for sale	75%	80%
Refinances as a percentage of originations for sale	25	20

Production Margin:
Production revenue (B) (1)	$13,435	$8,621

Total originations for sale (A)	$475,613	$372,341
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	207,775	184,168
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	119,624	113,303
Total mortgage production volume (C)	$563,764	$443,206
Production margin (B/C)	2.38%	1.95%

Mortgage Servicing:
Loans serviced for others (D)	$12,051,392	$14,080,461
MSRs, at fair value (E)	201,044	224,470
Percentage of MSRs to loans serviced for others (E/D)	1.67%	1.59%
Servicing income	$10,498	$12,052

Components of MSR:
MSR - changes in fair value model assumptions	$7,595	$(6,953)
Changes in fair value of derivative contract held as an economic hedge, net	(2,577)	946
MSR valuation adjustment, net of changes in fair value of derivative contract held as an economic hedge	$5,018	$(6,007)
MSR - current period capitalization	5,379	5,107
MSR - collection of expected cash flow - paydowns	(1,444)	(1,788)
MSR - collection of expected cash flow - payoffs and repurchases	(2,942)	(2,121)
MSR activity	$6,011	$(4,809)

Summary of Mortgage Banking Revenue:
Production revenue (1)	$13,435	$8,621
Servicing income	10,498	12,052
MSR activity	6,011	(4,809)
Changes in fair value on early buy-out loans guaranteed by U.S. government agencies and other revenue	(2,281)	2,400
Total mortgage banking revenue	$27,663	$18,264
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

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	March 31, 2024	March 31, 2023
Salaries and employee benefits:
Salaries	$112,172	$108,354	$3,818	4%
Commissions and incentive compensation	51,001	39,799	11,202	28
Benefits	32,000	28,628	3,372	12
Total salaries and employee benefits	195,173	176,781	18,392	10
Software and equipment	27,731	24,697	3,034	12
Operating lease equipment	10,683	9,833	850	9
Occupancy, net	19,086	18,486	600	3
Data processing	9,292	9,409	(117)	(1)
Advertising and marketing	13,040	11,946	1,094	9
Professional fees	9,553	8,163	1,390	17
Amortization of other acquisition-related intangible assets	1,158	1,235	(77)	(6)
FDIC insurance	9,381	8,669	712	8
FDIC insurance - special assessment	5,156	—	5,156	NM
OREO expense, net	392	(207)	599	NM
Other:
Lending expenses, net of deferred originations costs	5,078	3,099	1,979	64
Travel and entertainment	4,597	4,590	7	0
Miscellaneous	22,825	22,468	357	2
Total other	32,500	30,157	2,343	8
Total Non-interest Expense	$333,145	$299,169	$33,976	11%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:
Salaries and employee benefits expense increased for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily due to commissions and incentive compensation as a result of increased incentive bonus accruals and higher commission expense related to increased mortgage production as well as commissions related to the sale of the Company’s RBA division within its wealth management business in the first quarter of 2024.
Software and equipment expense increased for the three months ended March 31, 2024 as compared to the same period in 2023 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities.
FDIC insurance expense increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the Company’s recognition of approximately $5.2 million accrued as a result of the FDIC special assessment on uninsured deposits in response to certain bank failures occurring in 2023.
Miscellaneous expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs.

Income Taxes

The Company recorded income tax expense of $62.7 million in the first quarter of 2024 compared to $63.4 million in the first quarter of 2023. The effective tax rates were 25.07% in the first quarter of 2024 compared to 26.01% in the first quarter of 2023.

The effective tax rates were partially impacted by the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The

Company recorded net excess tax benefits of $4.4 million in the first quarter of 2024, compared to net excess tax benefits of $2.8 million in the first quarter of 2023 related to share-based compensation.

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

The community banking segment’s net interest income for the quarter ended March 31, 2024 totaled $363.7 million as compared to $369.8 million for the same period in 2023, a decrease of $6.2 million, or 2%. The decrease in the three month period was primarily attributable to increased interest expense on deposits. The community banking segment’s non-interest income totaled $74.6 million in the first quarter of 2024, an increase of $5.9 million, or 9%, when compared to the first quarter of 2023 total of $68.7 million. The increase in the three month period was primarily the result of increased mortgage banking revenue due to the increase in the fair value of MSRs related to the changes in fair value model assumptions. The community banking segment recorded provision for credit losses of $20.4 million for the three months ended March 31, 2024, compared to $21.1 million for the same periods in 2023. The decrease in provision for credit losses for the three month period was mainly related to narrower forecasted Baa credit spreads. The community banking segment’s net income for the quarter ended March 31, 2024 totaled $120.0 million, an decrease of $14.2 million as compared to net income in the first quarter of 2023 of $134.2 million.

The specialty finance segment’s net interest income totaled $82.3 million for the quarter ended March 31, 2024, compared to $70.4 million for the same period in 2023, an increase of $11.9 million, or 17%. The increase for the three month period was primarily due to loan growth and increased interest rates on the premium finance receivables portfolios. The specialty finance segment’s non-interest income increased to $27.3 million from $25.8 million for the three months ended March 31, 2024 and 2023, respectively. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 47%, 32%, 19% and 2%, respectively, of the total revenues of our specialty finance business for the three month period ended March 31, 2024. The net income of the specialty finance segment for the quarter ended March 31, 2024 totaled $42.5 million as compared to $36.7 million for the quarter ended March 31, 2023.

The wealth management segment reported net interest income of $7.8 million for the first quarter of 2024 compared to $9.0 million in the same quarter of 2023, an decrease of $1.2 million, or 13%. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.5 billion and $2.2 billion in the first three months of 2024 and 2023, respectively. This segment recorded non-interest income of $58.5 million for the first quarter of 2024 compared to $30.3 million for the first quarter of 2023. The increase was primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within the wealth management business. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $24.7 million for the first quarter of 2024 compared to $9.2 million for the first quarter of 2023.

Financial Condition

Total assets were $57.6 billion at March 31, 2024, representing an increase of $4.7 billion, or 9%, when compared to March 31, 2023 and an increase of approximately $1.3 billion, or 9% on an annualized basis, when compared to December 31, 2023. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $50.4 billion at March 31, 2024, $49.1 billion at December 31, 2023, and $46.3 billion at March 31, 2023. See Notes (5), (6), (10), (11) and (12) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$290,275	1%	$279,569	1%	$270,966	1%
Loans, net of unearned income
Commercial	$12,903,752	25%	$12,573,274	25%	$12,401,473	25%
Commercial real estate	11,507,050	22	11,171,893	22	10,144,301	21
Home equity	343,861	1	341,015	1	333,195	1
Residential real estate	2,730,938	5	2,639,667	5	2,336,190	5
Premium finance receivables	14,564,075	28	14,551,554	28	13,811,566	28
Other loans	80,217	0	84,549	0	66,643	0
Total average loans (1)	$42,129,893	81%	$41,361,952	81%	$39,093,368	80%
Liquidity management assets (2)	9,834,776	18	9,857,837	18	9,426,085	19
Other earning assets (3)	15,081	0	14,821	0	18,445	0
Total average earning assets	$52,270,025	100%	$51,514,179	100%	$48,808,864	100%
Total average assets	$55,602,695		$55,017,075		$52,075,318
Total average earning assets to total average assets		94%		94%		94%
(1)Includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Mortgage loans held-for-sale represents such loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The increase in average balance from 2023 to 2024 was primarily due to higher mortgage origination production.

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the first quarter of 2024 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. The aggregate balances of these loan categories comprised 58%, 57% and 58% of the average loan portfolio in the first quarter of 2024, fourth quarter of 2023 and first quarter of 2023, respectively.

Residential real estate loans averaged $2.7 billion in the first quarter of 2024, and increased $394.7 million, or 17% from the average balance of $2.3 billion in same period of 2023. Additionally, compared to the quarter ended December 31, 2023, the average balance increased $91.3 million, or 14% on an annualized basis. Growth is due to the Company continuing to allocate a portion of its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

The increase in the premium finance receivables during the first quarter of 2024 compared to the first quarter of 2023 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $4.6 billion of premium finance receivables were originated in the first quarter of 2024 compared to $3.8 billion during the same period of 2023. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 46% and 54%, respectively, of the average total balance of premium finance receivables for the first quarter of 2024, and 42% and 58%, respectively, for the first quarter of 2023.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at March 31, 2024 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2024	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$446,377	$3,035,619	$1,778,737	$38,598	$5,299,331
Variable rate	8,202,814	1,336	—	—	8,204,150
Total commercial	$8,649,191	$3,036,955	$1,778,737	$38,598	$13,503,481
Commercial real estate
Fixed rate	507,960	2,472,599	364,499	53,492	3,398,550
Variable rate	8,218,443	16,406	38	—	8,234,887
Total commercial real estate	$8,726,403	$2,489,005	$364,537	$53,492	$11,633,437
Home equity
Fixed rate	9,684	3,551	—	26	13,261
Variable rate	327,088	—	—	—	327,088
Total home equity	$336,772	$3,551	$—	$26	$340,349
Residential real estate
Fixed rate	19,856	3,515	30,517	1,045,088	1,098,976
Variable rate	79,739	315,526	1,396,025	—	1,791,290
Total residential real estate	$99,595	$319,041	$1,426,542	$1,045,088	$2,890,266
Premium finance receivables - property & casualty
Fixed rate	6,827,182	112,837	—	—	6,940,019
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$6,827,182	$112,837	$—	$—	$6,940,019
Premium finance receivables - life insurance
Fixed rate	4,452	594,634	4,000	6,991	610,077
Variable rate	7,261,956	—	—	—	7,261,956
Total premium finance receivables - life insurance	$7,266,408	$594,634	$4,000	$6,991	$7,872,033
Consumer and other
Fixed rate	4,139	5,683	9	460	10,291
Variable rate	40,830	—	—	—	40,830
Total consumer and other	$44,969	$5,683	$9	$460	$51,121
Total per category
Fixed rate	7,819,650	6,228,438	2,177,762	1,144,655	17,370,505
Variable rate	24,130,870	333,268	1,396,063	—	25,860,201
Total loans, net of unearned income	$31,950,520	$6,561,706	$3,573,825	$1,144,655	$43,230,706
Variable Rate Loan Pricing by Index:
SOFR tenors					$14,880,310
One- year CMT					6,112,917
Prime					3,341,033
Fed Funds					1,039,799
Ameribor tenors					284,141
Other U.S. Treasury tenors					124,941
Other					77,060
Total variable rate					$25,860,201
SOFR - Secured Overnight Financing Rate.
CMT - Constant Maturity Treasury Rate.
Ameribor - American Interbank Offered Rate.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of March 31, 2024 and 2023:

	As of March 31, 2024			As of March 31, 2023
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other	$13,503,481	53.7%	$166,518	$12,576,985	55.1%	$149,501
Commercial Real Estate:
Construction and development	$2,150,314	8.6%	$96,052	$1,597,053	7.0%	$75,069
Non-construction	9,483,123	37.7	130,000	8,642,025	37.9	119,711
Total commercial real estate	$11,633,437	46.3%	$226,052	$10,239,078	44.9%	$194,780
Total commercial and commercial real estate	$25,136,918	100.0%	$392,570	$22,816,063	100.0%	$344,281

Commercial real estate - collateral location by state:
Illinois	$7,000,471	60.2%		$6,626,135	64.7%
Wisconsin	886,057	7.6		882,547	8.6
Total primary markets	$7,886,528	67.8%		$7,508,682	73.3%
Indiana	363,600	3.1		343,926	3.4
Florida	357,738	3.1		264,234	2.6
Michigan	257,231	2.2		142,202	1.4
California	254,826	2.2		190,510	1.9
Colorado	249,849	2.1		220,226	2.2
Texas	242,819	2.1		176,364	1.7
Other	2,020,846	17.4		1,392,934	13.5
Total commercial real estate	$11,633,437	100.0%		$10,239,078	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. Primarily as a result of growth in the Company’s commercial loan portfolio our allowance for credit losses in our commercial loan portfolio increased to $166.5 million as of March 31, 2024 compared to $149.5 million as of March 31, 2023.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 67.8% of our commercial real estate loan portfolio is located in this region as of March 31, 2024. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of March 31, 2024, our allowance for credit losses related to this portfolio was $226.1 million compared to $194.8 million as of March 31, 2023. The increase in the allowance for credit losses is primarily a result of growth in our commercial real estate portfolio as well as a deteriorated forecast in the CREPI macroeconomic variable. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	March 31, 2024					March 31, 2023
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$3,192	$54,366	$57,558	1%	$859	$2,788	$67,210	$69,998	1%	$972
Commercial construction	93,090	1,655,517	1,748,607	15	4,150	59,728	1,175,034	1,234,762	12	3,952
Land	9,301	334,848	344,149	3	2,049	10,304	281,989	292,293	3	1,680
Office	269,404	1,297,344	1,566,748	13	1,494	279,449	1,112,591	1,392,040	14	1,311
Industrial	851,109	1,339,091	2,190,200	19	1,668	787,298	1,070,790	1,858,088	18	1,423
Retail	319,387	1,047,028	1,366,415	12	1,209	334,995	974,685	1,309,680	13	1,156
Multi-family	107,976	2,814,456	2,922,432	25	1,249	112,964	2,522,447	2,635,411	26	1,119
Mixed use and other	461,644	975,684	1,437,328	12	1,117	457,185	989,621	1,446,806	14	1,146
Total commercial real estate	$2,115,103	$9,518,334	$11,633,437	100%	$1,497	$2,044,711	$8,194,367	$10,239,078	100%	$1,334

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

Past Due Loans and Non-Performing Assets

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which our credit management personnel assigns a credit risk rating to each loan at the time of origination and review loans on a regular basis to determine each loan’s credit risk rating on a scale of 1 through 10 with higher scores indicating higher risk. Description of the Company’s credit risk rating structure used is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2023 Form 10-K.

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

Loan Portfolio Aging

As of March 31, 2024, excluding early buy-out loans guaranteed by U.S. government agencies, $94.9 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $296.9 million, or 0.7% of all loans, were 30 to 59 days (or one payment) past due. As of December 31, 2023, excluding early buy-out loans guaranteed by U.S. government agencies, $69.9 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $227.6 million, or 0.5% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2024 that were current with regard to the contractual terms of the loan agreement represent 99.2% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at March 31, 2024 that were current with regards to the contractual terms of the loan agreements comprise 98.5% of total residential real estate loans outstanding. For more information regarding delinquent loans as of March 31, 2024, see Note (7) “Allowance for Credit Losses” in Item 1 of this report.

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Loans past due greater than 90 days and still accruing (2):
Commercial	$27	$98	$—
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	—	—	104
Premium finance receivables—property and casualty	25,877	20,135	9,215
Premium finance receivables—life insurance	—	—	1,066
Consumer and other	47	54	87
Total loans past due greater than 90 days and still accruing	25,951	20,287	10,472
Nonaccrual loans:
Commercial	31,740	38,940	47,950
Commercial real estate	39,262	35,459	11,196
Home equity	838	1,341	1,190
Residential real estate	17,901	15,391	11,333
Premium finance receivables—property and casualty	32,648	27,590	18,543
Premium finance receivables—life insurance	—	—	—
Consumer and other	19	22	6
Total nonaccrual loans	122,408	118,743	90,218
Total non-performing loans:
Commercial	31,767	39,038	47,950
Commercial real estate	39,262	35,459	11,196
Home equity	838	1,341	1,190
Residential real estate	17,901	15,391	11,437
Premium finance receivables—property and casualty	58,525	47,725	27,758
Premium finance receivables—life insurance	—	—	1,066
Consumer and other	66	76	93
Total non-performing loans	$148,359	$139,030	$100,690
Other real estate owned	14,538	13,309	9,361
Total non-performing assets	162,897	$152,339	$110,051
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.24%	0.30%	0.38%
Commercial real estate	0.34	0.31	0.11
Home equity	0.25	0.39	0.35
Residential real estate	0.62	0.56	0.46
Premium finance receivables—property and casualty	0.84	0.69	0.48
Premium finance receivables—life insurance	—	—	0.01
Consumer and other	0.13	0.13	0.22
Total non-performing loans	0.34%	0.33%	0.25%
Total non-performing assets, as a percentage of total assets	0.28%	0.27%	0.21%
Total nonaccrual loans as a percentage of total loans	0.28%	0.28%	0.23%
Allowance for credit losses as a percentage of nonaccrual loans	348.98%	359.82%	416.54%
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

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2024	2023
Balance at beginning of period	$139,030	$100,697
Additions from becoming non-performing in the respective period	23,142	24,455
Return to performing status	(490)	(480)
Payments received	(8,336)	(5,261)
Transfer to OREO and other repossessed assets	(1,381)	—
Charge-offs	(14,810)	(1,159)
Premium finance receivables	11,204	(17,562)
Balance at end of period	$148,359	$100,690

Allowance for Credit Losses

The allowance for credit losses, specifically the allowance for loans losses and the allowance for unfunded commitment losses, represents management’s estimate of lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan. A description of how the Company determines the allowance for credit losses is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2023 Form 10-K.

Management determined that the allowance for credit losses was appropriate at March 31, 2024, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Allowance for credit losses at beginning of period	$427,265	$357,448
Cumulative effect adjustment from the adoption of ASU 2022-02	—	741
Provision for credit losses	21,691	23,070
Other adjustments	(31)	4
Charge-offs:
Commercial	11,215	2,543
Commercial real estate	5,469	5
Home equity	74	—
Residential real estate	38	—
Premium finance receivables - property & casualty	6,938	4,629
Premium finance receivables - life insurance	—	21
Consumer and other	107	153
Total charge-offs	23,841	7,351
Recoveries:
Commercial	479	392
Commercial real estate	31	100
Home equity	29	35
Residential real estate	2	4
Premium finance receivables - property & casualty	1,519	1,314
Premium finance receivables - life insurance	8	9
Consumer and other	23	32
Total recoveries	2,091	1,886
Net charge-offs	(21,750)	(5,465)
Allowance for credit losses at period end	$427,175	$375,798
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.33%	0.07%
Commercial real estate	0.19	0.00
Home equity	0.05	(0.04)
Residential real estate	0.01	0.00
Premium finance receivables - property & casualty	0.32	0.23
Premium finance receivables - life insurance	(0.00)	0.00
Consumer and other	0.42	0.74
Total loans, net of unearned income	0.21%	0.06%
Loans at period-end	$43,230,706	$39,565,471
Allowance for loan losses as a percentage of loans at period end	0.81%	0.73%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.99	0.95
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

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Balance at beginning of period	$13,309	$9,900
Disposal/resolved	—	(435)
Transfers in at fair value, less costs to sell	1,436	—
Fair value adjustments	(207)	(104)
Balance at end of period	$14,538	$9,361

	Period End
(In thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Residential real estate	$1,146	$720	$1,051
Commercial real estate	13,392	12,589	8,310
Total	$14,538	$13,309	$9,361

Deposits

Total deposits at March 31, 2024 were $46.4 billion, an increase of $3.7 billion, or 9%, compared to total deposits at March 31, 2023. See Note (10) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2024:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2024 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit
1-3 months	$2,250,084	4.53%
4-6 months	2,431,414	4.76
7-9 months	1,658,270	4.32
10-12 months	991,137	4.06
13-18 months	438,441	3.71
19-24 months	55,853	2.50
24+ months	69,221	1.78
Total	$7,894,420	4.42%

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$9,972,646	22%	$10,406,585	23%	$12,171,631	29%
NOW and interest-bearing demand deposits	5,680,265	13	5,868,976	13	5,271,740	13
Wealth management deposits	1,510,203	3	1,704,099	4	2,167,081	5
Money market	14,474,492	33	14,212,320	32	12,533,468	30
Savings	5,792,118	13	5,676,155	13	4,830,322	11
Time certificates of deposit	7,148,456	16	6,645,980	15	5,041,638	12
Total average deposits	$44,578,180	100%	$44,514,115	100%	$42,015,880	100%

Total average deposits for the first quarter of 2024 were $44.6 billion, an increase of $2.6 billion, or 6%, from the first quarter of 2023. Total deposits increased in the first quarter as the Company increased marketing efforts to retain and attract deposits to support continued loan growth. Additionally, the diversity of our deposit base showed its resilience in a volatile market. The Company has experienced a change in the mix of deposits as non-interest bearing deposits have migrated to interest-bearing products.

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

	March 31,		December 31,
(Dollars in thousands)	2024	2023	2023	2022	2021
Total deposits	$46,448,858	$42,718,211	$45,397,170	$42,902,544	$42,095,585
Brokered deposits	4,570,221	4,015,271	4,216,718	3,174,093	1,591,083
Brokered deposits as a percentage of total deposits	9.8%	9.4%	9.3%	7.4%	3.8%

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

Uninsured deposits are estimated based on the methodologies and assumptions used for the Company’s regulatory reporting requirements. In accordance with the instructions described in the FDIC’s July 24, 2023 Financial Institution Letter: Estimated Uninsured Deposits Reporting Expectations, the Company had approximately $14.9 billion of uninsured deposits as of March 31, 2024 of which $2.5 billion were fully collateralized deposits. The net position of $12.4 billion of uninsured and uncollateralized deposits represents approximately 27% of total deposits as of March 31, 2024. The Company had total liquidity sources, including cash and collateralized funding sources of $14.9 billion or approximately 120% of uninsured and uncollateralized deposits as of March 31, 2024.

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2024	2023	2023
FHLB advances	$2,728,849	$2,326,073	$2,474,882
Other borrowings:
Notes payable	171,049	178,181	199,717
Short-term borrowings	24,396	12,472	22,840
Secured borrowings	373,403	383,643	319,453
Other	58,863	59,377	60,927
Total other borrowings	$627,711	$633,673	$602,937
Subordinated notes	437,893	437,785	437,422
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$4,048,019	$3,651,097	$3,768,807
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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	March 31, 2024	December 31, 2023	March 31, 2023
Tier 1 leverage ratio	9.4%	9.3%	9.1%
Risk-based capital ratios:
Tier 1 capital ratio	10.3	10.3	10.1
Common equity tier 1 capital ratio	9.5	9.4	9.2
Total capital ratio	12.2	12.1	12.1
Other ratio:
Total average equity-to-total average assets(1)	9.8	9.2	9.4
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Tier 1 leverage ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 capital ratio	6.0	8.5	6.0
Common equity tier 1 capital ratio	4.5	7.0	N/A
Total capital ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of March 31, 2024 would exceed such revised well-capitalized standard.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes (11) and (12) of the Consolidated Financial Statements in Item 1 for further information on these various funding sources. See Note (23) “Shareholders’ Equity” of the Consolidated Financial Statements presented under Item 7 of the 2023 Form 10-K for details on the Company’s issuance of Series D Preferred Stock in June 2015, Series E Preferred Stock and associated Depositary Shares in May 2020 and additional common stock offering in June 2022.

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January of 2024, the Company declared a quarterly cash dividend of $0.45 per common share. In January, April, July and October of 2023, the Company declared a quarterly cash dividend of $0.40 per common share.

The Company continues to leverage its capital management framework to assess and monitor risk when making capital decisions. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the FRB for bank holding companies.

Announced Acquisition

On April 15, 2024, the Company announced the signing of a definitive agreement to acquire Macatawa Bank Corporation (“Macatawa”). Macatawa offers a full range of banking, retail and commercial lending, wealth management and ecommerce services to individuals, businesses and governmental entities from a network of 26 full-service branches located throughout communities in Kent, Ottawa and northern Allegan counties in the state of Michigan. As of December 31, 2023, Macatawa had approximately $2.7 billion in assets, $2.4 billion in deposits and $1.3 billion in loans.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2023 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and plans to form additional de novo banks or branch offices, and management’s long-term performance goals, as well as statements relating to the anticipated effects on the Company’s financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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
•failure to identify and complete favorable acquisitions in the future or unexpected losses, difficulties or developments related to the Company’s recent or future acquisitions;
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
•adverse effects on our information technology systems, or those of third parties, resulting from failures, human error or cyberattacks (including ransomware);
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
•the impact of the Company’s transition from LIBOR to an alternative benchmark rate for current and future transactions;
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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2024, December 31, 2023 and March 31, 2023 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
March 31, 2024	1.9%	1.4%	1.5%	1.6%
December 31, 2023	2.6	1.8	0.4	(0.7)%
March 31, 2023	4.2	2.4	(2.4)	(7.3)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
March 31, 2024	0.8%	0.6%	1.3%	2.0%
December 31, 2023	1.6	1.2	(0.3)	(1.5)%
March 31, 2023	3.0	1.7	(1.3)	(3.4)%

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2024 and March 31, 2023. See Note (14) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the three months ended March 31, 2024 and March 31, 2023.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the 2023 Form 10-K.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2024.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits:

(a)Exhibits

Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements.

10.1	Employment Agreement dated as of September 8, 2015 between Wintrust Financial Corporation and Kathleen M. Boege. *

10.2
Agreement and Plan of Merger, by and among Wintrust Financial Corporation, Leo Subsidiary LLC and Macatawa Bank Corporation, dated April 15, 2024. (The schedules to the Agreement and Plan of Merger have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to the SEC upon request.) (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2024).

10.3	Form of Voting and Support Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	May 9, 2024	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	May 9, 2024	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)