Form 10-Q
period 2024-06-30
WINTRUST FINANCIAL CORP
filed 2024-08-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Common Stock — no par value, 66,500,386 shares, as of August 6, 2024

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2024	December 31, 2023	June 30, 2023
Assets
Cash and due from banks	$415,462	$423,404	$513,858
Federal funds sold and securities purchased under resale agreements	62	60	59
Interest-bearing deposits with banks	2,824,314	2,084,323	2,163,708
Available-for-sale securities, at fair value	4,329,957	3,502,915	3,492,481
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $491, $347 and $406 at June 30, 2024, December 31, 2023 and June 30, 2023, respectively ($3.1 billion, $3.2 billion and $2.9 billion fair value at June 30, 2024, December 31, 2023 and June 30, 2023, respectively)	3,755,924	3,856,916	3,564,473
Trading account securities	4,134	4,707	3,027
Equity securities with readily determinable fair value	112,173	139,268	116,275
Federal Home Loan Bank and Federal Reserve Bank stock	256,495	205,003	195,117
Brokerage customer receivables	13,682	10,592	15,722
Mortgage loans held-for-sale, at fair value	411,851	292,722	338,728
Loans, net of unearned income	44,675,531	42,131,831	41,023,408
Allowance for loan losses	(363,719)	(344,235)	(302,499)
Net loans	44,311,812	41,787,596	40,720,909
Premises, software and equipment, net	722,295	748,966	749,393
Lease investments, net	275,459	281,280	274,351
Accrued interest receivable and other assets	1,671,334	1,551,899	1,455,748
Trade date securities receivable	—	690,722	—
Goodwill	655,955	656,672	656,674
Other acquisition-related intangible assets	20,607	22,889	25,653
Total assets	$59,781,516	$56,259,934	$54,286,176

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$10,031,440	$10,420,401	$10,604,915
Interest-bearing	38,017,586	34,976,769	33,433,792
Total deposits	48,049,026	45,397,170	44,038,707
Federal Home Loan Bank advances	3,176,309	2,326,071	2,026,071
Other borrowings	606,579	645,813	665,219
Subordinated notes	298,113	437,866	437,628
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,861,295	1,799,922	1,823,073
Total liabilities	54,244,888	50,860,408	49,244,264
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2024, December 31, 2023 and June 30, 2023	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at June 30, 2024, December 31, 2023 and June 30, 2023	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2024, December 31, 2023 and June 30, 2023; 61,824,947 shares issued at June 30, 2024, 61,268,566 shares issued at December 31, 2023 and 61,219,240 shares issued at June 30, 2023	61,825	61,269	61,219
Surplus	1,964,645	1,943,806	1,923,623
Treasury stock, at cost, 64,808 shares at June 30, 2024, 24,940 shares at December 31, 2023, and 21,564 shares at June 30, 2023	(5,760)	(2,217)	(1,966)
Retained earnings	3,615,616	3,345,399	3,120,626
Accumulated other comprehensive loss	(512,198)	(361,231)	(474,090)
Total shareholders’ equity	5,536,628	5,399,526	5,041,912
Total liabilities and shareholders’ equity	$59,781,516	$56,259,934	$54,286,176
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income
Interest and fees on loans	$749,812	$621,057	$1,460,153	$1,179,749
Mortgage loans held-for-sale	5,434	4,178	9,580	7,706
Interest-bearing deposits with banks	19,731	16,882	36,389	30,350
Federal funds sold and securities purchased under resale agreements	17	1	36	71
Investment securities	69,779	51,243	139,457	111,186
Trading account securities	13	6	31	20
Federal Home Loan Bank and Federal Reserve Bank stock	4,974	3,544	9,452	7,224
Brokerage customer receivables	219	265	394	560
Total interest income	849,979	697,176	1,655,492	1,336,866
Interest expense
Interest on deposits	335,703	213,495	635,235	358,297
Interest on Federal Home Loan Bank advances	24,797	17,399	46,845	36,534
Interest on other borrowings	8,700	8,485	17,948	16,339
Interest on subordinated notes	5,185	5,523	10,672	11,011
Interest on junior subordinated debentures	4,984	4,737	9,988	9,153
Total interest expense	379,369	249,639	720,688	431,334
Net interest income	470,610	447,537	934,804	905,532
Provision for credit losses	40,061	28,514	61,734	51,559
Net interest income after provision for credit losses	430,549	419,023	873,070	853,973
Non-interest income
Wealth management	35,413	33,858	70,228	63,803
Mortgage banking	29,124	29,981	56,787	48,245
Service charges on deposit accounts	15,546	13,608	30,357	26,511
(Losses) gains on investment securities, net	(4,282)	0	(2,956)	1,398
Fees from covered call options	2,056	2,578	6,903	12,969
Trading gains, net	70	106	747	919
Operating lease income, net	13,938	12,227	28,048	25,273
Other	29,282	20,672	71,613	41,681
Total non-interest income	121,147	113,030	261,727	220,799
Non-interest expense
Salaries and employee benefits	198,541	184,923	393,714	361,704
Software and equipment	29,231	26,205	56,962	50,902
Operating lease equipment	10,834	9,816	21,517	19,649
Occupancy, net	19,585	19,176	38,671	37,662
Data processing	9,503	9,726	18,795	19,135
Advertising and marketing	17,436	17,794	30,476	29,740
Professional fees	9,967	8,940	19,520	17,103
Amortization of other acquisition-related intangible assets	1,122	1,499	2,280	2,734
FDIC insurance	10,429	9,008	24,966	17,677
Other real estate owned expense, net	(259)	118	133	(89)
Other	33,964	33,418	66,464	63,575
Total non-interest expense	340,353	320,623	673,498	619,792
Income before taxes	211,343	211,430	461,299	454,980
Income tax expense	58,955	56,680	121,617	120,032
Net income	$152,388	$154,750	$339,682	$334,948
Preferred stock dividends	6,991	6,991	13,982	13,982
Net income applicable to common shares	$145,397	$147,759	$325,700	$320,966
Net income per common share—Basic	$2.35	$2.41	$5.28	$5.26
Net income per common share—Diluted	$2.32	$2.38	$5.21	$5.18
Cash dividends declared per common share	$0.45	$0.40	$0.90	$0.80
Weighted average common shares outstanding	61,839	61,192	61,660	61,072
Dilutive potential common shares	926	902	901	933
Average common shares and dilutive common shares	62,765	62,094	62,561	62,005
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$152,388	$154,750	$339,682	$334,948
Unrealized (losses) gains on available-for-sale securities
Before tax	(20,768)	(46,231)	(98,656)	809
Tax effect	5,493	12,322	26,094	(215)
Net of tax	(15,275)	(33,909)	(72,562)	594
Reclassification of net gains on available-for-sale securities included in net income
Before tax	1,204	2	1,178	562
Tax effect	(319)	(1)	(312)	(152)
Net of tax	885	1	866	410
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	14	28	64	71
Tax effect	(4)	(8)	(17)	(19)
Net of tax	10	20	47	52
Net unrealized (losses) gains on available-for-sale securities	(16,170)	(33,930)	(73,475)	132
Unrealized (losses) gains on derivative instruments
Before tax	(10,843)	(106,431)	(92,934)	(71,765)
Tax effect	2,868	28,363	24,581	19,125
Net unrealized (losses) gains on derivative instruments	(7,975)	(78,068)	(68,353)	(52,640)
Foreign currency adjustment
Before tax	(3,558)	6,527	(11,207)	7,417
Tax effect	653	(1,183)	2,068	(1,363)
Net foreign currency adjustment	(2,905)	5,344	(9,139)	6,054
Total other comprehensive (loss) income	(27,050)	(106,654)	(150,967)	(46,454)
Comprehensive income	$125,338	$48,096	$188,715	$288,494
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2023	$412,500	$61,198	$1,913,947	$(1,966)	$2,997,263	$(367,436)	$5,015,506
Net income	—	—	—	—	154,750	—	154,750
Other comprehensive loss, net of tax	—	—	—	—	—	(106,654)	(106,654)
Cash dividends declared on common stock, $0.40 per share	—	—	—	—	(24,396)	—	(24,396)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	8,108	—	—	—	8,108
Common stock issued for:
Restricted stock awards	—	8	(8)	—	—	—	—
Employee stock purchase plan	—	13	894	—	—	—	907
Director compensation plan	—	—	682	—	—	—	682
Balance at June 30, 2023	$412,500	$61,219	$1,923,623	$(1,966)	$3,120,626	$(474,090)	$5,041,912

Balance at January 1, 2023	$412,500	$60,797	$1,902,474	$(304)	$2,849,007	$(427,636)	$4,796,838
Cumulative effect adjustment from the adoption of ASU 2022-02 (TDR), net of tax	—	—	—	—	(544)	—	(544)
Net income	—	—	—	—	334,948	—	334,948
Other comprehensive loss, net of tax	—	—	—	—	—	(46,454)	(46,454)
Cash dividends declared on common stock, $0.80 per share	—	—	—	—	(48,803)	—	(48,803)
Dividends on Series D preferred stock, $0.82 per share and Series E preferred stock, $859.38 per share	—	—	—	—	(13,982)	—	(13,982)
Stock-based compensation	—	—	16,403	—	—	—	16,403
Common stock issued for:
Exercise of stock options	—	54	2,162	—	—	—	2,216
Restricted stock awards	—	283	(283)	(1,662)	—	—	(1,662)
Employee stock purchase plan	—	22	1,579	—	—	—	1,601
Director compensation plan	—	63	1,288	—	—	—	1,351
Balance at June 30, 2023	$412,500	$61,219	$1,923,623	$(1,966)	$3,120,626	$(474,090)	$5,041,912

Balance at March 31, 2024	$412,500	$61,798	$1,954,532	$(5,757)	$3,498,475	$(485,148)	$5,436,400
Net income	—	—	—	—	152,388	—	152,388
Other comprehensive loss, net of tax	—	—	—	—	—	(27,050)	(27,050)
Cash dividends declared on common stock, $0.45 per share	—	—	—	—	(28,256)	—	(28,256)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	8,950	—	—	—	8,950
Common stock issued for:
Restricted stock awards	—	18	(50)	(3)	—	—	(35)
Employee stock purchase plan	—	9	893	—	—	—	902
Director compensation plan	—	—	320	—	—	—	320
Balance at June 30, 2024	$412,500	$61,825	$1,964,645	$(5,760)	$3,615,616	$(512,198)	$5,536,628

Balance at January 1, 2024	$412,500	$61,269	$1,943,806	$(2,217)	$3,345,399	$(361,231)	$5,399,526
Net income	—	—	—	—	339,682	—	339,682
Other comprehensive loss, net of tax	—	—	—	—	—	(150,967)	(150,967)
Cash dividends declared on common stock, $0.90 per share	—	—	—	—	(55,483)	—	(55,483)
Dividends on Series D preferred stock, $0.82 per share and Series E preferred stock, $859.38 per share	—	—	—	—	(13,982)	—	(13,982)
Stock-based compensation	—	—	18,107	—	—	—	18,107
Common stock issued for:
Exercise of stock options	—	1	24	—	—	—	25
Restricted stock awards	—	523	(519)	(3,543)	—	—	(3,539)
Employee stock purchase plan	—	17	1,626	—	—	—	1,643
Director compensation plan	—	15	1,601	—	—	—	1,616
Balance at June 30, 2024	$412,500	$61,825	$1,964,645	$(5,760)	$3,615,616	$(512,198)	$5,536,628
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023
Operating Activities:
Net income	$339,682	$334,948
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	61,734	51,559
Depreciation, amortization and accretion, net	45,142	34,997
Stock-based compensation expense	18,107	16,403
(Accretion) amortization of discount/premium on securities, net	(347)	743
Accretion of discount and deferred fees on loans, net	(7,127)	(9,067)
Mortgage servicing rights fair value changes	1,448	13,190
Non-designated derivatives fair value changes, net	(9,566)	(2,088)
Originations and purchases of mortgage loans held-for-sale	(1,197,799)	(980,276)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(3,896)	29,890
Proceeds from sales of mortgage loans held-for-sale	1,083,551	900,046
Bank owned life insurance (“BOLI”) gains	(3,002)	(2,673)
Decrease (increase) in trading securities, net	573	(1,900)
(Increase) decrease in brokerage customer receivables, net	(3,090)	665
Gains on mortgage loans sold	(25,640)	(24,133)
Gains on premium financing receivables sold	(4,575)	—
Losses (gains) on investment securities, net	2,956	(1,398)
(Gains) losses on sales of premises and equipment, net	(112)	1,594
(Gains) losses on sales and fair value adjustments of other real estate owned, net	(316)	100
Increase in accrued interest receivable and other assets, net	(88,565)	(83,646)
Increase in accrued interest payable and other liabilities, net	83,207	129,238
Net Cash Provided by Operating Activities	292,365	408,192
Investing Activities:
Proceeds from calls and sales of available-for-sale securities	690,866	1,875,672
Proceeds from payments and maturities of available-for-sale securities	193,605	156,892
Proceeds from payments, maturities and calls of held-to-maturity securities	100,276	84,015
Proceeds from sales of equity securities with readily determinable fair value	51,792	23,592
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	2,226	67
Purchases of available-for-sale securities	(1,118,596)	(1,359,722)
Purchases of held-to-maturity securities	—	(8,439)
Purchases of equity securities with readily determinable fair value	(24,000)	(26,677)
Purchases of equity securities without readily determinable fair value	(5,972)	(5,600)
(Purchases) redemptions of Federal Home Loan Bank and Federal Reserve Bank stock, net	(51,492)	29,642
Distributions from investments in partnerships, net	2,239	4,995
Net cash paid in business combinations	—	(4,966)
Proceeds from sales of premium financing receivables, net	627,450	—
Proceeds from sales of other real estate owned	1,752	1,168
Increase in interest-bearing deposits with banks, net	(743,606)	(172,149)
Increase in loans, net	(3,241,661)	(1,820,788)
Redemption of BOLI	306	—
Purchases of premises and equipment, net	(49,759)	(9,318)
Net Cash Used for Investing Activities	(3,564,574)	(1,231,616)
Financing Activities:
Increase in deposit accounts, net	2,651,854	1,136,159
(Decrease) increase in other borrowings, net	(28,103)	59,552
Increase (decrease) in Federal Home Loan Bank advances, net	850,238	(290,000)
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(57)
Repayment of subordinated notes	(140,000)	—
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and director compensation plan	3,284	5,168
Common stock repurchases for tax withholdings related to stock-based compensation	(3,539)	(1,662)
Dividends paid	(69,465)	(62,785)
Net Cash Provided by Financing Activities	3,264,269	846,375
Net (Decrease) Increase in Cash and Cash Equivalents	(7,940)	22,951
Cash and Cash Equivalents at Beginning of Period	423,464	490,966
Cash and Cash Equivalents at End of Period	$415,524	$513,917
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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$102,721	$5	$(14)	$102,712
U.S. government agencies	50,000	—	(4,808)	45,192
Municipal	151,347	390	(5,129)	146,608
Corporate notes:
Financial issuers	83,996	—	(7,011)	76,985
Other	1,000	—	(10)	990
Mortgage-backed: (1)
Residential mortgage-backed securities	4,320,215	361	(541,742)	3,778,834
Commercial (multi-family) mortgage-backed securities	18,096	8	(626)	17,478
Collateralized mortgage obligations	179,315	629	(18,786)	161,158
Total available-for-sale securities	$4,906,690	$1,393	$(578,126)	$4,329,957
Held-to-maturity securities
U.S. government agencies	$336,458	$—	$(70,928)	$265,530
Municipal	166,400	155	(6,789)	159,766
Mortgage-backed: (1)
Residential mortgage-backed securities	2,962,721	—	(591,601)	2,371,120
Commercial (multi-family) mortgage-backed securities	6,390	—	(300)	6,090
Collateralized mortgage obligations	227,247	362	(23,636)	203,973
Corporate notes	57,199	—	(3,211)	53,988
Total held-to-maturity securities	$3,756,415	$517	$(696,465)	$3,060,467
Less: Allowance for credit losses	(491)
Held-to-maturity securities, net of allowance for credit losses	$3,755,924
Equity securities with readily determinable fair value	$117,674	$2,882	$(8,383)	$112,173
(1)None of our mortgage-backed securities are subprime.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$6,960	$8	$—	$6,968
U.S. government agencies	50,000	—	(4,876)	45,124
Municipal	144,299	657	(3,998)	140,958
Corporate notes:
Financial issuers	83,996	—	(8,456)	75,540
Other	1,000	—	(9)	991
Mortgage-backed: (1)
Residential Mortgage-backed securities	3,505,012	1,392	(446,784)	3,059,620
Commercial (multi-family) mortgage-backed securities	13,201	68	(289)	12,980
Collateralized mortgage obligations	175,346	1,400	(16,012)	160,734
Total available-for-sale securities	$3,979,814	$3,525	$(480,424)	$3,502,915
Held-to-maturity securities
U.S. government agencies	$336,468	$—	$(67,058)	$269,410
Municipal	172,933	565	(3,778)	169,720
Mortgage-backed: (1)
Residential Mortgage-backed securities	3,042,828	1,922	(549,265)	2,495,485
Commercial (multi-family) mortgage-backed securities	6,415	—	(184)	6,231
Collateralized mortgage obligations	241,075	978	(21,502)	220,551
Corporate notes	57,544	7	(3,480)	54,071
Total held-to-maturity securities	$3,857,263	$3,472	$(645,267)	$3,215,468
Less: Allowance for credit losses	(347)
Held-to-maturity securities, net of allowance for credit losses	$3,856,916
Equity securities with readily determinable fair value	$143,312	$3,500	$(7,544)	$139,268
(1)None of our mortgage-backed securities are subprime.

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	80,000	—	(5,725)	74,275
Municipal	173,540	102	(6,231)	167,411
Corporate notes:
Financial issuers	83,995	—	(12,920)	71,075
Other	1,000	—	(15)	985
Mortgage-backed: (1)
Mortgage-backed securities	3,585,943	—	(483,659)	3,102,284
Collateralized mortgage obligations	94,373	—	(17,922)	76,451
Total available-for-sale securities	$4,018,851	$102	$(526,472)	$3,492,481
Held-to-maturity securities
U.S. government agencies	$339,604	$—	$(71,022)	$268,582
Municipal	176,128	362	(4,502)	171,988
Mortgage-backed: (1)
Mortgage-backed securities	2,832,138	—	(574,114)	2,258,024
Collateralized mortgage obligations	159,120	—	(23,014)	136,106
Corporate notes	57,889	35	(4,733)	53,191
Total held-to-maturity securities	$3,564,879	$397	$(677,385)	$2,887,891
Less: Allowance for credit losses	(406)
Held-to-maturity securities, net of allowance for credit losses	$3,564,473
Equity securities with readily determinable fair value	$120,629	$3,711	$(8,065)	$116,275
(1)Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $62.7 million as of June 30, 2024. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. During the three and six months ended June 30, 2024 and June 30, 2023, the Company recorded no upward or downward adjustments related to such observable price changes. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three and six months ended June 30, 2024, the Company recorded $3.7 million of impairment of equity securities without readily determinable fair values. During the three and six months ended June 30, 2023, the Company recorded no impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$90,735	$(14)	$—	$—	$90,735	$(14)
U.S. government agencies	—	—	45,192	(4,808)	45,192	(4,808)
Municipal	42,560	(333)	78,578	(4,796)	121,138	(5,129)
Corporate notes:
Financial issuers	—	—	76,985	(7,011)	76,985	(7,011)
Other	—	—	990	(10)	990	(10)
Mortgage-backed: (1)
Residential mortgage-backed securities	1,226,130	(19,491)	2,537,424	(522,251)	3,763,554	(541,742)
Commercial (multi-family) mortgage-backed securities	14,505	(626)	—	—	14,505	(626)
Collateralized mortgage obligations	16,384	(81)	69,273	(18,705)	85,657	(18,786)
Total available-for-sale securities	$1,390,314	$(20,545)	$2,808,442	$(557,581)	$4,198,756	$(578,126)
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

The Company does not consider available-for-sale securities with unrealized losses at June 30, 2024 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at June 30, 2024 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (7) “Allowance for Credit Losses” in Item 1 of this report for further discussion regarding any credit losses associated with held-to-maturity securities at June 30, 2024.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Realized gains on investment securities	$1,325	$6	$2,360	$611
Realized losses on investment securities	(21)	(6)	(129)	(51)
Net realized gains on investment securities	1,304	0	2,231	560
Unrealized gains on equity securities with readily determinable fair value	74	684	1,108	2,974
Unrealized losses on equity securities with readily determinable fair value	(1,931)	(684)	(2,564)	(2,136)
Net unrealized (losses) gains on equity securities with readily determinable fair value	(1,857)	0	(1,456)	838
Impairment of equity securities without readily determinable fair values	(3,729)	—	(3,731)	—
(Losses) gains on investment securities, net	$(4,282)	$0	$(2,956)	$1,398

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2024, December 31, 2023 and June 30, 2023, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2024		December 31, 2023		June 30, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$145,856	$145,599	$53,162	$52,945	$93,724	$93,137
Due in one to five years	139,409	131,506	132,348	123,985	138,704	126,776
Due in five to ten years	84,756	79,216	82,040	76,869	41,655	36,315
Due after ten years	19,043	16,166	18,705	15,782	64,452	57,518
Mortgage-backed	4,517,626	3,957,470	3,693,559	3,233,334	3,680,316	3,178,735
Total available-for-sale securities	$4,906,690	$4,329,957	$3,979,814	$3,502,915	$4,018,851	$3,492,481
Held-to-maturity securities
Due in one year or less	$8,356	$8,213	$5,169	$5,142	$2,479	$2,475
Due in one to five years	114,457	109,845	109,602	105,835	102,182	96,806
Due in five to ten years	85,507	82,499	99,700	98,718	106,708	105,054
Due after ten years	351,737	278,727	352,474	283,506	362,252	289,426
Mortgage-backed	3,196,358	2,581,183	3,290,318	2,722,267	2,991,258	2,394,130
Total held-to-maturity securities	$3,756,415	$3,060,467	$3,857,263	$3,215,468	$3,564,879	$2,887,891
Less: Allowance for credit losses	(491)		(347)		(406)
Held-to-maturity securities, net of allowance for credit losses	$3,755,924		$3,856,916		$3,564,473

Securities having a carrying value of $7.6 billion at June 30, 2024 as well as securities having a carrying value of $6.9 billion and $6.4 billion at December 31, 2023 and June 30, 2023, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At June 30, 2024, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2024	2023	2023
Balance:
Commercial	$14,154,462	$12,832,053	$12,600,471
Commercial real estate	11,947,197	11,344,164	10,608,811
Home equity	356,313	343,976	336,974
Residential real estate	3,067,335	2,769,666	2,643,240
Premium finance receivables—property & casualty	7,100,753	6,903,529	6,762,698
Premium finance receivables—life insurance	7,962,115	7,877,943	8,039,273
Consumer and other	87,356	60,500	31,941
Total loans, net of unearned income	$44,675,531	$42,131,831	$41,023,408
Mix:
Commercial	31%	30%	31%
Commercial real estate	27	27	26
Home equity	1	1	1
Residential real estate	7	7	6
Premium finance receivables—property & casualty	16	16	16
Premium finance receivables—life insurance	18	19	20
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $248.3 million at June 30, 2024, $285.4 million at December 31, 2023 and $281.7 million at June 30, 2023.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $89.6 million at June 30, 2024, $84.2 million at December 31, 2023 and $72.8 million at June 30, 2023.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $297.2 million at June 30, 2024, $304.5 million at December 31, 2023, and $267.3 million at June 30, 2023.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at June 30, 2024, December 31, 2023 and June 30, 2023:

As of June 30, 2024		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$51,087	$304	$16,485	$36,358	$14,050,228	$14,154,462
Commercial real estate
Construction and development	2,528	—	1,699	6,539	2,249,785	2,260,551
Non-construction	45,761	—	4,856	31,526	9,604,503	9,686,646
Home equity	1,100	—	275	1,229	353,709	356,313
Residential real estate, excluding early buy-out loans	18,198	—	1,977	130	2,912,852	2,933,157
Premium finance receivables
Property and casualty insurance loans	32,722	22,427	29,925	45,927	6,969,752	7,100,753
Life insurance loans	—	—	4,118	17,693	7,940,304	7,962,115
Consumer and other	3	121	81	366	86,785	87,356
Total loans, net of unearned income, excluding early buy-out loans	$151,399	$22,852	$59,416	$139,768	$44,167,918	$44,541,353
Early buy-out loans guaranteed by U.S. government agencies (1)	—	45,788	—	—	88,390	134,178
Total loans, net of unearned income	$151,399	$68,640	$59,416	$139,768	$44,256,308	$44,675,531

As of December 31, 2023		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$38,940	$98	$19,488	$85,743	$12,687,784	$12,832,053
Commercial real estate
Construction and development	2,205	—	251	1,343	2,080,242	2,084,041
Non-construction	33,254	—	8,264	19,291	9,199,314	9,260,123
Home equity	1,341	—	62	2,263	340,310	343,976
Residential real estate, excluding early buy-out loans	15,391	—	2,325	22,942	2,578,425	2,619,083
Premium finance receivables
Property and casualty insurance loans	27,590	20,135	23,236	50,437	6,782,131	6,903,529
Life insurance loans	—	—	16,206	45,464	7,816,273	7,877,943
Consumer and other	22	54	25	165	60,234	60,500
Total loans, net of unearned income, excluding early buy-out loans	$118,743	$20,287	$69,857	$227,648	$41,544,713	$41,981,248
Early buy-out loans guaranteed by U.S. government agencies (1)	—	57,688	250	328	92,317	150,583
Total loans, net of unearned income	$118,743	$77,975	$70,107	$227,976	$41,637,030	$42,131,831
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at June 30, 2024:

	Year of Origination							Revolving	Total
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$1,759,369	$2,462,832	$1,847,769	$1,330,074	$529,579	$1,099,112	$4,405,035	$8,966	$13,442,736
Special mention	1,704	62,567	69,016	64,001	6,033	51,135	129,899	1,300	385,655
Substandard accrual	2,660	41,267	42,882	40,319	20,026	8,703	119,110	17	274,984
Substandard nonaccrual/doubtful	—	5,950	5,718	21,951	1,237	8,175	7,976	80	51,087
Total commercial, industrial and other	$1,763,733	$2,572,616	$1,965,385	$1,456,345	$556,875	$1,167,125	$4,662,020	$10,363	$14,154,462
Construction and development
Pass	$78,100	$475,118	$973,989	$371,090	$79,439	$159,686	$22,350	$—	$2,159,772
Special mention	—	1,176	14,990	17,091	—	14,969	—	—	48,226
Substandard accrual	—	—	—	1,102	1,777	47,146	—	—	50,025
Substandard nonaccrual/doubtful	—	495	—	—	2,033	—	—	—	2,528
Total construction and development	$78,100	$476,789	$988,979	$389,283	$83,249	$221,801	$22,350	$—	$2,260,551
Non-construction
Pass	$710,843	$1,515,024	$1,757,491	$1,360,084	$961,509	$2,884,404	$198,713	$265	$9,388,333
Special mention	3,364	8,422	37,904	46,765	17,230	46,738	274	—	160,697
Substandard accrual	—	3,202	13,696	9,545	22,983	42,429	—	—	91,855
Substandard nonaccrual/doubtful	—	1,372	453	170	—	43,766	—	—	45,761
Total non-construction	$714,207	$1,528,020	$1,809,544	$1,416,564	$1,001,722	$3,017,337	$198,987	$265	$9,686,646
Home equity
Pass	$—	$—	$—	$—	$—	$9,272	$326,705	$2,737	$338,714
Special mention	—	—	222	59	120	2,417	6,313	287	9,418
Substandard accrual	—	—	104	—	102	6,242	558	75	7,081
Substandard nonaccrual/doubtful	—	—	511	137	—	363	—	89	1,100
Total home equity	$—	$—	$837	$196	$222	$18,294	$333,576	$3,188	$356,313
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$3,762	$3,381	$3,813	$5,700	$117,522	$—	$—	$134,178
Pass	380,670	480,911	808,108	754,489	204,797	257,334	—	—	2,886,309

Special mention	—	2,985	5,655	2,284	1,604	6,547	—	—	19,075
Substandard accrual	224	596	3,353	915	1,143	3,344	—	—	9,575
Substandard nonaccrual/doubtful	—	523	5,109	4,642	1,229	6,695	—	—	18,198
Total residential real estate	$380,894	$488,777	$825,606	$766,143	$214,473	$391,442	$—	$—	$3,067,335
Premium finance receivables - property and casualty
Pass	$5,737,826	$1,204,432	$—	$8,281	$421	$—	$—	$—	$6,950,960
Special mention	92,231	19,192	95	8	—	—	—	—	111,526
Substandard accrual	1,488	4,052	1	4	—	—	—	—	5,545
Substandard nonaccrual/doubtful	7,238	25,281	182	19	2	—	—	—	32,722
Total premium finance receivables - property and casualty	$5,838,783	$1,252,957	$278	$8,312	$423	$—	$—	$—	$7,100,753
Premium finance receivables - life
Pass	$1,137,551	$6,820,635	$3,929	$—	$—	$—	$—	$—	$7,962,115
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$1,137,551	$6,820,635	$3,929	$—	$—	$—	$—	$—	$7,962,115
Consumer and other
Pass	$1,562	$2,602	$749	$667	$46	$32,764	$48,721	$—	$87,111
Special mention	6	14	11	5	—	140	2	—	178
Substandard accrual	5	14	9	—	—	27	9	—	64
Substandard nonaccrual/doubtful	—	—	1	2	—	—	—	—	3
Total consumer and other	$1,573	$2,630	$770	$674	$46	$32,931	$48,732	$—	$87,356
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$3,762	$3,381	$3,813	$5,700	$117,522	$—	$—	$134,178
Pass	9,805,921	12,961,554	5,392,035	3,824,685	1,775,791	4,442,572	5,001,524	11,968	43,216,050
Special mention	97,305	94,356	127,893	130,213	24,987	121,946	136,488	1,587	734,775
Substandard accrual	4,377	49,131	60,045	51,885	46,031	107,891	119,677	92	439,129
Substandard nonaccrual/doubtful	7,238	33,621	11,974	26,921	4,501	58,999	7,976	169	151,399
Total loans	$9,914,841	$13,142,424	$5,595,328	$4,037,517	$1,857,010	$4,848,930	$5,265,665	$13,816	$44,675,531
Gross write offs
Six months ended June 30, 2024	244	29,608	3,464	1,220	2,088	21,973	—	—	58,597

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

As of June 30, 2024	Year of Origination						Total
(In thousands)	2024	2023	2022	2021	2020	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$156,875	$147,815	$25,000	$6,768	$336,458
5-7 internal grade							—
8-10 internal grade							—
Total U.S. government agencies	$—	$—	$156,875	$147,815	$25,000	$6,768	$336,458
Municipal
1-4 internal grade	$—	$4,176	$1,035	$6,862	$258	$151,716	$164,047
5-7 internal grade	—	—	—	—	—	2,353	2,353
8-10 internal grade							—
Total municipal	$—	$4,176	$1,035	$6,862	$258	$154,069	$166,400
Mortgage-backed securities
1-4 internal grade	$—	$362,988	$555,653	$2,277,717	$—	$—	$3,196,358
5-7 internal grade							—
8-10 internal grade							—
Total mortgage-backed securities	$—	$362,988	$555,653	$2,277,717	$—	$—	$3,196,358
Corporate notes
1-4 internal grade	$—	$—	$14,968	$—	$6,005	$36,226	$57,199
5-7 internal grade							—
8-10 internal grade							—
Total corporate notes	$—	$—	$14,968	$—	$6,005	$36,226	$57,199
Total held-to-maturity securities							$3,756,415
Less: Allowance for credit losses							(491)
Held-to-maturity securities, net of allowance for credit losses							$3,755,924

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

	June 30,	December 31,	June 30,
(In thousands)	2024	2023	2023
Allowance for loan losses	$363,719	$344,235	$302,499
Allowance for unfunded lending-related commitments losses	73,350	83,030	84,881
Allowance for loan losses and unfunded lending-related commitments losses	437,069	427,265	387,380
Allowance for held-to-maturity securities losses	491	347	406
Allowance for credit losses	$437,560	$427,612	$387,786

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of June 30, 2024, excluding loans carried at fair value, substandard nonaccrual loans totaling $46.6 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and six months ended June 30, 2024 and June 30, 2023 is as follows:

Three months ended June 30, 2024		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$166,518	$226,052	$7,191	$13,701	$13,330	$383	$427,175
Other adjustments	—	—	—	—	(19)	—	(19)
Charge-offs	(9,584)	(15,526)	—	(23)	(9,486)	(137)	(34,756)
Recoveries	950	90	35	8	3,663	24	4,770
Provision for credit losses	24,107	13,112	16	(4,913)	7,258	319	39,899
Allowance for credit losses at period end	$181,991	$223,728	$7,242	$8,773	$14,746	$589	$437,069
By measurement method:
Individually measured	$30,927	$6,330	$—	$32	$—	$1	$37,290
Collectively measured	151,064	217,398	7,242	8,741	14,746	588	399,779
Loans at period end
Individually measured	$51,087	$48,289	$1,100	$17,807	$—	$3	$118,286
Collectively measured	14,103,375	11,898,908	355,213	2,913,694	15,062,868	87,353	44,421,411
Loans held at fair value	—	—	—	135,834	—	—	135,834

Three months ended June 30, 2023	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$149,501	$194,780	$7,728	$11,434	$11,955	$400	$375,798
Other adjustments	—	—	—	—	41	—	41
Charge-offs	(5,629)	(8,124)	—	—	(4,653)	(110)	(18,516)
Recoveries	505	25	37	6	890	23	1,486
Provision for credit losses	(1,235)	29,015	(798)	812	813	(36)	28,571
Allowance for credit losses at period end	$143,142	$215,696	$6,967	$12,252	$9,046	$277	$387,380
By measurement method:
Individually measured	$7,205	$5,819	$—	$106	$—	$—	$13,130
Collectively measured	135,937	209,877	6,967	12,146	9,046	277	374,250
Loans at period end
Individually measured	$40,460	$18,483	$1,361	$13,496	$—	$4	$73,804
Collectively measured	12,560,011	10,590,328	335,613	2,429,297	14,801,971	31,937	40,749,157
Loans held at fair value	—	—	—	200,447	—	—	200,447

Six months ended June 30, 2024		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$169,604	$223,853	$7,116	$13,133	$13,069	$490	$427,265
Other adjustments	—	—	—	—	(50)	—	(50)
Charge-offs	(20,799)	(20,995)	(74)	(61)	(16,424)	(244)	(58,597)
Recoveries	1,429	121	64	10	5,190	47	6,861
Provision for credit losses	31,757	20,749	136	(4,309)	12,961	296	61,590
Allowance for credit losses at period end	$181,991	$223,728	$7,242	$8,773	$14,746	$589	$437,069

Six months ended June 30, 2023		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$142,769	$184,352	$7,573	$11,585	$10,671	$498	$357,448
Cumulative effect adjustment from the adoption of ASU 2016-13	111	1,356	(33)	(692)	—	(1)	741
Other adjustments	—	—	—	—	45	—	45
Charge-offs	(8,172)	(8,129)	—	—	(9,303)	(263)	(25,867)
Recoveries	897	125	72	10	2,213	55	3,372
Provision for credit losses	7,537	37,992	(645)	1,349	5,420	(12)	51,641
Allowance for credit losses at period end	$143,142	$215,696	$6,967	$12,252	$9,046	$277	$387,380

For the three and six months ended June 30, 2024, the Company recognized approximately $39.9 million and $61.6 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of loan growth across a majority of segments coupled with losses experienced in the Commercial, Commercial Real Estate and Premium Finance Receivables portfolios. Uncertainties remain regarding expected economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of June 30, 2024. Net charge-offs in the three and six month periods ending June 30, 2024, totaled $30.0 million and $51.7 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three and six month period ended June 30, 2024, the Company recognized approximately $162,000 and $144,000, respectively, of provision for credit losses related to held-to-maturity securities. At June 30, 2024, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At June 30, 2024, the Company had $161,000 of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $43.8 million and $50.4 million at June 30, 2024 and 2023, respectively.

The tables below presents a summary of the period-end balance of loans to borrowers experiencing financial difficulties during the three and six months ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$2,161	0.0%	$2,010	$—	$—	$97	$54
Commercial real estate
Non-construction	340	0.0	21	—	319	—	—
Home equity	—	—	—	—	—	—	—
Residential real estate	81	0.0	81	—	—	—	—
Premium finance receivables
Property and casualty insurance loans	6	0.0	3	3	—	—	—
Total loans	$2,588	0.0%	$2,115	$3	$319	$97	$54

		Weighted Average Magnitude of Modifications:
Three Months Ended June 30, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$2,161	5	143	34
Commercial real estate
Non-construction	340	13	—	—
Home equity	—	—	—	—
Residential real estate	81	12	—	—
Premium finance receivables
Property and casualty insurance loans	6	2	86	—
Total loans	$2,588	7	140	34

Three Months Ended June 30, 2023 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$423	0.0%	$—	$—	$—	$423
Commercial real estate
Non-construction	4,376	0.0	—	—	—	4,376
Home equity	—	—	—	—	—	—
Residential real estate	264	0.0	143	—	—	121
Premium finance receivables
Property and casualty insurance loans	—	—	—	—	—	—
Total loans	$5,063	0.0%	$143	$—	$—	$4,920

		Weighted Average Magnitude of Modifications:
Three Months Ended June 30, 2023 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$423	41	144	—
Commercial real estate
Non-construction	4,376	39	212	—
Home equity	—	—	—	—
Residential real estate	264	123	262	—
Premium finance receivables
Property and casualty insurance loans	—	—	—	—
Total loans	$5,063	43	207	—

Six Months Ended June 30, 2024 (Dollars in thousands)	Total (1)	Percentage of Total Class of Loan	Extension of Term (1)	Reduction of Interest Rate (1)	Interest Only Payments	Delay in Contractual Payments (1)	Extension of Term and Reduction of Interest Rate (1)

Commercial
Commercial, industrial and other	$3,219	0.0%	$2,956	$—	$—	$97	$166
Commercial real estate
Non-construction	1,469	0.0	293	—	319	857	—
Home equity	89	0.0	89	—	—	—	—
Residential real estate	282	0.0	114	168	—	—	—
Premium finance receivables
Property and casualty insurance loans	6	0.0	3	3	—	—	—
Total loans	$5,065	0.0%	$3,455	$171	$319	$954	$166

		Weighted Average Magnitude of Modifications:
Six Months Ended June 30, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$3,219	8	113	34
Commercial real estate
Non-construction	1,469	29	—	16
Home equity	89	12	—	—
Residential real estate	282	19	201	—
Premium finance receivables
Property and casualty insurance loans	6	2	86	—
Total loans	$5,065	11	156	18

Six Months Ended June 30, 2023 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$37,897	0.3%	$1,938	$221	$35,265	$473
Commercial real estate
Non-construction	5,709	0.1	467	827	39	4,376
Home equity	203	0.1	203	—	—	—
Residential real estate	1,972	0.1	1,396	271	—	305
Premium finance receivables
Property and casualty insurance loans	11	0.0	3	—	—	8
Total loans	$45,792	0.1%	$4,007	$1,319	$35,304	$5,162

		Weighted Average Magnitude of Modifications:
Six Months Ended June 30, 2023 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$37,897	15	108	16
Commercial real estate
Non-construction	5,709	40	232	101
Home equity	203	12	—	—
Residential real estate	1,972	57	284	—
Premium finance receivables
Property and casualty insurance loans	11	0	50	—
Total loans	$45,792	36	223	17

The Company had commitments of $5.1 million and $43.5 million as of June 30, 2024 and June 30, 2023, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	For the Twelve Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Total	Payments in Default (1)	Payments in Default (1)	Total	Payments in Default (1)	Payments in Default (1)
Commercial
Commercial, industrial and other	$4,685	$1,784	$1,784	$37,897	$18,729	$18,729
Commercial real estate
Construction and development	2,486	—	—	—	—	—
Non-construction	2,644	639	2,443	5,709	923	923
Home equity	586	—	—	203	203	203
Residential real estate	417	384	384	1,972	541	541
Premium finance receivables
Property and casualty insurance loans	18	14	14	11	11	11
Total loans	$10,836	$2,821	$4,625	$45,792	$20,407	$20,407
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2023	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2024
Community banking	$545,671	$—	$—	$—	$545,671
Specialty finance	39,006	—	—	(717)	38,289
Wealth management	71,995	—	—	—	71,995
Total	$656,672	$—	$—	$(717)	$655,955

The specialty finance unit’s goodwill decreased $717,000 in the first six months of 2024 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of June 30, 2024, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of June 30, 2024 is as follows:

(In thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,206	$55,206	$55,206
Accumulated amortization	(47,666)	(46,125)	(44,432)
Net carrying amount	$7,540	$9,081	$10,774
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$13,340	$14,881	$16,574
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,961	$1,963	$1,963
Accumulated amortization	(1,861)	(1,837)	(1,813)
Net carrying amount	$100	$126	$150
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$26,630	$26,630
Accumulated amortization	(19,463)	(18,748)	(17,701)
Net carrying amount	$7,167	$7,882	$8,929
Total acquisition-related intangible assets:
Gross carrying amount	$89,597	$89,599	$89,599
Accumulated amortization	(68,990)	(66,710)	(63,946)
Total other acquisition-related intangible assets, net	$20,607	$22,889	$25,653

Estimated amortization
Actual in six months ended June 30, 2024	$2,280
Estimated remaining in 2024	2,021
Estimated—2025	3,482
Estimated—2026	2,772
Estimated—2027	2,156
Estimated—2028	1,591

The core deposit intangibles recognized in connection with prior bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line or accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with the acquisition of certain assets of Veterans First Mortgage in 2018. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis.

Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $2.3 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2024	2023	2024	2023
Fair value at beginning of the period	$201,044	$224,470	$192,456	$230,225
Additions from loans sold with servicing retained	8,223	8,720	13,602	13,827
Servicing rights sold	—	(30,170)	—	(30,170)
Estimate of changes in fair value due to:
Payoffs, paydowns and repurchases	(5,534)	(5,043)	(9,920)	(8,952)
Changes in valuation inputs or assumptions	877	2,715	8,472	(4,238)
Fair value at end of the period	$204,610	$200,692	$204,610	$200,692
Unpaid principal balance of mortgage loans serviced for others	$12,211,027	$11,752,223

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects not to designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of June 30, 2024 and June 30, 2023, see Note (14) “Derivative Financial Instruments” in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Balance:
Non-interest-bearing	$10,031,440	$10,420,401	$10,604,915
NOW and interest-bearing demand deposits	5,053,909	5,797,649	5,814,836
Wealth management deposits	1,490,711	1,614,499	1,417,984
Money market	16,320,017	15,149,215	14,523,124
Savings	5,882,179	5,790,334	5,321,578
Time certificates of deposit	9,270,770	6,625,072	6,356,270
Total deposits	$48,049,026	$45,397,170	$44,038,707
Mix:
Non-interest-bearing	21%	23%	24%
NOW and interest-bearing demand deposits	11	13	13
Wealth management deposits	3	4	3
Money market	34	33	33
Savings	12	13	12
Time certificates of deposit	19	14	15
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	June 30, 2024	December 31, 2023	June 30, 2023
FHLB advances	$3,176,309	$2,326,071	$2,026,071
Other borrowings:
Notes payable	157,024	171,282	185,539
Short-term borrowings	—	13,430	17,773
Secured borrowings	391,395	401,897	401,669
Other	58,160	59,204	60,238
Total other borrowings	606,579	645,813	665,219
Subordinated notes	298,113	437,866	437,628
Total FHLB advances, other borrowings and subordinated notes	$4,081,001	$3,409,750	$3,128,918

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances”, Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2023 Form 10-K.

Notes Payable
Notes payable balances represent the balances on the Company’s credit agreement with certain unaffiliated banks. At June 30, 2024, the outstanding principal balance under the term loan facility was $157.0 million and there was no outstanding balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2024, the Company was in compliance with all such covenants.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreement at the banks. There were no borrowings at June 30, 2024 compared to $13.4 million and $16.3 million at December 31, 2023 and June 30, 2023, respectively. As of June 30, 2024, the Company had no pledged securities related to its customer balances in sweep accounts.

Secured Borrowings

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). On May 31, 2023, the Company entered into the eleventh amending agreement to the Receivables Purchase Agreement dated as of December 16, 2014. The amended Receivables Purchase Agreement provides for, among other things, an extension of the maturity date to December 15, 2024, an increase to the facility limit from $420 million to $520 million, and a fee rate increase from 0.775% to 0.825%. Additionally, since Canadian Dollar Offered Rate (“CDOR”) ceased being used in Canada in June 2024, references to CDOR changed to the Benchmark rate.

At June 30, 2024, the translated balance of the secured borrowings totaled $380.3 million compared to $392.5 million at December 31, 2023 and $392.4 million at June 30, 2023. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus fee rate of 0.825%.

The remaining $11.1 million, $9.4 million and $9.3 million within secured borrowings at June 30, 2024, December 31, 2023 and June 30, 2023, respectively, represent other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Subsequent amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At June 30, 2024, the Company was in compliance with all such covenants.

Subordinated Notes

At June 30, 2024, the Company had outstanding subordinated notes totaling $298.1 million compared to $437.9 million and $437.6 million at December 31, 2023 and June 30, 2023, respectively. The notes issued in 2019 have a stated interest rate of 4.85% and mature in June 2029. In the second quarter of 2024, the Company repaid the $140.0 million of subordinated notes issued in 2014. The notes had a stated interest rate of 5.00% and matured in June 2024.

(12) Junior Subordinated Debentures

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2024. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure (1)	Contractual Rate at 6/30/2024	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	S+0.26161+3.25	8.84%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	S+0.26161+2.80	8.39%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	S+0.26161+2.60	8.19%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	S+0.26161+1.95	7.55%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	S+0.26161+1.45	7.04%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	S+0.26161+1.63	7.23%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	S+0.26161+3.00	8.59%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	S+0.26161+3.00	8.59%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	S+0.26161+3.00	8.59%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	S+0.26161+1.75	7.35%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	S+0.26161+1.62	7.22%	06/2007	09/2037	06/2012
Total			$253,566		7.79%
(1)The interest rates on the variable rate junior subordinated debentures are based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) and reset on a quarterly basis.

The junior subordinated debentures totaled $253.6 million at June 30, 2024, December 31, 2023 and June 30, 2023. At June 30, 2024, the weighted average contractual interest rate on the junior subordinated debentures was 7.79%.

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

The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2024	June 30, 2023
Net interest income:
Community Banking	$358,832	$346,232	$12,600	4%
Specialty Finance	95,191	84,993	10,198	12
Wealth Management	7,928	7,404	524	7
Total Operating Segments	461,951	438,629	23,322	5
Intersegment Eliminations	8,659	8,908	(249)	(3)
Consolidated net interest income	$470,610	$447,537	$23,073	5%
Provision for credit losses:
Community Banking	$36,325	$26,713	$9,612	36%
Specialty Finance	3,736	1,801	1,935	107
Wealth Management	—	—	—	—
Total Operating Segments	40,061	28,514	11,547	40
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$40,061	$28,514	$11,547	40%
Non-interest income:
Community Banking	$71,619	$68,130	$3,489	5%
Specialty Finance	32,317	31,737	580	2
Wealth Management	35,605	33,391	2,214	7
Total Operating Segments	139,541	133,258	6,283	5
Intersegment Eliminations	(18,394)	(20,228)	1,834	(9)
Consolidated non-interest income	$121,147	$113,030	$8,117	7%
Net revenue:
Community Banking	$430,451	$414,362	$16,089	4%
Specialty Finance	127,508	116,730	10,778	9
Wealth Management	43,533	40,795	2,738	7
Total Operating Segments	601,492	571,887	29,605	5
Intersegment Eliminations	(9,735)	(11,320)	1,585	(14)
Consolidated net revenue	$591,757	$560,567	$31,190	6%
Segment profit:
Community Banking	$91,235	$102,517	$(11,282)	(11)%
Specialty Finance	53,091	46,402	6,689	14
Wealth Management	8,062	5,831	2,231	38
Consolidated net income	$152,388	$154,750	$(2,362)	(2)%
Segment assets:
Community Banking	$47,611,508	$42,452,673	$5,158,835	12%
Specialty Finance	11,014,840	10,549,819	465,021	4
Wealth Management	1,155,168	1,283,684	(128,516)	(10)
Consolidated total assets	$59,781,516	$54,286,176	$5,495,340	10%
NM - Not meaningful

	Six Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2024	June 30, 2023
Net interest income:
Community Banking	$722,517	$716,080	$6,437	1%
Specialty Finance	177,473	155,344	22,129	14
Wealth Management	15,686	16,359	(673)	(4)
Total Operating Segments	915,676	887,783	27,893	3
Intersegment Eliminations	19,128	17,749	1,379	8
Consolidated net interest income	$934,804	$905,532	$29,272	3%
Provision for credit losses:
Community Banking	$56,717	$47,812	$8,905	19%
Specialty Finance	5,017	3,747	1,270	34
Wealth Management	—	—	—	—
Total Operating Segments	61,734	51,559	10,175	20
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$61,734	$51,559	$10,175	20%
Non-interest income:
Community Banking	$146,255	$136,863	$9,392	7%
Specialty Finance	59,634	57,527	2,107	4
Wealth Management	94,090	63,688	30,402	48
Total Operating Segments	299,979	258,078	41,901	16
Intersegment Eliminations	(38,252)	(37,279)	(973)	3
Consolidated non-interest income	$261,727	$220,799	$40,928	19%
Net revenue:
Community Banking	$868,772	$852,943	$15,829	2%
Specialty Finance	237,107	212,871	24,236	11
Wealth Management	109,776	80,047	29,729	37
Total Operating Segments	1,215,655	1,145,861	69,794	6
Intersegment Eliminations	(19,124)	(19,530)	406	(2)
Consolidated net revenue	$1,196,531	$1,126,331	$70,200	6%
Segment profit:
Community Banking	$211,282	$236,749	$(25,467)	12%
Specialty Finance	95,614	83,139	12,475	4
Wealth Management	32,786	15,060	17,726	(10)
Consolidated net income	$339,682	$334,948	$4,734	10%
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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2024, December 31, 2023 and June 30, 2023:

	Derivative Assets			Derivative Liabilities
(In thousands)	June 30, 2024	December 31, 2023	June 30, 2023	June 30, 2024	December 31, 2023	June 30, 2023
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$7,532	$40,116	$2,154	$96,825	$44,456	$121,347
Interest rate derivatives designated as Fair Value Hedges	12,678	12,349	16,255	—	273	—
Total derivatives designated as hedging instruments under ASC 815	$20,210	$52,465	$18,409	$96,825	$44,729	$121,347
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$215,275	$211,490	$261,205	$217,157	$210,397	$261,066
Interest rate lock commitments	4,795	4,511	3,487	67	—	172
Forward commitments to sell mortgage loans	102	—	2,769	597	5,212	38
Commodity forward contracts	702	888	434	304	609	214
Foreign exchange contracts	2,776	6,372	8,444	2,709	6,308	8,335
Total derivatives not designated as hedging instruments under ASC 815	$223,650	$223,261	$276,339	$220,834	$222,526	$269,825
Total Derivatives	$243,860	$275,726	$294,748	$317,659	$267,255	$391,172

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

As of June 30, 2024, the Company had various interest rate collar and swap derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of June 30, 2024:

	June 30, 2024
	Notional	Fair Value
(In thousands)	Amount	Asset (Liability)
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(16,589)
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	(4,740)
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(37,289)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	(3,114)
Fixed 3.759%; matures December 2025	250,000	(3,075)
Fixed 3.680%; matures February 2026	250,000	(3,735)
Fixed 4.176%; matures March 2026	250,000	(1,773)
Fixed 3.915%; matures March 2026	250,000	(2,826)
Fixed 4.450%; matures July 2026	250,000	(206)
Fixed 3.515%, matures December 2026	250,000	(4,597)
Fixed 3.512%; matures December 2026	250,000	(4,614)
Fixed 3.453%; matures February 2027	250,000	(5,369)
Fixed 4.150%; matures July 2027	250,000	(591)
Fixed 3.748%; matures March 2028	250,000	(3,203)
Fixed 3.526%; matures March 2028	250,000	(5,104)
Fixed 3.993%; matures October 2029	100,000	444
Fixed 3.993%; matures October 2029	250,000	1,111
Fixed 4.245%; matures November 2029	175,000	2,988
Fixed 4.245%; matures November 2029	175,000	2,988
Total Cash Flow Hedges	$6,700,000	$(89,294)

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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Unrealized gain at beginning of period	$(38,553)	$44,692	$43,538	$10,026
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	20,524	14,267	40,342	18,014
Amount of loss recognized in other comprehensive income or loss	(31,367)	(120,698)	(133,276)	(89,779)
Unrealized (loss) gain at end of period	$(49,396)	$(61,739)	$(49,396)	$(61,739)

As of June 30, 2024, the Company estimated that during the next 12 months $60.6 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $13.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $73.9 million reclassified as a reduction to interest income related to the interest rate collars and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2024, the Company had 13 interest rate swaps with an aggregate notional amount of $213.1 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of June 30, 2024:

(In thousands)		June 30, 2024
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$199,732	$(12,684)	$(69)
	Available-for-sale debt securities	672	(18)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Six Months Ended
		June 30, 2024	June 30, 2024
Interest rate swaps	Interest and fees on loans	$(16)	$(6)
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates. As of June 30, 2024, there were no interest rate caps outstanding that were designed to act as an economic hedge.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2024 and December 31, 2023, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $12.2 billion and $11.4 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At June 30, 2024 these interest rate derivatives had maturity dates ranging from July 2024 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2024 and December 31, 2023, the Company had interest rate lock commitments with an aggregate notional amount of approximately $237.9 million and $129.9 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $641.3 million and $626.9 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2024 and December 31, 2023, the Company had commodity derivative transactions with an aggregate notional amount of approximately $12.6 million and $8.4 million, respectively, (all forward contracts with customers and third parties) related to this program. At June 30, 2024, these commodity derivatives had maturity dates ranging from July 2024 to October 2025.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of June 30, 2024 and December 31, 2023, the Company held foreign currency derivatives with an aggregate notional amount of approximately $138.8 million and $144.3 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2024, December 31, 2023 or June 30, 2023.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. The Company held six interest rate derivatives with an aggregate notional value of $170.0 million at June 30, 2024 and four interest rate derivatives with an aggregate notional value of and $195.0 million at December 31, 2023, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate swaps and caps	Trading gains, net	$(102)	$12	$493	$812
Mortgage banking derivatives	Mortgage banking revenue	3,721	4,791	3,706	8,431
Commodity contracts	Trading gains, net	130	49	398	226
Foreign exchange contracts	Trading gains, net	11	—	19	—
Covered call options	Fees from covered call options	2,056	2,578	6,903	12,969
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	(772)	(726)	(3,349)	220

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2024, there were no interest rate derivatives in a net liability position that were subject to such agreements. The fair value of such derivatives includes accrued interest related to these agreements. If the Company had breached any of these provisions and those derivatives subject to such agreements were in a liability position, and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	June 30, 2024	December 31, 2023	June 30, 2023	June 30, 2024	December 31, 2023	June 30, 2023
Gross Amounts Recognized	$235,485	$263,955	$279,614	$313,982	$255,126	$382,413
Less: Amounts offset in the Statements of Condition	—	—	—	—	—	—
Net amount presented in the Statements of Condition	$235,485	$263,955	$279,614	$313,982	$255,126	$382,413
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(114,662)	(76,514)	(125,159)	(114,662)	(76,514)	(125,159)
Collateral Posted	(85,762)	(144,899)	(145,735)	—	—	—
Net Credit Exposure	$35,061	$42,542	$8,720	$199,320	$178,612	$257,254

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

At June 30, 2024, the Company classified $95.8 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the second quarter of 2024, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2024 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At June 30, 2024, the Company classified $40.5 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at June 30, 2024 was 6.83%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.36% with credit loss discount ranging from 0%-13% at June 30, 2024.

Loans held-for-investment—The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At June 30, 2024, the Company classified $45.7 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at June 30, 2024 was 6.83%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 7.86% at June 30, 2024. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.9 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.10% with credit loss discounts ranging from 0%-17% at June 30, 2024.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At June 30, 2024, the Company classified $204.6 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at June 30, 2024 was 10.98% with discount rates applied ranging from 1%-36%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-90% or a weighted average prepayment speed of 7.86%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $77 and $361, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (9) “Mortgage Servicing Rights (“MSRs”)” in Item 1 of this report for further discussion of MSRs.

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

At June 30, 2024, the Company classified $4.8 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at June 30, 2024 was 81.17% with pull-through rates applied ranging from 4% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$102,712	$102,712	$—	$—
U.S. government agencies	45,192	—	45,192	—
Municipal	146,608	—	50,816	95,792
Corporate notes	77,975	—	77,975	—
Mortgage-backed	3,957,470	—	3,957,470	—
Trading account securities	4,134	—	4,134	—
Equity securities with readily determinable fair value	112,173	104,107	8,066	—
Mortgage loans held-for-sale	411,851	—	371,306	40,545
Loans held-for-investment	135,834	—	90,113	45,721
MSRs	204,610	—	—	204,610
Nonqualified deferred compensation assets	16,041	—	16,041	—
Derivative assets	243,860	—	239,065	4,795
Total	$5,458,460	$206,819	$4,860,178	$391,463
Derivative liabilities	$317,659	$—	$317,659	$—

	December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$6,968	$6,968	$—	$—
U.S. government agencies	45,124	—	45,124	—
Municipal	140,958	—	54,721	86,237
Corporate notes	76,531	—	76,531	—
Mortgage-backed	3,233,334	—	3,233,334	—
Trading account securities	4,707	—	4,707	—
Equity securities with readily determinable fair value	139,268	131,202	8,066	—
Mortgage loans held-for-sale	292,722	—	265,887	26,835
Loans held-for-investment	155,261	—	94,591	60,670
MSRs	192,456	—	—	192,456
Nonqualified deferred compensation assets	15,238	—	15,238	—
Derivative assets	275,726	—	271,216	4,510
Total	$4,578,293	$138,170	$4,069,415	$370,708
Derivative liabilities	$267,255	$—	$267,255	$—

	June 30, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—
U.S. government agencies	74,275	—	74,275	—
Municipal	167,411	—	53,256	114,155
Corporate notes	72,060	—	72,060	—
Mortgage-backed	3,178,735	—	3,178,735	—
Trading account securities	3,027	—	3,027	—
Equity securities with readily determinable fair value	116,275	108,209	8,066	—
Mortgage loans held-for-sale	338,728	—	309,322	29,406
Loans held-for-investment	193,953	—	132,830	61,123
MSRs	200,692	—	—	200,692
Nonqualified deferred compensation assets	14,796	—	14,796	—
Derivative assets	294,748	—	291,261	3,487
Total	$4,654,700	$108,209	$4,137,628	$408,863
Derivative liabilities	$391,172	$—	$391,172	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2024, December 31, 2023 and June 30, 2023 for mortgage loans held-for-sale measured at fair value under ASC 825 was $414.1 million, $291.7 million and $345.7 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $411.9 million, $292.7 million and $338.7 million, for the same respective periods, as shown in the above tables. At June 30, 2024, $2.1 million of mortgage loans held-for-sale were classified as nonaccrual compared to $649,000 as of December 31, 2023 and $582,000 as of June 30, 2023. Additionally, there were $39.4 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of June 30, 2024 compared to $26.6 million as of December 31, 2023 and $29.6 million as of June 30, 2023. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at June 30, 2024, December 31, 2023, and June 30, 2023 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of June 30, 2024, December 31, 2023 and June 30, 2023 for loans held-for-investment measured at fair value under ASC 825 was $136.1 million, $156.9 million and $196.6 million, respectively, while the aggregate fair value of loans held-for-investment was $135.8 million, $155.3 million and $194.0 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2024 and 2023 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2024	$88,219	$33,726	$49,317	$201,044	$6,212
Total net (losses) gains included in:
Net income (1)	—	205	66	3,566	(1,417)
Other comprehensive income or loss	(680)	—	—	—	—
Purchases	9,682	—	—	—	—
Settlements	(1,429)	(10,269)	(7,709)	—	—
Net transfers into Level 3	—	16,883	4,047	—	—
Balance at June 30, 2024	$95,792	$40,545	$45,721	$204,610	$4,795

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2023	$112,257	$44,250	$69,493	$224,470	$5,356
Total net (losses) gains included in:
Net income (1)	—	402	(619)	6,392	(1,869)
Other comprehensive income or loss	(3,161)	—	—	—	—
Purchases	6,978	—	—	—	—
Sales	—	—	—	(30,170)	—
Settlements	(1,919)	(23,973)	(16,593)	—	—
Net transfers into Level 3	—	8,727	8,842	—	—
Balance at June 30, 2023	$114,155	$29,406	$61,123	$200,692	$3,487
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2024	$86,237	$26,835	$60,670	$192,456	$4,510
Total net (losses) gains included in:
Net income (1)	—	272	(251)	12,154	285
Other comprehensive income or loss	(2,668)	—	—	—	—
Purchases	18,066	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(5,843)	(20,609)	(23,512)	—	—
Net transfers into Level 3	—	34,047	8,814	—	—
Balance at June 30, 2024	$95,792	$40,545	$45,721	$204,610	$4,795

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2023	$117,537	$48,655	$84,165	$230,225	$1,711
Total net (losses) gains included in:
Net income (1)	—	868	(255)	637	1,776
Other comprehensive income or loss	(4,823)	—	—	—	—
Purchases	11,396	—	—	—	—
Sales	—	—	—	(30,170)	—
Settlements	(9,955)	(42,592)	(36,915)	—	—
Net transfers into Level 3	—	22,475	14,128	—	—
Balance at June 30, 2023	$114,155	$29,406	$61,123	$200,692	$3,487
(1)Changes in the balance of mortgage loans held-for-sale, MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2024:

	June 30, 2024				Three Months Ended June 30, 2024 Fair Value Losses Recognized, net	Six Months Ended June 30, 2024 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$118,286	$—	$—	$118,286	$25,113	$41,839
Other real estate owned (1)	19,731	—	—	19,731	—	207
Total	$138,017	$—	$—	$138,017	$25,113	$42,046
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (7) “Allowance for Credit Losses” in Item 1 of this report. At June 30, 2024, the Company had $118.3 million of individually assessed loans classified as Level 3. All of the $118.3 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At June 30, 2024, the Company had $19.7 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2024 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$95,792	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	40,545	Discounted cash flows	Discount rate	6.83%	6.83%	Decrease
			Credit discount	0% - 13%	0.36%	Decrease
Loans held-for-investment	45,721	Discounted cash flows	Discount rate	6.75% - 6.83%	6.83%	Decrease
			Credit discount	0% - 17%	1.10%	Decrease
			Constant prepayment rate (CPR) - current loans	7.86%	7.86%	Decrease
			Average life - delinquent loans (in years)	1.2 years - 10.6 years	5.9 years	Decrease
MSRs	204,610	Discounted cash flows	Discount rate	1% - 36%	10.98%	Decrease
			Constant prepayment rate (CPR)	0% - 90%	7.86%	Decrease
			Cost of servicing	$70 - $200	$77	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$361	Decrease
Derivatives	4,795	Discounted cash flows	Pull-through rate	4% - 100%	81.17%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	118,286	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	19,731	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2024		At December 31, 2023		At June 30, 2023
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$415,524	$415,524	$423,464	$423,464	$513,917	$513,917
Interest-bearing deposits with banks	2,824,314	2,824,314	2,084,323	2,084,323	2,163,708	2,163,708
Available-for-sale securities	4,329,957	4,329,957	3,502,915	3,502,915	3,492,481	3,492,481
Held-to-maturity securities	3,755,924	3,060,467	3,856,916	3,215,468	3,564,473	2,887,891
Trading account securities	4,134	4,134	4,707	4,707	3,027	3,027
Equity securities with readily determinable fair value	112,173	112,173	139,268	139,268	116,275	116,275
FHLB and FRB stock, at cost	256,495	256,495	205,003	205,003	195,117	195,117
Brokerage customer receivables	13,682	13,682	10,592	10,592	15,722	15,722
Mortgage loans held-for-sale, at fair value	411,851	411,851	292,722	292,722	338,728	338,728
Loans held-for-investment, at fair value	135,834	135,834	155,261	155,261	193,953	193,953
Loans held-for-investment, at amortized cost	44,539,697	43,461,319	41,976,570	41,090,010	40,829,455	40,142,976
Nonqualified deferred compensation assets	16,041	16,041	15,238	15,238	14,796	14,796
Derivative assets	243,860	243,860	275,726	275,726	294,748	294,748
Accrued interest receivable and other	505,504	505,504	477,832	477,832	434,553	434,553
Total financial assets	$57,564,990	$55,791,155	$53,420,537	$51,892,529	$52,170,953	$50,807,892
Financial Liabilities
Non-maturity deposits	$38,778,256	$38,778,256	$38,772,098	$38,772,098	$37,682,437	$37,682,437
Time certificates of deposit	9,270,770	9,248,374	6,625,072	6,603,746	6,356,270	6,300,161
FHLB advances	3,176,309	3,195,138	2,326,071	2,367,107	2,026,071	2,072,317
Other borrowings	606,579	605,305	645,813	643,755	665,219	662,156
Subordinated notes	298,113	273,666	437,866	413,501	437,628	405,762
Junior subordinated debentures	253,566	253,571	253,566	253,579	253,566	253,562
Derivative liabilities	317,659	317,659	267,255	267,255	391,172	391,172
Accrued interest payable	66,373	66,373	51,116	51,116	45,359	45,359
Total financial liabilities	$52,767,625	$52,738,342	$49,378,857	$49,372,157	$47,857,722	$47,812,926

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

(16) Stock-Based Compensation Plans

As of June 30, 2024, approximately 662,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2023 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $9.0 million in the second quarter of 2024 and $8.1 million in the second quarter of 2023, and $18.1 million and $16.4 million in the six months ended June 30, 2024 and 2023, respectively.

A summary of the Plans’ stock option activity for the six months ended June 30, 2024 and June 30, 2023 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2024	13,100	$42.76
Granted	—	—
Exercised	(775)	32.26
Forfeited or canceled	—	—
Outstanding at June 30, 2024	12,325	$43.42	4.0	$680
Exercisable at June 30, 2024	12,325	$43.42	4.0	$680

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2023	68,093	$41.14
Granted	—	—
Exercised	(54,218)	40.87
Forfeited or canceled	—	—
Outstanding at June 30, 2023	13,875	$42.18	4.5	$422
Exercisable at June 30, 2023	13,875	$42.18	4.5	$422
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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and June 30, 2023, was approximately $50,000 and $2.5 million, respectively. Cash received from option exercises under the Plans for the six months ended June 30, 2024 and June 30, 2023 was approximately $25,000 and $2.2 million, respectively.

A summary of the Plans’ restricted share activity for the six months ended June 30, 2024 and June 30, 2023 is presented below:

	Six months ended June 30, 2024		Six months ended June 30, 2023
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	746,123	$79.60	610,155	$73.21
Granted	389,198	99.50	260,173	88.29
Vested and issued	(228,719)	69.54	(103,161)	64.08
Forfeited or canceled	(7,893)	91.47	(7,638)	82.82
Outstanding at June 30	898,709	$90.68	759,529	$79.52
Vested, but deferred, at June 30	99,844	$53.98	98,247	$53.35

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2024 and June 30, 2023 is presented below:

	Six months ended June 30, 2024		Six months ended June 30, 2023
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	553,026	$79.69	545,379	$70.30
Granted	96,952	58.78	186,313	92.45
Added by performance factor at vesting	111,304	100.44	23,161	63.64
Vested and issued	(295,644)	58.69	(178,203)	63.64
Forfeited or canceled	(3,154)	95.94	(7,909)	82.73
Outstanding at June 30	462,484	$93.61	568,741	$79.20
Vested, but deferred, at June 30	21,593	$43.95	36,438	$44.99

(17) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2024	$(408,002)	$(28,329)	$(48,817)	$(485,148)
Other comprehensive loss during the period, net of tax, before reclassifications	(15,275)	(23,070)	(2,905)	(41,250)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(885)	15,095	—	14,210
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(10)	—	—	(10)
Net other comprehensive (loss) during the period, net of tax	$(16,170)	$(7,975)	$(2,905)	$(27,050)
Balance at June 30, 2024	$(424,172)	$(36,304)	$(51,722)	$(512,198)

Balance at January 1, 2024	$(350,697)	$32,049	$(42,583)	$(361,231)
Other comprehensive loss during the period, net of tax, before reclassifications	(72,562)	(98,024)	(9,139)	(179,725)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(866)	29,671	—	28,805
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(47)	—	—	(47)
Net other comprehensive loss during the period, net of tax	$(73,475)	$(68,353)	$(9,139)	$(150,967)
Balance at June 30, 2024	$(424,172)	$(36,304)	$(51,722)	$(512,198)

Balance at April 1, 2023	$(351,995)	$32,809	$(48,250)	$(367,436)
Other comprehensive income during the period, net of tax, before reclassifications	(33,909)	(88,533)	5,344	(117,098)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(1)	10,465	—	10,464
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(20)	—	—	(20)
Net other comprehensive income during the period, net of tax	$(33,930)	$(78,068)	$5,344	$(106,654)
Balance at June 30, 2023	$(385,925)	$(45,259)	$(42,906)	$(474,090)

Balance at January 1, 2023	$(386,057)	$7,381	$(48,960)	$(427,636)
Other comprehensive loss during the period, net of tax, before reclassifications	594	(65,854)	6,054	(59,206)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(410)	13,214	—	12,804
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(52)	—	—	(52)
Net other comprehensive loss during the period, net of tax	$132	$(52,640)	$6,054	$(46,454)
Balance at June 30, 2023	$(385,925)	$(45,259)	$(42,906)	$(474,090)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2024	2023	2024	2023
Accumulated unrealized gains on securities
Gains included in net income	$1,204	$2	$1,178	$562	(Losses) gains on investment securities, net
	1,204	2	1,178	562	Income before taxes
Tax effect	(319)	(1)	(312)	(152)	Income tax expense
Net of tax	$885	$1	$866	$410	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest income on loans	$23,849	$18,661	$48,324	$27,733	Interest on Loans
Amount reclassified to interest expense on deposits	$(3,325)	$(4,657)	$(7,982)	$(10,245)	Interest on deposits
Amount reclassified to interest expense on other borrowings	—	263	—	526	Interest on other borrowings
	(20,524)	(14,267)	(40,342)	(18,014)	Income before taxes
Tax effect	5,429	3,802	10,671	4,800	Income tax expense
Net of tax	$(15,095)	$(10,465)	$(29,671)	$(13,214)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income		$152,388	$154,750	$339,682	$334,948
Less: Preferred stock dividends		6,991	6,991	13,982	13,982
Net income applicable to common shares	(A)	$145,397	$147,759	$325,700	$320,966

Weighted average common shares outstanding	(B)	61,839	61,192	61,660	61,072
Effect of dilutive potential common shares
Common stock equivalents		926	902	901	933
Weighted average common shares and effect of dilutive potential common shares	(C)	62,765	62,094	62,561	62,005
Net income per common share:
Basic	(A/B)	$2.35	$2.41	$5.28	$5.26
Diluted	(A/C)	$2.32	$2.38	$5.21	$5.18

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

At the January 2024 meeting of the board of directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.45 per share ($1.80 on an annualized basis) was declared. It was paid on February 22, 2024 to shareholders of record as of February 8, 2024. At the April 2024 meeting of the Board of Directors, a quarterly cash dividend of $0.45 per share ($1.80 on an annualized basis) was declared. It was paid on May 23, 2024 to shareholders of record as of May 9, 2024.

(18) Subsequent Events

On August 1, 2024, the Company completed its previously announced acquisition of Macatawa Bank Corporation (“Macatawa”), the parent company of Macatawa Bank. In conjunction with the completed acquisition, the Company issued approximately 4.7 million shares of common stock. Macatawa operates 26 full-service branches located throughout communities in Kent, Ottawa and northern Allegan counties in the state of Michigan. Macatawa offers a full range of banking, retail and commercial lending, wealth management and ecommerce services to individuals, businesses and governmental entities. As of June 30, 2024, Macatawa had approximately $2.7 billion in assets, $2.3 billion in deposits and $1.3 billion in loans.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of June 30, 2024 compared with December 31, 2023 and June 30, 2023, and the results of operations for the three and six month periods ended June 30, 2024 and June 30, 2023, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Introduction

Wintrust is a financial holding company that provides traditional community banking services and offers a full array of wealth management services, primarily to customers in the Chicago metropolitan area, southern Wisconsin and northwest Indiana, and operates other financing businesses on a national basis and in Canada through several non-bank business units.

Overview

Second Quarter Highlights

The Company recorded net income of $152.4 million for the second quarter of 2024 compared to $154.8 million in the second quarter of 2023. The results for the second quarter of 2024 demonstrate increased net interest income primarily due to substantial growth in earning assets as well as the Company’s ability to navigate industry disruptions during the period due to the Company’s strong deposit franchise and balanced business model. This was partially offset by increased provision for credit losses due to loan growth across a majority of segments coupled with losses experienced in the Commercial, Commercial Real Estate and Premium Finance Receivables portfolios. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income totaled $125.3 million for the second quarter of 2024 compared to $48.1 million for the second quarter of 2023.

The Company increased its loan portfolio from $41.0 billion at June 30, 2023 and $42.1 billion at December 31, 2023 to $44.7 billion at June 30, 2024. The increase in the current period compared to the prior periods was primarily a result of organic growth in several portfolios, including the commercial, commercial real estate, residential real estate loans held for investment portfolios, and property and casualty insurance premium finance receivable portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (6) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $470.6 million in the second quarter of 2024 compared to $447.5 million in the second quarter of 2023. This increase in net interest income recorded in the second quarter of 2024 compared to the second quarter of 2023 resulted primarily from growth in earning assets, specifically a $3.7 billion increase in average loans. Net interest margin was 3.50% (3.52% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2024 compared to 3.64% (3.66% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2023. The decrease is primarily due to higher rates on interest-bearing liabilities, most notably interest-bearing deposits (see “Net Interest Income” for further detail).

Non-interest income totaled $121.1 million in the second quarter of 2024 compared to $113.0 million in the second quarter of 2023. The increase is primarily due to $4.6 million of gains recognized on the sale of premium finance receivables in the second quarter of 2024 and an increase in service charges on deposits of $1.9 million partially off set by decreased mortgage banking revenue of $857,000 in the second quarter of 2024 compared to the second quarter of 2023 (see “Non-Interest Income” for further detail).

Non-interest expense totaled $340.4 million in the second quarter of 2024, an increase of $19.7 million, or 6%, compared to the second quarter of 2023. This increase compared to the second quarter of 2023 was primarily attributable to increased salaries and employee benefits of $13.6 million and increased software and equipment expenses of $3.0 million. (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the second quarter of 2024, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. See “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and six months ended June 30, 2024, as compared to the same period last year, are shown below:

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2024	June 30, 2023	Percentage (%) or Basis Point (bp) Change
Net income	$152,388	$154,750	(2)%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	251,404	239,944	5
Net income per common share—Diluted	2.32	2.38	(3)
Net revenue (2)	591,757	560,567	6
Net interest income	470,610	447,537	5
Net interest margin	3.50%	3.64%	(14)	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.52	3.66	(14)
Net overhead ratio (3)	1.53	1.58	(5)
Return on average assets	1.07	1.18	(11)
Return on average common equity	11.61	12.79	(118)
Return on average tangible common equity (non-GAAP) (1)	13.49	15.12	(163)

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2024	June 30, 2023	Percentage (%) or Basis Point (bp) Change
Net income	$339,682	$334,948	1%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	523,033	506,539	3
Net income per common share—Diluted	5.21	5.18	1
Net revenue (2)	1,196,531	1,126,331	6
Net interest income	934,804	905,532	3
Net interest margin	3.53%	3.72%	(19)	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.56	3.74	(18)
Net overhead ratio (3)	1.46	1.54	(8)
Return on average assets	1.21	1.29	(8)
Return on average common equity	13.01	14.20	(119)
Return on average tangible common equity (non-GAAP) (1)	15.12	16.79	(167)
At end of period
Total assets	$59,781,516	$54,286,176	10%
Total loans, excluding loans held-for-sale	44,675,531	41,023,408	9
Total loans, including loans held-for-sale	45,087,382	41,362,136	9
Total deposits	48,049,026	44,038,707	9
Total shareholders’ equity	5,536,628	5,041,912	10
Book value per common share (1)	$82.97	$75.65	10
Tangible common book value per share (1)	72.01	64.50	12
Market price per common share	98.56	72.62	36
Allowance for loan and unfunded lending-related commitment losses to total loans	0.98%	0.94%	4	bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2024	2024	2023	2024	2023
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$849,979	$805,513	$697,176	$1,655,492	$1,336,866
Taxable-equivalent adjustment:
- Loans	2,305	2,246	1,882	4,551	3,754
- Liquidity management assets	567	550	551	1,117	1,102
- Other earning assets	3	5	1	8	5
(B) Interest Income (non-GAAP)	$852,854	$808,314	$699,610	$1,661,168	$1,341,727
(C) Interest Expense (GAAP)	379,369	341,319	249,639	720,688	431,334
(D) Net Interest Income (GAAP) (A minus C)	$470,610	$464,194	$447,537	$934,804	$905,532
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	$473,485	$466,995	$449,971	$940,480	$910,393
Net interest margin (GAAP)	3.50%	3.57%	3.64%	3.53%	3.72%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.52	3.59	3.66	3.56	3.74
(F) Non-interest income	$121,147	$140,580	$113,030	$261,727	$220,799
(G) (Losses) gains on investment securities, net	(4,282)	1,326	0	(2,956)	1,398
(H) Non-interest expense	340,353	333,145	320,623	673,498	619,792
Efficiency ratio (H/(D+F-G))	57.10%	55.21%	57.20%	56.15%	55.10%
Efficiency ratio (non-GAAP) (H/(E+F-G))	56.83	54.95	56.95	55.88	54.86

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$5,536,628	$5,436,400	$5,041,912
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(676,562)	(677,911)	(682,327)
(I) Total tangible common shareholders’ equity (non-GAAP)	$4,447,566	$4,345,989	$3,947,085
(J) Total assets (GAAP)	$59,781,516	$57,576,933	$54,286,176
Less: Acquisition-related intangible assets (GAAP)	(676,562)	(677,911)	(682,327)
(K) Total tangible assets (non-GAAP)	$59,104,954	$56,899,022	$53,603,849
Common equity to assets ratio (GAAP) (L/J)	8.6%	8.7%	8.5%
Tangible common equity ratio (non-GAAP) (I/K)	7.5	7.6	7.4

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$5,536,628	$5,436,400	$5,041,912
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$5,124,128	$5,023,900	$4,629,412
(M) Actual common shares outstanding	61,760	61,737	61,198
Book value per common share (L/M)	$82.97	$81.38	$75.65
Tangible book value per common share (non-GAAP) (I/M)	72.01	70.40	64.50

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$145,397	$180,303	$147,759	$325,700	$320,966
Add: Acquisition-related intangible asset amortization	1,122	1,158	1,499	2,280	2,734
Less: Tax effect of acquisition-related intangible asset amortization	(311)	(291)	(402)	(602)	(722)
After-tax acquisition-related intangible asset amortization	$811	$867	$1,097	$1,678	$2,012
(O) Tangible net income applicable to common shares (non-GAAP)	$146,208	$181,170	$148,856	$327,378	$322,978
Total average shareholders’equity	$5,450,173	$5,440,457	$5,044,718	$5,445,315	$4,970,407
Less: Average preferred stock	(412,500)	(412,500)	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders’ equity	$5,037,673	$5,027,957	$4,632,218	$5,032,815	$4,557,907
Less: Average acquisition-related intangible assets	(677,207)	(678,731)	(682,561)	(677,969)	(678,924)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$4,360,466	$4,349,226	$3,949,657	$4,354,846	$3,878,983
Return on average common equity, annualized (N/P)	11.61%	14.42%	12.79%	13.01%	14.20%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	13.49	16.75	15.12	15.12	16.79

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$211,343	$249,956	$211,430	$461,299	$454,980
Add: Provision for credit losses	40,061	21,673	28,514	61,734	51,559
Pre-tax income, excluding provision for credit losses (non-GAAP)	$251,404	$271,629	$239,944	$523,033	$506,539

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2023 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At June 30, 2024, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Board of Directors.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At June 30, 2024, the loan and held-to-maturity debt securities portfolios represent 81% of the total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

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

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at June 30, 2024:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 10%-15%
Commercial Real Estate:
Construction	Decreases estimate by 15%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 4%-5%	Increases estimate by 4%-5%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at June 30, 2024:

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

Net Income

Net income for the quarter ended June 30, 2024 totaled $152.4 million, a decrease of $2.4 million, or 2%, compared to the quarter ended June 30, 2023. On a per share basis, net income for the second quarter of 2024 totaled $2.32 per diluted common share compared to $2.38 for the second quarter of 2023.

The decrease in net income for the second quarter of 2024 as compared to the same period in the prior year is primarily attributable to increased non-interest expense, partially offset by increased net interest income and non-interest income. See “Net Interest Income”, “Non-interest Income”, “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended June 30, 2024 compared to the Quarters Ended March 31, 2024 and June 30, 2023

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the second quarter of 2024 as compared to the first quarter of 2024 (sequential quarters) and second quarter of 2023 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023	Jun 30, 2024	Mar 31, 2024	Jun 30, 2023
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$1,485,481	$1,254,332	$1,454,057	$19,748	$16,677	$16,882	5.35%	5.35%	4.66%
Investment securities(2)	8,203,764	8,349,796	7,252,582	70,346	70,228	51,795	3.45	3.38	2.86
FHLB and FRB stock	253,614	230,648	223,813	4,974	4,478	3,544	7.89	7.81	6.35
Liquidity management assets(3)(8)	$9,942,859	$9,834,776	$8,930,452	$95,068	$91,383	$72,221	3.85%	3.74%	3.24%
Other earning assets(3)(4)(8)	15,257	15,081	17,401	235	198	272	6.23	5.25	6.27
Mortgage loans held-for-sale	347,236	290,275	307,683	5,434	4,146	4,178	6.29	5.74	5.45
Loans, net of unearned income(3)(5)(8)	43,819,354	42,129,893	40,106,393	752,117	712,587	622,939	6.90	6.80	6.23
Total earning assets(8)	$54,124,706	$52,270,025	$49,361,929	$852,854	$808,314	$699,610	6.34%	6.22%	5.68%
Allowance for loan and investment security losses	(360,504)	(361,734)	(302,627)
Cash and due from banks	434,916	450,267	481,510
Other assets	3,294,066	3,244,137	3,061,141
Total assets	$57,493,184	$55,602,695	$52,601,953

NOW and interest-bearing demand deposits	$4,985,306	$5,680,265	$5,540,597	$32,719	$34,896	$29,178	2.64%	2.47%	2.11%
Wealth management deposits	1,531,865	1,510,203	1,545,626	10,294	10,461	9,097	2.70	2.79	2.36
Money market accounts	15,272,126	14,474,492	13,735,924	155,100	137,984	106,630	4.08	3.83	3.11
Savings accounts	5,878,844	5,792,118	5,206,609	41,063	39,071	25,603	2.81	2.71	1.97
Time deposits	8,546,172	7,148,456	5,603,024	96,527	77,120	42,987	4.54	4.34	3.08
Interest-bearing deposits	$36,214,313	$34,605,534	$31,631,780	$335,703	$299,532	$213,495	3.73%	3.48%	2.71%
Federal Home Loan Bank advances	3,096,920	2,728,849	2,227,106	24,797	22,048	17,399	3.22	3.25	3.13
Other borrowings	587,262	627,711	625,757	8,700	9,248	8,485	5.96	5.92	5.44
Subordinated notes	410,331	437,893	437,545	5,185	5,487	5,523	5.08	5.04	5.06
Junior subordinated debentures	253,566	253,566	253,566	4,984	5,004	4,737	7.91	7.94	7.49
Total interest-bearing liabilities	$40,562,392	$38,653,553	$35,175,754	$379,369	$341,319	$249,639	3.76%	3.55%	2.85%
Non-interest-bearing deposits	9,879,134	9,972,646	10,908,022
Other liabilities	1,601,485	1,536,039	1,473,459
Equity	5,450,173	5,440,457	5,044,718
Total liabilities and shareholders’ equity	$57,493,184	$55,602,695	$52,601,953
Interest rate spread(6)(8)							2.58%	2.67%	2.83%
Less: Fully taxable-equivalent adjustment				(2,875)	(2,801)	(2,434)	(0.02)	(0.02)	(0.02)
Net free funds/contribution(7)	$13,562,314	$13,616,472	$14,186,175				0.94	0.92	0.83
Net interest income/margin (GAAP)(8)				$470,610	$464,194	$447,537	3.50%	3.57%	3.64%
Fully taxable-equivalent adjustment				2,875	2,801	2,434	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$473,485	$466,995	$449,971	3.52%	3.59%	3.66%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended June 30, 2024, March 31, 2024 and June 30, 2023 were $2.9 million, $2.8 million and $2.4 million, respectively.
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

For the second quarter of 2024, net interest income totaled $470.6 million, an increase of $6.4 million as compared to the first quarter of 2024, and an increase of $23.1 million as compared to the second quarter of 2023. Net interest margin was 3.50% (3.52% on a FTE basis, non-GAAP) during the second quarter of 2024 compared to 3.57% (3.59% on a FTE basis, non-GAAP) during the first quarter of 2024, and 3.64% (3.66% on a FTE basis, non-GAAP) during the second quarter of 2023.

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$1,369,906	$1,345,506	$36,425	$30,421	5.35%	4.56%
Investment securities (2)	8,276,780	7,602,707	140,574	112,288	3.42	2.98
FHLB and FRB stock	242,131	228,687	9,452	7,224	7.85	6.37
Liquidity management assets (3)(8)	$9,888,817	$9,176,900	$186,451	$149,933	3.79%	3.29%
Other earning assets (3)(4)(8)	15,169	17,920	433	585	5.74	6.58
Mortgage loans held-for-sale	318,756	289,426	9,580	7,706	6.04	5.37
Loans, net of unearned income (3)(5)(8)	42,974,623	39,602,672	1,464,704	1,183,503	6.85	6.03
Total earning assets (8)	$53,197,365	$49,086,918	$1,661,168	$1,341,727	6.28%	5.51%
Allowance for loan and investment security losses	(361,119)	(292,721)
Cash and due from banks	442,591	484,964
Other assets	3,269,102	3,060,929
Total assets	$56,547,939	$52,340,090

NOW and interest-bearing demand deposits	$5,332,786	$5,406,911	$67,615	$47,949	2.55%	1.79%
Wealth management deposits	1,521,034	1,854,637	20,755	21,355	2.74	2.32
Money market accounts	14,873,309	13,138,018	293,084	174,907	3.96	2.68
Savings accounts	5,835,481	5,019,505	80,134	41,419	2.76	1.66
Time deposits	7,847,314	5,323,882	173,647	72,667	4.45	2.75
Interest-bearing deposits	$35,409,924	$30,742,953	$635,235	$358,297	3.61%	2.35%
Federal Home Loan Bank advances	2,912,884	2,350,309	46,845	36,534	3.23	3.13
Other borrowings	607,487	614,410	17,948	16,338	5.94	5.36
Subordinated notes	424,112	437,484	10,672	11,011	5.06	5.08
Junior subordinated debentures	253,566	253,566	9,988	9,154	7.92	7.28
Total interest-bearing liabilities	$39,607,973	$34,398,722	$720,688	$431,334	3.66%	2.53%
Non-interest-bearing deposits	9,925,890	11,536,336
Other liabilities	1,568,761	1,434,625
Equity	5,445,315	4,970,407
Total liabilities and shareholders’ equity	$56,547,939	$52,340,090
Interest rate spread (6)(8)					2.62%	2.98%
Less: Fully taxable-equivalent adjustment			(5,676)	(4,861)	(0.03)	(0.02)
Net free funds/contribution (7)	$13,589,392	$14,688,196			0.94	0.76
Net interest income/margin (GAAP) (8)			$934,804	$905,532	3.53%	3.72%
Fully taxable-equivalent adjustment			5,676	4,861	0.03	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$940,480	$910,393	3.56%	3.74%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the six months ended June 30, 2024 and June 30, 2023 were $5.7 million and $4.9 million, respectively.
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

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month ended June 30, 2024 to each of the three month periods ended March 31, 2024 and June 30, 2023 and six month periods ended June 30, 2024 and 2023. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2024 Compared to First Quarter of 2024	Second Quarter of 2024 Compared to Second Quarter of 2023	First Six Months of 2024 Compared to First Six Months of 2023
(In thousands)
Net interest income, FTE basis (non-GAAP)(1) for comparative period	$466,995	$449,971	$910,393
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	11,535	27,536	44,321
Change due to interest rate fluctuations (rate)	(5,045)	(4,022)	(19,236)
Change due to number of days in each period	—	—	5,002
Less: FTE adjustment	(2,875)	(2,875)	(5,676)
Net interest income (GAAP)(1) for the period ended June 30, 2024	$470,610	$470,610	$934,804
FTE adjustment	2,875	2,875	5,676
Net interest income, FTE basis (non-GAAP)(1)	$473,485	$473,485	$940,480
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Deposit beta
Deposit betas are calculated as the change in the Company's deposit cost divided by the change in the upper limit of the federal funds target range established by the Federal Open Market Committee. Total cycle-to-date (December 31, 2021 to June 30, 2024) deposit beta was 53% as of June 30, 2024 as compared to 38% as of June 30, 2023. Deposit beta increase was driven by competitive deposit pricing to fund quality loan growth.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2024	June 30, 2023
Brokerage	$5,588	$4,404	$1,184	27%
Trust and asset management	29,825	29,454	371	1
Total wealth management (1)	35,413	33,858	1,555	5
Mortgage banking	29,124	29,981	(857)	(3)
Service charges on deposit accounts	15,546	13,608	1,938	14
(Losses) gains on investment securities, net	(4,282)	0	(4,282)	NM
Fees from covered call options	2,056	2,578	(522)	(20)
Trading gains, net	70	106	(36)	(34)
Operating lease income, net	13,938	12,227	1,711	14
Other:
Interest rate swap fees	3,392	2,711	681	25
BOLI	1,351	1,322	29	2
Administrative services	1,322	1,319	3	0
Foreign currency remeasurement (losses) gains	(145)	543	(688)	NM
Changes in fair value on EBOs and loans held-for-investment	604	(242)	846	NM
Early pay-offs of capital leases	393	201	192	96
Miscellaneous	22,365	14,818	7,547	51
Total Other	29,282	20,672	8,610	42
Total Non-interest Income	$121,147	$113,030	$8,117	7%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.

NM—Not Meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2024	June 30, 2023
Brokerage	$11,144	$8,937	$2,207	25%
Trust and asset management	59,084	54,866	4,218	8
Total wealth management (1)	70,228	63,803	6,425	10
Mortgage banking	56,787	48,245	8,542	18
Service charges on deposit accounts	30,357	26,511	3,846	15
(Losses) gains on investment securities, net	(2,956)	1,398	(4,354)	NM
Fees from covered call options	6,903	12,969	(6,066)	(47)
Trading gains, net	747	919	(172)	(19)
Operating lease income, net	28,048	25,273	2,775	11
Other:
Interest rate swap fees	6,220	5,317	903	17
BOLI	3,002	2,673	329	12
Administrative services	2,539	2,934	(395)	(13)
Foreign currency remeasurement (losses) gains	(1,316)	355	(1,671)	NM
Changes in fair value on EBOs and loans held-for-investment	165	303	(138)	(46)
Early pay-offs of capital leases	823	566	257	45
Miscellaneous	60,180	29,533	30,647	NM
Total Other	71,613	41,681	29,932	72
Total Non-interest Income	$261,727	$220,799	$40,928	19%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
NM—Not Meaningful.
Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased by $1.6 million and $6.4 million in the three and six months ended June 30, 2024 as compared to the same periods of 2023, respectively. For the three months ended June 30, 2024, the increase is primarily due to increased brokerage income as compared to the same period in 2023. On a year-to-date basis, the increased income is primarily due to increased asset management fees as a result of higher assets under management when compared to same period in the prior year.

Mortgage banking revenue decreased slightly for the three months ended June 30, 2024 as compared to the same period in 2023 due to lower net revenue related to MSR activity and valuation adjustments, partially offset by increased production revenue. On a year-to-date basis, mortgage banking revenue increased for the six months ended June 30, 2024 as compared to the same period in 2023 as a result of higher net revenue related to MSR activity and higher production revenue from increased mortgage production. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated for sale totaled $722.2 million in the second quarter of 2024 as compared to $578.0 million in the second quarter of 2023. On a year-to-date basis, mortgage loans originated for sale totaled $1.2 billion for the six months ended June 30, 2024 as compared to $1.0 billion for the six months ended June 30, 2023. The increase in originations from the comparative three and six month periods was driven by growth in both purchase and refinance originations as housing inventories have improved and interest rates pulled back from peak levels reached in 2023. The percentage of origination volume from refinancing activities was 17% and 20% for the three and six months ended June 30, 2024, as compared to 16% and 18%, for the same periods in 2023, respectively.

The Company records MSRs at fair value on a recurring basis. For the three months ended June 30, 2024, the fair value of the MSRs portfolio increased as retained servicing rights led to capitalization of $8.2 million and a favorable fair value adjustment of $877,000 was recorded, partially offset by a reduction in value of $5.5 million due to payoffs, paydowns and repurchases of the existing portfolio. On a year-to-date basis, the fair value of MSRs increased due to a favorable fair value adjustment of $8.5 million as well as retained servicing rights led to capitalization of $13.6 million, partially offset by a reduction in value of $9.9 million due to payoffs, paydowns and repurchases of the existing portfolio. See Note (9) “Mortgage Servicing Rights

(“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.
Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge was an unfavorable $772,000 and $3.3 million for the three and six months ended June 30, 2024, respectively.

Service charges on deposits increased for the three and six months ended June 30, 2024 as compared to the same periods in 2023 primarily as a result of increased account analysis services fees. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

The Company recognized net losses on investment securities for the three and six months ended June 30, 2024 of $4.3 million and $3.0 million, respectively. There were no net losses for the three month period ended June 30, 2023. However, there were $1.4 million of net gains for the six month period ended June 30, 2023. The net losses for the three and six months ended June 30, 2024 were primarily due to losses on the Company’s equity investment securities recorded in the second quarter of 2024. See Note (5) “Investment Securities” to the Consolidated Financial Statements in Item 1 of this report for more information on net gains and losses on investment securities.

Fees from covered call options for the three and six months ended June 30, 2024 decreased $522,000 and $6.1 million, respectively, when compared to the same periods in the prior year, respectively. The decreased income was primarily because the Company sold less options than the prior year for both comparative periods. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at June 30, 2024 and 2023.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees. This category of income increased $7.5 million and $30.6 million for the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively. For the three months ended June 30, 2024, miscellaneous income increased compared to the same period in 2023 primarily due to a $4.6 million gain recognized in the second quarter of 2024 on the sale of premium finance receivables. The increased income on a year-to-date basis was primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Originations:
Retail originations	$544,394	$406,888	$875,898	$663,025
Veterans First originations	177,792	171,158	321,901	287,362
Total originations for sale (A)	$722,186	$578,046	$1,197,799	$950,387
Originations for investment	275,331	184,795	444,577	315,975
Total originations	$997,517	$762,841	$1,642,376	$1,266,362

As percentage of originations for sale:
Retail originations	75%	70%	73%	70%
Veterans First originations	25	30	27	30

Purchases	83%	84%	80%	82%
Refinances	17	16	20	18

Production Margin:
Production revenue (B) (1)	$14,990	$11,846	$28,425	$20,467

Total originations for sale (A)	$722,186	$578,046	$1,197,799	$950,387
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	222,738	196,246	222,738	196,246
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	207,775	184,168	119,624	113,303
Total mortgage production volume (C)	$737,149	$590,124	$1,300,913	$1,033,330
Production margin (B/C)	2.03%	2.01%	2.19%	1.98%

Mortgage Servicing:
Loans serviced for others (D)	$12,211,027	$11,752,223
MSRs, at fair value (E)	204,610	200,692
Percentage of MSRs to loans serviced for others (E/D)	1.68%	1.71%
Servicing income	$10,586	$11,034	$21,084	$23,086

Components of MSR:
MSR - changes in fair value model assumptions	$877	$2,715	$8,472	$(4,238)
Changes in fair value of derivative contract held as an economic hedge, net	(772)	(726)	(3,349)	220
MSR valuation adjustment, net of changes in fair value of derivative contract held as an economic hedge	$105	$1,989	$5,123	$(4,018)
MSR - current period capitalization	8,223	8,720	13,602	13,827
MSR - collection of expected cash flow - paydowns	(1,504)	(1,432)	(2,948)	(3,220)
MSR - collection of expected cash flow - payoffs and repurchases	(4,030)	(3,611)	(6,972)	(5,732)
MSR activity	$2,794	$5,666	$8,805	$857

Summary of Mortgage Banking Revenue:
Production revenue (1)	$14,990	$11,846	$28,425	$20,467
Servicing income	10,586	11,034	21,084	23,086
MSR activity	2,794	5,666	8,805	857
Changes in fair value on EBO loans guaranteed by U.S. government agencies	642	1,508	(1,548)	3,806
Other revenue	112	(73)	21	29
Total mortgage banking revenue	$29,124	$29,981	$56,787	$48,245

Changes in fair value on EBOs and loans held-for-investment	$604	$(242)	$165	$303
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

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2024	June 30, 2023
Salaries and employee benefits:
Salaries	$113,860	$107,671	$6,189	6%
Commissions and incentive compensation	52,151	44,511	7,640	17
Benefits	32,530	32,741	(211)	(1)
Total salaries and employee benefits	198,541	184,923	13,618	7
Software and equipment	29,231	26,205	3,026	12
Operating lease equipment	10,834	9,816	1,018	10
Occupancy, net	19,585	19,176	409	2
Data processing	9,503	9,726	(223)	(2)
Advertising and marketing	17,436	17,794	(358)	(2)
Professional fees	9,967	8,940	1,027	11
Amortization of other acquisition-related intangible assets	1,122	1,499	(377)	(25)
FDIC insurance	10,429	9,008	1,421	16
FDIC insurance - special assessment	—	—	—	NM
OREO expense, net	(259)	118	(377)	NM
Other:
Lending expenses, net of deferred originations costs	5,335	7,890	(2,555)	(32)
Travel and entertainment	5,340	5,401	(61)	(1)
Miscellaneous	23,289	20,127	3,162	16
Total other	33,964	33,418	546	2
Total Non-interest Expense	$340,353	$320,623	$19,730	6%

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2024	June 30, 2023
Salaries and employee benefits:
Salaries	$226,032	$216,025	$10,007	5%
Commissions and incentive compensation	103,152	84,310	18,842	22
Benefits	64,530	61,369	3,161	5
Total salaries and employee benefits	393,714	361,704	32,010	9
Software and equipment	56,962	50,902	6,060	12
Operating lease equipment	21,517	19,649	1,868	10
Occupancy, net	38,671	37,662	1,009	3
Data processing	18,795	19,135	(340)	(2)
Advertising and marketing	30,476	29,740	736	2
Professional fees	19,520	17,103	2,417	14
Amortization of other acquisition-related intangible assets	2,280	2,734	(454)	(17)
FDIC insurance	19,810	17,677	2,133	12
FDIC insurance - special assessment	5,156	—	5,156	NM
OREO expense, net	133	(89)	222	NM
Other:
Lending expenses, net of deferred originations costs	10,413	10,989	(576)	(5)
Travel and entertainment	9,937	9,991	(54)	(1)
Miscellaneous	46,114	42,595	3,519	8
Total other	66,464	63,575	2,889	5
Total Non-interest Expense	$673,498	$619,792	$53,706	9%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:
Salaries and employee benefits expense increased for the three and six months ended June 30, 2024 as compared to the same periods in 2023. The increase was primarily due to elevated commissions from increased mortgage production as well as higher salaries due the Company’s annual merit increase. Additionally, the increase is also due to commissions related to the sale of the Company’s RBA division within its wealth management business in the first quarter of 2024.
Software and equipment expense increased for the three and six months ended June 30, 2024 as compared to the same periods in 2023 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities.
FDIC insurance expense increased for the three and six months ended June 30, 2024 compared to the same periods in 2023. On a year-to-date basis, the increase is primarily due to the Company’s recognition of approximately $5.2 million accrued in the first quarter of 2024 as a result of the FDIC special assessment on uninsured deposits in response to certain bank failures that occurred in 2023 as compared to the six months ended June 30, 2023. For the three months ended June 30, 2024, the increased expense is primarily due to deposit and asset growth as compared to the three months ended June 30, 2023.
Miscellaneous expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs.

Income Taxes

The Company recorded income tax expense of $59.0 million in the second quarter of 2024 compared to $56.7 million in the second quarter of 2023. The effective tax rates were 27.90% in the second quarter of 2024 compared to 26.81% in the second quarter of 2023. During the first six months of 2024, the Company recorded income tax expense of $121.6 million compared to $120.0 million for the first six months of 2023. The effective tax rates were 26.36% for the first six months of 2024 and 26.38% for the first six months of 2023.

The effective tax rates were partially impacted by the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded net excess tax benefits of $4.4 million in the first six months of 2024, compared to net excess tax benefits of $2.8 million in the first six months of 2023 related to share-based compensation, most of which was recorded in the first quarter for each year.

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

The community banking segment’s net interest income for the quarter ended June 30, 2024 totaled $358.8 million as compared to $346.2 million for the same period in 2023, an increase of $12.6 million, or 4%. On a year-to-date basis, net interest income for the segment increased by $6.4 million from $716.1 million for the six months ended June 30, 2023 to $722.5 million for the six months ended June 30, 2024. The increase in the three and six month period was primarily attributable to increased interest and fees on loans. The community banking segment’s non-interest income totaled $71.6 million in the second quarter of 2024, an increase of $3.5 million, or 5%, when compared to the second quarter of 2023 total of $68.1 million. On a year-to-date basis, non-interest income totaled $146.3 million for the six months ended June 30, 2024, an increase of $9.4 million, or 7%, compared to $136.9 million for the six months ended June 30, 2023. The increase in the six month period was primarily the result of increased mortgage banking revenue due to the increase in the fair value of MSRs related to the changes in fair value model assumptions. The community banking segment recorded provision for credit losses of $36.3 million and $56.7 million, respectively, for the three and six months ended June 30, 2023, compared to $26.7 million and $47.8 million, respectively, for the same periods in 2023. The increase in provision for credit losses for the three and six month period was primarily the result of loan growth coupled with losses experienced in the Commercial and Commercial Real Estate portfolios. The community banking segment’s net income for the quarter ended June 30, 2024 totaled $91.2 million, a decrease of $11.3 million as compared to net income in the second quarter of 2023 of $102.5 million. On a year-to-date basis, the net income of the community banking segment for the six months ended June 30, 2024 totaled $211.3 million as compared to $236.7 million for the six months ended June 30, 2023.

The specialty finance segment’s net interest income totaled $95.2 million for the quarter ended June 30, 2024, compared to $85.0 million for the same period in 2023, an increase of $10.2 million, or 12%. On a year-to-date basis, net interest income for the segment increased $22.1 million, or 14% compared to the same period in 2023. The increase for the three and six month period was primarily due to loan growth and increased interest rates on the premium finance receivables portfolios. The specialty finance segment’s non-interest income increased to $32.3 million from $31.7 million for the three months ended June 30, 2024 and 2023, respectively, and stood at $59.6 million and $57.5 million for the six months ended June 30, 2024 and 2023, respectively. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 45%, 35%, 2% and 18%, respectively, of the total revenues of our specialty finance business for the six month period ended June 30, 2024. The net income of the specialty finance segment for the quarter ended June 30, 2024 totaled $53.1 million as compared to $46.4 million for the quarter ended June 30, 2023. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2024 totaled $95.6 million as compared to $83.1 million for the six months ended June 30, 2023.

The wealth management segment reported net interest income of $7.9 million for the second quarter of 2024 compared to $7.4 million in the same quarter of 2023, an increase of $524,000, or 7%. On a year-to-date basis, net interest income totaled $15.7 million for the first six months of 2024, as compared to $16.4 million for the first six months of 2023. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.5 billion and $1.9 billion in the first six months of 2024 and 2023, respectively. This segment recorded non-interest income of $35.6 million for the second quarter of 2024 compared to $33.4 million for the second quarter of 2023. On a year-to-date basis, this segment recorded non-interest income of $94.1 million for the first six months of 2024 as compared to $63.7 million for the first six months of 2023. The increase was primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within the wealth management business. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $8.1 million for the second quarter of 2024 compared to $5.8 million for the second quarter of 2023. On a year-to-date basis, the wealth management segment’s net income totaled $32.8 million and $15.1 million for the six month period ended June 30, 2024 and 2023, respectively.

Financial Condition

Total assets were $59.8 billion at June 30, 2024, representing an increase of $5.5 billion, or 10%, when compared to June 30, 2023 and an increase of approximately $2.2 billion, or 15% on an annualized basis, when compared to March 31, 2024. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $52.4 billion at June 30, 2024, $50.4 billion at March 31, 2024, and $47.4 billion at June 30, 2023. See Notes (5), (6), (10), (11) and (12) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2024		March 31, 2024		June 30, 2023
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$347,236	1%	$290,275	1%	$307,683	1%
Loans, net of unearned income
Commercial	$13,729,524	25%	$12,903,752	25%	$12,616,682	26%
Commercial real estate	11,810,525	22	11,507,050	22	10,438,593	21
Home equity	348,306	1	343,861	1	338,388	1
Residential real estate	2,893,829	5	2,730,938	5	2,453,384	5
Premium finance receivables	14,956,258	28	14,564,075	28	14,181,414	29
Other loans	80,912	0	80,217	0	77,932	0
Total average loans (1)	$43,819,354	81%	$42,129,893	81%	$40,106,393	82%
Liquidity management assets (2)	9,942,859	18	9,834,776	18	8,930,452	17
Other earning assets (3)	15,257	0	15,081	0	17,401	0
Total average earning assets	$54,124,706	100%	$52,270,025	100%	$49,361,929	100%
Total average assets	$57,493,184		$55,602,695		$52,601,953
Total average earning assets to total average assets		94%		94%		94%
(1)Total average loans includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Mortgage loans held-for-sale represents such loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The increase in average balance for the second quarter of 2024 as compared to the sequential and prior year periods is primarily due to higher mortgage origination production.

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the second quarter of 2024 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. The aggregate balances of these loan categories comprised 58%, 58% and 57% of the average loan portfolio in the second quarter of 2024, first quarter of 2024 and second quarter of 2023, respectively.

Residential real estate loans averaged $2.9 billion in the second quarter of 2024, and increased $440.4 million, or 18% from the average balance of $2.5 billion in the same period of 2023. Additionally, compared to the quarter ended March 31, 2024, the average balance increased $162.9 million, or 24% on an annualized basis. Growth is due to the Company continuing to allocate a portion of its mortgage production for investment instead of for subsequent sale and servicing in the secondary market.

The increase in the premium finance receivables during the second quarter of 2024 compared to the second quarter of 2023 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables as well as effective marketing and customer servicing. The increase was in spite of a loan sale transaction of approximately $742 million of property and casualty insurance premium finance receivables during the second quarter of 2024. Approximately $5.5 billion of premium finance receivables were originated in the second quarter of 2024 compared to $5.0 billion during the same period of 2023. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 47% and 53%, respectively, of the average total balance of premium finance receivables for the second quarter of 2024, and 43% and 57%, respectively, for the second quarter of 2023.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Six Months Ended
	June 30, 2024		June 30, 2023
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$318,756	1%	$289,426	1%
Loans:
Commercial	$13,316,638	25%	$12,509,664	25%
Commercial real estate	11,658,787	22	10,292,260	21
Home equity	346,083	1	335,806	1
Residential real estate	2,812,384	5	2,395,111	5
Premium finance receivables	14,760,166	28	13,997,512	29
Other loans	80,565	0	72,319	0
Total average loans(1)	$42,974,623	81%	$39,602,672	81%
Liquidity management assets (2)	9,888,817	18	9,176,900	18
Other earning assets (3)	15,169	0	17,920	0
Total average earning assets	$53,197,365	100%	$49,086,918	100%
Total average assets	$56,547,939		$52,340,090
Total average earning assets to total average assets		94%		94%
(1)Total average loans includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at June 30, 2024 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2024	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$477,277	$3,103,539	$1,833,528	$42,066	$5,456,410
Variable rate	8,696,826	1,226	—	—	8,698,052
Total commercial	$9,174,103	$3,104,765	$1,833,528	$42,066	$14,154,462
Commercial real estate
Fixed rate	$528,051	$2,517,267	$352,478	$55,075	$3,452,871
Variable rate	8,480,512	13,745	69	—	8,494,326
Total commercial real estate	$9,008,563	$2,531,012	$352,547	$55,075	$11,947,197
Home equity
Fixed rate	$9,862	$3,413	$—	$24	$13,299
Variable rate	343,014	—	—	—	343,014
Total home equity	$352,876	$3,413	$—	$24	$356,313
Residential real estate
Fixed rate	$20,300	$3,124	$29,630	$1,036,012	$1,089,066
Variable rate	77,249	385,872	1,515,148	—	1,978,269
Total residential real estate	$97,549	$388,996	$1,544,778	$1,036,012	$3,067,335
Premium finance receivables - property & casualty
Fixed rate	$7,015,748	$85,005	$—	$—	$7,100,753
Variable rate	—	—	—	—	—

Total premium finance receivables - property & casualty	$7,015,748	$85,005	$—	$—	$7,100,753
Premium finance receivables - life insurance
Fixed rate	$71,207	$543,433	$4,000	$6,991	$625,631
Variable rate	7,336,484	—	—	—	7,336,484
Total premium finance receivables - life insurance	$7,407,691	$543,433	$4,000	$6,991	$7,962,115
Consumer and other
Fixed rate	$33,887	$5,452	$9	$455	$39,803
Variable rate	47,553	—	—	—	47,553
Total consumer and other	$81,440	$5,452	$9	$455	$87,356
Total per category
Fixed rate	$8,156,332	$6,261,233	$2,219,645	$1,140,623	$17,777,833
Variable rate	24,981,638	400,843	1,515,217	—	26,897,698
Total loans, net of unearned income	$33,137,970	$6,662,076	$3,734,862	$1,140,623	$44,675,531
Variable Rate Loan Pricing by Index:
SOFR tenors					$15,744,528
One- year CMT					6,176,495
Prime					3,474,480
Fed Funds					997,252
Ameribor tenors					241,682
Other U.S. Treasury tenors					124,349
Other					138,912
Total variable rate					$26,897,698
SOFR - Secured Overnight Financing Rate.
CMT - Constant Maturity Treasury Rate.
Ameribor - American Interbank Offered Rate.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of June 30, 2024 and 2023:

	As of June 30, 2024			As of June 30, 2023
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other	$14,154,462	54.2%	$181,991	$12,600,471	54.3%	$143,142
Commercial Real Estate:
Construction and development	$2,260,551	8.7%	$93,154	$1,760,436	7.6%	$86,725
Non-construction	9,686,646	37.1	130,574	8,848,375	38.1	128,971
Total commercial real estate	$11,947,197	45.8%	$223,728	$10,608,811	45.7%	$215,696
Total commercial and commercial real estate	$26,101,659	100.0%	$405,719	$23,209,282	100.0%	$358,838

Commercial real estate - collateral location by state:
Illinois	$7,016,665	58.7%		$6,751,865	63.6%
Wisconsin	869,574	7.3		861,564	8.1
Total primary markets	$7,886,239	66.0%		$7,613,429	71.7%
Florida	395,168	3.3		270,412	2.5
Indiana	391,477	3.3		348,239	3.3
Tennessee	282,113	2.4		133,852	1.3
Michigan	269,745	2.3		152,956	1.4
Texas	263,036	2.2		199,896	1.9
Colorado	258,438	2.2		258,092	2.4
Other	2,200,981	18.3		1,631,935	15.5
Total commercial real estate	$11,947,197	100.0%		$10,608,811	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. Primarily as a result of growth in the Company’s commercial loan portfolio our allowance for credit losses in our commercial loan portfolio increased to $182.0 million as of June 30, 2024 compared to $143.1 million as of June 30, 2023.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 66.0% of our commercial real estate loan portfolio is located in this region as of June 30, 2024. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of June 30, 2024, our allowance for credit losses related to this portfolio was $223.7 million compared to $215.7 million as of June 30, 2023. The increase in the allowance for credit losses is primarily a result of growth in our commercial real estate portfolio as well as a deteriorated forecast in the CREPI macroeconomic variable. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	June 30, 2024					June 30, 2023
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$3,319	$51,700	$55,019	1%	$1,038	$3,277	$48,412	$51,689	1%	$861
Commercial construction	163,287	1,703,414	1,866,701	16	4,549	62,525	1,347,226	1,409,751	13	4,293
Land	6,856	331,975	338,831	3	2,041	10,505	288,491	298,996	3	1,699
Office	267,188	1,318,124	1,585,312	13	1,516	276,027	1,128,395	1,404,422	13	1,329
Industrial	858,781	1,448,674	2,307,455	19	1,748	826,481	1,176,259	2,002,740	19	1,510
Retail	315,027	1,050,726	1,365,753	11	1,219	318,419	985,664	1,304,083	12	1,160
Multi-family	106,762	2,882,178	2,988,940	25	1,275	114,732	2,581,746	2,696,478	25	1,133
Mixed use and other	455,304	983,882	1,439,186	12	1,128	464,225	976,427	1,440,652	14	1,141
Total commercial real estate	$2,176,524	$9,770,673	$11,947,197	100%	$1,545	$2,076,191	$8,532,620	$10,608,811	100%	$1,376

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

Loan Portfolio Aging

As of June 30, 2024, excluding early buy-out loans guaranteed by U.S. government agencies, $59.4 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $139.8 million, or 0.3% of all loans, were 30 to 59 days (or one payment) past due. As of March 31, 2024, excluding early buy-out loans guaranteed by U.S. government agencies, $94.9 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $296.9 million, or 0.7% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2024 that were current with regard to the contractual terms of the loan agreement represent 99.3% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at June 30, 2024 that were current with regards to the contractual terms of the loan agreements comprise 99.3% of total residential real estate loans outstanding. For more information regarding delinquent loans as of June 30, 2024, see Note (7) “Allowance for Credit Losses” in Item 1 of this report.

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2023
Loans past due greater than 90 days and still accruing:
Commercial	$304	$27	$573
Commercial real estate	—	—	—
Home equity	—	—	110
Residential real estate	—	—	—
Premium finance receivables—property and casualty	22,427	25,877	12,785
Premium finance receivables—life insurance	—	—	1,667
Consumer and other	121	47	28
Total loans past due greater than 90 days and still accruing	22,852	25,951	15,163
Nonaccrual loans:
Commercial	51,087	31,740	40,460
Commercial real estate	48,289	39,262	18,483
Home equity	1,100	838	1,361
Residential real estate	18,198	17,901	13,652
Premium finance receivables—property and casualty	32,722	32,648	19,583
Premium finance receivables—life insurance	—	—	6
Consumer and other	3	19	4
Total nonaccrual loans	151,399	122,408	93,549
Total non-performing loans:
Commercial	51,391	31,767	41,033
Commercial real estate	48,289	39,262	18,483
Home equity	1,100	838	1,471
Residential real estate	18,198	17,901	13,652
Premium finance receivables—property and casualty	55,149	58,525	32,368
Premium finance receivables—life insurance	—	—	1,673
Consumer and other	124	66	32
Total non-performing loans	$174,251	$148,359	$108,712
Other real estate owned	19,731	14,538	11,586
Total non-performing assets	193,982	$162,897	$120,298
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.36%	0.24%	0.33%
Commercial real estate	0.40	0.34	0.17
Home equity	0.31	0.25	0.44
Residential real estate	0.59	0.62	0.52
Premium finance receivables—property and casualty	0.78	0.84	0.48
Premium finance receivables—life insurance	—	—	0.02
Consumer and other	0.14	0.13	0.10
Total non-performing loans	0.39%	0.34%	0.26%
Total non-performing assets, as a percentage of total assets	0.32%	0.28%	0.22%
Total nonaccrual loans as a percentage of total loans	0.34%	0.28%	0.23%
Allowance for credit losses as a percentage of nonaccrual loans	288.69%	348.98%	414.09%
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

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2024	2023	2024	2023
Balance at beginning of period	$148,359	$100,690	$139,030	$100,697
Additions from becoming non-performing in the respective period	54,376	21,246	77,518	45,701
Return to performing status	(912)	(360)	(1,402)	(840)
Payments received	(9,611)	(12,314)	(17,947)	(17,575)
Transfer to OREO and other repossessed assets	(6,945)	(2,958)	(8,326)	(2,958)
Charge-offs	(7,673)	(2,696)	(22,483)	(3,855)
Net change for premium finance receivables	(3,343)	5,104	7,861	(12,458)
Balance at end of period	$174,251	$108,712	$174,251	$108,712

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

Management determined that the allowance for credit losses was appropriate at June 30, 2024, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Allowance for credit losses at beginning of period	$427,175	$375,798	$427,265	$357,448
Cumulative effect adjustment from the adoption of ASU 2022-02	—	—	—	741
Provision for credit losses	39,899	28,571	61,590	51,641
Other adjustments	(19)	41	(50)	45
Charge-offs:
Commercial	9,584	5,629	20,799	8,172
Commercial real estate	15,526	8,124	20,995	8,129
Home equity	—	—	74	—
Residential real estate	23	—	61	—
Premium finance receivables - property & casualty	9,486	4,519	16,424	9,148
Premium finance receivables - life insurance	—	134	—	155
Consumer and other	137	110	244	263
Total charge-offs	34,756	18,516	58,597	25,867
Recoveries:
Commercial	950	505	1,429	897
Commercial real estate	90	25	121	125
Home equity	35	37	64	72
Residential real estate	8	6	10	10
Premium finance receivables - property & casualty	3,658	890	5,177	2,204
Premium finance receivables - life insurance	5	—	13	9
Consumer and other	24	23	47	55
Total recoveries	4,770	1,486	6,861	3,372
Net charge-offs	(29,986)	(17,030)	(51,736)	(22,495)
Allowance for credit losses at period end	$437,069	$387,380	$437,069	$387,380
Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.25%	0.16%	0.29%	0.12%
Commercial real estate	0.53	0.31	0.36	0.16
Home equity	(0.04)	(0.04)	0.01	(0.04)
Residential real estate	0.00	(0.00)	0.00	(0.00)
Premium finance receivables - property & casualty	0.33	0.24	0.33	0.24
Premium finance receivables - life insurance	(0.00)	0.01	0.00	0.00
Consumer and other	0.56	0.45	0.49	0.58
Total loans, net of unearned income	0.28%	0.17%	0.24%	0.11%
Loans at period-end	$44,675,531	$41,023,408
Allowance for loan losses as a percentage of loans at period end	0.81%	0.74%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.98	0.94
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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at beginning of period	$14,538	$9,361	$13,309	$9,900
Disposal/resolved	(1,752)	(733)	(1,752)	(1,168)
Transfers in at fair value, less costs to sell	6,945	2,958	8,381	2,958
Fair value adjustments	—	—	(207)	(104)
Balance at end of period	$19,731	$11,586	$19,731	$11,586

	Period End
(In thousands)	June 30, 2024	March 31, 2024	June 30, 2023
Residential real estate	$161	$1,146	$318
Commercial real estate	19,570	13,392	11,268
Total	$19,731	$14,538	$11,586

Deposits

Total deposits at June 30, 2024 were $48.0 billion, an increase of $4.0 billion, or 9%, compared to total deposits at June 30, 2023. See Note (10) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2024:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2024 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit
1-3 months	$2,680,761	4.75%
4-6 months	2,863,328	4.74
7-9 months	2,309,917	4.36
10-12 months	1,073,537	4.25
13-18 months	215,181	3.50
19-24 months	67,172	2.52
24+ months	60,874	1.90
Total	$9,270,770	4.53%

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2024		March 31, 2024		June 30, 2023
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$9,879,134	21%	$9,972,646	22%	$10,908,022	26%
NOW and interest-bearing demand deposits	4,985,306	11	5,680,265	13	5,540,597	13
Wealth management deposits	1,531,865	3	1,510,203	3	1,545,626	4
Money market	15,272,126	33	14,474,492	33	13,735,924	32
Savings	5,878,844	13	5,792,118	13	5,206,609	12
Time certificates of deposit	8,546,172	19	7,148,456	16	5,603,024	13
Total average deposits	$46,093,447	100%	$44,578,180	100%	$42,539,802	100%

Total average deposits for the second quarter of 2024 were $46.1 billion, an increase of $3.6 billion, or 8%, from the second quarter of 2023. Total deposits increased in the second quarter as the Company increased marketing efforts to retain and attract deposits to support continued loan growth. Additionally, the diversity of our deposit base showed its resilience in a volatile market. The Company has experienced a change in the mix of deposits as non-interest bearing deposits have migrated to interest-bearing products.

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

	June 30,		December 31,
(Dollars in thousands)	2024	2023	2023	2022	2021
Total deposits	$48,049,026	$44,038,707	$45,397,170	$42,902,544	$42,095,585
Brokered deposits	4,938,217	4,086,222	4,216,718	3,174,093	1,591,083
Brokered deposits as a percentage of total deposits	10.3%	9.3%	9.3%	7.4%	3.8%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(In thousands)	2024	2024	2023
FHLB advances	$3,096,920	$2,728,849	$2,227,106
Other borrowings:
Notes payable	163,920	171,049	192,591
Short-term borrowings	799	24,396	20,691
Secured borrowings	364,207	373,403	352,064
Other	58,336	58,863	60,411
Total other borrowings	$587,262	$627,711	$625,757
Subordinated notes	410,331	437,893	437,545
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$4,348,079	$4,048,019	$3,543,974
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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	June 30, 2024	March 31, 2024	June 30, 2023
Tier 1 leverage ratio	9.3%	9.4%	9.3%
Risk-based capital ratios:
Tier 1 capital ratio	10.3	10.3	10.1
Common equity tier 1 capital ratio	9.5	9.5	9.3
Total capital ratio	12.1	12.2	12.0
Other ratio:
Total average equity-to-total average assets(1)	9.5	9.8	9.6
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Tier 1 leverage ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 capital ratio	6.0	8.5	6.0
Common equity tier 1 capital ratio	4.5	7.0	N/A
Total capital ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of June 30, 2024 would exceed such revised well-capitalized standard.

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

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January and April of 2024, the Company declared a quarterly cash dividend of $0.45 per common share. In January, April, July and October of 2023, the Company declared a quarterly cash dividend of $0.40 per common share.

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

In addition to the liquidity management noted above, in the second quarter of 2024, the Company completed a loan sale transaction within our property and casualty insurance premium finance receivables portfolio which demonstrated that our premium finance portfolio is a strong source of additional liquidity if needed and demonstrated the flexibility to continue to manage our balance sheet effectively. Net proceeds to the Company totaled approximately $627.5 million and a gain on the sale was recorded for approximately $4.6 million. We maintain our liquid assets to ensure that we would have the balance sheet strength to serve our clients. As a result, the Company believes that it has sufficient funds and access to funds to effectively meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation -Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2024, March 31, 2024 and June 30, 2023 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
June 30, 2024	1.5%	1.0%	0.6%	(0.0)%
March 31, 2024	1.9	1.4	1.5	1.6%
June 30, 2023	5.7	2.9	(2.9)	(7.9)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
June 30, 2024	1.2%	1.0%	0.9%	1.0%
March 31, 2024	0.8	0.6	1.3	2.0%
June 30, 2023	2.9	1.8	(0.9)	(3.4)%

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

As shown above, the magnitude of potential changes in net interest income in various interest rate scenarios has continued to remain relatively neutral. Given the recent unprecedented rise in interest rates, the Company has made a conscious effort to reposition its exposure to changing interest rates given the uncertainty of the future interest rate environment. To this end, management has executed various derivative instruments including collars and receive fixed swaps to hedge variable rate loan exposures and originated a higher percentage of its loan originations in longer term fixed rate loans. The Company will continue to monitor current and projected interest rates and expects to execute additional derivatives to mitigate potential fluctuations in net interest margin in future periods.

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2024 and June 30, 2023. See Note (14)

“Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the six months ended June 30, 2024 and June 30, 2023.

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

Wintrust Mortgage California PAGA Matter

On May 24, 2022, a former Wintrust Mortgage employee filed a California Private Attorney General Act (“PAGA”) suit, not individually, but as representative of all Wintrust Mortgage’s California hourly employees, against Wintrust Mortgage in the Superior Court of San Diego County, California. Plaintiff alleges Wintrust Mortgage failed to provide: (i) accurate sick leave accrual and pay; (ii) overtime wages; (iii) accurately itemized wage statements; (iv) meal breaks and meal premiums; (v) timely payment of earned wages; (vi) payment of all earned wages; and (vii) payment of all vested vacation hours. Wintrust Mortgage disputes the validity of Plaintiff’s claims and believes, to the extent there were defects in complying with California law governing the payment of compensation to Plaintiff, such errors would have been de minimis. Plaintiff also has an arbitration agreement with a collective and class action waiver and on January 19, 2023, Wintrust Mortgage moved to compel arbitration. The court stayed litigation pending mediation, which was held on May 13, 2024. The parties agreed to settle the dispute for an immaterial amount. A hearing for court approval of the settlement has been set for October 4, 2024.

Wintrust Mortgage Fair Lending Matter

On May 25, 2022, a Wintrust Mortgage customer filed a putative class action and asserted individual claims against Wintrust Mortgage and Wintrust Financial Corporation in the District Court for the Northern District of Illinois. Plaintiff alleges that Wintrust Mortgage discriminated against black/African American borrowers and brings class claims under the Equal Credit Opportunity Act, Sections 1981 and 1982 under Chapter 42 of the United States Code; and the Fair Housing Act of 1968. Plaintiff also asserts individual claims under theories of promissory estoppel, fraudulent inducement, and breach of contract. On September 23, 2022, Wintrust filed a motion to dismiss the entire suit and the court granted that motion to dismiss on September 27, 2023 and gave Plaintiff until October 20, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint. Wintrust moved to dismiss the amended complaint on November 21, 2023. Wintrust vigorously disputes these allegations, believing them to be legally and factually meritless, and Wintrust otherwise lacks sufficient information to estimate the amount of any potential liability.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the six months ended June 30, 2024.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits:

(a)Exhibits

2.1
Agreement and Plan of Merger, dated as of April 15, 2024 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2024).

3.1
Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2024).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	August 8, 2024	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	August 8, 2024	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)