Form 10-Q
period 2024-09-30
WINTRUST FINANCIAL CORP
filed 2024-11-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Common Stock — no par value, 66,492,204 shares, as of October 31, 2024

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2024	December 31, 2023	September 30, 2023
Assets
Cash and due from banks	$725,465	$423,404	$418,088
Federal funds sold and securities purchased under resale agreements	5,663	60	60
Interest-bearing deposits with banks	3,648,117	2,084,323	2,448,570
Available-for-sale securities, at fair value	3,912,232	3,502,915	3,611,835
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $479, $347 and $381 at September 30, 2024, December 31, 2023 and September 30, 2023, respectively ($3.1 billion, $3.2 billion and $3.1 billion fair value at September 30, 2024, December 31, 2023 and September 30, 2023, respectively)	3,677,420	3,856,916	3,909,150
Trading account securities	3,472	4,707	1,663
Equity securities with readily determinable fair value	125,310	139,268	134,310
Federal Home Loan Bank and Federal Reserve Bank stock	266,908	205,003	204,040
Brokerage customer receivables	16,662	10,592	14,042
Mortgage loans held-for-sale, at fair value	461,067	292,722	304,808
Loans, net of unearned income	47,067,447	42,131,831	41,446,032
Allowance for loan losses	(360,279)	(344,235)	(315,039)
Net loans	46,707,168	41,787,596	41,130,993
Premises, software and equipment, net	772,002	748,966	747,501
Lease investments, net	270,171	281,280	275,152
Accrued interest receivable and other assets	1,721,090	1,551,899	1,674,681
Trade date securities receivable	551,031	690,722	—
Goodwill	800,780	656,672	656,109
Other acquisition-related intangible assets	123,866	22,889	24,244
Total assets	$63,788,424	$56,259,934	$55,555,246

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$10,739,132	$10,420,401	$10,347,006
Interest-bearing	40,665,834	34,976,769	34,645,680
Total deposits	51,404,966	45,397,170	44,992,686
Federal Home Loan Bank advances	3,171,309	2,326,071	2,326,071
Other borrowings	647,043	645,813	643,999
Subordinated notes	298,188	437,866	437,731
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,613,638	1,799,922	1,885,580
Total liabilities	57,388,710	50,860,408	50,539,633
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at September 30, 2024, December 31, 2023 and September 30, 2023	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at September 30, 2024, December 31, 2023 and September 30, 2023	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2024, December 31, 2023 and September 30, 2023;66,546,351 shares issued at September 30, 2024, 61,268,566 shares issued at December 31, 2023 and 61,243,622 shares issued at September 30, 2023	66,546	61,269	61,244
Surplus	2,470,228	1,943,806	1,933,226
Treasury stock, at cost, 64,808 shares at September 30, 2024, 24,940 shares at December 31, 2023, and 21,564 shares at September 30, 2023	(6,098)	(2,217)	(1,966)
Retained earnings	3,748,715	3,345,399	3,253,332
Accumulated other comprehensive loss	(292,177)	(361,231)	(642,723)
Total shareholders’ equity	6,399,714	5,399,526	5,015,613
Total liabilities and shareholders’ equity	$63,788,424	$56,259,934	$55,555,246
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income
Interest and fees on loans	$794,163	$666,260	$2,254,316	$1,846,009
Mortgage loans held-for-sale	6,233	4,767	15,813	12,473
Interest-bearing deposits with banks	32,608	26,866	68,997	57,216
Federal funds sold and securities purchased under resale agreements	277	1,157	313	1,228
Investment securities	69,592	59,164	209,049	170,350
Trading account securities	11	6	42	26
Federal Home Loan Bank and Federal Reserve Bank stock	5,451	3,896	14,903	11,120
Brokerage customer receivables	269	284	663	844
Total interest income	908,604	762,400	2,564,096	2,099,266
Interest expense
Interest on deposits	362,019	262,783	997,254	621,080
Interest on Federal Home Loan Bank advances	26,254	17,436	73,099	53,970
Interest on other borrowings	9,013	9,384	26,961	25,723
Interest on subordinated notes	3,712	5,491	14,384	16,502
Interest on junior subordinated debentures	5,023	4,948	15,011	14,101
Total interest expense	406,021	300,042	1,126,709	731,376
Net interest income	502,583	462,358	1,437,387	1,367,890
Provision for credit losses	22,334	19,923	84,068	71,482
Net interest income after provision for credit losses	480,249	442,435	1,353,319	1,296,408
Non-interest income
Wealth management	37,224	33,529	107,452	97,332
Mortgage banking	15,974	27,395	72,761	75,640
Service charges on deposit accounts	16,430	14,217	46,787	40,728
Gains (losses) on investment securities, net	3,189	(2,357)	233	(959)
Fees from covered call options	988	4,215	7,891	17,184
Trading (losses) gains, net	(130)	728	617	1,647
Operating lease income, net	15,335	13,863	43,383	39,136
Other	24,137	20,888	95,750	62,569
Total non-interest income	113,147	112,478	374,874	333,277
Non-interest expense
Salaries and employee benefits	211,261	192,338	604,975	554,042
Software and equipment	31,574	25,951	88,536	76,853
Operating lease equipment	10,518	12,020	32,035	31,669
Occupancy, net	19,945	21,304	58,616	58,966
Data processing	9,984	10,773	28,779	29,908
Advertising and marketing	18,239	18,169	48,715	47,909
Professional fees	9,783	8,887	29,303	25,990
Amortization of other acquisition-related intangible assets	4,042	1,408	6,322	4,142
FDIC insurance	10,512	9,748	35,478	27,425
Other real estate owned expense, net	(938)	120	(805)	31
Other	35,767	29,337	102,231	92,912
Total non-interest expense	360,687	330,055	1,034,185	949,847
Income before taxes	232,709	224,858	694,008	679,838
Income tax expense	62,708	60,660	184,325	180,692
Net income	$170,001	$164,198	$509,683	$499,146
Preferred stock dividends	6,991	6,991	20,973	20,973
Net income applicable to common shares	$163,010	$157,207	$488,710	$478,173
Net income per common share—Basic	$2.51	$2.57	$7.79	$7.82
Net income per common share—Diluted	$2.47	$2.53	$7.67	$7.71
Cash dividends declared per common share	$0.45	$0.40	$1.35	$1.20
Weighted average common shares outstanding	64,888	61,213	62,743	61,119
Dilutive potential common shares	1,053	964	934	888
Average common shares and dilutive common shares	65,941	62,177	63,677	62,007
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$170,001	$164,198	$509,683	$499,146
Unrealized gains (losses) on available-for-sale securities
Before tax	168,166	(178,080)	69,510	(177,271)
Tax effect	(43,688)	47,458	(17,594)	47,243
Net of tax	124,478	(130,622)	51,916	(130,028)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	45	158	1,223	720
Tax effect	(6)	(40)	(318)	(192)
Net of tax	39	118	905	528
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	14	31	78	102
Tax effect	(4)	(8)	(21)	(27)
Net of tax	10	23	57	75
Net unrealized gains (losses) on available-for-sale securities	124,429	(130,763)	50,954	(130,631)
Unrealized gains (losses) on derivative instruments
Before tax	124,848	(43,082)	31,914	(114,847)
Tax effect	(32,460)	11,482	(7,879)	30,607
Net unrealized gains (losses) on derivative instruments	92,388	(31,600)	24,035	(84,240)
Foreign currency adjustment
Before tax	3,884	(8,359)	(7,323)	(942)
Tax effect	(680)	2,089	1,388	726
Net foreign currency adjustment	3,204	(6,270)	(5,935)	(216)
Total other comprehensive income (loss)	220,021	(168,633)	69,054	(215,087)
Comprehensive income (loss)	$390,022	$(4,435)	$578,737	$284,059
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at June 30, 2023	$412,500	$61,219	$1,923,623	$(1,966)	$3,120,626	$(474,090)	$5,041,912
Net income	—	—	—	—	164,198	—	164,198
Other comprehensive loss, net of tax	—	—	—	—	—	(168,633)	(168,633)
Cash dividends declared on common stock, $0.40 per share	—	—	—	—	(24,501)	—	(24,501)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	8,130	—	—	—	8,130
Common stock issued for:
Restricted stock awards	—	13	(13)	—	—	—	—
Employee stock purchase plan	—	12	804	—	—	—	816
Director compensation plan	—	—	682	—	—	—	682
Balance at September 30, 2023	$412,500	$61,244	$1,933,226	$(1,966)	$3,253,332	$(642,723)	$5,015,613

Balance at January 1, 2023	$412,500	$60,797	$1,902,474	$(304)	$2,849,007	$(427,636)	$4,796,838
Cumulative effect adjustment from the adoption of ASU 2022-02 (TDR), net of tax	—	—	—	—	(544)	—	(544)
Net income	—	—	—	—	499,146	—	499,146
Other comprehensive loss, net of tax	—	—	—	—	—	(215,087)	(215,087)
Cash dividends declared on common stock, $1.20 per share	—	—	—	—	(73,304)	—	(73,304)
Dividends on Series D preferred stock, $1.23 per share and Series E preferred stock, $1,289.07 per share	—	—	—	—	(20,973)	—	(20,973)
Stock-based compensation	—	—	24,532	—	—	—	24,532
Common stock issued for:
Exercise of stock options	—	54	2,162	—	—	—	2,216
Restricted stock awards	—	296	(296)	(1,662)	—	—	(1,662)
Employee stock purchase plan	—	34	2,384	—	—	—	2,418
Director compensation plan	—	63	1,970	—	—	—	2,033
Balance at September 30, 2023	$412,500	$61,244	$1,933,226	$(1,966)	$3,253,332	$(642,723)	$5,015,613

Balance at June 30, 2024	$412,500	$61,825	$1,964,645	$(5,760)	$3,615,616	$(512,198)	$5,536,628
Net income	—	—	—	—	170,001	—	170,001
Other comprehensive income, net of tax	—	—	—	—	—	220,021	220,021
Cash dividends declared on common stock, $0.45 per share	—	—	—	—	(29,911)	—	(29,911)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	9,461	—	—	—	9,461
Common stock issued for:
Acquisition of Macatawa Bank Corporation	—	4,702	494,537	—	—	—	499,239
Restricted stock awards	—	10	(10)	(338)	—	—	(338)
Employee stock purchase plan	—	9	788	—	—	—	797
Director compensation plan	—	—	807	—	—	—	807
Balance at September 30, 2024	$412,500	$66,546	$2,470,228	$(6,098)	$3,748,715	$(292,177)	$6,399,714

Balance at January 1, 2024	$412,500	$61,269	$1,943,806	$(2,217)	$3,345,399	$(361,231)	$5,399,526
Net income	—	—	—	—	509,683	—	509,683
Other comprehensive income, net of tax	—	—	—	—	—	69,054	69,054
Cash dividends declared on common stock, $1.35 per share	—	—	—	—	(85,394)	—	(85,394)
Dividends on Series D preferred stock, $1.23 per share and Series E preferred stock, $1,289.07 per share	—	—	—	—	(20,973)	—	(20,973)
Stock-based compensation	—	—	27,568	—	—	—	27,568
Common stock issued for:
Acquisition of Macatawa Bank Corporation	—	4,702	494,537	—	—	—	499,239
Exercise of stock options	—	1	24	—	—	—	25
Restricted stock awards	—	533	(529)	(3,881)	—	—	(3,877)
Employee stock purchase plan	—	26	2,414	—	—	—	2,440
Director compensation plan	—	15	2,408	—	—	—	2,423
Balance at September 30, 2024	$412,500	$66,546	$2,470,228	$(6,098)	$3,748,715	$(292,177)	$6,399,714
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023
Operating Activities:
Net income	$509,683	$499,146
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	84,068	71,482
Depreciation, amortization and accretion, net	70,884	62,591
Stock-based compensation expense	27,568	24,532
(Accretion) amortization of discount/premium on securities, net	(1,380)	1,201
Accretion of discount and deferred fees on loans, net	(11,876)	(13,105)
Mortgage servicing rights fair value changes	26,106	13,065
Non-designated derivatives fair value changes, net	54,507	(271)
Originations and purchases of mortgage loans held-for-sale	(1,964,576)	(1,532,325)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(22,558)	9,323
Proceeds from sales of mortgage loans held-for-sale	1,824,513	1,500,870
Bank owned life insurance (“BOLI”) gains	(4,519)	(2,849)
Decrease (increase) in trading securities, net	1,235	(536)
(Increase) decrease in brokerage customer receivables, net	(6,070)	2,345
Gains on mortgage loans sold	(47,978)	(27,777)
Gains on premium financing receivables sold	(4,575)	(890)
(Gains) losses on investment securities, net	(233)	959
(Gains) losses on sales of premises and equipment, net	(93)	1,547
(Gains) losses on sales and fair value adjustments of other real estate owned, net	(1,234)	121
Increase in accrued interest receivable and other assets, net	(46,711)	(269,677)
(Decrease) increase in accrued interest payable and other liabilities, net	(256,022)	156,697
Net Cash Provided by Operating Activities	230,739	496,449
Investing Activities:
Proceeds from calls and sales of available-for-sale securities	1,218,695	1,879,682
Proceeds from payments and maturities of available-for-sale securities	360,773	227,519
Proceeds from payments, maturities and calls of held-to-maturity securities	178,553	138,154
Proceeds from sales of equity securities with readily determinable fair value	51,792	23,592
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	2,226	67
Purchases of available-for-sale securities	(1,116,875)	(1,731,266)
Purchases of held-to-maturity securities	—	(407,527)
Purchases of equity securities with readily determinable fair value	(33,322)	(45,954)
Purchases of equity securities without readily determinable fair value	(6,933)	(9,350)
(Purchases) redemptions of Federal Home Loan Bank and Federal Reserve Bank stock, net	(61,905)	20,719
Distributions from investments in partnerships, net	2,586	5,540
Net cash received (paid) in business combinations	531,308	(5,147)
Proceeds from sales of premium financing receivables, net	627,450	405,560
Proceeds from sales of other real estate owned	11,481	1,635
Increase in interest-bearing deposits with banks, net	(1,566,241)	(458,115)
Increase in loans, net	(4,361,365)	(2,644,535)
Redemption of BOLI	304	553
Purchases of premises and equipment, net	(66,457)	(29,218)
Net Cash Used for Investing Activities	(4,227,930)	(2,628,091)
Financing Activities:
Increase in deposit accounts, net	3,697,621	2,090,137
Increase in other borrowings, net	7,352	48,016
Increase in Federal Home Loan Bank advances, net	845,238	10,000
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(57)
Repayment of subordinated notes	(140,000)	—
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and director compensation plan	4,892	6,667
Common stock repurchases for tax withholdings related to stock-based compensation	(3,881)	(1,662)
Dividends paid	(106,367)	(94,277)
Net Cash Provided by Financing Activities	4,304,855	2,058,824
Net Increase (Decrease) in Cash and Cash Equivalents	307,664	(72,818)
Cash and Cash Equivalents at Beginning of Period	423,464	490,966
Cash and Cash Equivalents at End of Period	$731,128	$418,148
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

(3) Business Combinations

On August 1, 2024, the Company completed its previously announced acquisition of Macatawa Bank Corporation (“Macatawa”), the parent company of Macatawa Bank. Pursuant to the terms of the merger, each common share of Macatawa outstanding at the time of merger was converted into the right to receive 0.137 shares of Wintrust common stock, with cash paid in lieu of fractional shares. As a result, the Company issued approximately 4.7 million shares of common stock, the fair value of consideration paid was $499.3 million. Macatawa operates 26 full-service branches located throughout communities in Kent, Ottawa and northern Allegan counties in the state of Michigan. Macatawa offers a full range of banking, retail and commercial lending, wealth management and ecommerce services to individuals, businesses and governmental entities. As of August 1, 2024, Macatawa had approximately $2.7 billion in assets, $2.3 billion in deposits and $1.3 billion in loans. In conjunction with the acquisition, the Company recorded $53.7 million discount on acquired loans, $33.5 million discount on securities and recorded total intangibles of $251.9 million. During the three and nine months ended September 30, 2024, the Company incurred $1.6 million and $2.5 million, respectively, in acquisition expenses related to the acquisition of Macatawa. The initial purchase accounting for the acquisition, in accordance with GAAP, for this business combination is not finalized and is therefore subject to change.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$98,151	$172	$—	$98,323
U.S. government agencies	50,000	—	(2,346)	47,654
Municipal	201,701	1,392	(2,881)	200,212
Corporate notes:
Financial issuers	83,997	—	(4,880)	79,117
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Residential mortgage-backed securities	3,694,382	8,143	(394,844)	3,307,681
Commercial (multi-family) mortgage-backed securities	19,088	308	(255)	19,141
Collateralized mortgage obligations	172,524	1,537	(14,957)	159,104
Total available-for-sale securities	$4,320,843	$11,552	$(420,163)	$3,912,232
Held-to-maturity securities
U.S. government agencies	$314,578	$—	$(56,198)	$258,380
Municipal	165,141	488	(2,910)	162,719
Mortgage-backed: (1)
Residential mortgage-backed securities	2,915,018	5,541	(485,115)	2,435,444
Commercial (multi-family) mortgage-backed securities	6,379	40	(126)	6,293
Collateralized mortgage obligations	219,758	1,457	(17,303)	203,912
Corporate notes	57,025	—	(1,953)	55,072
Total held-to-maturity securities	$3,677,899	$7,526	$(563,605)	$3,121,820
Less: Allowance for credit losses	(479)
Held-to-maturity securities, net of allowance for credit losses	$3,677,420
Equity securities with readily determinable fair value	$127,700	$4,313	$(6,703)	$125,310
(1)None of our mortgage-backed securities are subprime.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$6,960	$8	$—	$6,968
U.S. government agencies	50,000	—	(4,876)	45,124
Municipal	144,299	657	(3,998)	140,958
Corporate notes:
Financial issuers	83,996	—	(8,456)	75,540
Other	1,000	—	(9)	991
Mortgage-backed: (1)
Residential Mortgage-backed securities	3,505,012	1,392	(446,784)	3,059,620
Commercial (multi-family) mortgage-backed securities	13,201	68	(289)	12,980
Collateralized mortgage obligations	175,346	1,400	(16,012)	160,734
Total available-for-sale securities	$3,979,814	$3,525	$(480,424)	$3,502,915
Held-to-maturity securities
U.S. government agencies	$336,468	$—	$(67,058)	$269,410
Municipal	172,933	565	(3,778)	169,720
Mortgage-backed: (1)
Residential Mortgage-backed securities	3,042,828	1,922	(549,265)	2,495,485
Commercial (multi-family) mortgage-backed securities	6,415	—	(184)	6,231
Collateralized mortgage obligations	241,075	978	(21,502)	220,551
Corporate notes	57,544	7	(3,480)	54,071
Total held-to-maturity securities	$3,857,263	$3,472	$(645,267)	$3,215,468
Less: Allowance for credit losses	(347)
Held-to-maturity securities, net of allowance for credit losses	$3,856,916
Equity securities with readily determinable fair value	$143,312	$3,500	$(7,544)	$139,268
(1)None of our mortgage-backed securities are subprime.

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$4,930	$1	$—	$4,931
U.S. government agencies	80,000	—	(7,570)	72,430
Municipal	177,208	49	(8,734)	168,523
Corporate notes:
Financial issuers	83,995	—	(8,368)	75,627
Other	1,000	—	(21)	979
Mortgage-backed: (1)
Mortgage-backed securities	3,862,871	—	(656,135)	3,206,736
Commercial (multi-family) mortgage-backed securities	13,179	—	(802)	12,377
Collateralized mortgage obligations	92,540	—	(22,308)	70,232
Total available-for-sale securities	$4,315,723	$50	$(703,938)	$3,611,835
Held-to-maturity securities
U.S. government agencies	$339,598	$—	$(87,897)	$251,701
Municipal	176,262	123	(11,230)	165,155
Mortgage-backed: (1)
Mortgage-backed securities	3,082,314	—	(717,444)	2,364,870
Commercial (multi-family) mortgage-backed securities	6,425	—	(477)	5,948
Collateralized mortgage obligations	247,215	—	(29,798)	217,417
Corporate notes	57,717	—	(4,849)	52,868
Total held-to-maturity securities	$3,909,531	$123	$(851,695)	$3,057,959
Less: Allowance for credit losses	(381)
Held-to-maturity securities, net of allowance for credit losses	$3,909,150
Equity securities with readily determinable fair value	$140,749	$3,290	$(9,729)	$134,310
(1)None of our mortgage-backed securities are subprime.

Equity securities without readily determinable fair values totaled $64.1 million as of September 30, 2024. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. During the three and nine months ended September 30, 2024 and September 30, 2023, the Company recorded no upward or downward adjustments related to such observable price changes. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three months ended September 30, 2024, the Company recorded no impairment of equity securities without readily determinable fair values. During the nine months ended September 30, 2024, the Company recorded $3.7 million of impairment of equity securities without readily determinable fair values. During the three and nine months ended September 30, 2023, the Company recorded $489,000 impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	47,654	(2,346)	47,654	(2,346)
Municipal	10,111	(54)	68,124	(2,827)	78,235	(2,881)
Corporate notes:
Financial issuers	—	—	79,117	(4,880)	79,117	(4,880)
Other	—	—	1,000	—	1,000	—
Mortgage-backed: (1)
Residential mortgage-backed securities	98,365	(1,252)	2,292,584	(393,592)	2,390,949	(394,844)
Commercial (multi-family) mortgage-backed securities	2,999	(20)	3,295	(235)	6,294	(255)
Collateralized mortgage obligations	—	—	71,277	(14,957)	71,277	(14,957)
Total available-for-sale securities	$111,475	$(1,326)	$2,563,051	$(418,837)	$2,674,526	$(420,163)
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

The Company does not consider available-for-sale securities with unrealized losses at September 30, 2024 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at September 30, 2024 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (7) “Allowance for Credit Losses” in Item 1 of this report for further discussion regarding any credit losses associated with held-to-maturity securities at September 30, 2024.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Realized gains on investment securities	$222	$225	$2,582	$836
Realized losses on investment securities	(144)	(9)	(273)	(60)
Net realized gains on investment securities	78	216	2,309	776
Unrealized gains on equity securities with readily determinable fair value	3,126	10	4,234	2,984
Unrealized losses on equity securities with readily determinable fair value	(15)	(2,094)	(2,579)	(4,230)
Net unrealized gains (losses) on equity securities with readily determinable fair value	3,111	(2,084)	1,655	(1,246)
Impairment of equity securities without readily determinable fair values	—	(489)	(3,731)	(489)
Gains (losses) on investment securities, net	$3,189	$(2,357)	$233	$(959)

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2024, December 31, 2023 and September 30, 2023, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2024		December 31, 2023		September 30, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$150,539	$150,627	$53,162	$52,945	$99,892	$99,525
Due in one to five years	168,856	164,650	132,348	123,985	139,623	130,036
Due in five to ten years	91,620	89,220	82,040	76,869	43,199	38,074
Due after ten years	23,834	21,809	18,705	15,782	64,419	54,855
Mortgage-backed	3,885,994	3,485,926	3,693,559	3,233,334	3,968,590	3,289,345
Total available-for-sale securities	$4,320,843	$3,912,232	$3,979,814	$3,502,915	$4,315,723	$3,611,835
Held-to-maturity securities
Due in one year or less	$12,026	$11,883	$5,169	$5,142	$2,248	$2,241
Due in one to five years	110,330	108,416	109,602	105,835	103,104	96,546
Due in five to ten years	84,580	83,918	99,700	98,718	106,042	100,215
Due after ten years	329,808	271,954	352,474	283,506	362,183	270,722
Mortgage-backed	3,141,155	2,645,649	3,290,318	2,722,267	3,335,954	2,588,235
Total held-to-maturity securities	$3,677,899	$3,121,820	$3,857,263	$3,215,468	$3,909,531	$3,057,959
Less: Allowance for credit losses	(479)		(347)		(381)
Held-to-maturity securities, net of allowance for credit losses	$3,677,420		$3,856,916		$3,909,150

Securities having a carrying value of $7.2 billion at September 30, 2024 as well as securities having a carrying value of $6.9 billion and $7.1 billion at December 31, 2023 and September 30, 2023, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances and available lines of credit, securities sold under repurchase agreements and derivatives. At September 30, 2024, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2024	2023	2023
Balance:
Commercial	$15,247,693	$12,832,053	$12,725,473
Commercial real estate	12,793,417	11,344,164	10,946,180
Home equity	427,043	343,976	343,258
Residential real estate	3,388,038	2,769,666	2,707,603
Premium finance receivables—property & casualty	7,131,681	6,903,529	6,722,747
Premium finance receivables—life insurance	7,996,899	7,877,943	7,931,808
Consumer and other	82,676	60,500	68,963
Total loans, net of unearned income	$47,067,447	$42,131,831	$41,446,032
Mix:
Commercial	33%	30%	31%
Commercial real estate	27	27	26
Home equity	1	1	1
Residential real estate	7	7	7
Premium finance receivables—property & casualty	15	16	16
Premium finance receivables—life insurance	17	19	19
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $266.1 million at September 30, 2024, $285.4 million at December 31, 2023 and $264.5 million at September 30, 2023.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $79.4 million at September 30, 2024, $84.2 million at December 31, 2023 and $67.6 million at September 30, 2023.

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

Acquired Loan Information — PCD Loans

As part of the Company’s prior acquisitions, the Company acquired loans that were classified as PCD based upon various factors as of the acquisition date, including internal risk rating methodologies and prior performance under the acquiree. The following table provides estimated details as of the date of acquisition on PCD loans acquired in 2024:

(In thousands)	Macatawa
Contractually required payments (unpaid principal balance)	$169,472
Allowance for credit losses	(3,004)
Discount, net of any premium	(4,529)
Purchase price of PCD loans acquired	$161,939

(7) Allowance for Credit Losses

In accordance with Accounting Standards Codification (“ASC”) 326, the Company is required to measure the allowance for credit losses of financial assets with similar risk characteristics on a collective or pooled basis. In considering the segmentation of financial assets measured at amortized cost into pools, the Company considered various risk characteristics in its analysis. Generally, the segmentation utilized represents the level at which the Company develops and documents its systematic methodology to determine the allowance for credit losses for the financial assets held at amortized cost, specifically the Company's loan portfolio and debt securities classified as held-to-maturity. Descriptions of the Company’s loan portfolio segments and major debt security types are included in Note (5) “Allowance for Credit Losses” of the 2023 Form 10-K.

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $351.5 million at September 30, 2024, $304.5 million at December 31, 2023, and $290.9 million at September 30, 2023.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at September 30, 2024, December 31, 2023 and September 30, 2023:

As of September 30, 2024		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$63,826	$20	$32,560	$46,057	$15,105,230	$15,247,693
Commercial real estate
Construction and development	2,284	—	757	1,798	2,398,851	2,403,690
Non-construction	39,787	225	12,682	46,548	10,290,485	10,389,727
Home equity	1,122	—	1,035	2,580	422,306	427,043
Residential real estate, excluding early buy-out loans	17,959	—	6,364	2,160	3,226,166	3,252,649
Premium finance receivables
Property and casualty insurance loans	36,079	18,235	18,740	30,204	7,028,423	7,131,681
Life insurance loans	—	—	10,902	74,432	7,911,565	7,996,899
Consumer and other	2	148	22	264	82,240	82,676
Total loans, net of unearned income, excluding early buy-out loans	$161,059	$18,628	$83,062	$204,043	$46,465,266	$46,932,058
Early buy-out loans guaranteed by U.S. government agencies (1)	—	43,358	150	—	91,881	135,389
Total loans, net of unearned income	$161,059	$61,986	$83,212	$204,043	$46,557,147	$47,067,447

As of December 31, 2023		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$38,940	$98	$19,488	$85,743	$12,687,784	$12,832,053
Commercial real estate
Construction and development	2,205	—	251	1,343	2,080,242	2,084,041
Non-construction	33,254	—	8,264	19,291	9,199,314	9,260,123
Home equity	1,341	—	62	2,263	340,310	343,976
Residential real estate, excluding early buy-out loans	15,391	—	2,325	22,942	2,578,425	2,619,083
Premium finance receivables
Property and casualty insurance loans	27,590	20,135	23,236	50,437	6,782,131	6,903,529
Life insurance loans	—	—	16,206	45,464	7,816,273	7,877,943
Consumer and other	22	54	25	165	60,234	60,500
Total loans, net of unearned income, excluding early buy-out loans	$118,743	$20,287	$69,857	$227,648	$41,544,713	$41,981,248
Early buy-out loans guaranteed by U.S. government agencies (1)	—	57,688	250	328	92,317	150,583
Total loans, net of unearned income	$118,743	$77,975	$70,107	$227,976	$41,637,030	$42,131,831
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at September 30, 2024:

	Year of Origination							Revolving	Total
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$2,460,772	$2,366,998	$1,841,838	$1,219,759	$463,726	$1,115,942	$5,053,494	$13,568	$14,536,097
Special mention	6,148	68,788	72,908	80,229	13,257	17,456	164,169	1,474	424,429
Substandard accrual	3,789	47,800	42,374	29,408	7,256	13,029	79,030	655	223,341
Substandard nonaccrual/doubtful	500	5,536	6,980	9,331	1,084	8,547	31,619	229	63,826
Total commercial, industrial and other	$2,471,209	$2,489,122	$1,964,100	$1,338,727	$485,323	$1,154,974	$5,328,312	$15,926	$15,247,693
Construction and development
Pass	$196,556	$573,342	$965,654	$289,324	$95,193	$149,561	$17,560	$—	$2,287,190

Special mention	—	417	14,990	—	—	14,794	3,780	—	33,981
Substandard accrual	—	757	18,999	1,102	1,777	57,600	—	—	80,235
Substandard nonaccrual/doubtful	—	251	—	—	2,033	—	—	—	2,284
Total construction and development	$196,556	$574,767	$999,643	$290,426	$99,003	$221,955	$21,340	$—	$2,403,690
Non-construction
Pass	$1,078,671	$1,527,560	$1,934,856	$1,460,051	$933,785	$2,929,344	$217,237	$2,144	$10,083,648
Special mention	3,613	13,006	29,415	35,222	5,298	51,144	1,688	—	139,386
Substandard accrual	158	3,876	14,103	31,573	29,718	47,478	—	—	126,906
Substandard nonaccrual/doubtful	—	1,173	453	586	—	37,575	—	—	39,787
Total non-construction	$1,082,442	$1,545,615	$1,978,827	$1,527,432	$968,801	$3,065,541	$218,925	$2,144	$10,389,727
Home equity
Pass	$70	$—	$45	$175	$—	$6,771	$398,843	$4,608	$410,512
Special mention	—	48	220	59	119	2,871	6,172	454	9,943
Substandard accrual	—	16	—	—	57	4,836	541	16	5,466
Substandard nonaccrual/doubtful	—	—	497	135	—	402	—	88	1,122
Total home equity	$70	$64	$762	$369	$176	$14,880	$405,556	$5,166	$427,043
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$4,594	$3,743	$3,759	$5,206	$118,087	$—	$—	$135,389
Pass	584,491	535,419	834,543	774,793	211,510	258,425	—	—	3,199,181
Special mention	250	2,846	9,093	2,063	577	9,928	—	—	24,757
Substandard accrual	24	585	3,401	906	1,122	4,714	—	—	10,752
Substandard nonaccrual/doubtful	160	1,073	4,436	4,624	1,227	6,439	—	—	17,959
Total residential real estate	$584,925	$544,517	$855,216	$786,145	$219,642	$397,593	$—	$—	$3,388,038
Premium finance receivables - property and casualty
Pass	$6,827,867	$169,649	$—	$6,351	$71	$—	$—	$—	$7,003,938
Special mention	85,094	3,442	64	2	—	—	—	—	88,602
Substandard accrual	1,749	1,308	1	4	—	—	—	—	3,062
Substandard nonaccrual/doubtful	18,543	17,249	274	12	1	—	—	—	36,079
Total premium finance receivables - property and casualty	$6,933,253	$191,648	$339	$6,369	$72	$—	$—	$—	$7,131,681
Premium finance receivables - life
Pass	$1,232,306	$6,740,906	$3,929	$—	$—	$—	$—	$—	$7,977,141
Special mention	—	8,188	—	—	—	—	—	—	8,188
Substandard accrual	7,514	4,056	—	—	—	—	—	—	11,570
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$1,239,820	$6,753,150	$3,929	$—	$—	$—	$—	$—	$7,996,899
Consumer and other
Pass	$3,319	$3,545	$839	$983	$88	$16,145	$57,448	$—	$82,367
Special mention	17	9	8	5	—	136	6	—	181
Substandard accrual	—	4	87	—	—	26	9	—	126
Substandard nonaccrual/doubtful	—	—	1	1	—	—	—	—	2
Total consumer and other	$3,336	$3,558	$935	$989	$88	$16,307	$57,463	$—	$82,676
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$4,594	$3,743	$3,759	$5,206	$118,087	$—	$—	$135,389
Pass	12,384,052	11,917,419	5,581,704	3,751,436	1,704,373	4,476,188	5,744,582	20,320	45,580,074
Special mention	95,122	96,744	126,698	117,580	19,251	96,329	175,815	1,928	729,467
Substandard accrual	13,234	58,402	78,965	62,993	39,930	127,683	79,580	671	461,458
Substandard nonaccrual/doubtful	19,203	25,282	12,641	14,689	4,345	52,963	31,619	317	161,059
Total loans	$12,511,611	$12,102,441	$5,803,751	$3,950,457	$1,773,105	$4,871,250	$6,031,596	$23,236	$47,067,447
Gross write offs
Nine months ended September 30, 2024	8,223	30,985	5,797	20,094	2,206	22,310	—	—	89,615

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

As of September 30, 2024	Year of Origination						Total
(In thousands)	2024	2023	2022	2021	2020	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$135,000	$147,818	$25,000	$6,760	$314,578
5-7 internal grade							—
8-10 internal grade							—
Total U.S. government agencies	$—	$—	$135,000	$147,818	$25,000	$6,760	$314,578
Municipal
1-4 internal grade	$—	$4,176	$1,034	$6,839	$258	$150,481	$162,788
5-7 internal grade	—	—	—	—	—	2,353	2,353
8-10 internal grade							—
Total municipal	$—	$4,176	$1,034	$6,839	$258	$152,834	$165,141
Mortgage-backed securities
1-4 internal grade	$—	$352,905	$544,887	$2,243,363	$—	$—	$3,141,155
5-7 internal grade							—
8-10 internal grade							—
Total mortgage-backed securities	$—	$352,905	$544,887	$2,243,363	$—	$—	$3,141,155
Corporate notes
1-4 internal grade	$—	$—	$14,968	$—	$6,005	$36,052	$57,025
5-7 internal grade							—
8-10 internal grade							—
Total corporate notes	$—	$—	$14,968	$—	$6,005	$36,052	$57,025
Total held-to-maturity securities							$3,677,899
Less: Allowance for credit losses							(479)
Held-to-maturity securities, net of allowance for credit losses							$3,677,420

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

	September 30,	December 31,	September 30,
(In thousands)	2024	2023	2023
Allowance for loan losses	$360,279	$344,235	$315,039
Allowance for unfunded lending-related commitments losses	75,435	83,030	84,111
Allowance for loan losses and unfunded lending-related commitments losses	435,714	427,265	399,150
Allowance for held-to-maturity securities losses	479	347	381
Allowance for credit losses	$436,193	$427,612	$399,531

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of September 30, 2024, excluding loans carried at fair value, substandard nonaccrual loans totaling $62.7 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and nine months ended September 30, 2024 and September 30, 2023 is as follows:

Three months ended September 30, 2024		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$181,991	$223,728	$7,242	$8,773	$14,746	$589	$437,069
Other adjustments	—	—	—	—	30	—	30
Charge-offs	(22,975)	(95)	—	—	(7,794)	(154)	(31,018)
Recoveries	649	30	101	5	3,477	21	4,283
Provision for credit losses - Other	7,128	(4,162)	134	268	3,284	147	6,799
Provision for credit losses - Day 1 on non-PCD assets acquired during the period	2,967	10,540	1,344	638	—	58	15,547
Initial allowance for credit losses recognized on PCD assets acquired during the period	1,838	1,103	2	61	—	—	3,004
Allowance for credit losses at period end	$171,598	$231,144	$8,823	$9,745	$13,743	$661	$435,714
By measurement method:
Individually measured	$21,573	$5,958	$50	$48	$—	$1	$27,630
Collectively measured	150,025	225,186	8,773	9,697	13,743	660	408,084
Loans at period end
Individually measured	$63,826	$42,071	$1,122	$17,565	$—	$2	$124,586
Collectively measured	15,183,867	12,751,346	425,921	3,232,435	15,128,580	82,674	46,804,823
Loans held at fair value	—	—	—	138,038	—	—	138,038

Three months ended September 30, 2023	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$143,142	$215,696	$6,967	$12,252	$9,046	$277	$387,380
Other adjustments	—	—	—	—	(60)	—	(60)
Charge-offs	(2,427)	(1,713)	(227)	(78)	(5,848)	(184)	(10,477)
Recoveries	1,162	243	33	1	906	14	2,359
Provision for credit losses	9,611	1,492	307	484	7,776	278	19,948
Allowance for credit losses at period end	$151,488	$215,718	$7,080	$12,659	$11,820	$385	$399,150
By measurement method:
Individually measured	$9,773	$5,408	$—	$109	$—	$12	$15,302
Collectively measured	141,715	210,310	7,080	12,550	11,820	373	383,848
Loans at period end
Individually measured	$43,569	$17,043	$1,363	$15,946	$—	$16	$77,937
Collectively measured	12,681,904	10,929,137	341,895	2,520,479	14,654,555	68,947	41,196,917
Loans held at fair value	—	—	—	171,178	—	—	171,178

Nine months ended September 30, 2024		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$169,604	$223,853	$7,116	$13,133	$13,069	$490	$427,265
Other adjustments	—	—	—	—	(20)	—	(20)
Charge-offs	(43,774)	(21,090)	(74)	(61)	(24,218)	(398)	(89,615)
Recoveries	2,078	151	165	15	8,667	68	11,144
Provision for credit losses - Other	38,885	16,587	270	(4,041)	16,245	443	68,389
Provision for credit losses - Day 1 on non-PCD assets acquired during the period	2,967	10,540	1,344	638	—	58	15,547
Initial allowance for credit losses recognized on PCD assets acquired during the period	1,838	1,103	2	61	—	—	3,004
Allowance for credit losses at period end	$171,598	$231,144	$8,823	$9,745	$13,743	$661	$435,714

Nine months ended September 30, 2023		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$142,769	$184,352	$7,573	$11,585	$10,671	$498	$357,448
Cumulative effect adjustment from the adoption of ASU 2016-13	111	1,356	(33)	(692)	—	(1)	741
Other adjustments	—	—	—	—	(15)	—	(15)
Charge-offs	(10,599)	(9,842)	(227)	(78)	(15,151)	(447)	(36,344)
Recoveries	2,059	368	105	11	3,119	69	5,731
Provision for credit losses	17,148	39,484	(338)	1,833	13,196	266	71,589
Allowance for credit losses at period end	$151,488	$215,718	$7,080	$12,659	$11,820	$385	$399,150

For the three and nine months ended September 30, 2024, the Company recognized approximately $22.3 million and $83.9 million of provision for credit losses, respectively, related to loans and lending agreements, which includes $15.5 million of Day 1 provision related to the acquisition of Macatawa. The provision for each period was primarily the result of losses experienced in the Commercial, Commercial Real Estate and Premium Finance Receivables portfolios along with growth across various segments, which was offset by improved macroeconomic forecasts related to Baa Credit Spread and CRE Price Index. Uncertainties remain regarding expected economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of September 30, 2024. Net charge-offs in the three and nine month periods ended September 30, 2024, totaled $26.7 million and $78.5 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three and nine month period ended September 30, 2024, the Company recognized approximately $(12,000) and $132,000, respectively, of provision for credit losses related to held-to-maturity securities. At September 30, 2024, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At September 30, 2024, the Company had no foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $40.4 million and $55.1 million at September 30, 2024 and 2023, respectively.

The tables below presents a summary of the period-end balance of loans to borrowers experiencing financial difficulties during the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$1,469	0.0%	$1,240	$42	$17	$—	$170
Commercial real estate
Non-construction	192	0.0	192	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—
Premium Finance Receivables
Property and casualty insurance loans	1,548	0.0	30	1,457	—	—	61
Total loans	$3,209	0.0%	$1,462	$1,499	$17	$—	$231

		Weighted Average Magnitude of Modifications:
Three Months Ended September 30, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$1,469	27	—	—
Commercial real estate
Non-construction	192	6	—	—
Home equity	—	$—	—	—
Residential real estate	—	$—	—	—
Premium finance receivables
Property and casualty insurance loans	1,548	4	—	—
Total loans	$3,209	9	—	—

Three Months Ended September 30, 2023 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$1,256	0.0%	$1,256	$—	$—	$—
Commercial real estate
Non-construction	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Residential real estate	141	0.0	141	—	—	—
Premium finance receivables
Property and casualty insurance loans	40	0.0	40	—	—	—
Total loans	$1,437	0.0%	$1,437	$—	$—	$—

		Weighted Average Magnitude of Modifications:
Three Months Ended September 30, 2023 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$1,256	16	—	—
Commercial real estate
Non-construction	—	—	—	—
Home equity	—	—	—	—
Residential real estate	141	14	—	—
Premium finance receivables
Property and casualty insurance loans	40	2	—	—
Total loans	$1,437	16	—	—

Nine Months Ended September 30, 2024 (Dollars in thousands)	Total (1)	Percentage of Total Class of Loan	Extension of Term (1)	Reduction of Interest Rate (1)	Interest Only Payments	Delay in Contractual Payments (1)	Extension of Term and Reduction of Interest Rate (1)

Commercial
Commercial, industrial and other	$4,687	0.0%	$4,195	$42	$17	$97	$336
Commercial real estate
Non-Construction	1,662	0.0	486	—	319	857	—
Home equity	89	0.0	89	—	—	—	—
Residential real estate	282	0.0	114	168	—	—	—
Premium finance receivables
Property and casualty insurance loans	1,554	0.0	33	1,460	—	—	61
Total loans	$8,274	0.0	$4,917	$1,670	$336	$954	$397

		Weighted Average Magnitude of Modifications:
Nine Months Ended September 30, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$4,687	35	113	34
Commercial real estate
Non-construction	1,662	29	—	16
Home equity	89	12	—	—
Residential real estate	282	19	201	—
Premium finance receivables
Property and casualty insurance loans	1,554	6	86	—
Total loans	$8,274	9	156	18

Nine Months Ended September 30, 2023 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$39,153	0.3%	$3,194	$221	$35,265	$473
Commercial real estate
Non-construction	5,709	0.1	467	827	39	4,376
Home equity	203	0.1	203	—	—	—
Residential real estate	2,113	0.1	1,537	271	—	305
Premium finance receivables
Property and casualty insurance loans	51	0.0	43	—	—	8
Total loans	$47,229	0.1%	$5,444	$1,319	$35,304	$5,162

		Weighted Average Magnitude of Modifications:
Nine Months Ended September 30, 2023 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$39,153	15	108	16
Commercial real estate
Non-construction	5,709	40	232	101
Home equity	203	12	—	—
Residential real estate	2,113	54	284	—
Premium finance receivables
Property and casualty insurance loans	51	2	50	—
Total loans	$47,229	33	223	17

The Company had commitments of $8.6 million and $45.0 million as of September 30, 2024 and September 30, 2023, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	For the Twelve Months Ended September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Total	Payments in Default (1)	Payments in Default (1)	Total	Payments in Default (1)	Payments in Default (1)
Commercial
Commercial, industrial and other	$6,757	$42	$1,826	$39,153	$18,727	$18,749
Commercial real estate
Construction and development	2,504	—	—	—	—	—
Non-construction	2,933	—	923	5,709	95	923
Home equity	588	—	203	203	203	203
Residential real estate	282	—	541	2,113	817	902
Premium finance receivables
Property and casualty insurance loans	1,632	47	61	51	40	40
Total loans	$14,696	$89	$3,554	$47,229	$19,882	$20,817
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2023	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2024
Community banking	$545,671	$144,586	$—	$—	$690,257
Specialty finance	39,006	—	—	(478)	38,528
Wealth management	71,995	—	—	—	71,995
Total	$656,672	$144,586	$—	$(478)	$800,780

The community banking unit's goodwill increased $144.6 million in the third quarter of 2024 as a result of the Macatawa acquisition. The specialty finance unit’s goodwill decreased $478,000 in the first nine months of 2024 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of September 30, 2024, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of September 30, 2024 is as follows:

(In thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$154,506	$55,206	$55,206
Accumulated amortization	(51,358)	(46,125)	(45,304)
Net carrying amount	$103,148	$9,081	$9,902
Trademark with indefinite lives:
Carrying amount	13,800	5,800	5,800
Total net carrying amount	$116,948	$14,881	$15,702
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,962	$1,963	$1,962
Accumulated amortization	(1,871)	(1,837)	(1,826)
Net carrying amount	$91	$126	$136
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$26,630	$26,630
Accumulated amortization	(19,803)	(18,748)	(18,224)
Net carrying amount	$6,827	$7,882	$8,406
Total acquisition-related intangible assets:
Gross carrying amount	$196,898	$89,599	$89,598
Accumulated amortization	(73,032)	(66,710)	(65,354)
Total other acquisition-related intangible assets, net	$123,866	$22,889	$24,244

Estimated amortization
Actual in nine months ended September 30, 2024	$6,322
Estimated remaining in 2024	5,501
Estimated—2025	20,784
Estimated—2026	18,268
Estimated—2027	15,848
Estimated—2028	13,477

The community banking unit's core deposit intangibles and trademarks with indefinite lives increased $99.3 million and $8.0 million, respectively, in the third quarter of 2024 as a result of the Macatawa acquisition.

The core deposit intangibles recognized in connection with the Company’s bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line or accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with prior acquisitions. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis. Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $6.3 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2024	2023	2024	2023
Fair value at beginning of the period	$204,610	$200,692	$192,456	$230,225
Additions from loans sold with servicing retained	6,357	9,706	19,959	23,533
Servicing rights sold	—	—	—	(30,170)
Estimate of changes in fair value due to:
Payoffs, paydowns and repurchases	(7,328)	(4,597)	(17,248)	(13,549)
Changes in valuation inputs or assumptions	(17,331)	4,723	(8,859)	485
Fair value at end of the period	$186,308	$210,524	$186,308	$210,524
Unpaid principal balance of mortgage loans serviced for others	$12,253,361	$11,885,531

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects not to designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of September 30, 2024 and September 30, 2023, see Note (14) “Derivative Financial Instruments” in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Balance:
Non-interest-bearing	$10,739,132	$10,420,401	$10,347,006
NOW and interest-bearing demand deposits	5,466,932	5,797,649	6,006,114
Wealth management deposits	1,303,354	1,614,499	1,788,099
Money market	17,713,726	15,149,215	14,478,504
Savings	6,183,249	5,790,334	5,584,294
Time certificates of deposit	9,998,573	6,625,072	6,788,669
Total deposits	$51,404,966	$45,397,170	$44,992,686
Mix:
Non-interest-bearing	21%	23%	23%
NOW and interest-bearing demand deposits	11	13	13
Wealth management deposits	3	4	4
Money market	34	33	32
Savings	12	13	13
Time certificates of deposit	19	14	15
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	September 30, 2024	December 31, 2023	September 30, 2023
FHLB advances	$3,171,309	$2,326,071	$2,326,071
Other borrowings:
Notes payable	149,894	171,282	178,411
Short-term borrowings	—	13,430	14,183
Secured borrowings	439,513	401,897	391,681
Other	57,636	59,204	59,724
Total other borrowings	647,043	645,813	643,999
Subordinated notes	298,188	437,866	437,731
Total FHLB advances, other borrowings and subordinated notes	$4,116,540	$3,409,750	$3,407,801

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances”, Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2023 Form 10-K.

Notes Payable
Notes payable balances represent the balances on the Company’s credit agreement with certain unaffiliated banks. At September 30, 2024, the outstanding principal balance under the term loan facility was $149.9 million and there was no outstanding balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2024, the Company was in compliance with all such covenants.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreement at the banks. There were no borrowings at September 30, 2024 compared to $13.4 million and $14.2 million at December 31, 2023 and September 30, 2023, respectively. As of September 30, 2024, the Company had no pledged securities related to its customer balances in sweep accounts.

Secured Borrowings

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). On August 29, 2024, the Company entered into the Twelfth Amending Agreement to the Receivables Purchase Agreement dated as of December 16, 2014. The amended Receivables Purchase Agreement provides for, among other things, an extension of the maturity date to December 15, 2025 and an increase to the facility limit from $520 million to $650 million. Additionally, Wintrust guarantees the performance of FIFC Canada of its obligations under the Receivables Purchase Agreement and any subsequent amendments thereto.

At September 30, 2024, the translated balance of the secured borrowings totaled $428.6 million compared to $392.5 million at December 31, 2023 and $382.8 million at September 30, 2023. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus fee rate of 0.825%.

The remaining $10.9 million, $9.4 million and $8.9 million within secured borrowings at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, represent other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Subsequent amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At September 30, 2024, the Company was in compliance with all such covenants.

Subordinated Notes

At September 30, 2024, the Company had outstanding subordinated notes totaling $298.2 million compared to $437.9 million and $437.7 million at December 31, 2023 and September 30, 2023, respectively. The notes issued in 2019 have a stated interest rate of 4.85% and mature in June 2029. In the second quarter of 2024, the Company repaid the $140.0 million of subordinated notes issued in 2014. The notes had a stated interest rate of 5.00% and matured in June 2024.

(12) Junior Subordinated Debentures

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2024. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure (1)	Contractual Rate at 9/30/2024	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	S+0.26161+3.25	8.81%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	S+0.26161+2.80	7.67%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	S+0.26161+2.60	7.47%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	S+0.26161+1.95	7.16%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	S+0.26161+1.45	6.32%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	S+0.26161+1.63	6.84%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	S+0.26161+3.00	8.51%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	S+0.26161+3.00	8.51%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	S+0.26161+3.00	7.87%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	S+0.26161+1.75	6.96%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	S+0.26161+1.62	6.83%	06/2007	09/2037	06/2012
Total			$253,566		7.33%
(1)The interest rates on the variable rate junior subordinated debentures are based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) and reset on a quarterly basis.

The junior subordinated debentures totaled $253.6 million at September 30, 2024, December 31, 2023 and September 30, 2023. At September 30, 2024, the weighted average contractual interest rate on the junior subordinated debentures was 7.33%.

(13) Segment Information

The Company’s operations consist of three primary segments: community banking, specialty finance and wealth management.

The three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, each segment’s customer base has varying characteristics and each segment has a different regulatory environment. While the Company’s management monitors each of the sixteen bank subsidiaries’ operations and profitability separately, these subsidiaries have been aggregated into one reportable operating segment due to the similarities in products and services, customer base, operations, profitability measures, and economic characteristics.

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

The following is a summary of certain operating information for reportable segments:

	Three Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2024	September 30, 2023
Net interest income:
Community Banking	$396,894	$360,575	$36,319	10%
Specialty Finance	88,448	85,427	3,021	4
Wealth Management	6,932	7,997	(1,065)	(13)
Total Operating Segments	492,274	453,999	38,275	8
Intersegment Eliminations	10,309	8,359	1,950	23
Consolidated net interest income	$502,583	$462,358	$40,225	9%
Provision for credit losses:
Community Banking	$20,475	$16,742	$3,733	22%
Specialty Finance	1,859	3,181	(1,322)	(42)
Wealth Management	—	—	—	—
Total Operating Segments	22,334	19,923	2,411	12
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$22,334	$19,923	$2,411	12%
Non-interest income:
Community Banking	$66,323	$70,536	$(4,213)	(6)%
Specialty Finance	29,587	20,793	8,794	42
Wealth Management	37,431	37,312	119	0
Total Operating Segments	133,341	128,641	4,700	4
Intersegment Eliminations	(20,194)	(16,163)	(4,031)	25
Consolidated non-interest income	$113,147	$112,478	$669	1%
Net revenue:
Community Banking	$463,217	$431,111	$32,106	7%
Specialty Finance	118,035	106,220	11,815	11
Wealth Management	44,363	45,309	(946)	(2)
Total Operating Segments	625,615	582,640	42,975	7
Intersegment Eliminations	(9,885)	(7,804)	(2,081)	27
Consolidated net revenue	$615,730	$574,836	$40,894	7%
Segment profit:
Community Banking	$115,213	$115,156	$57	0%
Specialty Finance	46,803	40,548	6,255	15
Wealth Management	7,985	8,494	(509)	(6)
Consolidated net income	$170,001	$164,198	$5,803	4%
Segment assets:
Community Banking	$51,598,626	$43,801,560	$7,797,066	18%
Specialty Finance	11,047,585	10,521,547	526,038	5
Wealth Management	1,142,213	1,232,139	(89,926)	(7)
Consolidated total assets	$63,788,424	$55,555,246	$8,233,178	15%
NM - Not meaningful

	Nine Months Ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2024	September 30, 2023
Net interest income:
Community Banking	$1,119,411	$1,076,655	$42,756	4%
Specialty Finance	265,921	240,771	25,150	10
Wealth Management	22,618	24,356	(1,738)	(7)
Total Operating Segments	1,407,950	1,341,782	66,168	5
Intersegment Eliminations	29,437	26,108	3,329	13
Consolidated net interest income	$1,437,387	$1,367,890	$69,497	5%
Provision for credit losses:
Community Banking	$77,192	$64,554	$12,638	20%
Specialty Finance	6,876	6,928	(52)	(1)
Wealth Management	—	—	—	—
Total Operating Segments	84,068	71,482	12,586	18
Intersegment Eliminations	—	—	—	—
Consolidated provision for credit losses	$84,068	$71,482	$12,586	18%
Non-interest income:
Community Banking	$212,578	$207,399	$5,179	2%
Specialty Finance	89,221	78,320	10,901	14
Wealth Management	131,521	101,000	30,521	30
Total Operating Segments	433,320	386,719	46,601	12
Intersegment Eliminations	(58,446)	(53,442)	(5,004)	9
Consolidated non-interest income	$374,874	$333,277	$41,597	12%
Net revenue:
Community Banking	$1,331,989	$1,284,054	$47,935	4%
Specialty Finance	355,142	319,091	36,051	11
Wealth Management	154,139	125,356	28,783	23
Total Operating Segments	1,841,270	1,728,501	112,769	7
Intersegment Eliminations	(29,009)	(27,334)	(1,675)	6
Consolidated net revenue	$1,812,261	$1,701,167	$111,094	7%
Segment profit:
Community Banking	$326,495	$351,905	$(25,410)	18%
Specialty Finance	142,417	123,687	18,730	5
Wealth Management	40,771	23,554	17,217	(7)
Consolidated net income	$509,683	$499,146	$10,537	15%
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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2024, December 31, 2023 and September 30, 2023:

	Derivative Assets			Derivative Liabilities
(In thousands)	September 30, 2024	December 31, 2023	September 30, 2023	September 30, 2024	December 31, 2023	September 30, 2023
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$53,402	$40,116	$—	$14,522	$44,456	$157,355
Interest rate derivatives designated as Fair Value Hedges	8,069	12,349	17,929	351	273	—
Total derivatives designated as hedging instruments under ASC 815	$61,471	$52,465	$17,929	$14,873	$44,729	$157,355
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$185,456	$211,490	$294,324	$180,160	$210,397	$295,916
Interest rate lock commitments	5,143	4,511	2,516	6	—	72
Forward commitments to sell mortgage loans	31	—	3,261	1,055	5,212	—
Commodity forward contracts	1,647	888	1,320	1,365	609	1,076
Foreign exchange contracts	1,914	6,372	4,355	1,880	6,308	4,287
Total derivatives not designated as hedging instruments under ASC 815	$194,191	$223,261	$305,776	$184,466	$222,526	$301,351
Total Derivatives	$255,662	$275,726	$323,705	$199,339	$267,255	$458,706

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

As of September 30, 2024, the Company had various interest rate collar and swap derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of September 30, 2024:

	September 30, 2024
	Notional	Fair Value
(In thousands)	Amount	Asset (Liability)
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(4,251)
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	1,345
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(10,270)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	290
Fixed 3.759%; matures December 2025	250,000	324
Fixed 3.680%; matures February 2026	250,000	233
Fixed 4.176%; matures March 2026	250,000	2,088
Fixed 3.915%; matures March 2026	250,000	1,182
Fixed 4.450%; matures July 2026	250,000	4,220
Fixed 3.515%, matures December 2026	250,000	822
Fixed 3.512%; matures December 2026	250,000	806
Fixed 3.453%; matures February 2027	250,000	578
Fixed 4.150%; matures July 2027	250,000	5,610
Fixed 3.748%; matures March 2028	250,000	3,998
Fixed 3.526%; matures March 2028	250,000	2,186
Fixed 3.993%; matures October 2029	350,000	12,573
Fixed 4.245%; matures November 2029	350,000	17,146
Total Cash Flow Hedges	$6,700,000	$38,880

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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Unrealized (loss) gain at beginning of period	$(49,396)	$(61,739)	$43,538	$10,026
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	20,378	18,374	60,720	36,038
Amount of gain (loss) recognized in other comprehensive income or loss	104,470	(61,456)	(28,806)	(150,885)
Unrealized gain (loss) at end of period	$75,452	$(104,821)	$75,452	$(104,821)

As of September 30, 2024, the Company estimated that during the next 12 months $13.9 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $13.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $27.2 million reclassified as a reduction to interest income related to the interest rate collars and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2024, the Company had 13 interest rate swaps with an aggregate notional amount of $204.3 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of September 30, 2024:

(In thousands)		September 30, 2024
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$195,978	$(7,703)	$(63)
	Available-for-sale debt securities	654	(5)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Nine Months Ended
		September 30, 2024	September 30, 2024
Interest rate swaps	Interest and fees on loans	$(28)	$(34)
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates. As of September 30, 2024, there were no interest rate caps outstanding that were designed to act as an economic hedge.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2024 and December 31, 2023, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $12.8 billion and $11.4 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At September 30, 2024 these interest rate derivatives had maturity dates ranging from October 2024 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2024 and December 31, 2023, the Company had interest rate lock commitments with an aggregate notional amount of approximately $288.9 million and $129.9 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $667.6 million and $626.9 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2024 and December 31, 2023, the Company had commodity derivative transactions with an aggregate notional amount of approximately $7.6 million and $8.4 million, respectively, (all forward contracts with customers and third parties) related to this program. At September 30, 2024, these commodity derivatives had maturity dates ranging from October 2024 to October 2025.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of September 30, 2024 and December 31, 2023, the Company held foreign currency derivatives with an aggregate notional amount of approximately $108.9 million and $144.3 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2024, December 31, 2023 or September 30, 2023.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. The Company held eight interest rate derivatives with an aggregate notional value of $220.0 million at September 30, 2024 and four interest rate derivatives with an aggregate notional value of and $195.0 million at December 31, 2023, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate swaps and caps	Trading (losses) gains, net	$(245)	$778	$248	$1,590
Mortgage banking derivatives	Mortgage banking revenue	(1,692)	1,428	2,014	9,859
Commodity contracts	Trading (losses) gains, net	(116)	23	282	243
Foreign exchange contracts	Trading (losses) gains, net	(171)	—	(152)	—
Covered call options	Fees from covered call options	988	4,215	7,891	17,184
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	6,892	(2,481)	3,543	(2,261)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2024, there were $97.5 million interest rate derivatives in a net asset position that were subject to such agreements. The fair value of such derivatives includes accrued interest related to these agreements. If the Company had breached any of these provisions and those derivatives subject to such agreements were in a liability position, and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	September 30, 2024	December 31, 2023	September 30, 2023	September 30, 2024	December 31, 2023	September 30, 2023
Gross Amounts Recognized	$246,927	$263,955	$312,253	$195,033	$255,126	$453,271
Less: Amounts offset in the Statements of Condition	—	—	—	—	—	—
Net amount presented in the Statements of Condition	$246,927	$263,955	$312,253	$195,033	$255,126	$453,271
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(82,819)	(76,514)	(157,673)	(82,819)	(76,514)	(157,673)
Collateral Posted	(59,791)	(144,899)	(140,857)	(420)	—	(3,785)
Net Credit Exposure	$104,317	$42,542	$13,723	$111,794	$178,612	$291,813

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

At September 30, 2024, the Company classified $135.3 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the third quarter of 2024, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2024 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At September 30, 2024, the Company classified $59.1 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at September 30, 2024 was 6.14%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.52% with credit loss discount ranging from 0%-14% at September 30, 2024.

Loans held-for-investment—The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At September 30, 2024, the Company classified $44.8 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at September 30, 2024 was 6.14%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 9.21% at September 30, 2024. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.9 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.07% with credit loss discounts ranging from 0%-39% at September 30, 2024.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At September 30, 2024, the Company classified $186.3 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at September 30, 2024 was 10.96% with discount rates applied ranging from 6%-20%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 6%-90% or a weighted average prepayment speed of 9.21%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $386, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (9) “Mortgage Servicing Rights (“MSRs”)” in Item 1 of this report for further discussion of MSRs.

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

At September 30, 2024, the Company classified $5.1 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at September 30, 2024 was 80.71% with pull-through rates applied ranging from 1% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$98,323	$98,323	$—	$—
U.S. government agencies	47,654	—	47,654	—
Municipal	200,212	—	64,962	135,250
Corporate notes	80,117	—	80,117	—
Mortgage-backed	3,485,926	—	3,485,926	—
Trading account securities	3,472	—	3,472	—
Equity securities with readily determinable fair value	125,310	117,244	8,066	—
Mortgage loans held-for-sale	461,067	—	402,004	59,063
Loans held-for-investment	138,038	—	93,263	44,775
MSRs	186,308	—	—	186,308
Nonqualified deferred compensation assets	16,756	—	16,756	—
Derivative assets	255,662	—	250,520	5,142
Total	$5,098,845	$215,567	$4,452,740	$430,538
Derivative liabilities	$199,339	$—	$199,339	$—

	December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$6,968	$6,968	$—	$—
U.S. government agencies	45,124	—	45,124	—
Municipal	140,958	—	54,721	86,237
Corporate notes	76,531	—	76,531	—
Mortgage-backed	3,233,334	—	3,233,334	—
Trading account securities	4,707	—	4,707	—
Equity securities with readily determinable fair value	139,268	131,202	8,066	—
Mortgage loans held-for-sale	292,722	—	265,887	26,835
Loans held-for-investment	155,261	—	94,591	60,670
MSRs	192,456	—	—	192,456
Nonqualified deferred compensation assets	15,238	—	15,238	—
Derivative assets	275,726	—	271,216	4,510
Total	$4,578,293	$138,170	$4,069,415	$370,708
Derivative liabilities	$267,255	$—	$267,255	$—

	September 30, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$4,931	$4,931	$—	$—
U.S. government agencies	72,430	—	72,430	—
Municipal	168,523	—	55,304	113,219
Corporate notes	76,606	—	76,606	—
Mortgage-backed	3,289,345	—	3,289,345	—
Trading account securities	1,663	—	1,663	—
Equity securities with readily determinable fair value	134,310	126,244	8,066	—
Mortgage loans held-for-sale	304,808	—	279,621	25,187
Loans held-for-investment	171,178	—	113,217	57,961
MSRs	210,524	—	—	210,524
Nonqualified deferred compensation assets	14,449	—	14,449	—
Derivative assets	323,705	—	321,189	2,516
Total	$4,772,472	$131,175	$4,231,890	$409,407
Derivative liabilities	$458,706	$—	$458,706	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2024, December 31, 2023 and September 30, 2023 for mortgage loans held-for-sale measured at fair value under ASC 825 was $462.2 million, $291.7 million and $308.5 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $461.1 million, $292.7 million and $304.8 million, for the same respective periods, as shown in the above tables. At September 30, 2024, $2.4 million of mortgage loans held-for-sale were classified as nonaccrual compared to $649,000 as of December 31, 2023 and $619,000 as of September 30, 2023. Additionally, there were $58.4 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of September 30, 2024 compared to $26.6 million as of December 31, 2023 and $23.7 million as of September 30, 2023. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at September 30, 2024, December 31, 2023, and September 30, 2023 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of September 30, 2024, December 31, 2023 and September 30, 2023 for loans held-for-investment measured at fair value under ASC 825 was $138.8 million, $156.9 million and $171.9 million, respectively, while the aggregate fair value of loans held-for-investment was $138.0 million, $155.3 million and $171.2 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at July 1, 2024	$95,792	$40,545	$45,721	$204,610	$4,795
Total net (losses) gains included in:
Net income (1)	—	126	381	(18,302)	347
Other comprehensive income or loss	968	—	—	—	—
Purchases	38,490	—	—	—	—
Settlements	—	(8,078)	(7,924)	—	—
Net transfers into Level 3	—	26,470	6,597	—	—
Balance at September 30, 2024	$135,250	$59,063	$44,775	$186,308	$5,142

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at July 1, 2023	$114,155	$29,406	$61,123	$200,692	$3,487
Total net (losses) gains included in:
Net income (1)	—	626	(260)	9,832	(971)
Other comprehensive income or loss	(1,614)	—	—	—	—
Purchases	678	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(18,454)	(16,852)	—	—
Net transfers into Level 3	—	13,609	13,950	—	—
Balance at September 30, 2023	$113,219	$25,187	$57,961	$210,524	$2,516
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2024	$86,237	$26,835	$60,670	$192,456	$4,510
Total net (losses) gains included in:
Net income (1)	—	398	130	(6,148)	632
Other comprehensive income or loss	(1,700)	—	—	—	—
Purchases	56,556	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(5,843)	(28,687)	(31,436)	—	—
Net transfers into Level 3	—	60,517	15,411	—	—
Balance at September 30, 2024	$135,250	$59,063	$44,775	$186,308	$5,142

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2023	$117,537	$48,655	$84,165	$230,225	$1,711
Total net (losses) gains included in:
Net income (1)	—	1,494	(515)	10,469	805
Other comprehensive income or loss	(6,437)	—	—	—	—
Purchases	12,074	—	—	—	—
Sales	—	—	—	(30,170)	—
Settlements	(9,955)	(61,046)	(53,767)	—	—
Net transfers into Level 3	—	36,084	28,078	—	—
Balance at September 30, 2023	$113,219	$25,187	$57,961	$210,524	$2,516
(1)Changes in the balance of mortgage loans held-for-sale, MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2024:

	September 30, 2024				Three Months Ended September 30, 2024 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2024 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$124,586	$—	$—	$124,586	$22,908	$64,747
Other real estate owned (1)	13,682	—	—	13,682	—	207
Total	$138,268	$—	$—	$138,268	$22,908	$64,954
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (7) “Allowance for Credit Losses” in Item 1 of this report. At September 30, 2024, the Company had $124.6 million of individually assessed loans classified as Level 3. All of the $124.6 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At September 30, 2024, the Company had $13.7 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2024 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Input / Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$135,250	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	59,063	Discounted cash flows	Discount rate	6.14%	6.14%	Decrease
			Credit discount	0% - 14%	0.52%	Decrease
Loans held-for-investment	44,775	Discounted cash flows	Discount rate	6.12% - 6.14%	6.14%	Decrease
			Credit discount	0% - 39%	1.07%	Decrease
			Constant prepayment rate (CPR) - current loans	9.21%	9.21%	Decrease
			Average life - delinquent loans (in years)	1.4 years - 11.3 years	5.9 years	Decrease
MSRs	186,308	Discounted cash flows	Discount rate	6% - 20%	10.96%	Decrease
			Constant prepayment rate (CPR)	6% - 90%	9.21%	Decrease
			Cost of servicing	$70 - $200	$76	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$386	Decrease
Derivatives	5,142	Discounted cash flows	Pull-through rate	1% - 100%	80.71%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	124,586	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	13,682	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2024		At December 31, 2023		At September 30, 2023
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$731,128	$731,128	$423,464	$423,464	$418,148	$418,148
Interest-bearing deposits with banks	3,648,117	3,648,117	2,084,323	2,084,323	2,448,570	2,448,570
Available-for-sale securities	3,912,232	3,912,232	3,502,915	3,502,915	3,611,835	3,611,835
Held-to-maturity securities	3,677,420	3,121,820	3,856,916	3,215,468	3,909,150	3,057,959
Trading account securities	3,472	3,472	4,707	4,707	1,663	1,663
Equity securities with readily determinable fair value	125,310	125,310	139,268	139,268	134,310	134,310
FHLB and FRB stock, at cost	266,908	266,908	205,003	205,003	204,040	204,040
Brokerage customer receivables	16,662	16,662	10,592	10,592	14,042	14,042
Mortgage loans held-for-sale, at fair value	461,067	461,067	292,722	292,722	304,808	304,808
Loans held-for-investment, at fair value	138,038	138,038	155,261	155,261	171,178	171,178
Loans held-for-investment, at amortized cost	46,929,409	46,081,849	41,976,570	41,090,010	41,274,854	40,300,208
Nonqualified deferred compensation assets	16,756	16,756	15,238	15,238	14,449	14,449
Derivative assets	255,662	255,662	275,726	275,726	323,705	323,705
Accrued interest receivable and other	588,594	588,594	477,832	477,832	465,117	465,117
Total financial assets	$60,770,775	$59,367,615	$53,420,537	$51,892,529	$53,295,869	$51,470,032
Financial Liabilities
Non-maturity deposits	$41,406,393	$41,406,393	$38,772,098	$38,772,098	$38,204,017	$38,204,017
Time certificates of deposit	9,998,573	9,985,778	6,625,072	6,603,746	6,788,669	6,744,989
FHLB advances	3,171,309	3,334,183	2,326,071	2,367,107	2,326,071	2,189,101
Other borrowings	647,043	646,272	645,813	643,755	643,999	641,514
Subordinated notes	298,188	289,260	437,866	413,501	437,731	400,520
Junior subordinated debentures	253,566	253,662	253,566	253,579	253,566	253,568
Derivative liabilities	199,339	199,339	267,255	267,255	458,706	458,706
Accrued interest payable	75,254	75,254	51,116	51,116	54,383	54,383
Total financial liabilities	$56,049,665	$56,190,141	$49,378,857	$49,372,157	$49,167,142	$48,946,798

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

(16) Stock-Based Compensation Plans

As of September 30, 2024, approximately 659,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2023 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $9.5 million in the third quarter of 2024 and $8.1 million in the third quarter of 2023, and $27.6 million and $24.5 million in the nine months ended September 30, 2024 and 2023, respectively.

A summary of the Plans’ stock option activity for the nine months ended September 30, 2024 and September 30, 2023 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2024	13,100	$42.76
Granted	—	—
Exercised	(775)	32.26
Forfeited or canceled	—	—
Outstanding at September 30, 2024	12,325	$43.42	3.7	$802
Exercisable at September 30, 2024	12,325	$43.42	3.7	$802

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2023	68,093	$41.14
Granted	—	—
Exercised	(54,218)	40.87
Forfeited or canceled	—	—
Outstanding at September 30, 2023	13,875	$42.18	4.2	$462
Exercisable at September 30, 2023	13,875	$42.18	4.2	$462
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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and September 30, 2023, was approximately $50,000 and $2.5 million, respectively. Cash received from option exercises under the Plans for the nine months ended September 30, 2024 and September 30, 2023 was approximately $25,000 and $2.2 million, respectively.

A summary of the Plans’ restricted share activity for the nine months ended September 30, 2024 and September 30, 2023 is presented below:

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	746,123	$79.60	610,155	$73.21
Granted	405,506	99.78	268,142	88.18
Vested and issued	(238,002)	70.14	(117,365)	65.51
Forfeited or canceled	(17,885)	92.77	(12,491)	83.47
Outstanding at September 30	895,742	$90.99	748,441	$79.61
Vested, but deferred, at September 30	100,281	$54.19	98,747	$53.46

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2024 and September 30, 2023 is presented below:

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	553,026	$79.69	545,379	$70.30
Granted	111,398	100.44	189,219	92.37
Added by performance factor at vesting	96,952	58.78	23,161	63.64
Vested and issued	(296,243)	58.76	(178,203)	63.64
Forfeited or canceled	(5,304)	95.77	(19,289)	82.14
Outstanding at September 30	459,829	$93.61	560,267	$79.18
Vested, but deferred, at September 30	21,688	$44.21	36,465	$45.08

(17) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2024	$(424,172)	$(36,304)	$(51,722)	$(512,198)
Other comprehensive income during the period, net of tax, before reclassifications	124,478	77,308	3,204	204,990
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(39)	15,080	—	15,041
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(10)	—	—	(10)
Net other comprehensive income (loss) during the period, net of tax	$124,429	$92,388	$3,204	$220,021
Balance at September 30, 2024	$(299,743)	$56,084	$(48,518)	$(292,177)

Balance at January 1, 2024	$(350,697)	$32,049	$(42,583)	$(361,231)
Other comprehensive income or loss during the period, net of tax, before reclassifications	51,916	(20,715)	(5,935)	25,266
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(905)	44,750	—	43,845
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(57)	—	—	(57)
Net other comprehensive loss during the period, net of tax	$50,954	$24,035	$(5,935)	$69,054
Balance at September 30, 2024	$(299,743)	$56,084	$(48,518)	$(292,177)

Balance at July 1, 2023	$(385,925)	$(45,259)	$(42,906)	$(474,090)
Other comprehensive loss during the period, net of tax, before reclassifications	(130,622)	(45,078)	(6,270)	(181,970)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(118)	13,478	—	13,360
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(23)	—	—	(23)
Net other comprehensive loss during the period, net of tax	$(130,763)	$(31,600)	$(6,270)	$(168,633)
Balance at September 30, 2023	$(516,688)	$(76,859)	$(49,176)	$(642,723)

Balance at January 1, 2023	$(386,057)	$7,381	$(48,960)	$(427,636)
Other comprehensive loss during the period, net of tax, before reclassifications	(130,028)	(110,931)	(216)	(241,175)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(528)	26,691	—	26,163
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(75)	—	—	(75)
Net other comprehensive loss during the period, net of tax	$(130,631)	$(84,240)	$(216)	$(215,087)
Balance at September 30, 2023	$(516,688)	$(76,859)	$(49,176)	$(642,723)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) for the
Details Regarding the Component of Accumulated Other Comprehensive Income (Loss)	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2024	2023	2024	2023
Accumulated unrealized gains on securities
Gains included in net income	$45	$158	$1,223	$720	Gains (losses) on investment securities, net
	45	158	1,223	720	Income before taxes
Tax effect	(6)	(40)	(318)	(192)	Income tax expense
Net of tax	$39	$118	$905	$528	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest income on loans	$23,704	$22,768	$72,027	$50,501	Interest on Loans
Amount reclassified to interest expense on deposits	$(3,325)	$(4,657)	$(11,307)	$(14,902)	Interest on deposits
Amount reclassified to interest expense on other borrowings	—	263	—	789	Interest on other borrowings
	(20,379)	(18,374)	(60,720)	(36,388)	Income before taxes
Tax effect	5,299	4,896	15,970	9,697	Income tax expense
Net of tax	$(15,080)	$(13,478)	$(44,750)	$(26,691)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income		$170,001	$164,198	$509,683	$499,146
Less: Preferred stock dividends		6,991	6,991	20,973	20,973
Net income applicable to common shares	(A)	$163,010	$157,207	$488,710	$478,173

Weighted average common shares outstanding	(B)	64,888	61,213	62,743	61,119
Effect of dilutive potential common shares
Common stock equivalents		1,053	964	934	888
Weighted average common shares and effect of dilutive potential common shares	(C)	65,941	62,177	63,677	62,007
Net income per common share:
Basic	(A/B)	$2.51	$2.57	$7.79	$7.82
Diluted	(A/C)	$2.47	$2.53	$7.67	$7.71

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

At the January 2024 meeting of the board of directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.45 per share ($1.80 on an annualized basis) was declared. It was paid on February 22, 2024 to shareholders of record as of February 8, 2024. At the April 2024 meeting of the Board of Directors, a quarterly cash dividend of $0.45 per share ($1.80 on an annualized basis) was declared. It was paid on May 23, 2024 to shareholders of record as of May 9, 2024. At the July 2024 meeting of the Board of Directors, a quarterly cash dividend of $0.45 ($1.80 on an annualized basis) was declared. It was paid on August 22, 2024 to shareholders of record as of August 8, 2024.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of September 30, 2024 compared with December 31, 2023 and September 30, 2023, and the results of operations for the three and nine month periods ended September 30, 2024 and September 30, 2023, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Introduction

Wintrust is a financial holding company that provides traditional community and commercial banking services and offers a full array of wealth management services, primarily to customers in the Chicago metropolitan area, southern Wisconsin and northwest Indiana, and operates other financing businesses on a national basis and in Canada through several non-bank business units.

Overview

Third Quarter Highlights

The Company recorded net income of $170.0 million for the third quarter of 2024 compared to $164.2 million in the third quarter of 2023. The results for the third quarter of 2024 demonstrate the Company's ability to grow net interest income through both organic earning asset growth and growth through acquisitions. Partially offsetting the increase in net interest income was an increase in non-interest expense. The increase in non-interest expense was a result of additional expenses to support organic growth as well as the impact from the Macatawa acquisition. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income (loss) totaled $390.0 million for the third quarter of 2024 compared to a loss of $4.4 million for the third quarter of 2023.

The Company increased its loan portfolio from $41.4 billion at September 30, 2023 and $42.1 billion at December 31, 2023 to $47.1 billion at September 30, 2024. The increase in the current period compared to the prior periods was a result of organic growth in several portfolios, including the commercial, commercial real estate, residential real estate loans held for investment portfolios, and property and casualty insurance premium finance receivable portfolios as well as $1.3 billion in loans acquired from Macatawa. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (6) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $502.6 million in the third quarter of 2024 compared to $462.4 million in the third quarter of 2023. This increase in net interest income recorded in the third quarter of 2024 compared to the third quarter of 2023 resulted primarily from growth in earning assets, specifically a $5.2 billion increase in average loans. Net interest margin was 3.49% (3.51% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2024 compared to 3.60% (3.62% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2023. The decrease is primarily due to higher rates on interest-bearing liabilities, most notably interest-bearing deposits (see “Net Interest Income” for further detail).

Non-interest income totaled $113.1 million in the third quarter of 2024 compared to $112.5 million in the third quarter of 2023. The increase is due to increased net gains on investment securities of $5.5 million, increased wealth management revenue of $3.7 million and an increase of service charges on deposits of $2.2 million which was offset by decreased mortgage banking revenue of $11.4 million in the third quarter of 2024 compared to the third quarter of 2023 (see “Non-Interest Income” for further detail).

Non-interest expense totaled $360.7 million in the third quarter of 2024, an increase of $30.6 million, or 9%, compared to the third quarter of 2023. This increase compared to the third quarter of 2023 was primarily attributable to increased salaries and employee benefits of $18.9 million and increased software and equipment expenses of $5.6 million. (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the third quarter of 2024, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. See “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and nine months ended September 30, 2024, as compared to the same period last year, are shown below:

	Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023	Percentage (%) or Basis Point (bp) Change
Net income	$170,001	$164,198	4%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	255,043	244,781	4
Net income per common share—Diluted	2.47	2.53	(2)
Net revenue (2)	615,730	574,836	7
Net interest income	502,583	462,358	9
Net interest margin	3.49%	3.60%	(11)	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.51	3.62	(11)
Net overhead ratio (3)	1.62	1.59	3
Return on average assets	1.11	1.20	(9)
Return on average common equity	11.63	13.35	(172)
Return on average tangible common equity (non-GAAP) (1)	13.92	15.73	(181)

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2023	Percentage (%) or Basis Point (bp) Change
Net income	$509,683	$499,146	2%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	778,076	751,320	4
Net income per common share—Diluted	7.67	7.71	0
Net revenue (2)	1,812,261	1,701,167	7
Net interest income	1,437,387	1,367,890	5
Net interest margin	3.52%	3.68%	(16)	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.54	3.70	(16)
Net overhead ratio (3)	1.52	1.55	(3)
Return on average assets	1.17	1.26	(9)
Return on average common equity	12.52	13.91	(139)
Return on average tangible common equity (non-GAAP) (1)	14.69	16.43	(174)
At end of period
Total assets	$63,788,424	$55,555,246	15%
Total loans, excluding loans held-for-sale	47,067,447	41,446,032	14
Total loans, including loans held-for-sale	47,528,514	41,750,840	14
Total deposits	51,404,966	44,992,686	14
Total shareholders’ equity	6,399,714	5,015,613	28
Book value per common share (1)	$90.06	$75.19	20
Tangible common book value per share (1)	76.15	64.07	19
Market price per common share	108.53	75.50	44
Allowance for loan and unfunded lending-related commitment losses to total loans	0.93%	0.96%	(3)	bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2024	2024	2023	2024	2023
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$908,604	$849,979	$762,400	$2,564,096	$2,099,266
Taxable-equivalent adjustment:
- Loans	2,474	2,305	1,923	7,025	5,677
- Liquidity management assets	668	567	572	1,785	1,674
- Other earning assets	2	3	1	10	6
(B) Interest Income (non-GAAP)	$911,748	$852,854	$764,896	$2,572,916	$2,106,623
(C) Interest Expense (GAAP)	406,021	379,369	300,042	1,126,709	731,376
(D) Net Interest Income (GAAP) (A minus C)	$502,583	$470,610	$462,358	$1,437,387	$1,367,890
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	$505,727	$473,485	$464,854	$1,446,207	$1,375,247
Net interest margin (GAAP)	3.49%	3.50%	3.60%	3.52%	3.68%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.51	3.52	3.62	3.54	3.70
(F) Non-interest income	$113,147	$121,147	$112,478	$374,874	$333,277
(G) (Losses) gains on investment securities, net	3,189	(4,282)	(2,357)	233	(959)
(H) Non-interest expense	360,687	340,353	330,055	1,034,185	949,847
Efficiency ratio (H/(D+F-G))	58.88%	57.10%	57.18%	57.07%	55.80%
Efficiency ratio (non-GAAP) (H/(E+F-G))	58.58	56.83	56.94	56.80	55.56

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$6,399,714	$5,536,628	$5,015,613
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(924,646)	(676,562)	(680,353)
(I) Total tangible common shareholders’ equity (non-GAAP)	$5,062,568	$4,447,566	$3,922,760
(J) Total assets (GAAP)	$63,788,424	$59,781,516	$55,555,246
Less: Acquisition-related intangible assets (GAAP)	(924,646)	(676,562)	(680,353)
(K) Total tangible assets (non-GAAP)	$62,863,778	$59,104,954	$54,874,893
Common equity to assets ratio (GAAP) (L/J)	9.4%	8.6%	8.3%
Tangible common equity ratio (non-GAAP) (I/K)	8.1	7.5	7.1

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$6,399,714	$5,536,628	$5,015,613
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$5,987,214	$5,124,128	$4,603,113
(M) Actual common shares outstanding	66,482	61,760	61,222
Book value per common share (L/M)	$90.06	$82.97	$75.19
Tangible book value per common share (non-GAAP) (I/M)	76.15	72.01	64.07

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$163,010	$145,397	$157,207	$488,710	$478,173
Add: Acquisition-related intangible asset amortization	4,042	1,122	1,408	6,322	4,142
Less: Tax effect of acquisition-related intangible asset amortization	(1,087)	(311)	(380)	(1,682)	(1,102)
After-tax acquisition-related intangible asset amortization	$2,955	$811	$1,028	$4,640	$3,040
(O) Tangible net income applicable to common shares (non-GAAP)	$165,965	$146,208	$158,235	$493,350	$481,213
Total average shareholders’equity	$5,990,429	$5,450,173	$5,083,883	$5,628,346	$5,008,648
Less: Average preferred stock	(412,500)	(412,500)	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders’ equity	$5,577,929	$5,037,673	$4,671,383	$5,215,846	$4,596,148
Less: Average acquisition-related intangible assets	(833,574)	(677,207)	(681,520)	(730,216)	(679,799)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$4,744,355	$4,360,466	$3,989,863	$4,485,630	$3,916,349
Return on average common equity, annualized (N/P)	11.63%	11.61%	13.35%	12.52%	13.91%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	13.92	13.49	15.73	14.69	16.43

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$232,709	$211,343	$224,858	$694,008	$679,838
Add: Provision for credit losses	22,334	40,061	19,923	84,068	71,482
Pre-tax income, excluding provision for credit losses (non-GAAP)	$255,043	$251,404	$244,781	$778,076	$751,320

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2023 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At September 30, 2024, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Board of Directors.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At September 30, 2024, the loan and held-to-maturity debt securities portfolios represent 80% of the total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

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

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at September 30, 2024:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 5%-10%	Increases estimate by 10%-15%
Commercial Real Estate:
Construction	Decreases estimate by 15%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 5%-6%	Increases estimate by 5%-6%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at September 30, 2024:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 40%-45%	Increases estimate by 105%-110%
Non-Construction	Decreases estimate by 30%-35%	Increases estimate by 55%-60%

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

Net Income

Net income for the quarter ended September 30, 2024 totaled $170.0 million, an increase of $5.8 million, or 4%, compared to the quarter ended September 30, 2023. On a per share basis, net income for the third quarter of 2024 totaled $2.47 per diluted common share compared to $2.53 for the third quarter of 2023.

The increase in net income for the third quarter of 2024 as compared to the same period in the prior year is primarily attributable to increased net interest income, partially offset by increased non-interest expense including the impact of the Macatawa acquisition. See “Net Interest Income”, “Non-interest Income”, “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended September 30, 2024 compared to the Quarters Ended June 30, 2024 and September 30, 2023

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the third quarter of 2024 as compared to the second quarter of 2024 (sequential quarters) and third quarter of 2023 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023	Sep 30, 2024	Jun 30, 2024	Sep 30, 2023
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$2,413,728	$1,485,481	$2,053,568	$32,885	$19,748	$28,022	5.42%	5.35%	5.41%
Investment securities(2)	8,276,576	8,203,764	7,706,285	70,260	70,346	59,737	3.38	3.45	3.08
FHLB and FRB stock	263,707	253,614	201,252	5,451	4,974	3,896	8.22	7.89	7.68
Liquidity management assets(3)(8)	$10,954,011	$9,942,859	$9,961,105	$108,596	$95,068	$91,655	3.94%	3.85%	3.65%
Other earning assets(3)(4)(8)	17,542	15,257	17,879	282	235	291	6.38	6.23	6.47
Mortgage loans held-for-sale	376,251	347,236	319,099	6,233	5,434	4,767	6.59	6.29	5.93
Loans, net of unearned income(3)(5)(8)	45,920,586	43,819,354	40,707,042	796,637	752,117	668,183	6.90	6.90	6.51
Total earning assets(8)	$57,268,390	$54,124,706	$51,005,125	$911,748	$852,854	$764,896	6.33%	6.34%	5.95%
Allowance for loan and investment security losses	(383,736)	(360,504)	(319,491)
Cash and due from banks	467,333	434,916	459,819
Other assets	3,563,296	3,294,066	3,236,528
Total assets	$60,915,283	$57,493,184	$54,381,981

NOW and interest-bearing demand deposits	$5,174,673	$4,985,306	$5,815,155	$30,971	$32,719	$36,001	2.38%	2.64%	2.46%
Wealth management deposits	1,362,747	1,531,865	1,512,765	10,158	10,294	9,350	2.97	2.70	2.45
Money market accounts	16,436,111	15,272,126	14,155,446	167,382	155,100	124,742	4.05	4.08	3.50
Savings accounts	6,096,746	5,878,844	5,472,535	42,892	41,063	31,784	2.80	2.81	2.30
Time deposits	9,598,109	8,546,172	6,495,906	110,616	96,527	60,906	4.58	4.54	3.72
Interest-bearing deposits	$38,668,386	$36,214,313	$33,451,807	$362,019	$335,703	$262,783	3.72%	3.73%	3.12%
Federal Home Loan Bank advances	3,178,973	3,096,920	2,241,292	26,254	24,797	17,436	3.29	3.22	3.09
Other borrowings	622,792	587,262	657,454	9,013	8,700	9,384	5.76	5.96	5.66
Subordinated notes	298,135	410,331	437,658	3,712	5,185	5,491	4.95	5.08	4.98
Junior subordinated debentures	253,566	253,566	253,566	5,023	4,984	4,948	7.88	7.91	7.74
Total interest-bearing liabilities	$43,021,852	$40,562,392	$37,041,777	$406,021	$379,369	$300,042	3.75%	3.76%	3.21%
Non-interest-bearing deposits	10,271,613	9,879,134	10,612,009
Other liabilities	1,631,389	1,601,485	1,644,312
Equity	5,990,429	5,450,173	5,083,883
Total liabilities and shareholders’ equity	$60,915,283	$57,493,184	$54,381,981
Interest rate spread(6)(8)							2.58%	2.58%	2.74%
Less: Fully taxable-equivalent adjustment				(3,144)	(2,875)	(2,496)	(0.02)	(0.02)	(0.02)
Net free funds/contribution(7)	$14,246,538	$13,562,314	$13,963,348				0.93	0.94	0.88
Net interest income/margin (GAAP)(8)				$502,583	$470,610	$462,358	3.49%	3.50%	3.60%
Fully taxable-equivalent adjustment				3,144	2,875	2,496	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$505,727	$473,485	$464,854	3.51%	3.52%	3.62%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023 were $3.1 million, $2.9 million and $2.5 million, respectively.
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

For the third quarter of 2024, net interest income totaled $502.6 million, an increase of $32.0 million as compared to the second quarter of 2024, and an increase of $40.2 million as compared to the third quarter of 2023. Net interest margin was 3.49% (3.51% on a FTE basis, non-GAAP) during the third quarter of 2024 compared to 3.50% (3.52% on a FTE basis, non-GAAP) during the second quarter of 2024, and 3.60% (3.62% on a FTE basis, non-GAAP) during the third quarter of 2023.

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$1,720,387	$1,584,120	$69,310	$58,443	5.38%	4.93%
Investment securities (2)	8,276,711	7,637,612	210,834	172,025	3.40	3.01
FHLB and FRB stock	249,375	219,442	14,903	11,120	7.98	6.77
Liquidity management assets (3)(8)	$10,246,473	$9,441,174	$295,047	$241,588	3.85%	3.42%
Other earning assets (3)(4)(8)	15,966	17,906	715	876	5.98	6.54
Mortgage loans held-for-sale	338,061	299,426	15,813	12,473	6.25	5.57
Loans, net of unearned income (3)(5)(8)	43,963,779	39,974,840	2,261,341	1,851,686	6.87	6.19
Total earning assets (8)	$54,564,279	$49,733,346	$2,572,916	$2,106,623	6.30%	5.66%
Allowance for loan and investment security losses	(368,713)	(301,742)
Cash and due from banks	450,899	476,490
Other assets	3,367,882	3,120,105
Total assets	$58,014,347	$53,028,199

NOW and interest-bearing demand deposits	$5,279,697	$5,544,488	$98,586	$83,949	2.49%	2.02%
Wealth management deposits	1,467,886	1,739,427	30,913	30,705	2.81	2.36
Money market accounts	15,398,045	13,480,887	460,466	299,649	3.99	2.97
Savings accounts	5,923,205	5,172,174	123,026	73,203	2.77	1.89
Time deposits	8,435,172	5,718,850	284,263	133,574	4.50	3.12
Interest-bearing deposits	$36,504,005	$31,655,826	$997,254	$621,080	3.65%	2.62%
Federal Home Loan Bank advances	3,002,228	2,313,571	73,099	53,970	3.25	3.12
Other borrowings	612,627	628,915	26,961	25,723	5.88	5.47
Subordinated notes	381,813	437,543	14,384	16,502	5.03	5.04
Junior subordinated debentures	253,566	253,566	15,011	14,101	7.91	7.44
Total interest-bearing liabilities	$40,754,239	$35,289,421	$1,126,709	$731,376	3.69%	2.77%
Non-interest-bearing deposits	10,041,972	11,224,841
Other liabilities	1,589,790	1,505,289
Equity	5,628,346	5,008,648
Total liabilities and shareholders’ equity	$58,014,347	$53,028,199
Interest rate spread (6)(8)					2.61%	2.89%
Less: Fully taxable-equivalent adjustment			(8,820)	(7,357)	(0.02)	(0.02)
Net free funds/contribution (7)	$13,810,040	$14,443,925			0.93	0.81
Net interest income/margin (GAAP) (8)			$1,437,387	$1,367,890	3.52%	3.68%
Fully taxable-equivalent adjustment			8,820	7,357	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$1,446,207	$1,375,247	3.54%	3.70%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the nine months ended September 30, 2024 and September 30, 2023 were $8.8 million and $7.4 million, respectively.
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

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month ended September 30, 2024 to each of the three month periods ended June 30, 2024 and September 30, 2023 and nine month periods ended September 30, 2024 and 2023. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2024 Compared to Second Quarter of 2024	Third Quarter of 2024 Compared to Third Quarter of 2023	First Nine Months of 2024 Compared to First Nine Months of 2023
(In thousands)
Net interest income, FTE basis (non-GAAP)(1) for comparative period	$473,485	$464,854	$1,375,247
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	27,425	44,676	87,092
Change due to interest rate fluctuations (rate)	(329)	(3,803)	(21,151)
Change due to number of days in each period	5,146	—	5,019
Less: FTE adjustment	(3,144)	(3,144)	(8,820)
Net interest income (GAAP)(1) for the period ended September 30, 2024	$502,583	$502,583	$1,437,387
FTE adjustment	3,144	3,144	8,820
Net interest income, FTE basis (non-GAAP)(1)	$505,727	$505,727	$1,446,207
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2024	September 30, 2023
Brokerage	$6,139	$4,359	$1,780	41%
Trust and asset management	31,085	29,170	1,915	7
Total wealth management (1)	37,224	33,529	3,695	11
Mortgage banking	15,974	27,395	(11,421)	(42)
Service charges on deposit accounts	16,430	14,217	2,213	16
Gains (losses) on investment securities, net	3,189	(2,357)	5,546	NM
Fees from covered call options	988	4,215	(3,227)	(77)
Trading gains, net	(130)	728	(858)	NM
Operating lease income, net	15,335	13,863	1,472	11
Other:
Interest rate swap fees	2,914	2,913	1	—
BOLI	1,517	729	788	NM
Administrative services	1,450	1,336	114	9
Foreign currency remeasurement (losses) gains	696	(446)	1,142	NM
Changes in fair value on EBOs and loans held-for-investment	518	(338)	856	NM
Early pay-offs of capital leases	532	461	71	15
Miscellaneous	16,510	16,233	277	2
Total Other	24,137	20,888	3,249	16
Total Non-interest Income	$113,147	$112,478	$669	1%
(1)Wealth management revenue is comprised of the trust and asset management revenue of Wintrust Private Trust Company, N.A. (“WPTC”) and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
NM—Not Meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2024	September 30, 2023
Brokerage	$17,283	$13,296	$3,987	30%
Trust and asset management	90,169	84,036	6,133	7
Total wealth management (1)	107,452	97,332	10,120	10
Mortgage banking	72,761	75,640	(2,879)	(4)
Service charges on deposit accounts	46,787	40,728	6,059	15
Gains (losses) on investment securities, net	233	(959)	1,192	NM
Fees from covered call options	7,891	17,184	(9,293)	(54)
Trading gains, net	617	1,647	(1,030)	(63)
Operating lease income, net	43,383	39,136	4,247	11
Other:
Interest rate swap fees	9,134	8,230	904	11
BOLI	4,519	3,402	1,117	33
Administrative services	3,989	4,270	(281)	(7)
Foreign currency remeasurement (losses) gains	(620)	(91)	(529)	NM
Changes in fair value on EBOs and loans held-for-investment	683	(35)	718	NM
Early pay-offs of capital leases	1,355	1,027	328	32
Miscellaneous	76,690	45,766	30,924	68
Total Other	95,750	62,569	33,181	53
Total Non-interest Income	$374,874	$333,277	$41,597	12%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the WPTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
NM—Not Meaningful.
Notable contributions to the change in non-interest income are as follows:

Wealth management revenue increased by $3.7 million and $10.1 million in the three and nine months ended September 30, 2024 as compared to the same periods of 2023, respectively. For the three and nine months ended September 30, 2024, the increase is primarily due to increased asset management fees as a result of higher assets under management when compared to same period in the prior year.

Mortgage banking revenue decreased for the three months ended September 30, 2024 as compared to the same period in 2023 due to lower net revenue related to MSR activity and valuation adjustments. On a year-to-date basis, mortgage banking revenue decreased slightly for the nine months ended September 30, 2024 as compared to the same period in 2023 as a result of lower net revenue related to MSR activity which was offset by higher production revenue from increased mortgage production. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated for sale totaled $766.8 million in the third quarter of 2024 as compared to $572.6 million in the third quarter of 2023. On a year-to-date basis, mortgage loans originated for sale totaled $2.0 billion for the nine months ended September 30, 2024 as compared to $1.5 billion for the nine months ended September 30, 2023. The increase in originations from the comparative three and nine month periods was driven by growth in both purchase and refinance originations as housing inventories have improved and interest rates pulled back from peak levels reached in 2023. The percentage of origination volume from refinancing activities was 28% and 22% for the three and nine months ended September 30, 2024, as compared to 16% and 17%, for the same periods in 2023, respectively.

The Company records MSRs at fair value on a recurring basis. For the three months ended September 30, 2024, the fair value of the MSRs portfolio decreased as a result of an unfavorable fair value adjustment of $17.3 million was recorded and a reduction in value of $7.3 million due to payoffs, paydowns and repurchases of the existing portfolio, partially offset as retained servicing rights led to capitalization of $6.4 million. On a year-to-date basis, the fair value of MSRs decreased due to a unfavorable fair value adjustment of $8.9 million as well as a reduction in value of $17.2 million due to payoffs, paydowns and repurchases of the existing portfolio, partially offset by retained servicing rights led to capitalization of $20.0 million. See Note (9) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge was a favorable $6.9 million and $3.5 million for the three and nine months ended September 30, 2024, respectively.

Service charges on deposits increased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 primarily as a result of increased account analysis services fees. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

The Company recognized net gains on investment securities for the three and nine months ended September 30, 2024 of $3.2 million and $233,000, respectively. The Company recognized net losses on investment securities for the three and nine months ended September 30, 2023 of $2.4 million and $1.0 million, respectively. The net gains for the three and nine months ended September 30, 2024 were primarily due to gains on the Company’s equity investment securities recorded in the third quarter of 2024. See Note (5) “Investment Securities” to the Consolidated Financial Statements in Item 1 of this report for more information on net gains and losses on investment securities.

Fees from covered call options for the three and nine months ended September 30, 2024 decreased $3.2 million and $9.3 million, respectively, when compared to the same periods in the prior year, respectively. The decreased income was primarily because the Company sold less options than the prior year for both comparative periods. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at September 30, 2024 and 2023.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees. This category of income increased $277,000 and $30.9 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively. For the three months ended September 30, 2024, miscellaneous income increased compared to the same period in 2023 primarily due higher fee income earned on card-related arrangements and partnership income. The increased income on a year-to-date basis was primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s Retirement Benefits Advisors (“RBA") division within its wealth management business as well as a $4.6 million gain recognized in the second quarter of 2024 on the sale of premium finance receivables.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Originations:
Retail originations	$527,408	$408,761	$1,403,306	$1,071,786
Veterans First originations	239,369	163,856	561,270	451,218
Total originations for sale (A)	$766,777	$572,617	$1,964,576	$1,523,004
Originations for investment	218,984	137,622	663,561	453,597
Total originations	$985,761	$710,239	$2,628,137	$1,976,601
As percentage of originations for sale:
Retail originations	69%	71%	71%	70%
Veterans First originations	31	29	29	30
Purchases	72%	84%	78%	83%
Refinances	28	16	22	17
Production Margin:
Production revenue (B) (1)	$13,113	$13,766	$41,538	$34,233
Total originations for sale (A)	$766,777	$572,617	$1,964,576	$1,523,004
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	272,072	150,713	272,072	150,713
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	222,738	196,246	119,624	113,303
Total mortgage production volume (C)	$816,111	$527,084	$2,117,024	$1,560,414
Production margin (B/C)	1.61%	2.61%	1.96%	2.19%
Mortgage Servicing:
Loans serviced for others (D)	$12,253,361	$11,885,531
MSRs, at fair value (E)	186,308	210,524
Percentage of MSRs to loans serviced for others (E/D)	1.52%	1.77%
Servicing income	$10,809	$10,191	$31,893	$33,277
Components of MSR:
MSR - changes in fair value model assumptions	$(17,331)	$4,723	$(8,859)	$485
Changes in fair value of derivative contract held as an economic hedge, net	6,892	(2,481)	3,543	(2,261)
MSR valuation adjustment, net of changes in fair value of derivative contract held as an economic hedge	$(10,439)	$2,242	$(5,316)	$(1,776)
MSR - current period capitalization	6,357	9,706	19,959	23,533
MSR - collection of expected cash flow - paydowns	(1,598)	(1,492)	(4,546)	(4,712)
MSR - collection of expected cash flow - payoffs and repurchases	(5,730)	(3,105)	(12,702)	(8,837)
MSR activity	$(11,410)	$7,351	$(2,605)	$8,208
Summary of Mortgage Banking Revenue:
Production revenue (1)	$13,113	$13,766	$41,538	$34,233
Servicing income	10,809	10,191	31,893	33,277
MSR activity	(11,410)	7,351	(2,605)	8,208
Changes in fair value on EBO loans guaranteed by U.S. government agencies	3,529	(4,245)	1,981	(440)
Other revenue	(67)	332	(46)	362
Total mortgage banking revenue	$15,974	$27,395	$72,761	$75,640
Changes in fair value on EBOs and loans held-for-investment	$518	$(338)	$683	$(35)
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

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2024	September 30, 2023
Salaries and employee benefits:
Salaries	$118,971	$111,303	$7,668	7%
Commissions and incentive compensation	57,575	48,817	8,758	18
Benefits	34,715	32,218	2,497	8
Total salaries and employee benefits	211,261	192,338	18,923	10
Software and equipment	31,574	25,951	5,623	22
Operating lease equipment	10,518	12,020	(1,502)	(12)
Occupancy, net	19,945	21,304	(1,359)	(6)
Data processing	9,984	10,773	(789)	(7)
Advertising and marketing	18,239	18,169	70	0
Professional fees	9,783	8,887	896	10
Amortization of other acquisition-related intangible assets	4,042	1,408	2,634	NM
FDIC insurance	10,512	9,748	764	8
FDIC insurance - special assessment	—	—	—	NM
OREO expense, net	(938)	120	(1,058)	NM
Other:
Lending expenses, net of deferred originations costs	4,995	4,777	218	5
Travel and entertainment	5,364	5,449	(85)	(2)
Miscellaneous	25,408	19,111	6,297	33
Total other	35,767	29,337	6,430	22
Total Non-interest Expense	$360,687	$330,055	$30,632	9%

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2024	September 30, 2023
Salaries and employee benefits:
Salaries	$345,003	$327,328	$17,675	5%
Commissions and incentive compensation	160,727	133,127	27,600	21
Benefits	99,245	93,587	5,658	6
Total salaries and employee benefits	604,975	554,042	50,933	9
Software and equipment	88,536	76,853	11,683	15
Operating lease equipment	32,035	31,669	366	1
Occupancy, net	58,616	58,966	(350)	(1)
Data processing	28,779	29,908	(1,129)	(4)
Advertising and marketing	48,715	47,909	806	2
Professional fees	29,303	25,990	3,313	13
Amortization of other acquisition-related intangible assets	6,322	4,142	2,180	53
FDIC insurance	30,322	27,425	2,897	11
FDIC insurance - special assessment	5,156	—	5,156	NM
OREO expense, net	(805)	31	(836)	NM
Other:
Lending expenses, net of deferred originations costs	15,408	15,766	(358)	(2)
Travel and entertainment	15,301	15,440	(139)	(1)
Miscellaneous	71,522	61,706	9,816	16
Total other	102,231	92,912	9,319	10
Total Non-interest Expense	$1,034,185	$949,847	$84,338	9%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:
Salaries and employee benefits expense increased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The increase was primarily due to elevated commissions from increased mortgage production as well as due to the increase in employees related to the growth of the Company, including the Macatawa acquisition.
Software and equipment expense increased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities.
Amortization of other acquisition-related intangible assets increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The Macatawa acquisition impacted this increase by approximately $3.0 million.
FDIC insurance expense increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023. On a year-to-date basis, the increase is primarily due to the Company’s recognition of approximately $5.2 million accrued in the first quarter of 2024 as a result of the FDIC special assessment on uninsured deposits in response to certain bank failures that occurred in 2023 as compared to the nine months ended September 30, 2023. For the three months ended September 30, 2024, the increased expense is primarily due to balance sheet growth as compared to the three months ended September 30, 2023.
Miscellaneous expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. During the three and nine months ended September 30, 2024, the company incurred $1.6 million and $2.5 million, respectively, in acquisition expenses related to the acquisition of Macatawa.

Income Taxes

The Company recorded income tax expense of $62.7 million in the third quarter of 2024 compared to $60.7 million in the third quarter of 2023. The effective tax rates were 26.95% in the third quarter of 2024 compared to 26.98% in the third quarter of 2023. During the first nine months of 2024, the Company recorded income tax expense of $184.3 million compared to $180.7 million for the first nine months of 2023. The effective tax rates were 26.56% for the first nine months of 2024 and 26.58% for the first nine months of 2023.

The effective tax rates were partially impacted by the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded net excess tax benefits of $4.4 million in the first nine months of 2024, compared to net excess tax benefits of $2.9 million in the first nine months of 2023 related to share-based compensation, most of which was recorded in the first quarter for each year.

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

The community banking segment’s net interest income for the quarter ended September 30, 2024 totaled $396.9 million as compared to $360.6 million for the same period in 2023, an increase of $36.3 million, or 10%. On a year-to-date basis, net interest income for the nine months ended September 30, 2024 and September 30, 2023 was $1.1 billion. The increase in the third quarter of 2024, was primarily attributable to increased interest and fees on loans. The community banking segment’s non-interest income totaled $66.3 million in the third quarter of 2024, an decrease of $4.2 million, or 6%, when compared to the third quarter of 2023 total of $70.5 million. On a year-to-date basis, non-interest income totaled $212.6 million for the nine months ended September 30, 2024, an increase of $5.2 million, or 2%, compared to $207.4 million for the nine months ended September 30, 2023. The increase in the nine month period was primarily the result of gains on investment securities and increased service charges on deposit accounts, partially offset by decreased mortgage banking revenue due to the decrease in the fair value of MSRs related to the changes in fair value model assumptions. The community banking segment recorded provision for credit losses of $20.5 million and $77.2 million, respectively, for the three and nine months ended September 30, 2024, compared to $16.7 million and $64.6 million, respectively, for the same periods in 2023. The increase in provision for credit losses for the three and nine month period was primarily the result of loan growth, including $15.5 million in Day 1 provision related to the acquisition of Macatawa, coupled with losses experienced in the Commercial and Commercial Real

Estate portfolios. The community banking segment’s net income for each of the quarters ended September 30, 2024 and September 30, 2023 totaled $115.2 million. On a year-to-date basis, the net income of the community banking segment for the nine months ended September 30, 2024 totaled $326.5 million as compared to $351.9 million for the nine months ended September 30, 2023.

The specialty finance segment’s net interest income totaled $88.4 million for the quarter ended September 30, 2024, compared to $85.4 million for the same period in 2023, an increase of $3.0 million, or 4%. On a year-to-date basis, net interest income for the segment increased $25.2 million, or 10%, compared to the same period in 2023. The increase for the three and nine month period was primarily due to loan growth and increased interest rates on the premium finance receivables portfolios. The specialty finance segment’s non-interest income increased to $29.6 million from $20.8 million for the three months ended September 30, 2024 and 2023, respectively, and stood at $89.2 million and $78.3 million for the nine months ended September 30, 2024 and 2023, respectively. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 51%, 29%, 18% and 2%, respectively, of the net revenues of our specialty finance business for the nine month period ended September 30, 2024. The net income of the specialty finance segment for the quarter ended September 30, 2024 totaled $46.8 million as compared to $40.5 million for the quarter ended September 30, 2023. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2024 totaled $142.4 million as compared to $123.7 million for the nine months ended September 30, 2023.

The wealth management segment reported net interest income of $6.9 million for the third quarter of 2024 compared to $8.0 million in the same quarter of 2023, a decrease of $1.1 million, or 13%. On a year-to-date basis, net interest income totaled $22.6 million for the first nine months of 2024, as compared to $24.4 million for the first nine months of 2023. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.5 billion and $1.7 billion in the first nine months of 2024 and 2023, respectively. This segment recorded non-interest income of $37.4 million for the third quarter of 2024 compared to $37.3 million for the third quarter of 2023. On a year-to-date basis, this segment recorded non-interest income of $131.5 million for the first nine months of 2024 as compared to $101.0 million for the first nine months of 2023. The increase was primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within the wealth management business. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $8.0 million for the third quarter of 2024 compared to $8.5 million for the third quarter of 2023. On a year-to-date basis, the wealth management segment’s net income totaled $40.8 million and $23.6 million for the nine month period ended September 30, 2024 and 2023, respectively.

Financial Condition

Total assets were $63.8 billion at September 30, 2024, representing an increase of $8.2 billion, or 15%, when compared to September 30, 2023 and an increase of approximately $4.0 billion, or 27% on an annualized basis, when compared to June 30, 2024. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $55.8 billion at September 30, 2024, $52.4 billion at June 30, 2024, and $48.7 billion at September 30, 2023. See Notes (5), (6), (10), (11) and (12) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2024		June 30, 2024		September 30, 2023
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$376,251	1%	$347,236	1%	$319,099	1%
Loans, net of unearned income
Commercial	$14,544,139	25%	$13,729,524	25%	$12,323,460	24%
Commercial real estate	12,502,355	22	11,810,525	22	10,757,683	21
Home equity	402,868	1	348,306	1	338,652	1
Residential real estate	3,171,131	6	2,893,829	5	2,556,984	5
Premium finance receivables	15,216,015	27	14,956,258	28	14,625,723	29
Other loans	84,078	0	80,912	0	104,540	0
Total average loans (1)	$45,920,586	81%	$43,819,354	81%	$40,707,042	80%
Liquidity management assets (2)	10,954,011	18	9,942,859	18	9,961,105	19
Other earning assets (3)	17,542	0	15,257	0	17,879	0
Total average earning assets	$57,268,390	100%	$54,124,706	100%	$51,005,125	100%
Total average assets	$60,915,283		$57,493,184		$54,381,981
Total average earning assets to total average assets		94%		94%		94%
(1)Total average loans includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Mortgage loans held-for-sale represents such loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The increase in average balance for the third quarter of 2024 as compared to the sequential and prior year periods is primarily due to higher mortgage origination production.

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the third quarter of 2024 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts as well as loans acquired through the Macatawa acquisition. The aggregate balances of these loan categories comprised 59%, 58% and 57% of the average loan portfolio in the third quarter of 2024, second quarter of 2024 and third quarter of 2023, respectively.

Residential real estate loans averaged $3.2 billion in the third quarter of 2024, and increased $614.1 million, or 24%, from the average balance of $2.6 billion in the same period of 2023. Additionally, compared to the quarter ended June 30, 2024, the average balance increased $277.3 million, or 38% on an annualized basis. Growth is due to the Company continuing to allocate a portion of its mortgage production for investment instead of for subsequent sale into the secondary market.

The increase in the premium finance receivables during the third quarter of 2024 compared to the third quarter of 2023 was the result of continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables as well as effective marketing and customer servicing. Approximately $4.8 billion of premium finance receivables were originated in the third quarter of 2024 compared to $4.6 billion during the same period of 2023. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 47% and 53%, respectively, of the average total balance of premium finance receivables for the third quarter of 2024, and 46% and 54%, respectively, for the third quarter of 2023.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2024		September 30, 2023
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$338,061	1%	$299,426	1%
Loans:
Commercial	$13,728,791	25%	$12,446,914	25%
Commercial real estate	11,942,029	22	10,449,106	21
Home equity	365,150	1	336,765	1
Residential real estate	2,932,839	5	2,449,661	5
Premium finance receivables	14,913,225	27	14,209,217	28
Other loans	81,745	0	83,177	0
Total average loans(1)	$43,963,779	80%	$39,974,840	80%
Liquidity management assets (2)	10,246,473	19	9,441,174	19
Other earning assets (3)	15,966	0	17,906	0
Total average earning assets	$54,564,279	100%	$49,733,346	100%
Total average assets	$58,014,347		$53,028,199
Total average earning assets to total average assets		94%		94%
(1)Total average loans includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at September 30, 2024 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2024	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$442,214	$3,352,273	$1,914,643	$23,532	$5,732,662
Variable rate	9,513,446	1,585	—	—	9,515,031
Total commercial	$9,955,660	$3,353,858	$1,914,643	$23,532	$15,247,693
Commercial real estate
Fixed rate	$570,054	$2,866,473	$420,951	$55,521	$3,912,999
Variable rate	8,868,451	11,899	68	—	8,880,418
Total commercial real estate	$9,438,505	$2,878,372	$421,019	$55,521	$12,793,417
Home equity
Fixed rate	$8,588	$1,593	$—	$22	$10,203
Variable rate	416,840	—	—	—	416,840
Total home equity	$425,428	$1,593	$—	$22	$427,043
Residential real estate
Fixed rate	$7,088	$5,468	$75,934	$1,086,008	$1,174,498
Variable rate	92,075	512,374	1,609,091	—	2,213,540
Total residential real estate	$99,163	$517,842	$1,685,025	$1,086,008	$3,388,038
Premium finance receivables - property & casualty
Fixed rate	$7,049,022	$82,659	$—	$—	$7,131,681
Variable rate	—	—	—	—	—

Total premium finance receivables - property & casualty	$7,049,022	$82,659	$—	$—	$7,131,681
Premium finance receivables - life insurance
Fixed rate	$160,090	$444,534	$4,000	$4,654	$613,278
Variable rate	7,383,621	—	—	—	7,383,621
Total premium finance receivables - life insurance	$7,543,711	$444,534	$4,000	$4,654	$7,996,899
Consumer and other
Fixed rate	$17,226	$7,218	$841	$998	$26,283
Variable rate	56,393	—	—	—	56,393
Total consumer and other	$73,619	$7,218	$841	$998	$82,676
Total per category
Fixed rate	$8,254,282	$6,760,218	$2,416,369	$1,170,735	$18,601,604
Variable rate	26,330,826	525,858	1,609,159	—	28,465,843
Total loans, net of unearned income	$34,585,108	$7,286,076	$4,025,528	$1,170,735	$47,067,447
Less: Existing cash flow hedging derivatives	$(6,000,000)
Less : Cash flow hedging derivatives effective in Q4 2024	$(700,000)
Total loans repricing or maturing in one year or less, adjusted for cash flow hedging activity	$27,885,108

Variable Rate Loan Pricing by Index:
SOFR tenors					$17,155,288
12- month CMT					6,242,461
Prime					3,545,047
Fed Funds					951,119
Ameribor tenors					237,486
Other U.S. Treasury tenors					196,990
Other					137,452
Total variable rate					$28,465,843
SOFR - Secured Overnight Financing Rate.
CMT - Constant Maturity Treasury Rate.
Ameribor - American Interbank Offered Rate.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of September 30, 2024 and 2023:

	As of September 30, 2024			As of September 30, 2023
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other	$15,247,693	54.4%	$171,598	$12,725,473	53.8%	$151,488
Commercial Real Estate:
Construction and development	$2,403,690	8.6%	$97,949	$1,893,773	8.0%	$90,622
Non-construction	10,389,727	37.0	133,195	9,052,407	38.2	125,096
Total commercial real estate	$12,793,417	45.6%	$231,144	$10,946,180	46.2%	$215,718
Total commercial and commercial real estate	$28,041,110	100.0%	$402,742	$23,671,653	100.0%	$367,206

Commercial real estate - collateral location by state:
Illinois	$7,154,012	55.9%		$6,805,308	62.2%
Wisconsin	868,844	6.8		889,452	8.1
Michigan	854,189	6.7		184,197	1.7
Total primary markets	$8,877,045	69.4%		$7,878,957	72.0%
Indiana	445,417	3.5		361,776	3.3
Florida	423,517	3.3		292,423	2.7
Tennessee	289,989	2.3		162,961	1.5
Texas	281,057	2.2		205,756	1.9
California	259,341	2.0		237,145	2.2
Other	2,217,051	17.3		1,807,162	16.4
Total commercial real estate	$12,793,417	100.0%		$10,946,180	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. Primarily as a result of growth in the Company’s commercial loan portfolio our allowance for credit losses in our commercial loan portfolio increased to $171.6 million as of September 30, 2024 compared to $151.5 million as of September 30, 2023.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area, southern Wisconsin and west Michigan, 69.4% of our commercial real estate loan portfolio is located in this region as of September 30, 2024. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of September 30, 2024, our allowance for credit losses related to this portfolio was $231.1 million compared to $215.7 million as of September 30, 2023. The increase in the allowance for credit losses is primarily a result of growth in our commercial real estate portfolio. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	September 30, 2024					September 30, 2023
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$1,508	$71,580	$73,088	1%	$620	$3,517	$48,033	$51,550	0%	$874
Commercial construction	180,912	1,803,328	1,984,240	15	4,450	75,427	1,471,895	1,547,322	14	4,846
Land	6,411	339,951	346,362	3	1,786	9,746	285,155	294,901	3	1,798
Office	286,821	1,388,465	1,675,286	13	1,508	274,950	1,147,798	1,422,748	13	1,345
Industrial	974,064	1,553,868	2,527,932	20	1,719	826,133	1,231,824	2,057,957	19	1,531
Retail	355,867	1,048,719	1,404,586	11	1,176	322,263	1,019,188	1,341,451	12	1,184
Multi-family	103,166	3,090,173	3,193,339	25	1,336	109,611	2,601,218	2,710,829	25	1,161
Mixed use and other	548,315	1,040,269	1,588,584	12	1,151	482,197	1,037,225	1,519,422	14	1,191
Total commercial real estate	$2,457,064	$10,336,353	$12,793,417	100%	$1,541	$2,103,844	$8,842,336	$10,946,180	100%	$1,425

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

Loan Portfolio Aging

As of September 30, 2024, excluding early buy-out loans guaranteed by U.S. government agencies, $83.1 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $204.0 million, or 0.4% of all loans, were 30 to 59 days (or one payment) past due. As of June 30, 2024, excluding early buy-out loans guaranteed by U.S. government agencies, $59.4 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $139.8 million, or 0.3% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2024 that were current with regard to the contractual terms of the loan agreement represent 98.9% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at September 30, 2024 that were current with regards to the contractual terms of the loan agreements comprise 99.2% of total residential real estate loans outstanding. For more information regarding delinquent loans as of September 30, 2024, see Note (7) “Allowance for Credit Losses” in Item 1 of this report.

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2023
Loans past due greater than 90 days and still accruing:
Commercial	$20	$304	$200
Commercial real estate	225	—	1,092
Home equity	—	—	—
Residential real estate	—	—	—
Premium finance receivables—property and casualty	18,235	22,427	16,253
Premium finance receivables—life insurance	—	—	10,679
Consumer and other	148	121	27
Total loans past due greater than 90 days and still accruing	18,628	22,852	28,251
Nonaccrual loans:
Commercial	63,826	51,087	43,569
Commercial real estate	42,071	48,289	17,043
Home equity	1,122	1,100	1,363
Residential real estate	17,959	18,198	16,103
Premium finance receivables—property and casualty	36,079	32,722	26,756
Premium finance receivables—life insurance	—	—	—
Consumer and other	2	3	16
Total nonaccrual loans	161,059	151,399	104,850
Total non-performing loans:
Commercial	63,846	51,391	43,769
Commercial real estate	42,296	48,289	18,135
Home equity	1,122	1,100	1,363
Residential real estate	17,959	18,198	16,103
Premium finance receivables—property and casualty	54,314	55,149	43,009
Premium finance receivables—life insurance	—	—	10,679
Consumer and other	150	124	43
Total non-performing loans	$179,687	$174,251	$133,101
Other real estate owned	13,682	19,731	14,060
Total non-performing assets	193,369	$193,982	$147,161
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.42%	0.36%	0.34%
Commercial real estate	0.33	0.40	0.17
Home equity	0.26	0.31	0.40
Residential real estate	0.53	0.59	0.59
Premium finance receivables—property and casualty	0.76	0.78	0.64
Premium finance receivables—life insurance	—	—	0.13
Consumer and other	0.18	0.14	0.06
Total non-performing loans	0.38%	0.39%	0.32%
Total non-performing assets, as a percentage of total assets	0.30%	0.32%	0.26%
Total nonaccrual loans as a percentage of total loans	0.34%	0.34%	0.25%
Allowance for credit losses as a percentage of nonaccrual loans	270.53%	288.69%	380.69%
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

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2024	2023	2024	2023
Balance at beginning of period	$174,251	$108,712	$139,030	$100,697
Additions from becoming non-performing in the respective period	42,335	18,666	96,711	64,367
Additions from assets acquired in the respective period	189		189	—
Return to performing status	(362)	(1,702)	(1,274)	(2,542)
Payments received	(10,894)	(6,488)	(20,505)	(24,063)
Transfer to OREO and other repossessed assets	(3,680)	(2,671)	(10,625)	(5,629)
Charge-offs	(21,211)	(3,011)	(28,884)	(6,866)
Net change for premium finance receivables	(941)	19,595	(4,284)	7,137
Balance at end of period	$179,687	$133,101	$170,358	$133,101

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

Management determined that the allowance for credit losses was appropriate at September 30, 2024, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Allowance for credit losses at beginning of period	$437,069	$387,380	$427,265	$357,448
Cumulative effect adjustment from the adoption of ASU 2022-02	—	—	—	741
Provision for credit losses - other	6,799	19,948	68,389	71,589
Provision for credit losses - Day 1 on non-PCD assets acquired during the period	15,547	—	15,547	—
Initial allowance for credit losses recognized on PCD assets acquired during the period	3,004	—	3,004	—
Other adjustments	30	(60)	(20)	(15)
Charge-offs:
Commercial	22,975	2,427	43,774	10,599
Commercial real estate	95	1,713	21,090	9,842
Home equity	—	227	74	227
Residential real estate	—	78	61	78
Premium finance receivables - property & casualty	7,790	5,830	24,214	14,978
Premium finance receivables - life insurance	4	18	4	173
Consumer and other	154	184	398	447
Total charge-offs	31,018	10,477	89,615	36,344
Recoveries:
Commercial	649	1,162	2,078	2,059
Commercial real estate	30	243	151	368
Home equity	101	33	165	105
Residential real estate	5	1	15	11
Premium finance receivables - property & casualty	3,436	906	8,613	3,110
Premium finance receivables - life insurance	41	—	54	9
Consumer and other	21	14	68	69
Total recoveries	4,283	2,359	11,144	5,731
Net charge-offs	(26,735)	(8,118)	(78,471)	(30,613)
Allowance for credit losses at period end	$435,714	$399,150	$435,714	$399,150
Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.61%	0.04%	0.41%	0.09%
Commercial real estate	0.00	0.05	0.23	0.12
Home equity	(0.10)	0.23	(0.03)	0.05
Residential real estate	0.00	0.01	0.00	0.00
Premium finance receivables - property & casualty	0.24	0.29	0.30	0.26
Premium finance receivables - life insurance	0.00	0.00	0.00	0.00
Consumer and other	0.63	0.65	0.54	0.60
Total loans, net of unearned income	0.23%	0.08%	0.24%	0.10%
Loans at period-end	$47,067,447	$41,446,032
Allowance for loan losses as a percentage of loans at period end	0.77%	0.76%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.93	0.96
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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance at beginning of period	$19,731	$11,586	$13,309	$9,900
Disposal/resolved	(9,729)	(467)	(11,481)	(1,635)
Transfers in at fair value, less costs to sell	3,680	2,941	12,061	5,899
Fair value adjustments	—	—	(207)	(104)
Balance at end of period	$13,682	$14,060	$13,682	$14,060

	Period End
(In thousands)	September 30, 2024	June 30, 2024	September 30, 2023
Residential real estate	$—	$161	$441
Commercial real estate	13,682	19,570	13,619
Total	$13,682	$19,731	$14,060

Deposits

Total deposits at September 30, 2024 were $51.4 billion, an increase of $6.4 billion, or 14%, compared to total deposits at September 30, 2023. See Note (10) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2024:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2024 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit
1-3 months	$3,125,473	4.71%
4-6 months	3,238,465	4.55
7-9 months	2,624,913	4.39
10-12 months	619,340	4.05
13-18 months	239,018	3.48
19-24 months	89,361	2.82
24+ months	62,003	2.29
Total	$9,998,573	4.47%

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2024		June 30, 2024		September 30, 2023
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$10,271,613	21%	$9,879,134	21%	$10,612,009	25%
NOW and interest-bearing demand deposits	5,174,673	11	4,985,306	11	5,815,155	13
Wealth management deposits	1,362,747	3	1,531,865	3	1,512,765	3
Money market	16,436,111	34	15,272,126	33	14,155,446	32
Savings	6,096,746	12	5,878,844	13	5,472,535	12
Time certificates of deposit	9,598,109	19	8,546,172	19	6,495,906	15
Total average deposits	$48,939,999	100%	$46,093,447	100%	$44,063,816	100%

Total average deposits for the third quarter of 2024 were $48.9 billion, an increase of $4.9 billion, or 11%, from the third quarter of 2023. Total deposits increased in the third quarter primarily as a result of the Macatawa acquisition as well as the Company’s increased marketing efforts to retain and attract deposits to support continued loan growth. Additionally, the diversity of our deposit base showed its resilience in a volatile market. The Company has experienced a change in the mix of deposits as non-interest bearing deposits have migrated to interest-bearing products.

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

	September 30,		December 31,
(Dollars in thousands)	2024	2023	2023	2022	2021
Total deposits	$51,404,966	$44,992,686	$45,397,170	$42,902,544	$42,095,585
Brokered deposits	4,080,401	3,693,997	4,216,718	3,174,093	1,591,083
Brokered deposits as a percentage of total deposits	7.9%	8.2%	9.3%	7.4%	3.8%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(In thousands)	2024	2024	2023
FHLB advances	$3,178,973	$3,096,920	$2,241,292
Other borrowings:
Notes payable	156,949	163,920	185,386
Short-term borrowings	37	799	15,706
Secured borrowings	407,993	364,207	396,464
Other	57,813	58,336	59,898
Total other borrowings	$622,792	$587,262	$657,454
Subordinated notes	298,135	410,331	437,658
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$4,353,466	$4,348,079	$3,589,970
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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	September 30, 2024	June 30, 2024	September 30, 2023
Tier 1 leverage ratio	9.6%	9.3%	9.2%
Risk-based capital ratios:
Tier 1 capital ratio	10.6	10.3	10.2
Common equity tier 1 capital ratio	9.8	9.5	9.3
Total capital ratio	12.2	12.1	12.0
Other ratio:
Total average equity-to-total average assets(1)	9.8	9.5	9.3
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Tier 1 leverage ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 capital ratio	6.0	8.5	6.0
Common equity tier 1 capital ratio	4.5	7.0	N/A
Total capital ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of September 30, 2024 would exceed such revised well-capitalized standard.

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

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April and July of 2024, the Company declared a quarterly cash dividend of $0.45 per common share. In January, April, July and October of 2023, the Company declared a quarterly cash dividend of $0.40 per common share.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2024, June 30, 2024 and September 30, 2023 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
September 30, 2024	1.2%	1.1%	0.4%	(0.9)%
June 30, 2024	1.5	1.0	0.6	(0.0)%
September 30, 2023	3.3	1.9	(2.0)	(5.2)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
September 30, 2024	1.6%	1.2%	0.7%	0.5%
June 30, 2024	1.2	1.0	0.9	1.0%
September 30, 2023	1.7	1.2	(0.5)	(2.4)%

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2024 and September 30, 2023. See

Note (14) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the nine months ended September 30, 2024 and September 30, 2023.

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

Wintrust Mortgage California PAGA Matter

On May 24, 2022, a former Wintrust Mortgage employee filed a California Private Attorney General Act (“PAGA”) suit, not individually, but as representative of all Wintrust Mortgage’s California hourly employees, against Wintrust Mortgage in the Superior Court of San Diego County, California. Plaintiff alleges Wintrust Mortgage failed to provide: (i) accurate sick leave accrual and pay; (ii) overtime wages; (iii) accurately itemized wage statements; (iv) meal breaks and meal premiums; (v) timely payment of earned wages; (vi) payment of all earned wages; and (vii) payment of all vested vacation hours. Wintrust Mortgage disputes the validity of Plaintiff’s claims and believes, to the extent there were defects in complying with California law governing the payment of compensation to Plaintiff, such errors would have been de minimis. Plaintiff also has an arbitration agreement with a collective and class action waiver and on January 19, 2023, Wintrust Mortgage moved to compel arbitration. The court stayed litigation pending mediation, which was held on May 13, 2024. The parties agreed to settle the dispute for an immaterial amount. On October 16, 2024, the court entered an order approving the settlement.

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

Wintrust Financial ERISA Matter

On July 29, 2022, a former Wintrust employee filed a class action in the District Court for the Northern District of Illinois asserting claims under the federal Employee Retirement Income Security Act (“ERISA”) against Wintrust Financial Corporation. Plaintiff alleges Wintrust breached its fiduciary duty in the selection of BlackRock Target Date funds for inclusion in its 401(k) plan, that Wintrust failed to monitor the performance of those funds, and in the alternative, Wintrust should be liable for breach of trust. Plaintiff’s sole basis for the allegations is that BlackRock Target Date funds allegedly performed more poorly than two comparable funds over a three-year period. Wintrust is one of several public companies that were sued on identical grounds within the same week by the same plaintiff’s law firm. On November 8, 2022, Wintrust filed a motion to dismiss the entire complaint. On July 14, 2023, the District Court granted Wintrust’s motion to dismiss and gave Plaintiff until August 2, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint which Wintrust moved to dismiss on September 14, 2023. On August 14, 2024, the district court granted Wintrust’s motion with prejudice. On September 9, 2024, Plaintiff timely appealed to the Seventh Circuit. Plaintiff’s opening brief is due on December 18, 2024 and Wintrust’s response brief is due on January 31, 2025. We continue to believe that plaintiff’s allegations continue to be legally and factually meritless, that the district court correctly dismissed the amended complaint, and otherwise lack sufficient information to estimate the amount of any potential liability.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the nine months ended September 30, 2024.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Item 6: Exhibits:

(a)Exhibits

10.1
Twelfth Amending Agreement, dated as of August 29, 2024 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K Filed with the Securities and Exchange Commission on August 29, 2024).

10.2
Performance Guarantee Confirmation, dated as of August 29, 2024, confirming the Performance Guarantee dated as of December 16, 2014, by and between the Company and Plaza Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on August 29, 2024).

10.3
Fee Letter dated as of August 29, 2024 by CIBC Mellon Trust Company, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada and acknowledged by First Insurance Funding of Canada Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on August 29, 2024).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	November 8, 2024	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	November 8, 2024	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)