Form 10-K
period 2024-12-31
WINTRUST FINANCIAL CORP
filed 2025-02-28
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2024 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $98.56, as reported by the Nasdaq Global Select Market, was $6,034,106,686.

As of February 26, 2025, the registrant had 66,707,801 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 22, 2025 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $64.9 billion as of December 31, 2024. We provide community-oriented, personal and commercial banking services to customers generally located in the Chicago metropolitan area, southern Wisconsin, northwest Indiana and west Michigan (“our market area”) through our sixteen wholly-owned-banking subsidiaries (collectively, the “banks”), as well as the origination of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank & Trust Company, N.A. (“Barrington Bank”). In addition, we provide specialty finance services, including financing for the payment of property and casualty insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through FIRST Insurance Funding, a division of our wholly-owned subsidiary Lake Forest Bank & Trust Company, N.A. (“Lake Forest Bank”), and Wintrust Life Finance, a division of Lake Forest Bank, and in Canada through our premium finance company, First Insurance Funding of Canada Inc. (“FIFC Canada”), an indirect subsidiary of Lake Forest Bank, lease financing and other direct leasing opportunities through our wholly-owned subsidiary, Wintrust Asset Finance, Inc. (“Wintrust Asset Finance”), and short-term accounts receivable financing and outsourced administrative services through our wholly-owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). Further, we provide a full range of wealth management services primarily to customers in our market area through four separate subsidiaries, The Wintrust Private Trust Company, N.A. (“WPT”) (formerly known as The Chicago Trust Company), Wintrust Investments, LLC (“Wintrust Investments”), Great Lakes Advisors, LLC (“Great Lakes Advisors” or “GLA”) and Chicago Deferred Exchange Company, LLC (“CDEC”).

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

Community Banking

Through our community banking segment, our banks provide community-oriented, personal and commercial banking services to customers located in our market area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. The banks have a strategy to provide comprehensive community-focused banking services. In keeping with this strategy, the banks provide highly personalized and responsive services, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and treasury management products. Using our multiple bank charter corporate structure to our advantage, we offer our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer’s deposit across our sixteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. We also have downtown Chicago and Milwaukee offices that work with each of our banks to capture commercial and industrial business. Our commercial and industrial lenders in our downtown offices operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and a full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. Our banks also offer home equity, consumer, and real estate loans, safe deposit facilities, ATMs, online and mobile banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

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

As of December 31, 2024, we owned sixteen nationally chartered banks: Lake Forest Bank, Barrington Bank, Wintrust Bank, N.A. (“Wintrust Bank”), Libertyville Bank & Trust Company, N.A. (“Libertyville Bank”), Northbrook Bank & Trust Company, N.A. (“Northbrook Bank”), Village Bank & Trust, N.A. (“Village Bank”), Wheaton Bank & Trust Company, N.A. (“Wheaton Bank”), State Bank of the Lakes, N.A. (“State Bank of the Lakes”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”), Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”), Hinsdale Bank & Trust Company, N.A. (“Hinsdale Bank”), St. Charles Bank & Trust Company, N.A. (“St. Charles Bank”), Town Bank, N.A. (“Town Bank”) and Macatawa Bank, N.A. (“Macatawa Bank”). As of December 31, 2024, we had 205 banking locations. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (“OCC”).

We also engage in the retail origination of residential mortgages through Wintrust Mortgage as well as consumer direct lending primarily to veterans through our Veterans First brand. Certain originated residential mortgage loans are sold to unaffiliated companies or the Company’s banks; and, Wintrust Mortgage balances selling loans with servicing retained versus servicing released to maximize current gain on sale revenue combined with potentially deepening customer relationships. Wintrust Mortgage maintains retail mortgage offices in a number of states, with the largest concentration located in the Chicago, Minneapolis, Salt Lake City and Los Angeles metropolitan areas.

We also offer several niche lending products through several of the banks. These include Barrington Bank’s Community Advantage program, which provides lending, deposit and treasury management services to condominium, homeowner and community associations; Hinsdale Bank’s mortgage warehouse lending program, which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area; Lake Forest Bank’s insurance agency finance lending program, which provides financing to insurance agents, brokers and insurance businesses; and Lake Forest Bank’s franchise lending program, which provides lending to restaurant franchisees. Other niches offered throughout our banking franchise include, but are not limited to, Wintrust Commercial Finance, which offers direct leasing opportunities; Wintrust Business Credit, which specializes in asset-based lending for middle-market companies; Wintrust SBA Lending, which is dedicated to offering expertise in Small Business Administration (“SBA”) loans; Wintrust Commercial Real Estate, which concentrates on real estate lending solutions including commercial mortgages and construction loans; and Wintrust Government, Non-Profit & Healthcare, which focuses on financial solutions for mission-based organizations such as healthcare facilities, non-profits, educational institutions and local government operations. In addition, we offer a niche deposit service through Northbrook Bank’s Funds Group and Financial Markets Group, as well as Wintrust Bank's Wintrust Workplace Solutions, which offers Health Savings Accounts and other notional banking products for employers.

For the years ended December 31, 2024, 2023 and 2022, the community banking segment had net revenues of $1.8 billion, $1.7 billion and $1.5 billion, respectively, and net income of $458.7 million, $414.1 million and $349.3 million, respectively. The community banking segment had total assets of $52.5 billion, $44.4 billion and $41.4 billion as of December 31, 2024, 2023 and 2022, respectively. The community banking segment accounted for approximately 72.9% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2024.

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

In their property and casualty insurance premium finance operations, FIRST Insurance Funding and FIFC Canada make loans primarily to businesses to finance the insurance premiums they pay on their property and casualty insurance policies. Approved insurance agents and brokers located throughout the United States and Canada assist FIRST Insurance Funding and FIFC Canada, respectively, in arranging each commercial premium finance loan between the borrower and FIRST Insurance Funding or FIFC Canada, as the case may be. FIRST Insurance Funding or FIFC Canada evaluates each loan request according to its own underwriting criteria including the amount of the down payment on the insurance policy, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower's previous payment history, if any, and other factors deemed appropriate. Upon approval of the loan by FIRST Insurance Funding or FIFC Canada, as the case may be, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIRST Insurance Funding or FIFC Canada may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIRST Insurance Funding’s or FIFC Canada’s behalf. In some cases, the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIRST Insurance Funding or FIFC Canada in the event of a default by the borrower. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIRST Insurance Funding and FIFC Canada may be more susceptible to third party (i.e., agent or broker) fraud. The Company performs various controls and procedures including ongoing credit and other reviews of the agents and brokers as well as performs various internal audit steps to mitigate against the risk of material fraud.

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

Wintrust Life Finance finances life insurance policy premiums generally used for estate planning purposes of high net-worth borrowers. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The cash surrender value of the life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In very rare cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Premium finance loans made by FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers; however, one of the insurers represents approximately 10% of such balances and two additional insurers represent approximately 8% and 6% each of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event carrier ratings fall below certain levels, most of Wintrust Life Finance’s life insurance premium finance policies provide for an event of default and allow Wintrust Life Finance to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIRST Insurance Funding or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Through our wholly-owned subsidiary Wintrust Asset Finance, we provide equipment financing through structured loan and lease products to customers in a variety of industries throughout the United States. Wintrust Asset Finance provides financing of fixed assets consisting of property, plant and equipment, transportation (trucks, trailers, rail, marine, buses), construction, manufacturing equipment, technology, oil and gas, restaurant equipment, medical and healthcare. As of December 31, 2024, the Company’s leasing portfolio, including direct financing leases, loans and equipment on operating leases, totaled $3.9 billion compared to $3.4 billion as of December 31, 2023. During 2024, Wintrust Asset Finance contributed approximately $89.6 million to our revenue, which does not reflect intersegment eliminations.

Through our wholly-owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2024, Tricom processed payrolls with associated client billings of approximately $695.5 million and contributed approximately $10.5 million to our revenue, net of interest expense, which does not reflect intersegment eliminations.

In 2024, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 49%, 30%, 19% and 2%, respectively, of the total revenues of our specialty finance business. For the years ended December 31, 2024, 2023 and 2022 the specialty finance segment had net revenues of $475.6 million, $435.0 million and $344.4 million, respectively, and net income of $186.3 million, $175.5 million and $120.9 million, respectively. The specialty finance segment had total assets of $11.2 billion, $10.7 billion and $9.8 billion as of December 31, 2024, 2023 and 2022, respectively. The specialty finance segment accounted for 19.1% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2024.

Wealth Management

Through our wealth management segment, we offer a full range of wealth management services through four separate subsidiaries (WPT, Wintrust Investments, GLA and CDEC): trust and investment services, tax-deferred like-kind exchange services, asset management solutions, and securities brokerage services.

Wintrust Investments, our registered broker/dealer subsidiary which has been operating since 1931, provides a full range of private client and securities brokerage services to clients located primarily in the Midwest. Wintrust Investments is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and has established branch locations in offices at a majority of our banks. Wintrust Investments also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois. Wintrust Investments currently is regulated by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”) as a registered broker-dealer, as well as by the SEC as a registered investment adviser. In late January of 2025, following receipt of regulatory approvals and satisfaction of certain other conditions, Wintrust Investments transitioned support of the wealth management business of Wintrust Investments and certain private client business at GLA to a platform operated by LPL Financial Holdings, Inc. (“LPL”). As previously announced by Wintrust Investments, this transition is expected to allow Wintrust and GLA to focus on the growth of their wealth management business, while outsourcing most of their operational and compliance support to LPL. As a result of this outsourcing, Wintrust Investments also expects to deregister as a broker-dealer and investment advisor by the end of 2025.

WPT, our trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of our sixteen banks. WPT is subject to regulation, supervision and regular examination by the OCC.

GLA, our registered investment adviser with locations in downtown Chicago, Tampa, Florida, and Stamford, Connecticut, as well as in various banking offices of our sixteen banks, provides money management services and advisory services to individuals, institutions, and municipal and tax-exempt organizations. GLA also provides portfolio management and financial advisory services for a wide range of pension and profit-sharing plans as well as money management and advisory services to WPT. GLA is regulated by the SEC as a registered investment adviser.

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

As of December 31, 2024, the Company’s wealth management subsidiaries had approximately $51.2 billion of assets under administration, which included $8.5 billion of assets owned by the Company and its subsidiary banks. For the years ended December 31, 2024, 2023 and 2022, the wealth management segment had net revenues of $198.1 million, $169.3 million and $162.9 million, respectively, and net income of $50.0 million, $33.0 million and $39.4 million, respectively. The wealth management segment had total assets of $1.1 billion, $1.2 billion and $1.8 billion as of December 31, 2024, 2023 and 2022, respectively. The wealth management segment accounted for 8.0% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2024.

Strategy and Competition

The Company has employed certain strategies to achieve strong net income amid increased competition and an environment, that up until recent years, was characterized by low interest rates. In general, the Company has taken a steady and measured approach to grow strategically and manage expenses. Specifically, the Company has:

•Leveraged its internal loan pipeline and external growth opportunities to grow earnings assets to increase net interest income;
•Continued to diversify our loan portfolio by adding product and geographic diversification;
•Continued efforts to grow our deposit franchise in a diversified manner to be the Company’s primary funding source;
•Completed strategic acquisitions to expand our presence in existing and complimentary markets;
•Invested in our technology infrastructure to allow for growth and to enhance digital and other product offerings to better serve our existing customers and to attract new customers;
•Focused on cost control and leveraging our infrastructure to grow without a commensurate increase in operating expenses; and
•Expanded the Wintrust Asset Finance direct leasing niche.

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

As a $64.9 billion asset financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. We continue to add lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital-raising capabilities.

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

Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, margin compression, enhanced regulatory guidance and the promise of equal oversight for both banks and independent mortgage lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage’s size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation make us well positioned to compete in this environment. Wintrust Mortgage balances selling loans with servicing retained versus servicing released to maximize current gain on sale revenue combined with potentially deepening customer relationships. While earnings will fluctuate with the rise and fall of long-term interest rates, we expect that mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.

We continue to review our branch footprint and in 2024, the Company opened nine new branch locations in the Chicago metropolitan area and acquired twenty-six branch locations in the west Michigan market (Kent, Ottawa, and northern Allegan counties) resulting from the Macatawa Bank acquisition completed in August of 2024. The Company also closed four branch locations in the Chicago metropolitan area. There was no material attrition or customer disruption in connection with these footprint changes. It is important to note that while we see increased use of electronic services and are investing heavily in digital capabilities to allow clients to choose how they want to be served, Wintrust expects that our strategy will continue to include selectively opening branches in areas where we are not represented.

Specialty Finance

FIRST Insurance Funding and Wintrust Life Finance encounter intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services and other lending institutions. Some of our competitors are larger and have greater financial and other resources. FIRST Insurance Funding and Wintrust Life Finance compete with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely funding of qualifying contracts. We believe that our commitment to service also distinguishes us from our competitors. FIFC Canada competes with one national commercial premium finance company, a few regional providers and insurance broker owned premium finance companies where brokers finance their own customers policies.

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

Wealth Management

Our wealth management companies (WPT, Wintrust Investments, GLA and CDEC) compete with larger wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. We believe we can successfully compete for trust, tax services, asset management and brokerage business by offering personalized attention and customer service to small to midsize businesses and affluent individuals. We continue to recruit and hire experienced wealth management professionals from within the larger Chicago metropolitan area as well as Wisconsin, west Michigan and southwest Florida, which is expected to help in attracting new customer relationships.

Supervision and Regulation

Regulatory Environment

Our business is heavily regulated and supervised by federal agencies, state agencies and the federal & provincial governments of Canada. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as the regional banking uncertainty in early 2023, technological updates, and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. We expect that our business will remain subject to extensive regulation and supervision.

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to regulation, supervision, and examination by the Federal Reserve. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of the Nasdaq Stock Market (“Nasdaq”) that apply to companies with securities listed on the Nasdaq Global Select Market. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the OCC. The deposits of all of our subsidiary banks are insured by the Deposit Insurance Fund (“DIF”) and, as such, the FDIC has additional oversight authority over the banks. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, the DIF, and the banking system as a whole, rather than shareholders of banks and bank holding companies, and in some instances may be contrary to shareholders’ interests. First Insurance Funding of Canada Inc. as a foreign owned subsidiary through an Edge corp. is subject to examination by the Federal Reserve.

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

The standards by which bank and financial institution acquisitions are evaluated have been undergoing review and change by the federal banking agencies. In September 2024, the OCC adopted a final rule and policy statement regarding its review of Bank Merger Act applications for OCC-supervised institutions. The final rule removes the ability for Bank Merger Act applicants to file a streamlined application form for certain types of acquisitions and removes the expedited review process for Bank Merger Act applications. The policy statement provides indicators of whether a Bank Merger Act application is more or less likely to be approved by the OCC. One indicator for approval is that the resulting institution has total assets of less than $50 billion, which the Company exceeds. The policy statement also provides heightened expectations around the existing statutory factors the OCC is required to consider in evaluating Bank Merger Act applications.

In September 2024, the Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to 2023 Merger Guidelines (the “2024 Banking Addendum”). The DOJ clarified that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches.

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

Volcker Rule

We are prohibited under the Volcker Rule from (1) engaging in short-term proprietary trading for our own account, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and its bank subsidiaries. The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The Company has put in place the compliance programs required by the Volcker Rule and has divested any holdings in illiquid funds. The Company will continue to monitor Volcker Rule-related developments and assess their impact on its operations as necessary.

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

Pursuant to rules adopted by the U.S. federal banking agencies, the Company elected to delay, for regulatory capital purposes, the day-one impact of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326) (“CECL”) on retained earnings over a period of five years. Under the five-year transition going through the end of 2024, the Company deferred for two years 100% of the day-one effect of adopting CECL and 25% of the cumulative increase or decrease in the allowance for credit losses since the adoption of CECL. For further discussion of the CECL accounting standard, including the Company’s implementation of such guidance, see “Summary of Critical Accounting Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

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
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Capital Ratio of 6.0% or greater and a Total Capital Ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including us, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2024, our Company’s and our subsidiary banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer. Based on current estimates, we believe that we and our subsidiary banks will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer. Please refer to the table below for a summary of our regulatory capital ratios as of December 31, 2024, calculated using the regulatory capital methodology applicable to us during 2024.

	Company Regulatory Capital Ratios
	Minimum Regulatory Capital Ratio for the Company	Minimum Ratio + Capital Conservation Buffer(1)	Well-Capitalized Minimum for the Company(2)	The Company
Tier 1 leverage ratio	4.00%	N/A	N/A	9.4%
Risk-based capital ratios:
Tier 1 capital ratio	6.00	8.50	6.00	10.7
Common equity tier 1 capital ratio	4.50	7.00	N/A	9.9
Total capital ratio	8.00	10.50	10.00	12.3
(1)Reflects the Capital Conservation Buffer of 2.50%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard.

In addition to the above, as a result of participation in mortgage programs with certain government-sponsored entities as well as other investors, the Company has specific net worth requirements for continued participation. As of December 31, 2024, the Company remained in compliance with such requirements.

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

FDICIA and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal bank regulatory agencies to take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet certain capital adequacy standards. A depository institution’s treatment for purposes of the prompt corrective action provisions depends upon its level of capitalization and certain other factors. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over under capitalized institutions, including authority for the appointment of a conservator or receiver for the institution. In certain instances, a bank holding company may be required to guarantee the performance of an under capitalized subsidiary bank’s capital restoration plan.

As of December 31, 2024, each of the Company’s banks was categorized as “well-capitalized” and, in addition, met additional requirements under the Capital Conservation Buffer.

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

Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35%. On June 21, 2022, the FDIC Board of Directors adopted an Amended Restoration Plan. The FDIC later adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC also concurrently maintained the Designated Reserve Ratio (“DRR”) for the DIF at 2% for 2023 and 2024. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceed 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. Wintrust recorded $34.4 million and $5.2 million, respectively, in the fourth quarter of 2023 and first quarter of 2024. Special assessment payments began in June of 2024 and will continue for a total of eight quarterly installments in the initial collection period. The FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight quarter period at a lower rate, subject to change depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimates of uninsured deposits. The FDIC may impose additional special assessments from time to time based on the actual losses incurred by the FDIC as a result of the March 2023 bank failures or future failures.

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

Lending Standards and Guidance

The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as our subsidiary banks, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including debt service coverage and loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.

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

The Anti-Money Laundering Act of 2020 (the “AMLA”), enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the BSA and USA PATRIOT Act impose on banks. The AMLA also contains provisions that promote increased information-sharing and use of technology, and increases penalties for violations of the BSA and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

In an effort to increase transparency in the U.S. financial system and prevent shell entities from being used to launder money or hide assets, AMLA includes the Corporate Transparency Act (the “CTA”), which requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to, among other things, establish a national beneficial ownership information registry. In September 2022, FinCEN issued the final Beneficial Ownership Information Reporting Requirements rule (the BOI Reporting Rule) which, effective January 1, 2024, requires certain “reporting companies” to file beneficial ownership information reports with FinCEN that will be stored in the national beneficial ownership registry and will detail the reporting company’s beneficial owners. In December 2023, FinCEN issued the final Beneficial Ownership Information Access and Safeguards rule—the second of three rulemakings that would implement the CTA—which governs access to the national beneficial ownership registry. FinCEN has not yet issued the third CTA-implementing regulation, which will amend the beneficial ownership requirements applicable to banks and other covered financial institutions under FinCEN’s existing Customer Due Diligence (“CDD”) rule. The constitutionality of the CTA is subject to ongoing litigation, and it is not clear what impact the new rules will have on our bank subsidiaries; however, the Company’s compliance costs will likely increase as the Company develops enhanced CDD procedures and recalibrates customer information collection and reporting systems to effectively respond to the CTA’s new requirements.

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

We are, or may in the future become, subject to a variety of complex federal, state and local laws, regulations, rules and standards regarding data privacy and cybersecurity, including the privacy and information safeguarding provisions of the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”) and the amendments adopted by the Fair and Accurate Credit Transactions Act of 2003, as well as various state laws and regulations. The GLB Act requires a financial institution to, among other things, disclose its privacy policy to certain customers and, in some circumstances, enables certain customers to opt-out of certain sharing of the customers’ nonpublic personal information with nonaffiliated third parties. The GLB Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer information. In accordance with these requirements, we and each of our banks and operating subsidiaries provide a written privacy notice to each affected customer when the customer relationship begins and, to the extent required, on an annual basis. As described in the privacy notice, we endeavor to protect the security of information (including personal information) about our customers, educate our employees about the importance of protecting customer privacy, and allow affected customers to opt-out of certain types of information sharing. We and our subsidiaries also require business partners with which we share information (including personal information) to have adequate security safeguards and to follow the requirements of the GLB Act. The GLB Act, as interpreted by the federal banking regulators, and state laws and regulations require us to take certain actions, including providing notice under certain circumstances to affected customers, in the event that sensitive or personal customer information is compromised. We and/or each of the banks and operating subsidiaries may need to amend our privacy policies and adapt our internal procedures in the event that these legal requirements, or the regulators’ interpretation of them, change, or if new requirements are added. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.

Data privacy and cybersecurity also are areas of increasing state legislative focus. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) applies to covered businesses that conduct business in California and meet certain revenue or personal information collection thresholds. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to personal information that is collected, processed, sold or disclosed pursuant to the GLB Act. The CCPA imposes obligations on covered companies, broadly defines personal information, expands California residents’ rights with respect to personal information, and provides for civil penalties for violations. The CCPA may be interpreted or applied in a manner inconsistent with our understanding, resulting in further uncertainty and potentially requiring us to incur additional costs and expenses in an effort to comply with these requirements. Similar laws have been adopted by other states where we do business, or may in the future do business. At least four such laws (in Virginia, Colorado, Connecticut and Utah) took effect in 2023. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Moreover, the federal government has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed.

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

Further, in the spring of 2022, the Federal Reserve, OCC, and FDIC adopted a regulation that requires a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents.

Violation of these laws, rules, regulations and standards may expose us to regulatory action and private litigation, including claims for damages and penalties. For more information regarding the risks associated with data privacy and cybersecurity laws and regulations, see “We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability” and “We face risks from cyber-attacks, information security breaches and other similar incidents that could result in the disclosure of confidential and other information (including personal information), all of which could adversely affect our business or reputation, and create significant legal and financial exposure” under Risk Factors in Item 1A.

Broker-Dealer and Investment Adviser Regulation

Wintrust Investments and GLA currently are subject to extensive regulation under federal and state securities laws. Wintrust Investments is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and the U.S. Virgin Islands. Both Wintrust Investments and GLA are registered as investment advisers with the SEC. In addition, Wintrust Investments is a member of several self-regulatory organizations (“SROs”), including FINRA. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. Wintrust Investments is also subject to regulation by state securities commissions in states in which it conducts business. Wintrust Investments and GLA are registered only with the SEC as investment advisers, but certain of their advisory personnel are subject to regulation by state securities regulatory agencies.

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

Wintrust Investments and GLA in their capacities as investment advisers are subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, custody of client assets and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers, clients and the securities markets rather than the protection of creditors and shareholders of investment firms. Sanctions that may be imposed for failure to comply with laws or regulations governing investment advisers include the suspension of individual employees, limitations on an adviser’s engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines.

In late January of 2025, following receipt of regulatory approvals and satisfaction of certain other conditions, Wintrust Investments transitioned support of the wealth management business of Wintrust Investments and certain private client business at GLA to a platform operated by LPL. As previously announced by Wintrust Investments, this transition is expected to allow Wintrust and GLA to focus on the growth of their wealth management business, while outsourcing most of their operational and compliance support to LPL. As a result of this outsourcing, Wintrust Investments also expects to deregister as a broker-dealer and investment advisor by the end of 2025.

Incentive Compensation

The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations, such as us and our subsidiary banks, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including us and our subsidiary banks, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. A proposed rule was issued in 2016 and re-proposed in May 2024 requesting public comments and questions. It is unclear when, if ever, the proposed rule will be finalized.

Also pursuant to the Dodd-Frank Act, in October 2022, the SEC adopted final rules that direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and require companies to disclose their clawback policies and certain actions under those policies. The Nasdaq listing standards required compliance by November 28, 2023.

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

Transactions with Affiliates

Certain transactions between a bank and its holding company or other non-bank affiliates are subject to various restrictions imposed by state and federal law and regulation. Such “covered transactions” include loans and other extensions of credit by the bank to the affiliate, investments in securities issued by the affiliate, purchases of assets from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of the affiliate. In general, these affiliate transaction rules limit the number of covered transactions between an institution and a single affiliate, as well as the aggregate amount of covered transactions between an institution and all of its affiliates. In addition, covered transactions that are credit transactions must be secured by acceptable collateral, and all affiliate transactions, including those that do not qualify as covered transactions, must be on terms that are at least as favorable to the bank as then-prevailing in the market for comparable transactions with unaffiliated entities. Transactions between affiliated banks may be subject to certain exemptions under applicable federal law.

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

On October 24, 2023, the Federal Reserve, FDIC, and OCC issued a final rule to amend their regulations implementing the CRA. The rule materially revises the current CRA framework, including the assessment areas in which a bank is evaluated to include activities associated with online and mobile banking, the tests used to evaluate the bank in its assessment areas, new methods of calculating credit for lending, investment and service activities, and additional data collection and reporting requirements. The rule is expected to result in a significant increase in the thresholds for large banks to receive “Outstanding” ratings in the future. The final rule was expected to take effect April 1, 2024, with most of its provisions becoming applicable on January 1, 2026. Compliance with data and disclosure reporting requirements will not be required until 2027. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for April 1, 2024. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit.

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
In March 2023, the CFPB issued the “Small Business Lending Rule” to implement Section 1071 of the Dodd-Frank Act for the stated purpose of increasing transparency in small business lending, promoting economic development and combating unlawful discrimination. Under this rule, covered lenders, including the Company’s bank subsidiaries, are required to collect and report information about the small business credit applications they receive, including geographic and demographic data, lending decisions and the price of credit. In October 2023, a federal district court issued a nationwide injunction prohibiting the CFPB from implementing or enforcing the Small Business Lending Rule pending the U.S. Supreme Court’s decision in an appeal of a Fifth Circuit decision finding that the CFPB’s funding structure is unconstitutional. The Supreme Court overruled the Fifth Circuit’s finding and extended the CFPB compliance deadlines for the Small Business Lending Rule to compensate for the period in which its implementation and enforcement of the rule was stayed by the district court. The extended compliance dates for the Small Business Lending Rule begin as early as July 2025. It is anticipated that the Company will require a material effort to update its systems and train its lenders to comply with the Small Business Lending Rule.

In October 2024, the CFPB finalized a rule to implement Section 1033 of the Dodd-Frank Act, sometimes referred to as the Dodd-Frank Act’s “open banking” provision, which would require certain entities, including the Company and our bank subsidiaries, to comply with an established framework to govern consumer access to electronic financial data. In general, the rule requires, among other things, data providers holding a consumer account, such as our bank subsidiaries, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the rule, data providers are prohibited from, among other things, charging consumers or third parties fees for processing these consumer data requests. The rule also places certain data security, authorization and other obligations on third parties accessing covered data from data providers, which could include the Company and our bank subsidiaries when acting in certain capacities. The rule requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. The final rule is subject to ongoing litigation that could impact whether and when the Company and our bank subsidiaries are required to comply with the rule. The Company continues to monitor this rule and evaluate the potential impacts on the Company and our bank subsidiaries.

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

Workforce Overview

As of December 31, 2024, Wintrust employed 5,903 full-time equivalent employees in the U.S. and Canada. 98% of Wintrust’s employees are classified as full-time, working greater than 30 hours per week. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Talent Recruiting and Retention

At Wintrust we recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. In 2024, Wintrust filled over 1,390 positions, including external hires, internal transfers/promotions, and temporary hires. In 2024, 53% of our new hires self-identified as female and 41% of our new hires self-identified as a racial or ethnic minority. Wintrust promotes an employee referral program, which we believe favorably influences colleague retention and engagement. Turnover for the entire Wintrust enterprise for the year was approximately 12% and of that voluntary departures accounted for approximately 75% of the total turnover.

Wintrust offers a robust total rewards package that is designed to attract, motivate and retain a talented and inclusive group of employees. In addition to competitive, performance-based compensation plans, we provide employees with comprehensive benefits packages. Wintrust consistently monitors and adapts its total rewards program design to reflect both market changes and employee feedback.

Inclusion

Wintrust strives to promote an inclusive culture where each employee can be successful, and one that is reflective of the communities we serve. Women currently represent 56% of Wintrust’s workforce. In addition, the racial and ethnic representation in Wintrust’s workforce is 33%. To further support inclusion across Wintrust, we have taken the following steps:

•Continued the “shared responsibility in action” theme with Paired To Win: Mentoring, a program launched in 2023 designed to enable access to mentoring for all employees across the enterprise. Over 1,300 Wintrust employees participated in the mentoring program and 33% of participants were minorities.

•Continued our Paired To Win: Advocacy program, which is open to all employees, pairs select high-potential protégés with senior executive advocates. The third cohort launched in 2024, and includes over 73% women and 13% minority mid-level leaders. The program objective is to accelerate development of leadership opportunities for protégés within one to three years after launching the partnership. As an outcome of the program, 48% of the proteges from the inaugural cohort have been promoted.

•Continued to offer and support Business Resource Groups (“BRG”) to all employees to help foster a sense of belonging and recognizing the value of creating an inclusive and supportive workplace for all of our employees. Our BRGs consist of Leadership Coalition, Multicultural Professionals Network, Career Navigation, Prism, and Women of Wintrust. Approximately 23% of Wintrust employees have registered as members of one or more BRG.

•Continued the 360° Inclusivity Model, a multicultural marketing framework for addressing the unique needs of an increasingly diverse marketplace by taking inclusive approaches to eradicating financial disparities in the communities we serve, through access to products and services.

•Supported each of our business units as they update their Business Unit Action Plans, documenting key goals and effective efforts towards fostering inclusion internally and externally in a relevant and intentional way. The Business Unit Action Plan is updated annually and reviewed by senior leaders and the Board of Directors.

Learning & Development

We are committed to providing all team members with development opportunities through individual and career development planning. Our employees have access to approximately 500 Banking topics, 200 Professional Skills topics and 770 customized training courses and resources through Wintrust University – our learning portal. In 2024, we maintained an online training catalog containing over 21,000 course offerings for our employees’ personal and professional development and, in 2024, invested more than 177,000 total hours in training by team members.

We routinely identify and recognize talented employees by performing comprehensive reviews of leadership capability, readiness, aspiration and succession planning. To support the development of our internal talent pipeline, we have invested in a number of programs to support the development of future leaders and additional training for senior leaders with strategic accountability. To support the development of future leaders, over 425 leaders participated in at least one of our leadership development programs in 2024. We also developed the “Leadership Journey”, an eight-phase program that supports our leaders at every phase of their advancement.

Annually, Wintrust team members at all levels certify their completion of regulatory training based upon their roles and responsibilities. They also are encouraged to complete a minimum of two professional development activities each year.

Climate Impact

The Company’s approach in considering its climate impact is currently focused on mitigating the environmental impact of operations, specifically at its various banking locations; assessing other climate-related risks within the Company’s various businesses; and providing support to projects and investments that contribute to climate solutions. In 2024, some of the highlights of this approach included the following:

•The Company continued to monitor the climate impact of its various banking locations, including its corporate campus that consists of three office buildings located in Rosemont, Illinois. In 2024, the corporate campus green house gas carbon emissions (CO2e) totaled 3,692 tons in 2024 compared to 3,938 tons in 2023. The Company also measures green house gas carbon emissions (CO2e) at a majority of its retail banking locations and the aggregate measurement of such emissions from the Company’s corporate campus and the retail banking locations totaled 17,699 tons in 2024 related to 187 locations compared to 18,607 tons in 2023 related to 181 locations.

•The Company continued to pursue certain renewable energy solutions as well as efficient building standards and technologies.

•GLA executes investing through its Climate Opportunities strategy (which began in 2013) as well as additional client portfolios which emphasize climate considerations. These portfolios include investments in solutions for green buildings, renewable energy, sustainable agriculture, sustainable water, energy efficiency and pollution prevention. At December 31, 2024, these portfolios totaled approximately $135 million in climate-focused assets.

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

Risks Related to Economic Conditions and Operating Environment
•Includes risks related to deterioration in economic conditions and economic declines in the Chicago metropolitan, southern Wisconsin and west Michigan market areas, since our business is concentrated in these regions, and climate change and related environmental and sustainability matters.

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

Risks Related to Lending Operations
•Includes risks related to our allowance for credit losses and sufficiency to absorb losses that may occur in our loan portfolio, the repayment of commercial loans which are largely dependent upon the financial success and economic viability of the borrower, our loan portfolio being secured by real estate, in particular commercial real estate, events impacting collateral consisting of real property, any inaccurate assumptions in our analytical and forecasting models and environmental liability risk associated with lending activities.

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

Risks Related to General Operations
•Includes risks related to our controls and procedures, our operational or security systems or infrastructure, or those of third parties, fraud and security risks (including cyber-attacks, information security breaches and other similar incidents and those associated with debit cards and debit card transactions), the failure of vendors, the accuracy and completeness of information we receive about our customers and counterparties to make credit decisions, our ability to attract and retain experienced and qualified personnel, losses incurred in connection with actual or projected repurchases and indemnification payments related to mortgages that we have sold into the secondary market and the occurrence of extraordinary events, such as acts of war, terrorist attacks, natural disasters and public health threats.

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

Our business activities and earnings are affected by general economic and business conditions in the United States and abroad, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and underemployment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and the strength of the domestic economies in which we operate. The deterioration of any of these conditions can adversely affect our consumer and commercial businesses and securities portfolios, our level of charge-offs and provision for credit losses, our capital levels and liquidity, and our results of operations.

As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Any economic deterioration from current levels or slowing of current economic activity could lead to an increase in loan charge-offs and negatively affect consumer confidence as well as the level of business activity. Net charge-offs totaled $94.4 million in 2024 compared to $45.5 million in 2023. Our balance of non-performing loans and other real estate owned (“OREO”) was $170.8 million and $23.1 million, respectively, at December 31, 2024 compared to $139.0 million and $13.3 million, respectively, at December 31, 2023. Deterioration in the economy and real estate markets, higher inflation, rising interest rates or increased unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have made to them, decrease the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Since our business is concentrated in the Chicago metropolitan, southern Wisconsin and west Michigan market areas, economic declines in the economy of this region could adversely affect our business.

Except for our premium finance business and certain other niche businesses, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan, southern Wisconsin and west Michigan market areas. The local economic conditions in these areas significantly impact the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

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

The physical risks of climate change include discrete events, such as flooding, hurricanes, tornadoes and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy would entail extensive policy, legal, technology, human capital and market initiatives, each of which may be costly. Transition risks, including changes in consumer preferences, additional regulatory requirements or taxes and additional counterparty or customer requirements, could increase our expenses, undermine our strategies and impact our financial condition.

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

Investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

Increased focus on environmental, social and governance (“ESG”) issues could damage our reputation or prospects if customers, prospective customers, investors or third parties assigning ESG ratings to the Company are of the opinion that the Company’s practices, including without limitation our lending practices, are not sufficiently robust from an ESG perspective, or otherwise disagree with the Company’s practices. Simultaneous, disparate and divergent sentiments on ESG-related matters from multiple stakeholder groups increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. Failing to comply with expectations and standards from investors, customers, regulators, policymakers and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholders’ expectations, could also lead to a loss of business, adverse publicity, an adverse impact on our reputation, customer complaints or other adverse consequences.

At the same time, “anti-ESG” sentiment has gained momentum among certain groups across the United States, and the federal and certain state governments have proposed or enacted anti-ESG legislation, rules, regulations and policies. Such anti-ESG measures may lead to increased scrutiny and expose us to the risk of litigation, regulatory exposure and reputational harm. Additionally, certain states now require that certain investment managers make investments based solely on financial considerations, without regard to consideration of ESG factors. If investors subject to such legislation viewed us, our policies or our practices as being in contradiction of such anti-ESG requirements, such investors may not invest in us, which could negatively affect our financial performance.

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

In addition a decrease in the supply of deposits or significant increase in competition for deposits could result in substantial increases in costs to retain and service deposits. Increased adoption of consumer banking technology could result in reduced deposit retention due to the relevant ease with which depositors may transfer deposits to a different depository institution in the event that confidence is lost in us or any of our bank subsidiaries.

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

The standards by which bank and financial institution acquisitions will be evaluated are currently in flux and some banking organizations are experiencing delays in the processing of applications. For example, the OCC adopted a final rule in September 2024 amending its procedures for reviewing applications under the Bank Merger Act (the “BMA”) and adding a policy statement on the OCC’s substantive approach to evaluating bank mergers under the BMA. The policy statement outlines the general principles the OCC will apply when reviewing bank merger applications and clarifies how the OCC would consider the statutory factors under the BMA. The policy statement also identifies certain indicators that are more likely to withstand scrutiny and be approved expeditiously and those that would raise supervisory or regulatory concerns. Indicators generally consistent with timely approval include, among others, appropriate capital and supervisory ratings, lack of enforcement or fair lending actions, lack of significant CRA or consumer compliance concerns or significant adverse effect on competition and that the resulting institution would have total assets less than $50 billion.

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

We continually implement new lines of business and offer new products and services within existing lines of business to offer our customers a competitive array of products and services. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, such as the rapid adoption of mobile payment platforms. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry, including the emerging use of artificial intelligence and machine learning, could cause a loss of customers and have a material adverse effect on our business.

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

The Federal Reserve lowered interest rates towards the end of 2024, while maintaining its balance sheet reduction throughout the entire year. Inflation remains above the Federal Reserve's two percent target rate and while the Federal Reserve may seek to further lower interest rates in 2025, the range of potential rate paths will ultimately be driven by inflation data, labor market performance, and economic growth. It is anticipated the Federal Funds Rate will remain restrictive in the near term. Sustained higher interest rates and continued Federal Reserve asset reductions may adversely affect market stability, market liquidity, and our financial performance and condition. We cannot predict the nature or timing of future changes in monetary policies, or the precise effects that future changes in monetary policies may have on our activities and financial results.

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

The Dodd-Frank Act and FDIC regulations use an assessment base for federal deposit insurance premiums based on average total consolidated assets less average tangible capital. There is a risk that the banks’ deposit insurance premiums will increase in the future if failures of insured depository institutions once again deplete the DIF. Additionally, to recoup losses to the DIF resulting from the bank failures of 2023, the FDIC also adopted a special assessment that became effective in 2024 and will be collected over an initial eight quarterly assessment periods, which the FDIC currently projects will be extended for an additional two quarters at a lower rate, subject to certain adjustments. There is a risk that the FDIC could adopt additional special assessments in the future to recoup future DIF losses. Either of these events could negatively impact our financial condition and results of operations. For more information regarding the most recent increase to the banks’ deposit insurance premiums, see “Insurance of Deposit Accounts” under Supervision and Regulation in Item 1.

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

There continue to be proposals and discussion and dialogue in the U.S. government regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Additionally, the U.S. government has imposed certain economic sanctions and trade restrictions against certain other countries, and could impose additional sanctions and trade restrictions. Such tariffs, retaliatory tariffs, sanctions or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service debt. This in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.

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

Because our allowance for credit losses represents an estimate of lifetime losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolios, particularly if there are changes in expectations of general economic or market conditions, or events that adversely affect specific customers. In 2024, we charged off $94.4 million in loans (net of recoveries) and increased our allowance for credit losses from $427.6 million at December 31, 2023 to $437.1 million at December 31, 2024. Our allowance for loan and unfunded lending-related commitment losses represented 0.91% and 1.01% of total loans outstanding at December 31, 2024 and 2023, respectively.

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

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy weakens for a prolonged period or experiences deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $15.6 billion or 32% of our total loan portfolio, at December 31, 2024, compared to $12.8 billion, or 30% of our total loan portfolio, at December 31, 2023.

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

As of both December 31, 2024 and 2023, approximately 36% and 35%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate markets continue to experience a variety of difficulties, including the Chicago metropolitan area, southern Wisconsin and west Michigan, in which a majority of our real estate loans are concentrated. Continued uncertainty in economic conditions may impair a borrower’s business operations, slow the execution of new leases and lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase, and hotel occupancy rates may decline. High vacancy and lower occupancy rates could also result in rents falling. The combination of these factors could result in the deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. Specifically, the office property segment, which represents 3.45% of our total loan portfolio, is undergoing a structural shift given the rise of a remote work environment, resulting in heightened vacancies and potentially reduced leasing needs. It is anticipated that this heightened risk environment for the office segment may take several years to resolve. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of the Company's loan portfolio is secured by real property. In the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage and may suffer reputational harm as a result. In addition, we own and operate a number of properties that may be subject to similar environmental liability risks.

Environmental laws may require the Company to incur substantial expenses and could materially reduce the affected property's value or limit the Company's ability to use or sell the affected property. The costs associated with investigation and remediation activities could be substantial and increase over time. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's business, financial condition, reputation and results of operations.

Risks Related to Our Niche Businesses

Our premium finance business may involve a higher risk of delinquency or collection than our other lending operations, and could expose us to losses.

We provide financing for the payment of property and casualty insurance premiums and life insurance premiums on a national basis through FIRST Insurance Funding and Wintrust Life Finance, respectively, and financing for the payment of property and casualty insurance premiums in Canada through our wholly-owned subsidiary, FIFC Canada. Property and casualty insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2024, we had $7.3 billion of property and casualty insurance premium finance loans outstanding, of which $6.4 billion related to the Company's U.S. operations at FIRST Insurance Funding and $824.4 million related to the Company's Canadian operations at FIFC Canada. Together, these loans represented 15% of our total loan portfolio as of such date.

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

FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of geographically dispersed insurance companies. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers; however, one of the insurers represents approximately 10% of such balances and two additional insurers represent approximately 8% and 6% each of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada can mitigate risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

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

We are exposed to interest rate risk in our core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $2.0 billion and $1.8 billion for the years ended December 31, 2024 and 2023, respectively.

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

In response to inflationary forces, the Federal Reserve has maintained a restrictive monetary policy stance, despite lowering rates at the end of 2024. The federal funds rate ended 2024 at a range of 4.25-4.50%. Though we expect the Federal Reserve to slow the rate of decreases, we cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results. For more discussion of this issue, see the above risk factor “Changes in the United States’ monetary policy may restrict our ability to conduct our business in a profitable manner.”

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in past years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $10.2 million, $21.9 million and $14.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. The Company held $6.7 billion of derivatives effective as of December 31, 2024 that were designated as cash flow hedges against the potential downward repricing of variable rate loans. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful or that we will be successful in implementing any new mitigation strategies necessary to address the current rising interest rate environment. In addition, transactions entered into as part of mitigation strategies employed to mitigate risks associated with a prolonged low interest rate environment could be less beneficial or result in losses if interest rates continue to rise.

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

As of December 31, 2024, we have been rated by Fitch Ratings as "BBB+" and Morningstar DBRS as "A (low)". A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

Our creditworthiness is not fixed and should be expected to change over time as a result of company performance and industry conditions. We cannot give any assurances that our credit ratings will remain at current levels, and it is possible that our ratings could be lowered or withdrawn by Fitch Ratings or Morningstar DBRS. Any actual or threatened downgrade or withdrawal of our credit rating could affect our perception in the marketplace and our ability to raise capital, and could increase our debt financing costs.

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

Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2024, approximately 97% of the Company's available-for-sale debt securities and equity securities with a readily determinable fair value were categorized in level 1 or 2 of the fair value hierarchy (meaning that their fair values were determined by unadjusted quoted prices in active markets for identical assets, quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of available-for-sale debt securities and unrealized losses of equity securities with a readily determinable fair value recognized in earnings, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.

The remaining securities in our available-for-sale debt securities and equity securities with a readily determinable fair value portfolios were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2024, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.
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

We are a bank holding company and our operations are primarily conducted by and through our 16 operating banks, which are subject to significant federal and state regulation. Cash available to pay dividends to our shareholders, repurchase our shares or repay our indebtedness is derived primarily from dividends received from our banks and our ability to receive dividends from our subsidiaries is restricted. Various statutory provisions restrict the amount of dividends our banks can pay to us without regulatory approval. The banks may not pay cash dividends if that payment could reduce the amount of their capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the banks and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments. Our inability to receive dividends from our banks could adversely affect our business, financial condition and results of operations.

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

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems, networks and infrastructure, including our computer systems and networks, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Moreover, technological or financial difficulties of one of our third-party vendors or their subcontractors could adversely affect our business to the extent those difficulties results in the interruption or discontinuation of services provided by an affected vendor. Our financial, accounting, data processing, backup or other operating or security systems, networks and infrastructure, or those of third parties, may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, wildfires, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we may need to take our systems or networks offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack, information security breach or other similar incident. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and networks and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems and networks, security monitoring and retaining and training personnel required to operate our systems also entail significant costs.

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

Our business could be adversely affected by fraud.

As a financial institution, we are inherently and consistently exposed to a wide variety of fraudulent activity, including but not limited to check fraud, card fraud, electronic and digital fraud, wire fraud, ATM machine compromise, person-to-person payment fraud, social engineering and phishing attacks. Fraudulent activity is becoming increasingly sophisticated and may evade the systems and controls that we have in place to monitor our operations. We have experienced, and could experience in the future, losses incurred due to third-party, customer or employee fraud and theft. Additionally, certain of our banking clients have experienced, and could experience in the future, financial fraud and related losses, often requiring our involvement and assistance. Losses in the future could be material, negatively affect our results of operations, financial condition, prospects or reputation.

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

We engage in the origination of residential mortgages for sale into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. We receive requests for loan repurchases and indemnification payments relating to the representations and warranties with respect to such loans. We have been able to reach settlements with a number of purchasers, and believe that we have established appropriate reserves with respect to indemnification requests. It is possible that the number of such requests will increase or that we will not be able to reach settlements with respect to such requests in the future. Accordingly, it is possible that losses incurred in connection with loan repurchases and indemnification payments may be in excess of our financial statement reserves, and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchases and indemnification payments in the future. Increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Like every major financial services institution, Wintrust faces significant and persistent cybersecurity risks. Whether in the form of data theft, ransomware, phishing, denial of service, or third-party vendor incidents, threat actors continue to become more sophisticated and escalate their efforts against financial institutions. At Wintrust, the Board of Directors and executive management are committed to devoting the necessary resources into monitoring, detecting, preventing and mitigating cyber risk. As a regulated financial institution, we are required to comply with various regulations applicable to cybersecurity, as well as guidance issued by our regulators, and our cybersecurity program closely tracks to those requirements. Additionally, Wintrust leverages global cybersecurity standards as general guides, including the National Institute of Standards and Technology Cybersecurity Framework.

Cybersecurity oversight begins with the Information Technology & Information Security Committee (“IT/IS Committee”) of the Wintrust Board of Directors. The Wintrust Chief Security Officer (“CSO”) and Deputy Chief Information Security Officer (“Deputy CISO”) oversee the cybersecurity program. The CSO has a dual reporting structure, reporting to both the IT/IS Committee and the Vice Chairman/Chief Operating Officer of Wintrust. The CSO and Deputy CISO, each with extensive industry experience, manage a team of skilled professionals with cybersecurity expertise. This team governs our cybersecurity program that follows seven pillars: strategy; prevention, detection, response, measurement, compliance, and training. Our cybersecurity program employs a wide range of technological, administrative, and physical security measures designed to address the confidentiality, integrity, and availability of the information and data of both Wintrust and our customers. We have established policies, processes and procedures to monitor, report and respond to suspected or actual security events. A critical function of the cybersecurity program is the Security Operations Center, which is constantly monitoring Wintrust systems to detect threats. If any credible threats are detected, the Security Operations Center notifies both the CSO and Deputy CISO, and the appropriate response plan is initiated. The CSO will advise executive management and other relevant stakeholders as necessary. We coordinate with our third parties and vendor partners through assessments and due diligence before sharing or allowing the hosting of data. We also work with our outside partners to investigate security events that may have impacted our confidential and other information, and to leverage lessons learned during those investigations. In addition, we contractually require our third-party service providers that possess or process any Wintrust or customer information to adhere to certain security requirements, controls and responsibilities based on the risk profile of the relationship.

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

Governance

In addition to our dedicated cybersecurity team, Wintrust’s approach to cybersecurity is supported by dedicated risk management and internal audit teams. Our governance program maintains policies and standards, which are validated through risk-based assessments, reviews and testing. The CSO reports at regular intervals to the Wintrust Enterprise Risk Management Committee, the IT/IS Committee, and the Audit Committee of the Wintrust Board of Directors, as well as the full Wintrust Board of Directors, as necessary. The Audit Committee performs an annual review of our cybersecurity program, which includes a discussion of management’s actions to identify and detect threats and incident plans in the event of a response or recovery situation. The Audit Committee receives an annual review that includes enhancements to the cybersecurity program and management’s progress on its cybersecurity strategic roadmap. In addition, the Board of Directors receives quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and an overview of recent threats and how the Company is managing those threats. For more information on the material risks that cybersecurity threats pose to us, please see our risk factor disclosures under Item 1A of this Annual Report on Form 10-K.

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

We are, or may in the future become, subject to a variety of complex federal, state and local laws, regulations, rules and standards regarding data privacy and cybersecurity, including the privacy and information safeguarding provisions of the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”) and the amendments adopted by the Fair and Accurate Credit Transactions Act of 2003, as well as various state laws and regulations. The GLB Act requires a financial institution to, among other things, disclose its privacy policy to certain customers and, in some circumstances, enables certain customers to opt-out of certain sharing of the customers’ nonpublic personal information with nonaffiliated third parties. The GLB Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer information. In accordance with these requirements, we and each of our banks and operating subsidiaries provide a written privacy notice to each affected customer when the customer relationship begins and, to the extent required, on an annual basis. As described in the privacy notice, we endeavor to protect the security of information (including personal information) about our customers, educate our employees about the importance of protecting customer privacy, and allow affected customers to opt-out of certain types of information sharing. We and our subsidiaries also require business partners with which we share information (including personal information) to have adequate security safeguards and to follow the requirements of the GLB Act. The GLB Act, as interpreted by the federal banking regulators, and state laws and regulations require us to take certain actions, including providing notice under certain circumstances to affected customers, in the event that sensitive or personal customer information is compromised. We and/or each of the banks and operating subsidiaries may need to amend our privacy policies and adapt our internal procedures in the event that these legal requirements, or the regulators’ interpretation of them, change, or if new requirements are added. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.

Data privacy and cybersecurity also are areas of increasing state legislative focus. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) applies to covered businesses that conduct business in California and meet certain revenue or personal information collection thresholds. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to personal information that is collected, processed, sold or disclosed pursuant to the GLB Act. The CCPA imposes obligations on covered companies, broadly defines personal information, expands California residents’ rights with respect to personal information, and provides for civil penalties for violations. The CCPA may be interpreted or applied in a manner inconsistent with our understanding, resulting in further uncertainty and potentially requiring us to incur additional costs and expenses in an effort to comply with these requirements. Similar laws have been adopted by other states where we do business, or may in the future do business. At least four such laws (in Virginia, Colorado, Connecticut and Utah) took effect in 2023. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Moreover, the federal government has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed.

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

Further, in the spring of 2022, the Federal Reserve, OCC, and FDIC adopted a new regulation that requires a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents.

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

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois as well as additional nearby corporate office locations at 9701 W. Higgins Road, Rosemont, Illinois and 9801 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago and at 731 N. Jackson Street in downtown Milwaukee. The Company’s community banking segment operates through 205 banking facilities, the majority of which are owned. The Company owns 184 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area, southern Wisconsin, northwest Indiana, and Kent, Ottawa and northern Allegan counties in the state of Michigan, as well as three banking locations in southwest Florida. Excess space in certain properties is leased to third parties. Wintrust Mortgage, also of our banking segment, is headquartered in our corporate headquarters in Rosemont, Illinois and has 28 locations in 11 states, all of which are leased, as well as office locations at several of our banks.

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

Total Return Performance
200
180
160
140
120
100
80
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
Wintrust Financial Corporation
NASDAQ - Total US
NASDAQ - Bank Index

	2019	2020	2021	2022	2023	2024
Wintrust Financial Corporation	100.00	88.23	133.32	125.94	141.06	193.02
Nasdaq — Total US	100.00	121.27	152.67	122.55	154.93	192.86
Nasdaq — Bank Index	100.00	87.20	119.74	99.06	109.02	146.80

Approximate Number of Equity Security Holders

As of February 6, 2025, there were approximately 2,069 shareholders of record of the Company’s common stock.

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

The following is a summary of the cash dividends paid in 2024 and 2023:

Record Date	Payable Date	Dividend per Share
November 7, 2024	November 22, 2024	$0.45
August 8, 2024	August 22, 2024	$0.45
May 9, 2024	May 23, 2024	$0.45
February 8, 2024	February 22, 2024	$0.45
November 9, 2023	November 24, 2023	$0.40
August 10, 2023	August 24, 2023	$0.40
May 11, 2023	May 25, 2023	$0.40
February 9, 2023	February 23, 2023	$0.40

On January 23, 2025, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.50 per share of outstanding common stock. The dividend was paid on February 20, 2025 to shareholders of record as of February 6, 2025.

The final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors. Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The Company’s and the banks’ ability to pay dividends is subject to banking laws, regulations and policies. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2024, 2023 and 2022, the banks and certain wealth management subsidiaries paid $475.0 million, $360.0 million and $52.0 million, respectively, in dividends to the Company.

Reference is also made to Note (19) “Regulatory Matters” to the Consolidated Financial Statements, and “Liquidity and Capital Resources” contained in Item 8 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Issuer Purchases of Equity Securities

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. On October 28, 2021, the Board of Directors of the Company authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock. This authorization is incremental to the remaining authorization of approximately $23 million under the previous program, which the Board approved in 2019. The repurchase authorization does not have an expiration date. No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the twelve months ended December 31, 2024.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2024. The detailed financial discussion focuses on 2024 results compared to 2023. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto within this Annual Report on Form 10-K.

For a discussion of 2023 results compared to 2022, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Wintrust Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			Percentage (%) or Basis Point (bp) Change		Percentage (%) or Basis Point (bp) Change
(Dollars in thousands, except per share data)	2024	2023	2022	2023 to 2024		2022 to 2023
Net income	$695,045	$622,626	$509,682	12%		22%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	1,048,136	959,471	779,144	9		23
Net income per common share — Diluted	10.31	9.58	8.02	8		19
Net revenue (2)	2,450,860	2,271,970	1,956,415	8		16
Net interest income	1,962,535	1,837,864	1,495,362	7		23
Net interest margin	3.51%	3.66%	3.15%	(15)	bp	51	bp
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.53	3.68	3.17	(15)		51
Net overhead ratio (3)	1.54	1.64	1.42	(10)		22
Non-interest income to average assets	0.82	0.81	0.91	1		(10)
Non-interest expense to average assets	2.36	2.45	2.33	(9)		12
Return on average assets	1.17	1.16	1.01	1		15
Return on average common equity	12.32	12.90	11.41	(58)		149
Return on average tangible common equity (non-GAAP) (1)	14.58	15.23	13.73	(65)		150
At end of period
Total assets	$64,879,668	$56,259,934	$52,949,649	15%		6%
Total loans, excluding loans held-for-sale	48,055,037	42,131,831	39,196,485	14		7
Total deposits	52,512,349	45,397,170	42,902,544	16		6
Total shareholders’ equity	6,344,297	5,399,526	4,796,838	17		13
Average loans to average deposits ratio	93.8%	93.1%	87.5%	70	bp	560	bp
Book value per common share (1)	$89.21	$81.43	$72.12	10%		13%
Tangible book value per common share (non-GAAP) (1)	75.39	70.33	61.00	7		15
Common equity to assets ratio (1)	9.1%	8.9%	8.3%	20	bp	60	bp
Tangible common equity ratio (non-GAAP) (1)	7.8	7.7	7.1	10		60
Market price per common share	$124.71	$92.75	$84.52	34%		10%
Allowance for loan and unfunded lending-related commitment losses to total loans	0.91%	1.01%	0.91%	(10)	bp	10	bp
Non-performing loans to total loans	0.36	0.33	0.26	3		7
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

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2024	2023	2022
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$3,477,597	$2,893,114	$1,747,443
Taxable-equivalent adjustment:
-Loans	9,377	7,827	3,619
-Liquidity management assets	2,501	2,249	1,977
-Other earning assets	12	10	5
(B) Interest Income (non-GAAP)	$3,489,487	$2,903,200	$1,753,044
(C) Interest Expense (GAAP)	1,515,062	1,055,250	252,081
(D) Net Interest Income (GAAP) (A minus C)	1,962,535	1,837,864	1,495,362
(E) Net interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	1,974,425	1,847,950	1,500,963
Net interest margin (GAAP)	3.51%	3.66%	3.15%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.53	3.68	3.17

(F) Non-interest income	$488,325	$434,106	$461,053
(G) Losses on investment securities, net	(2,602)	1,525	(20,427)
(H) Non-interest expense	1,402,724	1,312,499	1,177,271
Efficiency ratio (H/(D+F-G))	57.17%	57.81%	59.55%
Efficiency ratio (non-GAAP) (H/(E+F-G))	56.90	57.55	59.38

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$6,344,297	$5,399,526	$4,796,838
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(918,632)	(679,561)	(675,710)
(I) Total tangible common shareholders’ equity (non-GAAP)	$5,013,165	$4,307,465	$3,708,628
(J) Total assets (GAAP)	$64,879,668	$56,259,934	$52,949,649
Less: Acquisition-related intangible assets (GAAP)	(918,632)	(679,561)	(675,710)
(K) Total tangible assets (non-GAAP)	$63,961,036	$55,580,373	$52,273,939
Common equity to assets ratio (GAAP) (L/J)	9.1%	8.9%	8.3%
Tangible common equity ratio (non-GAAP) (I/K)	7.8	7.7	7.1

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity (GAAP)	$6,344,297	$5,399,526	$4,796,838
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
(L) Total common equity	$5,931,797	$4,987,026	$4,384,338
(M) Actual common shares outstanding	66,495	61,244	60,794
Book value per common share (L/M)	$89.21	$81.43	$72.12
Tangible book value per common share (Non-GAAP) (I/M)	75.39	70.33	61.00

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$667,081	$594,662	$481,718
Add: Acquisition-related intangible asset amortization	12,095	5,498	6,116
Less: Tax effect of acquisition-related intangible asset amortization	(3,217)	(1,446)	(1,664)
After-tax acquisition-related intangible asset amortization	8,878	4,052	4,452
(O) Tangible net income applicable to common shares (non-GAAP)	$675,959	$598,714	$486,170
Total average shareholders’ equity	$5,826,940	$5,023,153	$4,634,224
Less: Average preferred stock	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders’ equity	$5,414,440	$4,610,653	$4,221,724
Less: Average acquisition-related intangible assets	(778,283)	(679,802)	(679,735)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$4,636,157	$3,930,851	$3,541,989
Return on average common equity (N/P)	12.32%	12.90%	11.41%
Return on average tangible common equity (non-GAAP) (O/Q)	14.58	15.23	13.73

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$947,089	$845,081	$700,555
Add: Provision for credit losses	101,047	114,390	78,589
Pre-tax income, excluding provision for credit losses (non-GAAP)	$1,048,136	$959,471	$779,144

OVERVIEW AND STRATEGY

2024 Highlights

The Company recorded net income of $695.0 million for the year of 2024 compared to $622.6 million and $509.7 million for the years of 2023 and 2022, respectively. The results for 2024 demonstrate increased net interest income primarily due to increased growth in earning assets, as well as increased wealth management revenue and mortgage banking revenues as a result of a favorable fair value adjustments of MSRs, net of servicing hedge, and an increase in loans originated for sale, partially offset by payoffs, paydowns and repurchases of the existing portfolio.

The Company increased its loan portfolio from $42.1 billion at December 31, 2023 to $48.1 billion at December 31, 2024. This increase was primarily due to growth in several portfolios, including the commercial, industrial and other, commercial real estate, property and casualty premium finance receivables, and residential real estate portfolios. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note (4) “Loans” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

The Company recorded net interest income of $2.0 billion in 2024 compared to $1.8 billion and $1.5 billion in 2023 and 2022, respectively. The higher level of net interest income recorded in 2024 compared to 2023 resulted primarily from a $5.7 billion increase in average earning assets partially offset by a 15 basis point decline in the net interest margin in 2024 (see “Net Interest Margin” section later in this Item 7 for further detail).

Non-interest income totaled $488.3 million in 2024, increasing $54.2 million, or 12%, compared to 2023. The increase in non-interest income in 2024 compared to 2023 was primarily attributable to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s Retirement Benefits Advisors (“RBA”) division within its wealth management business and an increase in mortgage banking revenues as a result of favorable fair value adjustments of MSRs, net of servicing hedge, and an increase in loans originated for sale, partially offset by payoffs, paydowns and repurchases of the existing portfolio (see “Non-Interest Income” section later in this Item 7 for further detail).

Non-interest expense totaled $1.4 billion in 2024, increasing $90.2 million, or 7%, compared to 2023. The increase compared to 2023 was primarily attributable to an $69.1 million increase in salary and employee benefits expense and a $18.2 million increase in software and equipment expense (see “Non-Interest Expense” section later in this Item 7 for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2024, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid investment portfolio and its access to funding from a variety of external funding sources. The Company had overnight liquid funds and interest-bearing deposits with banks of $4.9 billion and $2.5 billion at December 31, 2024 and 2023, respectively.

Economic Environment

The economic environment in 2024 included the return of a more normal shaped yield curve that is no longer inverted as the Federal Reserve Open Market Committee pivoted to reduce short term interest rates in the second half of 2024. Additionally, overall economic forecasts improved resulting in favorable credit trends for banks. The Company has employed certain strategies to manage net income in the current environment, including those discussed below.

Net Interest Income

The Company has leveraged its operating strengths to grow its earning assets base while maintaining a stable net interest margin in 2024. In 2024, the Company's net interest margin decreased to 3.51% (3.53% on a fully tax-equivalent basis, non-GAAP) as compared to 3.66% (3.68% on a fully tax-equivalent basis, non-GAAP) in 2023, primarily due to increased deposit competition following bank failures in 2023. Significant growth in earning assets resulted in the Company’s net interest income increasing by $124.7 million in 2024 compared to 2023. Based on contractual terms, approximately 74% of our current loan balances are projected to reprice or mature in 2025. The magnitude of potential changes in net interest income in various interest rate scenarios has continued to remain relatively neutral. As the current interest rate cycle progressed, management took action to reposition its sensitivity to interest rates. To this end, management has executed various derivative instruments including collars and receive-fixed swaps to hedge variable-rate loan exposures. The Company will continue to monitor current and projected interest rates and may execute additional derivatives to mitigate potential fluctuations in the net interest margin in future periods.

The Company has continued its practice of writing call options against certain investment securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In 2024, the Company recognized $10.2 million in fees on covered call options compared to $21.9 million in 2023.

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

Non-Interest Income

The interest rate environment impacts the profitability and mix of the Company’s mortgage banking business which generated revenues of $93.2 million in 2024 and $83.1 million in 2023, representing 4% of total net revenue in both 2024 and 2023. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage revenue is also impacted by changes in the fair value of MSRs and EBOs guaranteed by U.S. government agencies. Mortgage originations for sale totaled $2.6 billion and $2.0 billion in 2024 and 2023, respectively. In 2024, approximately 75% of originations were mortgages associated with new home purchases, while 25% of originations were related to refinancing of mortgages. In 2023, approximately 83% of originations were mortgages associated with new home purchases, while 17% of originations were related to refinancing of mortgages.
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

In particular:

•The Company’s 2024 provision for credit losses totaled $101.0 million compared to a provision of $114.4 million in 2023 and a provision of $78.6 million in 2022. The lower provision in 2024 was primarily the result of improvements in the macroeconomic forecast, specifically the Company’s macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index and Baa corporate credit spreads) despite growth in the Company's loan portfolios. Net charge-offs increased to $94.4 million in 2024 (of which $67.8 million related to commercial and commercial real estate loans), compared to $45.5 million in 2023 (of which $27.8 million related to commercial and commercial real estate loans) and $20.3 million in 2022 (of which $10.1 million related to commercial and commercial real estate loans).

•The Company's allowance for loan and unfunded lending-related commitment losses increased to $436.6 million at December 31, 2024, reflecting an increase of $9.3 million, or 2%, when compared to 2023. At December 31, 2024, approximately $222.9 million, or 51%, of the allowance for loan and unfunded lending-related commitment losses was associated with commercial real estate loans and an additional $175.8 million, or 40%, was associated with commercial loans.

•The Company has significant exposure to commercial real estate. At December 31, 2024, $12.9 billion, or 27%, of our loan portfolio was commercial real estate, with approximately 68.5% located in our market area. The commercial real estate loan portfolio was comprised of $2.4 billion in construction and development loans, and $10.5 billion in non-construction loans. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks.

•Excluding early buy-out loans guaranteed by U.S. government agencies, total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest) were $170.8 million (of which $21.0 million, or 12%, was related to commercial real estate) at December 31, 2024, an increase of $31.8 million compared to December 31, 2023. Non-performing loans as a percentage of total loans were 0.36% at December 31, 2024 compared to 0.33% at December 31, 2023.

•The Company’s other real estate owned increased by $9.8 million to $23.1 million during 2024, from $13.3 million at December 31, 2023. The $23.1 million of other real estate owned as of December 31, 2024 was comprised entirely of commercial real estate property.

During 2024, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed-rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was approximately $188,000 at December 31, 2024 and $152,000 at December 31, 2023.

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

Measurement of the allowance for credit losses. The Company adopted CECL as of January 1, 2020, which requires the estimate of expected credit losses over the entire life of financial assets measured at amortized cost. To measure lifetime expected credit losses, the Company adjusts credit loss estimates for reasonable and supportable forecasts of macroeconomic conditions. Such forecasts can significantly impact the profitability of our community banks as changing estimates of lifetime losses from period to period can result in significant fluctuations in provision for credit losses during those periods. In 2024, such fluctuations in provision for credit losses favorably impacted the profitability of our community banks, primarily as a result of improvement in key variables (Baa credit spread and Commercial Real Estate Price Index) within forecasted macroeconomic conditions.

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

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized an increase of $10.1 million in mortgage banking revenue in 2024 compared to 2023 as a result of higher origination volumes and favorable fair value adjustments of MSRs in 2024 compared to 2023. Mortgage originations for sale totaled $2.6 billion and $2.0 billion in 2024 and 2023, respectively, and was driven by growth in both purchase and refinance originations as housing inventories have improved and interest rates pulled back from peak levels reached in 2023. Partially offsetting the impact of higher originations and production margins was the change in fair value on EBOs guaranteed by U.S. government agencies.

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

In addition to the factors considered above, before we engage in expansion through de novo branches, we must first make a determination that the expansion fulfills our objective of enhancing shareholder value through potential future earnings growth and enhancement of the overall franchise value of the Company. Generally, we believe that, in normal market conditions, expansion through de novo growth is a better long-term investment than acquiring banks because the cost to bring a de novo location to profitability is generally substantially less than the premium paid for the acquisition of a healthy bank. Each opportunity to expand is unique from a cost and benefit perspective. Both FDIC-assisted and non-FDIC-assisted acquisitions offer a unique opportunity for the Company to expand into new and existing markets in a non-traditional manner. Potential acquisitions are reviewed in a similar manner as a de novo branch opportunities, however, FDIC-assisted and non-FDIC-assisted acquisitions have the ability to immediately enhance shareholder value. Factors including the valuation of our stock, other economic market conditions, the size and scope of the particular expansion opportunity and competitive landscape all influence the decision to expand via de novo growth or through acquisition. See discussion of acquisition activity in the “Recent Transactions” section below.

Specialty Finance

Through our specialty finance segment, we offer financing of insurance premiums for businesses and individuals; lease financing and other direct leasing opportunities; accounts receivable financing, value-added, out-sourced administrative services; and other specialty finance businesses.

Financing of Commercial Insurance Premiums

The primary driver of profitability related to the financing of property and casualty insurance premiums is the net interest spread that FIRST Insurance Funding and FIFC Canada can produce between the yields on the loans generated and the cost of funds incurred by the business unit. The property and casualty insurance premium finance business is a competitive industry and yields on loans are influenced by the market rates offered by our competitors. The majority of loans originated by FIRST Insurance Funding are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. We fund these loans primarily through our deposits, the cost of which is influenced by competitors in the retail banking markets in our market area.

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

Wealth Management

Through our wealth management segment, we offer a full range of wealth management services through four separate subsidiaries (WPT, Wintrust Investments, GLA and CDEC): trust and investment services, tax-deferred like-kind exchange services, asset management solutions, and securities brokerage services.

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

Financial Regulatory Reform

Our business is heavily regulated and supervised by federal agencies, state agencies and the federal & provincial governments of Canada. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as the regional banking uncertainty in early 2023, technological updates, and market changes. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. We expect that our business will remain subject to extensive regulation and supervision.

The exact impact of the changing regulatory environment on our business and operations depends upon legislative or regulatory changes to reform the financial regulatory framework and the actions of our competitors, customers, and other market participants. Legislative and regulatory changes could have a significant impact on us by, for example, requiring us to change our business practices; requiring us to meet more stringent capital, liquidity and leverage ratio requirements; limiting our ability to pursue business opportunities; imposing additional costs and compliance obligations on us; limiting fees we can charge for services; impacting the value of our assets; or otherwise adversely affecting our businesses and our earnings’ capabilities. We have already experienced significant increases in compliance related costs in recent years, and we are now subject to more stringent risk-based capital and leverage ratio requirements than we were prior to the adoption of the U.S. Basel III Rules. We are also now subject to many mortgage-related rules promulgated by the CFPB that materially restructured the origination, services and securitization of residential mortgages in the United States. As discussed under Supervision and Regulation in Item 1, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began in the first quarterly assessment period of 2023. There was no change to the initial base deposit insurance assessment rate in 2024. Additionally, there was a special assessment by the FDIC that was levied on banks with an asset size above $5 billion to recoup losses from certain bank failures that occurred early in 2023. Special assessment payments began in June of 2024. We will continue to monitor the impact that the implementation of applicable rules, regulations and policies arising out of any legislative or regulatory changes may have on our organization. For further discussion of the laws and regulations applicable to us and our subsidiary banks, please refer to “Business-Supervision and Regulation.”

Recent Transactions

Business Combination

On August 1, 2024, the Company completed its previously announced acquisition of Macatawa, the parent company of Macatawa Bank. In conjunction with the completed acquisition, the Company issued approximately 4.7 million shares of common stock. Macatawa operates 26 full-service branches located throughout communities in Kent, Ottawa and northern Allegan counties in the state of Michigan. Macatawa offers a full range of banking, retail and commercial lending, wealth management and ecommerce services to individuals, businesses and governmental entities. As of August 1, 2024, Macatawa had carrying values of approximately $2.7 billion in assets, $2.3 billion in deposits and $1.4 billion in loans. As of December 31, 2024, the Company recorded preliminary goodwill of approximately $142.1 million on the purchase. The initial purchase accounting for the acquisition, in accordance with GAAP, for this business combination is not finalized and is therefore subject to change. See Note (7) “Business Combinations” to the Consolidated Financial Statements in Item 8 for a further discussion of recent and other transactions.

Division Sale

In the first quarter of 2024, the Company sold its Retirement Benefits Advisors (“RBA”) division and recorded a gain of approximately $20.0 million in other non-interest income from the sale.

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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have material impact on the Company’s future financial condition and results of operations. At December 31, 2024, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Company’s Board of Directors and are discussed more fully below.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At December 31, 2024, the loan and held-to-maturity debt securities portfolios represent 80% of total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

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

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at December 31, 2024:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 10%-15%
Commercial Real Estate:
Construction	Decreases estimate by 15%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 5%-6%	Increases estimate by 5%-6%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at December 31, 2024:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 35%-40%	Increases estimate by 130%-135%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 45%-50%

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

As of December 31, 2024, the Company had three reporting units: Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2024 annual goodwill impairment testing, which was performed quantitatively, the Company concluded that the fair value of each reporting unit more likely than not exceeded the carrying amounts of the respective reporting units.

Derivative Instruments

The Company utilizes derivative instruments to manage risks such as interest rate risk or market risk. The Company’s policy prohibits using derivatives for speculative purposes.

Accounting for derivatives differs significantly depending on whether a derivative is designated as an accounting hedge, which is a transaction intended to reduce a risk associated with specific assets or liabilities or future expected cash flows at the time it is purchased. In order to qualify as an accounting hedge, a derivative must be designated as such at inception by management and meet certain criteria. Management must also continue to evaluate whether the instrument effectively reduces the risk associated with the hedged item. To determine if a derivative instrument continues to be an effective hedge, the Company must make assumptions and judgments about the continued effectiveness of the hedging strategies and the nature and timing of forecasted transactions. If the Company’s hedging strategy were to become ineffective, hedge accounting would no longer apply and the reported results of operations or financial condition could be materially affected. See Note (21) “Derivative Financial Instruments” to the Consolidated Financial Statements in Item 8 for a further discussion of derivative accounting.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 16 banks with 205 offices at the end of 2024. FIRST Insurance Funding and Wintrust Life Finance have matured into separate divisions that generated, on a national basis, $18.1 billion in total premium finance receivables in 2024 within the United States. FIFC Canada, acquired in 2012, originated $1.9 billion in Canadian property and casualty premium finance receivables in 2024. The Company’s leasing business increased its portfolio of assets, including direct financing leases, loans and equipment on operating leases, to $3.9 billion as of December 31, 2024. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.

Earnings Summary

Net income for the year ended December 31, 2024, totaled $695.0 million, or $10.31 per diluted common share, compared to $622.6 million, or $9.58 per diluted common share, in 2023, and $509.7 million, or $8.02 per diluted common share, in 2022. During 2024, net income increased by $72.4 million and earnings per diluted common share increased by $0.73. Net interest income increased in 2024 compared to 2023 primarily as a result of growth in average earning assets in 2024. Non-interest income increased primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business and an increase in mortgage banking revenue in 2024 as compared 2023 primarily as a result of favorable fair value adjustments of MSRs, net of servicing hedge, and an increase in loans originated for sale, partially offset by unfavorable adjustments to the Company’s held-for-sale portfolio of EBOs guaranteed by U.S. government agencies, which are held at fair value.

Other items impacting net income in 2024 compared to 2023 include increased salary and employee benefits expenses.

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

Net interest income in 2024 totaled $1.96 billion, up from $1.84 billion in 2023 and up from $1.50 billion in 2022, representing an increase of $124.7 million, or 7%, in 2024 and an increase of $342.5 million, or 23%, in 2023. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2024 and 2023.
Average earning assets increased $5.7 billion, or 11%, in 2024 and $2.8 billion, or 6%, in 2023. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the majority of other earning assets. Average loans increased $4.4 billion, or 11%, in 2024 and $3.6 billion, or 10%, in 2023. Total average loans as a percentage of total average earning assets were 80%, 80% and 77% in 2024, 2023 and 2022, respectively. The average yield on loans was 6.82% in 2024, 6.32% in 2023 and 4.12% in 2022, reflecting an increase of 50 basis points in 2024 and an increase of 220 basis points in 2023. The higher loan yields in 2024 compared to 2023 is primarily a result of new loan originations at higher market rates along with existing loans repricing at higher levels in 2024 compared to 2023. The average yield on liquidity management assets was 3.85% in 2024, 3.53% in 2023 and 2.15% in 2022, reflecting an increase of 32 basis points in 2024 and an increase of 138 basis points in 2023. The higher yield in 2024 compared to 2023 is a result of investment security purchases at higher market rates. The average rate paid on interest-bearing deposits, the largest component of the Company’s interest-bearing liabilities, was 3.58% in 2024, 2.81% in 2023 and 0.62% in 2022, representing an increase of 77 basis points in 2024 and an increase of 219 basis points in 2023. The higher level of interest-bearing deposits rates in 2024 compared to 2023 is primarily a result of increased deposit competition driving interest rates higher in 2024 compared to 2023. As a result of the above, net interest margin decreased to 3.51% (3.53% on a fully taxable-equivalent basis, non-GAAP) in 2024 compared to 3.66% (3.68% on a fully taxable-equivalent basis, non-GAAP) in 2023.

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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2024, 2023 and 2022. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a fully taxable-equivalent basis (non-GAAP). This table should be referred to in conjunction with discussion of the financial condition and results of operations of the Company.

	Average Balance for the years ended December 31,			Interest for the years ended December 31,			Yield/Rate for the years ended December 31,
(Dollars in thousands)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Assets
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$2,276,818	$1,608,835	$3,323,196	$115,618	$80,783	$48,350	5.08%	5.02%	1.45%
Investment securities(2)	8,229,846	7,721,661	6,735,732	278,617	240,837	162,577	3.39	3.12	2.41
FHLB and FRB stock	255,018	215,699	150,223	20,060	14,912	8,622	7.87	6.91	5.74
Total liquidity management assets (3) (8)	$10,761,682	$9,546,195	$10,209,151	$414,295	$336,532	$219,549	3.85%	3.53%	2.15%
Other earning assets (3) (4) (8)	17,113	17,129	22,391	1,025	1,098	955	5.99	6.41	4.27
Mortgage loans held-for-sale	348,278	294,421	496,088	21,436	16,791	21,195	6.15	5.70	4.27
Loans, net of unearned income (3) (5) (8)	44,765,445	40,324,472	36,684,528	3,052,731	2,548,779	1,511,345	6.82	6.32	4.12
Total earning assets (8)	$55,892,518	$50,182,217	$47,412,158	$3,489,487	$2,903,200	$1,753,044	6.24%	5.79%	3.70%
Allowance for loan and investment security losses	(368,342)	(308,724)	(256,690)
Cash and due from banks	455,708	468,298	473,025
Other assets	3,437,025	3,187,715	2,795,826
Total assets	$59,416,909	$53,529,506	$50,424,319
Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
NOW and interest-bearing demand deposits	$5,360,630	$5,626,277	$5,355,077	$130,281	$122,074	$27,566	2.43%	2.17%	0.51%
Wealth management deposits	1,458,404	1,730,523	2,827,497	40,324	42,782	29,750	2.76	2.47	1.05
Money market accounts	15,946,363	13,665,248	12,254,159	620,411	429,900	80,591	3.89	3.15	0.66
Savings accounts	6,015,085	5,299,205	4,014,166	161,429	109,666	11,234	2.68	2.07	0.28
Time deposits	8,753,848	5,952,537	3,812,148	391,197	202,048	26,061	4.47	3.39	0.68
Total interest-bearing deposits	$37,534,330	$32,273,790	$28,263,047	$1,343,642	$906,470	$175,202	3.58%	2.81%	0.62%
FHLB advances	3,042,052	2,316,722	1,484,663	99,149	72,287	30,329	3.26	3.12	2.04
Other borrowings	603,868	630,115	485,820	34,480	35,280	14,294	5.71	5.60	2.94
Subordinated notes	360,802	437,604	437,139	18,117	22,023	22,004	5.02	5.03	5.03
Junior subordinated notes	253,566	253,566	253,566	19,674	19,190	10,252	7.76	7.57	4.10
Total interest-bearing liabilities	$41,794,618	$35,911,797	$30,924,235	$1,515,062	$1,055,250	$252,081	3.63%	2.94%	0.81%
Non-interest-bearing deposits	10,212,088	11,018,596	13,667,879
Other liabilities	1,583,263	1,575,960	1,197,981
Equity	5,826,940	5,023,153	4,634,224
Total liabilities and shareholders’ equity	$59,416,909	$53,529,506	$50,424,319
Interest rate spread (6) (8)							2.61%	2.85%	2.89%
Less: fully taxable-equivalent adjustment				$(11,890)	$(10,086)	$(5,601)	(0.02)	(0.02)	(0.02)
Net free funds/contribution (7)	$14,097,900	$14,270,420	$16,487,923				0.92	0.83	0.28
Net interest income/margin (GAAP) (8)				$1,962,535	$1,837,864	$1,495,362	3.51%	3.66%	3.15%
Fully taxable-equivalent adjustment				11,890	10,086	5,601	0.02	0.02	0.02
Net interest income/margin fully taxable-equivalent (non-GAAP) (8)				$1,974,425	$1,847,950	$1,500,963	3.53%	3.68%	3.17%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the years ended December 31, 2024, 2023 and 2022 were $11.9 million, $10.1 million and $5.6 million, respectively.
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

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense, on a fully taxable-equivalent basis (non-GAAP), by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2024 Compared to 2023			2023 Compared to 2022
(In thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income, FTE basis (non-GAAP) (1)
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (2)	$968	$33,867	$34,835	$67,201	$(34,768)	$32,433
Investment securities	21,089	16,691	37,780	52,257	26,003	78,260
FHLB and FRB stock	2,208	2,940	5,148	2,005	4,285	6,290
Total liquidity management assets	$24,265	$53,498	$77,763	$121,463	$(4,480)	$116,983
Other earning assets	(75)	2	(73)	403	(260)	143
Mortgage loans held-for-sale	1,387	3,258	4,645	5,792	(10,196)	(4,404)
Loans, net of unearned income	207,753	296,199	503,952	872,679	164,755	1,037,434
Total interest income	$233,330	$352,957	$586,287	$1,000,337	$149,819	$1,150,156

Interest Expense
Deposits — interest-bearing:
NOW and interest-bearing demand deposits	$13,940	$(5,733)	$8,207	$93,047	$1,461	$94,508
Wealth management deposits	4,664	(7,122)	(2,458)	28,052	(15,020)	13,032
Money market accounts	110,745	79,766	190,511	338,999	10,310	349,309
Savings accounts	35,290	16,473	51,763	93,740	4,692	98,432
Time deposits	76,076	113,073	189,149	154,153	21,834	175,987
Total interest expense — deposits	$240,715	$196,457	$437,172	$707,991	$23,277	$731,268
FHLB advances	3,343	23,519	26,862	20,367	21,591	41,958
Other borrowings	657	(1,457)	(800)	14,983	6,003	20,986
Subordinated notes	(45)	(3,861)	(3,906)	—	19	19
Junior subordinated notes	432	52	484	8,938	—	8,938
Total interest expense	$245,102	$214,710	$459,812	$752,279	$50,890	$803,169
Less: fully taxable-equivalent adjustment	(1,804)	—	(1,804)	(4,485)	—	(4,485)
Net interest income (GAAP) (1)	$(13,576)	$138,247	$124,671	$243,573	$98,929	$342,502
Fully taxable-equivalent adjustment	1,804	—	1,804	4,485	—	4,485
Net interest income, FTE basis (non-GAAP) (1)	$(11,772)	$138,247	$126,475	$248,058	$98,929	$346,987
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

The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each. The change in interest due to an additional day resulting from the 2024 leap year has been allocated entirely to the change due to volume.

Non-Interest Income

The following table presents non-interest income by category for 2024, 2023 and 2022:

	Years ended December 31,			2024 compared to 2023		2023 compared to 2022
(Dollars in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Brokerage	$22,611	$18,645	$17,668	$3,966	21%	$977	6%
Trust and asset management	123,616	111,962	108,946	11,654	10	3,016	3
Total wealth management(1)	$146,227	$130,607	$126,614	$15,620	12%	$3,993	3%
Mortgage banking	93,213	83,073	155,173	10,140	12	(72,100)	(46)
Service charges on deposit accounts	65,651	55,250	58,574	10,401	19	(3,324)	(6)
(Losses) gains on investment securities, net	(2,602)	1,525	(20,427)	(4,127)	NM	21,952	NM
Fees from covered call options	10,196	21,863	14,133	(11,667)	(53)	7,730	55
Trading gains, net	504	1,142	3,752	(638)	(56)	(2,610)	(70)
Operating lease income, net	58,710	53,298	55,510	5,412	10	(2,212)	(4)
Other:
Interest rate swap fees	12,494	12,251	12,185	243	2	66	1
BOLI	5,755	5,149	806	606	12	4,343	NM
Administrative services	5,336	5,599	6,713	(263)	(5)	(1,114)	(17)
Foreign currency remeasurement (losses) gains	(1,302)	1,059	292	(2,361)	NM	767	NM
Changes in fair value on EBOs and loans held-for-investment	812	1,521	4,240	(709)	(47)	(2,719)	(64)
Early pay-offs of capital leases	1,869	1,184	694	685	58	490	71
Miscellaneous	91,462	60,585	42,794	30,877	51	17,791	42
Total Other	$116,426	$87,348	$67,724	$29,078	33%	$19,624	29%
Total Non-Interest Income	$488,325	$434,106	$461,053	$54,219	12%	$(26,947)	(6)%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the WPT and GLA, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue increased in 2024 as compared 2023 primarily as a result of a favorable fair value adjustments of MSRs, net of servicing hedge, and a increase in loans originated for sale, partially offset by payoffs, paydowns and repurchases of the existing portfolio. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated for sale totaled $2.6 billion for the year ended 2024 compared to $2.0 billion for the same period of 2023. The increase in originations was primarily driven by growth in both purchase and refinance originations as housing inventories have improved and interest rates pulled back from peak levels reached in 2023. The percentage of origination volume from refinancing activities was 25% in 2024 as compared to 17% in 2023.

The Company records MSRs at fair value on a recurring basis. During 2024, the fair value of the MSRs portfolio increased due to a favorable fair value adjustment of $4.4 million and retained servicing rights which led to capitalization of $30.0 million, partially offset by reduction in value of $23.0 million due to payoffs and paydowns of the existing portfolio. See Note (6) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 8 for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge during 2024 was a $7.9 million unfavorable valuation adjustment compared to a $1.3 million favorable valuation adjustment in 2023. The table below presents additional selected information regarding mortgage banking for the respective periods.

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Originations:
Retail originations	$1,886,730	$1,387,423	$1,978,609
Veterans First originations	738,184	574,782	820,391
Total originations for sale (A)	$2,624,914	$1,962,205	$2,799,000
Originations for investment	1,018,680	578,571	944,389
Total originations	$3,643,594	$2,540,776	$3,743,389
As a percentage of originations for sale:
Retail originations	72%	71%	71%
Veterans First originations	28	29	29
Purchases	75%	83%	71%
Refinances	25	17	29
Production Margin:
Production revenue (B) (1)	$48,531	$41,031	$44,153
Total originations for sale (A)	2,624,914	1,962,205	2,799,000
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	103,946	119,624	113,303
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	119,624	113,303	353,509
Total mortgage production volume (C)	$2,609,236	$1,968,526	$2,558,794
Production margin (B / C)	1.86%	2.08%	1.73%
Mortgage servicing:
Loans serviced for others (D)	$12,400,913	$12,007,165	$14,052,596
Mortgage servicing rights, at fair value (E)	203,788	192,456	230,225
Percentage of mortgage servicing rights to loans serviced for others (E/D)	1.64%	1.60%	1.64%
Servicing income	42,624	43,563	44,080
MSR Fair Value Asset Activity
MSR - FV at Beginning of Period	$192,456	$230,225	$147,571
MSR - current period rights sold	—	(30,170)	—
MSR - current period capitalization	29,969	28,610	46,221
MSR - collection of expected cash flows - paydowns	(6,009)	(6,284)	(6,213)
MSR - collection of expected cash flows - payoffs and repurchases	(17,017)	(10,776)	(17,418)
MSR - changes in fair value model assumptions	4,389	(19,149)	60,064
MSR Fair Value at end of period	$203,788	$192,456	$230,225
Summary of Mortgage Banking Revenue Operational:
Production revenue (1)	$48,531	$41,031	$44,153
MSR - Current period capitalization	29,969	28,610	46,221
MSR - Collection of expected cash flows - paydowns	(6,009)	(6,284)	(6,213)
MSR - Collection of expected cash flows - pay offs	(17,017)	(10,776)	(17,418)
Servicing income	42,624	43,563	44,080
Other revenue	(97)	384	176
Total operational mortgage banking revenue	$98,001	$96,528	$110,999
Fair Value:
MSR - changes in fair value model assumptions	$4,389	$(19,149)	$60,064
(Loss) gain on derivative contract held as an economic hedge, net	(7,909)	1,280	(2,165)
Changes in FV on early buy-out loans guaranteed by US Govt (HFS)	(1,268)	4,414	(13,725)
Total fair value mortgage banking revenue	$(4,788)	$(13,455)	$44,174
Total mortgage banking revenue	$93,213	$83,073	$155,173
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

Wealth management revenue increased by $15.6 million in 2024 compared to the same period in 2023 primarily due to increased asset management fees as a result of higher assets under management when compared to the same period in the prior year. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as volume of tax-deferred like-kind exchange services provided during a period.

Service charges on deposit accounts increased in 2024 compared to 2023 primarily as a result of higher fees associated with commercial account analysis fees.

Net losses on investment securities in 2024 were primarily the result of unrealized losses on equity investments. The Company did not recognize any credit-related write-downs or other-than-temporary impairment charges within its available-for-sale or held-to-maturity investment securities portfolio in 2024 or 2023, respectively.

Fees from covered call option transactions totaled $10.2 million in 2024, compared to $21.9 million in 2023. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at December 31, 2024 and 2023.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, service charges and other fees. The increased miscellaneous other income for 2024 compared to 2023 was primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business as well as a $4.6 million gain recognized in the second quarter of 2024 on the sale of premium finance receivables.

Non-Interest Expense

The following table presents non-interest expense by category for 2024, 2023 and 2022:

	Years ended December 31,			2024 compared to 2023		2023 compared to 2022
(Dollars in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$465,972	$438,812	$382,181	$27,160	6%	$56,631	15%
Commissions and incentive compensation	215,519	182,101	197,873	33,418	18	(15,772)	(8)
Benefits	135,617	127,100	116,053	8,517	7	11,047	10
Total salaries and employee benefits	$817,108	$748,013	$696,107	$69,095	9%	$51,906	7%
Software and equipment	122,794	104,632	95,885	18,162	17	8,747	9
Operating lease equipment	42,298	42,363	38,008	(65)	(0)	4,355	11
Occupancy, net	79,213	77,068	70,965	2,145	3	6,103	9
Data processing	39,736	38,800	31,209	936	2	7,591	24
Advertising and marketing	61,812	65,075	59,418	(3,263)	(5)	5,657	10
Professional fees	40,637	34,758	33,088	5,879	17	1,670	5
Amortization of other acquisition-related intangible assets	12,095	5,498	6,116	6,597	NM	(618)	(10)
FDIC insurance	40,962	36,728	28,639	4,234	12	8,089	28
FDIC insurance - special assessment	5,156	34,374	—	(29,218)	(85)	34,374	NM
OREO expenses, net	(408)	(1,528)	(140)	1,120	(73)	(1,388)	NM
Other:
Lending expenses, net of deferred origination costs	21,856	21,096	20,576	760	4	520	3
Travel and entertainment	23,441	21,194	16,506	2,247	11	4,688	28
Miscellaneous	96,024	84,428	80,894	11,596	14	3,534	4
Total other	$141,321	$126,718	$117,976	$14,603	12%	$8,742	7%
Total Non-Interest Expense	$1,402,724	$1,312,499	$1,177,271	$90,225	7%	$135,228	11%
 NM—Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits is the largest component of non-interest expense, accounting for 58% of the total in 2024 compared to 57% in 2023. Salaries and employee benefits increased in 2024 compared to 2023 primarily as a result of elevated commissions from increased mortgage production as well as due to the increase in employees related to the growth of the Company, including Macatawa.

Software and equipment expense increased in 2024 compared to 2023 primarily as a result of increased software licensing expenses as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Amortization of other-acquisition related intangible assets increased in 2024 compared to 2023. The increase was primarily due to the amortization of the core deposit intangible associated with the Macatawa acquisition.

Professional fees expense increased in 2024 compared to 2023 primarily as a result of increased fees on consulting services and legal costs associated with the Macatawa acquisition. Professional fees include legal, audit, and tax fees, external loan review costs, consulting arrangements and normal regulatory exam assessments.

FDIC insurance expense decreased in 2024 compared to 2023 primarily due to the Company’s recognition of approximately $34.4 million in 2023 as compared to $5.2 million recognized in 2024 accrued for the estimated amount owed as a result of the FDIC special assessment on uninsured deposits in response to certain bank failures occurring in 2023.

Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. Miscellaneous non-interest expense increased in 2024 as compared to 2023 primarily as a result of various other operational costs including an increase in interest payments made on collateral received for outstanding interest rate derivative contracts and includes approximately $4.3 million in acquisition related expenses related to the acquisition of Macatawa.

Income Taxes

The Company recorded income tax expense of $252.0 million in 2024 compared to $222.5 million in 2023 and $190.9 million 2022. The effective tax rates were 26.6% in 2024, 26.3% in 2023 and 27.2% in 2022. The effective tax rate in 2024 is slightly higher due to the Company’s income tax expense being impacted by an increase in non-deductible items in the most recent comparable period. Income tax expense was also impacted by the tax effects related to the issuance of shares in share-based compensation plans. These tax effects fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share based awards. The Company recorded a net excess tax benefit related to share-based compensation of $4.5 million in 2024, a net excess tax benefit of $2.9 million 2023, and a net excess tax benefit of $2.9 million in 2022, the majority of which were recognized in the first quarter in each year. Please refer to Note (17) “Income Taxes” to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.

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

The community banking segment’s net interest income for the year ended December 31, 2024 totaled $1.5 billion as compared to $1.4 billion for the same period in 2023, an increase of $95.3 million, or 7%. The increase in 2024 compared to 2023 was primarily attributable to increased interest and fees on loans due to loan growth and increased interest rates, partially offset by increased interest expense on deposits. The community banking segment recorded a provision for credit losses of $88.3 million in 2024 compared to $104.9 million in 2023. The provision for credit losses decreased in 2024 compared to 2023 primarily due to improvements in the macroeconomic forecast partially offset by increased loan growth across portfolios including $15.5 million in Day 1 loan loss provision related to the acquisition of Macatawa. Non-interest income for the community banking segment increased $16.8 million, or 6% in 2024 when compared to 2023. The increase in non-interest income in 2024 compared to 2023 was primarily the result of increased mortgage banking revenue due to favorable fair value adjustments of MSRs, net of servicing hedge, and higher originations for sale. Non-interest expenses increased by $65.5 million in 2024 compared to 2023, primarily because of higher salary, commissions, and incentive compensation. The community banking segment’s net income for the year ended December 31, 2024 totaled $458.7 million, an increase of $44.7 million, compared to net income of $414.1 million in 2023. The increase was primarily attributable to higher net interest income and a decrease in the provision for credit losses in 2024, as discussed above.

The specialty finance segment’s net interest income totaled $356.3 million for the year ended December 31, 2024, compared to $329.0 million in the same period of 2023, an increase of $27.2 million, or 8%. The increase in 2024 compared to 2023 was primarily attributable to loan growth and increased interest rates on the premium finance receivables portfolios. The specialty finance segment’s provision for credit losses totaled $12.7 million in 2024 compared to $9.5 million in 2023. The increase was due to higher net charge-offs experienced in 2024 and loan growth. The specialty finance segment’s non-interest income increased to $119.3 million for the year ended December 31, 2024 compared to $106.0 million in 2023. Non-interest expenses increased by $20.9 million in 2024 compared to 2023, primarily because of higher salary, commissions, and incentive compensation as well as other segment expenses. For 2024, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 49%, 30%, 19% and 2%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $186.3 million and $175.5 million for the years ended December 31, 2024 and 2023, respectively.

The wealth management segment reported net interest income of $30.0 million for 2024 and $32.7 million for 2023. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.5 billion and $1.7 billion in 2024 and 2023, respectively. This segment recorded non-interest income of $168.1 million for 2024 as compared to $136.6 million for 2023. The increase was primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business. Non-interest expenses increased by $6.4 million in 2024 compared to 2023, primarily because of higher commissions and incentive compensation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $50.0 million for 2024 compared to $33.0 million for 2023.

Analysis of Financial Condition

Total assets were $64.9 billion at December 31, 2024, representing an increase of $8.6 billion, or 15%, when compared to December 31, 2023. Total funding, which includes deposits, all notes and advances, including secured borrowings and junior subordinated debentures, was $56.8 billion at December 31, 2024 and $49.1 billion at December 31, 2023. See Notes (3), (4), and (10) through (14) to the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$348,278	1%	$294,421	1%	$496,088	1%
Loans:
Commercial	14,075,830	25	12,478,768	25	11,897,776	25
Commercial real estate	12,180,253	22	10,631,288	21	9,432,526	20
Home equity	384,095	1	337,836	1	327,506	1
Residential real estate	3,044,847	5	2,497,553	5	1,968,333	4
Premium finance receivables	14,992,245	27	14,295,504	28	12,993,677	27
Other loans	88,175	0	83,523	0	64,710	0
Total loans, net of unearned income (1)	$44,765,445	80%	$40,324,472	80%	$36,684,528	77%
Liquidity management assets (2)	10,761,682	19	9,546,195	19	10,209,151	22
Other earning assets (3)	17,113	0	17,129	0	22,391	0
Total average earning assets	$55,892,518	100%	$50,182,217	100%	$47,412,158	100%
Total average assets	$59,416,909		$53,529,506		$50,424,319
Total average earning assets to total average assets		94%		94%		94%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets increased $5.7 billion, or 11%, in 2024. Average earning assets comprised 94% of average total assets in 2024 and 2023.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $348.3 million in 2024, compared to $294.4 million in 2023. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. The increase in average balance from 2023 to 2024 was primarily due to higher mortgage origination production balances.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $44.8 billion and increased $4.4 billion, or 11%, in 2024. Average commercial loans totaled $14.1 billion in 2024, and increased $1.6 billion, or 13%, over the average balance in 2023. Average commercial real estate loans totaled $12.2 billion in 2024, increasing $1.5 billion, or 15%, since 2023. Combined, these categories comprised 59% and 57% of the average loan portfolio in 2024 and 2023, respectively. The growth realized in these categories for 2024 is primarily attributable to increased business development efforts during the period.

Home equity loans averaged $384.1 million in 2024, and increased $46.3 million, or 14%, when compared to the average balance in 2023. Unused commitments on home equity lines of credit totaled $999.1 million at December 31, 2024 and $845.6 million at December 31, 2023. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $3.0 billion in 2024, and increased $547.3 million, or 22%, from the average balance in 2023. The increase in average balance was partially due to the Company originating, through Wintrust Mortgage, more loans which were retained in the banks’ portfolios rather than being sold into the secondary market.

Average premium finance receivables totaled $15.0 billion in 2024, and accounted for 33% of the Company’s average total loans. In 2024, average premium finance receivables increased $0.7 billion, or 5%, compared to 2023. The increase during 2024 was the result of effective marketing and customer servicing as well as continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables. Approximately $20.0 billion of premium finance receivables were originated in 2024 compared to approximately $17.9 billion in 2023.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short-term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 19% and 19% of total average earning assets in 2024 and 2023, respectively. Average liquidity management assets increased $1.2 billion in 2024 compared to 2023. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2024, and 2023:

(In thousands)	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$37,858	$37,907	$6,960	$6,968
U.S. government agencies	50,000	44,945	50,000	45,124
Municipal	188,405	184,593	144,299	140,958
Corporate notes:
Financial issuers	83,997	80,169	83,996	75,540
Other	1,000	993	1,000	991
Mortgage-backed: (1)
Residential mortgage-backed securities	4,106,641	3,553,638	3,505,012	3,059,620
Commercial (multi-family) mortgage-backed securities	19,064	18,332	13,201	12,980
Collateralized mortgage obligations	238,574	220,905	175,346	160,734
Total available-for-sale securities	$4,725,539	$4,141,482	$3,979,814	$3,502,915
Held-to-maturity securities
U.S. government agencies	$313,539	$244,412	$336,468	$269,410
Municipal	161,016	155,969	172,933	169,720
Mortgage-backed: (1)
Residential mortgage-backed securities	2,864,927	2,259,913	3,042,828	2,495,485
Commercial (multi-family) mortgage-backed securities	6,364	6,112	6,415	6,231
Collateralized mortgage obligations	211,023	189,155	241,075	220,551
Corporate notes	56,851	54,989	57,544	54,071
Total held-to-maturity securities	$3,613,720	$2,910,550	$3,857,263	$3,215,468
Less: Allowance for credit losses	(457)		(347)
Held-to-maturity securities, net of allowance for credit losses	$3,613,263		$3,856,916
Equity securities with readily determinable fair value	$220,758	$215,412	$143,312	$139,268
(1)None of our mortgage-backed securities are subprime.

Tables presenting the carrying amounts and gross unrealized gains and losses for securities at December 31, 2024 and 2023 are included by reference to Note (3) “Investment Securities” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.
The following table presents the carrying value of the investment securities portfolios as of December 31, 2024, by maturity distribution. Carrying value represents the fair value of investment securities classified as available-for-sale, the amortized cost of those classified as held-to-maturity and the fair value of equity securities with readily determinable fair values.

(In thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$35,902	$2,005	$—	$—	$—	$—	$37,907
U.S. government agencies	—	—	37,225	7,720	—	—	44,945
Municipal	53,490	81,461	35,712	13,930	—	—	184,593
Corporate notes:
Financial issuers	—	68,866	11,303	—	—	—	80,169
Other	—	993	—	—	—	—	993
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	3,553,638	—	3,553,638
Commercial (multi-family) mortgage-backed securities	—	—	—	—	18,332	—	18,332
Collateralized mortgage obligations	—	—	—	—	220,905	—	220,905
Total available-for-sale securities	$89,392	$153,325	$84,240	$21,650	$3,792,875	$—	$4,141,482
Held-to-maturity securities
U.S. government agencies	$—	$1,719	$—	$311,820	$—	$—	$313,539
Municipal	7,626	78,599	56,877	17,914	—	—	161,016
Corporate notes:
Financial issuers	11,303	30,579	14,969	—	—	—	56,851
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	2,864,927	—	2,864,927
Commercial (multi-family) mortgage-backed securities	—	—	—	—	6,364	—	6,364
Collateralized mortgage obligations	—	—	—	—	211,023	—	211,023
Total held-to-maturity securities	$18,929	$110,897	$71,846	$329,734	$3,082,314	$—	$3,613,720
Less: Allowance for credit losses							(457)
Held-to-maturity securities, net of allowance for credit losses							$3,613,263
Equity securities with readily determinable fair value	$—	$—	$—	$—	$—	$215,412	$215,412
 (1) None of our mortgage-backed securities are subprime.

The weighted average yield calculated based on amortized cost for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2024:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	5.16%	4.96%	—%	—%	—%	—%	5.15%
U.S. government agencies	—	—	4.00	2.87	—	—	3.81
Municipal	4.29	4.44	4.67	4.80	—	—	4.47
Corporate notes:
Financial issuers	—	4.26	3.49	—	—	—	4.15
Other	—	4.40	—	—	—	—	4.40
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	3.52	—	3.52
Commercial (multi-family) mortgage-backed securities	—	—	—	—	5.57	—	5.57
Collateralized mortgage obligations	—	—	—	—	4.83	—	4.83
Total available-for-sale securities	4.64%	4.37%	4.22%	4.11%	3.61%	0.32%	3.68%
Held-to-maturity securities
U.S. government agencies	—%	3.22%	—%	2.84%	—%	—%	2.84%
Municipal	4.16	4.20	4.36	4.35	—	—	4.27
Corporate notes:
Financial issuers	1.89	1.05	6.37	—	—	—	2.62
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	2.49	—	2.49
Commercial (multi-family) mortgage-backed securities	—	—	—	—	3.94	—	3.94
Collateralized mortgage obligations	—	—	—	—	3.82	—	3.82
Total held-to-maturity securities	2.80%	3.32%	4.78%	2.92%	2.58%	—%	2.68%
Equity securities with readily determinable fair value	—%	—%	—%	—%	—%	0.32%	0.32%
(1) None of our mortgage-backed securities are subprime.

Credit Quality

Commercial and Commercial Real Estate Loan Portfolios

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios as of December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
	Balance	% of Total Balance	Allowance For Credit Losses Allocation	Balance	% of Total Balance	Allowance For Credit Losses Allocation
Commercial:
Commercial, industrial and other	$15,574,551	54.7%	$175,837	$12,832,053	53.1%	$169,604
Commercial Real Estate:
Construction and development	$2,434,081	8.5%	$87,236	$2,084,041	8.6%	$94,081
Non-construction	10,469,863	36.8	135,620	9,260,123	38.3	129,772
Total commercial real estate	$12,903,944	45.3%	$222,856	$11,344,164	46.9%	$223,853
Total commercial and commercial real estate	$28,478,495	100.0%	$398,693	$24,176,217	100.0%	$393,457
Commercial real estate—collateral location by state:
Illinois	$7,043,810	54.6%		$6,935,002	61.1%
Wisconsin	918,976	7.1		878,888	7.7
Michigan	877,058	6.8		195,212	1.7
Total primary markets	$8,839,844	68.5%		$8,009,102	70.5%
Indiana	447,768	3.5		367,215	3.2
Florida	434,078	3.4		337,771	3.0
Colorado	249,070	1.9		267,369	2.4
California	260,037	2.0		251,509	2.2
Tennessee	290,391	2.3		199,751	1.8
Ohio	235,257	1.8		224,588	2.0
Texas	327,660	2.5		219,163	1.9
Other	1,819,839	14.1		1,467,696	13.0
Total	$12,903,944	100.0%		$11,344,164	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the portfolio, our allowance for credit losses in our commercial loan portfolio increased to $175.8 million as of December 31, 2024 compared to $169.6 million as of December 31, 2023.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area, southern Wisconsin, and west Michigan, 68.5% of our commercial real estate loan portfolio is located in this region as of December 31, 2024. We have been able to effectively manage our total non-performing commercial real estate loans. As of December 31, 2024, our allowance for credit losses related to this portfolio was $222.9 million compared to $223.9 million as of December 31, 2023. The decrease in the allowance for credit losses is primarily due to the impact on the Company’s loan loss modeling from improving macroeconomic conditions and expectations between the two reporting dates primarily related to the Baa credit spread and the Commercial Real Estate Price Index. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	December 31, 2024					December 31, 2023
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$2,252	$46,365	$48,617	0%	$423	$3,790	$54,852	$58,642	0%	$814
Commercial construction	197,184	1,868,591	2,065,775	16	4,661	85,353	1,644,584	1,729,937	15	5,351
Land	5,554	314,135	319,689	2	1,827	9,663	285,799	295,462	3	1,813
Office	286,041	1,370,068	1,656,109	13	1,489	272,171	1,183,246	1,455,417	13	1,386
Industrial	956,972	1,671,604	2,628,576	21	1,786	840,056	1,295,820	2,135,876	19	1,602
Retail	349,183	1,025,472	1,374,655	11	1,156	316,527	1,020,990	1,337,517	12	1,176
Multi-family	95,855	3,029,650	3,125,505	24	1,315	111,005	2,704,906	2,815,911	25	1,199
Mixed use and other	586,970	1,098,048	1,685,018	13	1,210	481,345	1,034,057	1,515,402	13	1,170
Total commercial real estate	$2,480,011	$10,423,933	$12,903,944	100%	$1,559	$2,119,910	$9,224,254	$11,344,164	100%	$1,470

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

Residential real estate. The Company’s residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of December 31, 2024, our residential loan portfolio totaled $3.6 billion, or 8% of our total outstanding loans.

Our adjustable rate mortgages are often non-agency conforming. These loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2024, excluding early buyout loans guaranteed by U.S. government agencies, $23.8 million of our residential real estate mortgages, or 0.7% of our residential real estate loan portfolio were classified as nonaccrual, no balances were 90 or more days past due and still accruing, $24.6 million were 30 to 89 days past due or 0.7% and $3.4 billion were current or 98.6%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, for which we receive fee income. The Company also selectively retains certain of these loans within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2024 and 2023 was $12.4 billion and $12.0 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The GNMA optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. If such intent to cure and resell changes subsequent to early buyout, the Company reclassifies such loans as held-for-investment. Early buyout loan classified as held-for-investment totaled $156.8 million at December 31, 2024 compared to $150.6 million at December 31, 2023. Such loans consist of both the rebooked GNMA loans and the early buyout exercised loans classified as held-for-investment discussed above. Rebooked GNMA loans held-for-investment amounted to $115.0 million at December 31, 2024, compared to $92.8 million at December 31, 2023. The increase in balance from December 31, 2023 to December 31, 2024 was the result of a slightly higher delinquency rate between periods and less frequent exercising of the early buyout option by the Company. As of December 31, 2024, early buyout exercised loans held-for-investment totaled $41.8 million compared to $57.8 million as of December 31, 2023. At December 31, 2024 and 2023, early buyout exercised mortgage loans held-for-sale remained relatively stable and totaled $141.5 million and $137.2 million, respectively.

It is not the Company’s current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2024, none of our mortgage loans consist of interest-only loans.

Premium finance receivables — property & casualty. FIRST Insurance Funding and FIFC Canada originated approximately $18.4 billion in property and casualty insurance premium finance receivables during 2024 as compared to approximately $16.4 billion in 2023. FIRST Insurance Funding and FIFC Canada makes loans to finance insurance premiums related to property and casualty insurance policies. The loans are indirectly originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of fraud. The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Premium finance receivables — life insurance. Wintrust Life Finance originated approximately $1.7 billion in life insurance premium finance receivables in 2024 as compared to $1.5 billion in 2023. The Company continues to experience a high level of competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Foreign. The Company had approximately $824.4 million of loans to businesses with operations in foreign countries as of December 31, 2024 compared to $920.4 million at December 31, 2023. This balance as of December 31, 2024 consists of loans originated by FIFC Canada.

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had limited concentrations of loans exceeding 10% of total loans at December 31, 2024, including the specialty finance operating segment, which are diversified throughout the United States and Canada.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at December 31, 2024 by date at which the loans reprice or mature, and the type of rate exposure:

(In thousands)	One year or less	From one to five years	From five to fifteen years	After fifteen years	Total
Commercial
Fixed rate	$419,733	$3,452,609	$2,001,276	$26,914	$5,900,532
Variable rate	9,673,183	836	—	—	9,674,019
Total commercial	$10,092,916	$3,453,445	$2,001,276	$26,914	$15,574,551
Commercial real estate
Fixed rate	$611,473	$2,842,450	$389,550	$60,813	$3,904,286
Variable rate	8,987,087	12,504	67	—	8,999,658
Total commercial real estate	$9,598,560	$2,854,954	$389,617	$60,813	$12,903,944
Home equity
Fixed rate	$9,106	$1,138	$—	$20	$10,264
Variable rate	434,764	—	—	—	434,764
Total home equity	$443,870	$1,138	$—	$20	$445,028
Residential real estate
Fixed rate	$12,157	$4,594	$76,321	$1,093,139	$1,186,211
Variable rate	90,855	584,092	1,751,607	—	2,426,554
Total residential real estate	$103,012	$588,686	$1,827,928	$1,093,139	$3,612,765
Premium finance receivables - property & casualty
Fixed rate	$7,179,672	$92,370	$—	$—	$7,272,042
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$7,179,672	$92,370	$—	$—	$7,272,042
Premium finance receivables - life insurance
Fixed rate	$271,528	$318,470	$4,000	$4,451	$598,449
Variable rate	7,548,696	—	—	—	7,548,696
Total premium finance receivables - life insurance	$7,820,224	$318,470	$4,000	$4,451	$8,147,145
Consumer and other
Fixed rate	$32,507	$7,587	$927	$920	$41,941
Variable rate	57,621	—	—	—	57,621
Total consumer and other	$90,128	$7,587	$927	$920	$99,562

Total per category
Fixed rate	$8,536,176	$6,719,218	$2,472,074	$1,186,257	$18,913,725
Variable rate	26,792,206	597,432	1,751,674	—	29,141,312
Total loans, net of unearned income	$35,328,382	$7,316,650	$4,223,748	$1,186,257	$48,055,037
Less: Existing cash flow hedging derivatives (1)	(6,700,000)
Total loans repricing or maturing in one year or less, adjusted for cash flow hedging activity	$28,628,382

Variable Rate Loan Pricing by Index:
SOFR tenors (2)					$18,029,528
12- month CMT (3)					6,355,203
Prime					3,388,920
Fed Funds					886,812
Other U.S. Treasury tenors					190,576
Other					290,273
Total variable rate					$29,141,312
(1)Excludes cash flow hedges with future effective starting dates.
(2)SOFR - Secured Overnight Financing Rate.
(3)CMT - Constant Maturity Treasury Rate.SOFR - Secured Overnight Financing Rate

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

1 Rating	—	Minimal Risk (Loss Potential — none or extremely low) (Superior asset quality, excellent liquidity, minimal leverage)

2 Rating	—	Modest Risk (Loss Potential demonstrably low) (Very good asset quality and liquidity, strong leverage capacity)

3 Rating	—	Average Risk (Loss Potential low but no longer refutable) (Mostly satisfactory asset quality and liquidity, good leverage capacity)

4 Rating	—	Above Average Risk (Loss Potential variable, but some potential for deterioration) (Acceptable asset quality, little excess liquidity, modest leverage capacity)

5 Rating	—	Management Attention Risk (Loss Potential moderate if corrective action not taken) (Generally acceptable asset quality, somewhat strained liquidity, minimal leverage capacity, minimum for most commercial real estate construction loans)

6 Rating	—	Special Mention (Loss Potential moderate if corrective action not taken) (Assets in this category are currently protected, potentially weak, but not to the point of substandard classification)

7 Rating	—	Substandard Accrual (Loss Potential distinct possibility that the bank may sustain some loss, but no discernible impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

8 Rating	—	Substandard Non-accrual (Loss Potential well documented probability of loss, including potential impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

9 Rating	—	Doubtful (Loss Potential extremely high) (These assets have all the weaknesses in those classified “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly improbable)

10 Rating	—	Loss (fully charged-off) (Loans in this category are considered fully uncollectible.)
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

Non-Performing Assets (1)

The following table sets forth the Company’s non-performing assets, and for the years prior to 2023, the troubled debt restructurings (“TDRs”) performing under the contractual terms of the loan agreement as of the dates shown. Reporting periods prior to the adoption of ASU 2022-02 as of January 1, 2023 present information on loan modifications representing TDRs under the prior accounting standards and related disclosure requirements. Prior to January 1, 2020, Purchased Credit-Impaired (“PCI”) loans were aggregated into pools by common risk characteristics for accounting purposes, including recognition of interest income on a pool basis. As a result of the implementation of CECL, beginning in the first quarter of 2020, PCI loans transitioned to a classification of Purchased Credit Deteriorated (“PCD”) loans, which no longer maintains the prior pools and related accounting concepts. Recognition of interest income on PCD loans is considered at the individual asset level following the Company’s accrual policies, instead of based upon the entire pool of loans. Due to the adoption of CECL, the Company included $22.6 million of PCD loans in total non-performing loans as of December 31, 2020.

(Dollars in thousands)	2024	2023	2022	2021	2020
Loans past due greater than 90 days and still accruing(2):
Commercial	$104	$98	$462	$15	$307
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Residential real estate	—	—	—	—	—
Premium finance receivables – property & casualty	16,031	20,135	15,841	7,210	12,792
Premium finance receivables – life insurance	—	—	17,245	7	—
Consumer and other	47	54	49	137	264
Total loans past due greater than 90 days and still accruing	$16,182	$20,287	$33,597	$7,369	$13,363
Non-accrual loans(3):
Commercial	$73,490	$38,940	$35,579	$20,399	$21,743
Commercial real estate	21,042	35,459	6,387	21,746	46,107
Home equity	1,117	1,341	1,487	2,574	6,529
Residential real estate	23,762	15,391	10,171	16,440	26,071
Premium finance receivables – property & casualty	28,797	27,590	13,470	5,433	13,264
Premium finance receivables – life insurance	6,431	—	—	—	—
Consumer and other	2	22	6	477	436
Total non-accrual loans	$154,641	$118,743	$67,100	$67,069	$114,150
Total non-performing loans:
Commercial	$73,594	$39,038	$36,041	$20,414	$22,050
Commercial real estate	21,042	35,459	6,387	21,746	46,107
Home equity	1,117	1,341	1,487	2,574	6,529
Residential real estate	23,762	15,391	10,171	16,440	26,071
Premium finance receivables – property & casualty	44,828	47,725	29,311	12,643	26,056
Premium finance receivables – life insurance	6,431	—	17,245	7	—
Consumer and other	49	76	55	614	700
Total non-performing loans	$170,823	$139,030	$100,697	$74,438	$127,513
Other real estate owned	23,116	13,309	8,589	1,959	9,711
Other real estate owned – from acquisitions	—	—	1,311	2,312	6,847
Total non-performing assets	$193,939	$152,339	$110,597	$78,709	$144,071
Accruing TDRs not included within non-performing assets	N/A	N/A	$36,620	$37,486	$47,023
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.47%	0.30%	0.29%	0.17%	0.18%
Commercial real estate	0.16	0.31	0.06	0.24	0.54
Home equity	0.25	0.39	0.45	0.77	1.54
Residential real estate	0.66	0.56	0.43	1.00	2.07
Premium finance receivables – property & casualty	0.62	0.69	0.50	0.26	0.64
Premium finance receivables – life insurance	0.08	—	0.21	0.00	—
Consumer and other	0.05	0.13	0.11	2.54	2.17
Total non-performing loans	0.36%	0.33%	0.26%	0.21%	0.40%
Total non-performing assets as a percentage of total assets	0.30%	0.27%	0.21%	0.16%	0.32%
Total non-accrual loans as a percentage of total loans	0.32%	0.28%	0.17%	0.19%	0.36%
Allowance for loan and unfunded lending-related commitment losses as a percentage of nonaccrual loans	282.33%	359.82%	532.71%	446.78%	332.82%
(1)Excludes early buy-out loans guaranteed by U.S. government agencies. Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.
(2)As of December 31, 2022, no TDRs were past due greater than 90 days and still accruing interest. As of December 31, 2021, approximately $320,000 of TDRs were past due and greater than 90 days and still accruing interest. As of December 31, 2020, no TDRs were past due greater than 90 days and still accruing interest.
(3)Non-accrual loans included TDRs totaling $4.5 million, $11.8 million, and $21.2 million as of December 31, 2022, 2021, and 2020, respectively.

At this time, management believes reserves are appropriate to absorb losses that are expected upon the ultimate resolution of these credits. Management will continue to actively review and monitor its loan portfolios, in an effort to identify problem credits in a timely manner.

Loan Portfolio Aging

As of December 31, 2024, $164.4 million, or 0.3% of all loans, excluding early buy-out loans guaranteed by U.S. government agencies, were 60 to 89 days (or two payments) past due and $249.9 million, or 0.5%, were 30 to 59 days (or one payment) past due. As of December 31, 2023, $69.9 million, or 0.2%, of all loans, excluding early buy-out loans guaranteed by U.S. government agencies were 60 to 89 days (or two payments) past due and $227.6 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2024 that are current with regard to the contractual terms of the loan agreement represent 99.0% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at December 31, 2024 that are current with regards to the contractual terms of the loan agreements comprise 98.6% of these residential real estate loans outstanding.

For more information regarding delinquent loans as of December 31, 2024, see Note (5) “Allowance for Credit Losses” in Item 8.

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

(In thousands)	2024	2023
Balance at beginning of period	$139,030	$100,697
Additions from becoming non-performing in the respective period	150,784	123,377
Additions from assets acquired in the respective period	189	—
Return to performing status	(2,872)	(27,011)
Payments received	(41,060)	(34,063)
Transfers to OREO and other repossessed assets	(29,903)	(8,252)
Charge-offs, net	(49,306)	(16,346)
Net change for niche loans (1)	3,961	628
Balance at period end	$170,823	$139,030
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

The following table sets forth the allocation of the allowance for credit losses by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2024		December 31, 2023		December 31, 2022		December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for credit losses allocation:
Commercial	$175,837	32%	$169,604	30%	$142,769	32%	$119,307	34%	$94,212	37%
Commercial real-estate	222,856	27	223,853	27	184,352	25	144,583	26	243,603	26
Home equity	8,943	1	7,116	1	7,573	1	10,699	1	11,437	1
Residential real-estate	10,335	8	13,133	7	11,585	6	8,782	5	12,459	5
Premium finance receivables – property & casualty	17,111	15	12,384	16	9,967	15	15,246	14	17,267	13
Premium finance receivables – life insurance	709	17	685	19	704	21	613	20	510	18
Consumer and other	812	0	490	0	498	0	423	0	422	0
Total allowance for credit losses	$436,603	100%	$427,265	100%	$357,448	100%	$299,653	100%	$379,910	100%
Allowance category as a percent of total allowance for credit losses:
Commercial	41%		40%		40%		40%		25%
Commercial real-estate	51		52		52		48		64
Home equity	2		2		2		4		3
Residential real-estate	2		3		3		3		3
Premium finance receivables—property & casualty	4		3		3		5		5
Premium finance receivables—life insurance	0		0		0		0		0
Consumer and other	0		0		0		0		0
Total allowance for credit losses	100%		100%		100%		100%		100%

Management determined that the allowance for credit losses was appropriate at December 31, 2024, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the last five fiscal years.

(Dollars in thousands)	2024	2023	2022	2021	2020
Allowance for credit losses at beginning of year	$427,265	$357,448	$299,653	$379,910	$158,461
Cumulative effect adjustment from the adoption of ASU 2016-13	—	741	—	—	47,344
Provision for credit losses - Other	85,390	114,531	78,179	(59,280)	214,235
Provision for credit losses - Day 1 on non-PCD assets acquired during the period	15,547	—	—	—	—
Initial allowance for credit losses recognized on PCD assets acquired during the period	3,004	—	—	470	—
Other adjustments	(207)	47	(108)	3	179
Charge-offs:
Commercial	48,864	15,713	14,141	20,801	18,293
Commercial real estate	22,127	15,228	1,379	3,293	15,960
Home equity	74	227	432	336	2,061
Residential real estate	175	192	471	1,082	891
Premium finance receivables – property & casualty	37,515	21,684	14,240	9,020	15,472
Premium finance receivables – life insurance	4	173	35	—	—
Consumer and other	587	595	1,081	487	528
Total charge-offs	$109,346	$53,812	$31,779	$35,019	$53,205
Recoveries:
Commercial	2,853	2,651	4,748	2,559	5,092
Commercial real estate	323	460	701	1,304	1,835
Home equity	359	139	319	1,203	528
Residential real estate	15	21	77	330	184
Premium finance receivables – property & casualty	11,259	4,930	5,522	7,989	5,108
Premium finance receivables – life insurance	54	16	—	—	—
Consumer and other	87	93	136	184	149
Total recoveries	$14,950	$8,310	$11,503	$13,569	$12,896
Net charge-offs	$(94,396)	$(45,502)	$(20,276)	$(21,450)	$(40,309)
Allowance for credit losses at year end	$436,603	$427,265	$357,448	$299,653	$379,910
Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.33%	0.10%	0.08%	0.16%	0.12%
Commercial real estate	0.18	0.14	0.01	0.02	0.17
Home equity	(0.07)	0.03	0.03	(0.23)	0.33
Residential real estate	0.01	0.01	0.02	0.05	0.06
Premium finance receivables – property & casualty	0.37	0.27	0.16	0.02	0.27
Premium finance receivables – life insurance	(0.00)	0.00	0.00	—	—
Consumer and other	0.57	0.60	1.22	0.66	0.52
Total loans, net of unearned income	0.21%	0.11%	0.06%	0.06%	0.13%
Year-end total loans	$48,055,037	$42,131,831	$39,196,485	$34,789,104	$32,079,273
Allowance for loan losses as a percentage of loans at end of year	0.76%	0.82%	0.69%	0.71%	1.00%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at end of year	0.91	1.01	0.91	0.86	1.18

NM—Not Meaningful

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $72.6 million as of December 31, 2024 compared to $83.0 million as of December 31, 2023.

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

Collective Measurement

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool. These methodologies include estimating the probability of default and loss given default on the commercial and commercial real estate segments, using the weighted-average remaining maturity methodology for the residential real estate, home equity, and consumer segments, and utilizing an assumption-based approach focusing on historical loss rates for the premium finance receivables segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis and incorporates third party economic forecasts. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macroeconomic scenario provided by a third party and reviewed within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are considered when the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable. The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

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

	Years Ended
(In thousands)	December 31,	December 31,
	2024	2023
Balance at beginning of period	$13,309	$9,900
Disposal/resolved	(20,026)	(5,051)
Transfers in at fair value, less costs to sell	30,040	8,564
Fair value adjustments	(207)	(104)
Balance at period end	$23,116	$13,309

	Period End
(In thousands)	December 31,	December 31,
	2024	2023
Residential real estate	$—	$720
Commercial real estate	23,116	12,589
Total	$23,116	$13,309

Deposits and Other Funding Sources

Total deposits at December 31, 2024, were $52.5 billion, increasing $7.1 billion, or 16%, compared to the $45.4 billion at December 31, 2023. Average deposit balances in 2024 were $47.7 billion, reflecting an increase of $4.5 billion, or 10%, compared to the average balances in 2023.

The increase in year end and average deposits in 2024 over 2023 is primarily attributable to the Company's increased marketing efforts during 2024 to retain and attract deposits to support continued loan growth, the Macatawa acquisition, and due to the diversity of our deposit base. The Company has experienced a change in the mix of deposits as non-interest bearing deposits have migrated to interest-bearing products as rates paid on deposits increased substantially in 2023 due to the rise in market rates. Average non-interest bearing deposits decreased $806.5 million, or 7% in 2024 compared to 2023, with period end balances ending at 22% of total deposits at December 31, 2024, compared to 23% at December 31, 2023.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$10,212,088	22%	$11,018,596	25%	$13,667,879	32%
NOW and interest-bearing demand deposits	5,360,630	11	5,626,277	13	5,355,077	13
Wealth management deposits	1,458,404	3	1,730,523	4	2,827,497	7
Money market accounts	15,946,363	33	13,665,248	32	12,254,159	29
Savings accounts	6,015,085	13	5,299,205	12	4,014,166	10
Time certificates of deposit	8,753,848	18	5,952,537	14	3,812,148	9
Total average deposits	$47,746,418	100%	$43,292,386	100%	$41,930,926	100%

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

The Company had approximately $18.9 billion of uninsured deposits as of December 31, 2024, of which $3.1 billion were fully collateralized deposits. The net position of $15.8 billion of uninsured and uncollateralized deposits represents approximately 30% of total deposits as of December 31, 2024. The Company had total liquidity sources, including cash and collateralized funding sources of $17.4 billion or approximately 110% of uninsured and uncollateralized deposits as of December 31, 2024.

The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2024		2023
	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total
Federal Home Loan Bank advances	$3,042,052	72%	$2,316,722	64%
Subordinated notes	360,802	8	437,604	12

Notes payable	160,396	4	188,900	5
Short-term borrowings	6,207	0	17,893	0
Secured borrowings	379,194	9	363,173	10
Other	58,071	1	60,149	2
Total other borrowings	603,868	14	630,115	17

Junior subordinated debentures	253,566	6	253,566	7
Total other funding sources	$4,260,288	100%	$3,638,007	100%

FHLB advances provide the banks with access to fixed-rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. FHLB advances to the banks outstanding balance totaled $3.2 billion at December 31, 2024 and $2.3 billion at December 31, 2023. See Note (11) “Federal Home Loan Bank Advances” to the Consolidated Financial Statements in Item 8 for further discussion of the terms of these advances.

Notes payable balances represent the balances on a credit agreement (as amended, the “Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consists of a $200.0 million term loan facility and a $100.0 million revolving credit facility. As of December 31, 2024, the outstanding principal balance under the term loan facility was $142.8 million and there was no outstanding principal balance under the revolving credit facility. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of notes payable.

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. At December 31, 2024, the Company had none of these types of borrowings compared to $13.4 million at December 31, 2023. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these secured borrowings under this agreement. At December 31, 2024 and 2023, the translated balance of the secured borrowings totaled $323.2 million and $392.5 million, respectively.

Other borrowings at December 31, 2024 represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70%, and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note relates to and is secured by three office buildings owned by the Company. At December 31, 2024 and 2023, the Fixed-Rate Promissory Note had a balance of $57.1 million and $59.2 million, respectively. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

At December 31, 2024 and 2023, subordinated notes totaled $298.3 million and $437.9 million, respectively. During 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. In the second quarter of 2024, the Company repaid the $140.0 million of subordinated notes issued in 2014. The notes had a stated interest rate of 5.00% and matured in June 2024. See Note (12) “Subordinated Notes” to the Consolidated Financial Statements in Item 8 for further discussion.

The Company had $253.6 million of junior subordinated debentures outstanding as of December 31, 2024 and 2023. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note (14) “Junior Subordinated Debentures” to the Consolidated Financial Statements in Item 8 for further discussion of the Company’s junior subordinated debentures. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company’s Tier 2 regulatory capital as of December 31, 2024.

Shareholders’ Equity. Total shareholders’ equity was $6.3 billion at December 31, 2024, an increase of $944.8 million from the December 31, 2023 total of $5.4 billion. The increase in 2024 was primarily a result of net income of $695.0 million, common stock issued for acquisition of Macatawa Bank Corporation of $499.2 million, and $38.1 million of stock-based compensation costs credited to surplus. These increases to total shareholders’ equity were partially offset by $78.9 million in net unrealized losses from investment securities, net of tax, $43.3 million of net unrealized losses on cash flow hedges, net of tax, $24.9 million of foreign currency translation adjustments, net of tax, common stock dividends of $115.3 million and preferred stock dividends of $28.0 million. See Note (23) “Shareholders’ Equity” to the Consolidated Financial Statements in Item 8 for further discussion of shareholders’ equity.

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

The following table summarizes the capital guidelines for bank holding companies as of December 31, 2024, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2024, 2023 and 2022:

	Minimum Ratios	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized Ratios (2)	2024	2023	2022
Tier 1 Leverage Ratio	4.0%	N/A	N/A	9.4%	9.3%	8.8%
Risk-based capital ratios:
Tier 1 Capital Ratio	6.0	8.50	6.0	10.7	10.3	10.0
Common equity tier 1 capital ratio	4.5	7.00	N/A	9.9	9.4	9.1
Total capital ratio	8.0	10.50	10.0	12.3	12.1	11.9
Other ratios:
Total average equity to total average assets	N/A	N/A	N/A	9.8	9.4	9.2
Dividend payout ratio	N/A	N/A	N/A	17.5	16.7	17.0
(1)Reflects the Capital Conservation Buffer of 2.50%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard.

As reflected in the table, each of the Company’s capital ratios at December 31, 2024, exceeded the well-capitalized ratios established by the Federal Reserve. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies. Refer to Note (19) “Regulatory Matters” to the Consolidated Financial Statements in Item 8 for further information on the capital positions of the banks.

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

In January, April, July and October of 2024 and 2023, Wintrust declared a quarterly cash dividend of $0.41 per share and $429.69 per share of Series D and Series E Preferred Stock, respectively.

The payment of common stock dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company’s Series D and Series E Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term credit facilities. Under the terms of these separate revolving and term credit facilities, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2024, Wintrust declared a quarterly cash dividend of $0.45 per common share. In January, April, July and October of 2023, Wintrust declared a quarterly cash dividend of $0.40 per common share. In January of 2025, Wintrust declared a quarterly cash dividend of $0.50 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2024, 2023 and 2022, the subsidiaries paid $475.0 million, $360.0 million and $52.0 million, respectively, in dividends to the Company. As of December 31, 2024, subject to minimum capital requirements at the banks, approximately $932.5 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

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

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In 2024, we managed our liquid assets to ensure that we have the balance sheet strength to serve our clients. As a result, the Company believes that it has sufficient funds and access to funds to meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

	December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020
Total deposits	$52,512,349	$45,397,170	$42,902,544	$42,095,585	$37,092,651
Brokered Deposits (1)	3,598,102	4,216,718	3,174,093	1,591,083	1,843,227
Brokered deposits as a percentage of total deposits (1)	6.9%	9.3%	7.4%	3.8%	5.0%
(1)Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The Company’s banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2024 and 2023, the banks had approximately $6.9 billion of securities collateralizing public deposits and other liquidity sources. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.

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

The Company’s other purchase obligations relate to certain contractual cash obligations for acquisition-related contingent costs, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities. In 2024, the Company continued to significantly invest in technology, including enhancements to our customer’s digital experience, and it is subject to additional contractual purchase obligations in furtherance of these efforts.

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

Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2024. Further information on these commitments is included in Note (20) “Commitments and Contingencies” of the Consolidated Financial Statements in Item 8 of this report.

(In thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$6,159,670	$3,797,836	$1,192,951	$379,005	$11,529,462
Residential real estate	361,342	—	—	—	361,342
Revolving home equity lines of credit	999,063	—	—	—	999,063
Letters of credit	382,809	53,650	66,708	260	503,427
Commitments to sell mortgage loans	377,544	—	—	—	377,544

Our remaining commitment to fund community investments totaled $94.1 million, which includes future cash outlays for the construction and development of properties for low-income housing, support for small businesses, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the commitments table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At December 31, 2024, the liability for estimated losses on repurchase and indemnification was approximately $188,000 and was included in other liabilities on the balance sheet.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points as compared to projected net interest income in a scenario with no assumed rate changes. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenario at December 31, 2024 and December 31, 2023 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2024	(1.6)%	(0.6)%	(0.3)%	(1.5)%
December 31, 2023	2.6	1.8	0.4	(0.7)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2024	(0.2)%	(0.0)%	0.0%	(0.3)%
December 31, 2023	1.6	1.2	(0.3)	(1.5)

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

As shown above, at December 31, 2024, the magnitude of potential changes in net interest income in various interest rate scenarios has continued to remain relatively neutral. As the current interest rate cycle progressed, management took action to reposition its sensitivity to interest rates. To this end, management has executed various derivative instruments including collars and receive-fixed swaps to hedge variable-rate loan exposures. The Company will continue to monitor current and projected interest rates and may execute additional derivatives to mitigate potential fluctuations in the net interest margin in future periods.

During 2024 and 2023, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed-rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2024 or 2023. See Note (21) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s fees from covered call options for the twelve months ended December 31, 2024 and December 31, 2023.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for credit losses
Description of the Matter
At December 31, 2024, the Company’s allowance for credit losses (ACL) was $437.1 million. As more fully described in Notes (1) and (5) to the consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual term of the loan. The ACL is measured on a collective or pooled basis when assets share the same risk characteristics or on an individual basis when assets do not share similar risk characteristics. For assets measured on a collective basis, the Company applies modeling methodologies that utilize the Company’s historical loss experience to estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. The historical credit loss experience utilized in the ACL models is adjusted for the Company’s reasonable and supportable economic forecasts. The modeled results are then adjusted for certain qualitative factors. For assets measured on an individual basis, the Company measures the expected losses primarily based on the estimated collateral value.

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

Chicago, Illinois
February 28, 2025

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except shares and per share amounts)	2024	2023
Assets
Cash and due from banks	$452,017	$423,404
Federal funds sold and securities purchased under resale agreements	6,519	60
Interest-bearing deposits with banks	4,409,753	2,084,323
Available-for-sale securities, at fair value	4,141,482	3,502,915
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $457 and $347 at December 31, 2024 and December 31, 2023, respectively ($2.9 billion and $3.2 billion fair value at December 31, 2024 and December 31, 2023, respectively)	3,613,263	3,856,916
Trading account securities	4,072	4,707
Equity securities with readily determinable fair value	215,412	139,268
Federal Home Loan Bank and Federal Reserve Bank stock	281,407	205,003
Brokerage customer receivables	18,102	10,592
Mortgage loans held-for-sale, at fair value	331,261	292,722
Loans, net of unearned income	48,055,037	42,131,831
Allowance for loan losses	(364,017)	(344,235)
Net loans	47,691,020	41,787,596
Premises, software and equipment, net	779,130	748,966
Lease investments, net	278,264	281,280
Accrued interest receivable and other assets	1,739,334	1,551,899
Receivable on unsettled securities sales	—	690,722
Goodwill	796,942	656,672
Other acquisition-related intangible assets	121,690	22,889
Total assets	$64,879,668	$56,259,934

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$11,410,018	$10,420,401
Interest-bearing	41,102,331	34,976,769
Total deposits	52,512,349	45,397,170
Federal Home Loan Bank advances	3,151,309	2,326,071
Other borrowings	534,803	645,813
Subordinated notes	298,283	437,866
Junior subordinated debentures	253,566	253,566
Accrued interest payable and other liabilities	1,785,061	1,799,922
Total liabilities	58,535,371	50,860,408
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at December 31, 2024 and December 31, 2023	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at December 31, 2024 and December 31, 2023	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; 66,560,182 shares issued at December 31, 2024 and 61,268,566 shares issued at December 31, 2023	66,560	61,269
Surplus	2,482,561	1,943,806
Treasury stock, at cost, 64,955 shares at December 31, 2024 and 24,940 shares at December 31, 2023	(6,153)	(2,217)
Retained earnings	3,897,164	3,345,399
Accumulated other comprehensive loss	(508,335)	(361,231)
Total shareholders’ equity	6,344,297	5,399,526
Total liabilities and shareholders’ equity	$64,879,668	$56,259,934

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Interest income
Interest and fees on loans	$3,043,354	$2,540,952	$1,507,726
Mortgage loans held-for-sale	21,436	16,791	21,195
Interest-bearing deposits with banks	115,253	78,978	43,447
Federal funds sold and securities purchased under resale agreements	366	1,806	4,903
Investment securities	276,115	238,587	160,600
Trading account securities	48	41	22
Federal Home Loan Bank and Federal Reserve Bank stock	20,060	14,912	8,622
Brokerage customer receivables	965	1,047	928
Total interest income	3,477,597	2,893,114	1,747,443
Interest expense
Interest on deposits	1,343,642	906,470	175,202
Interest on Federal Home Loan Bank advances	99,149	72,286	30,329
Interest on other borrowings	34,480	35,280	14,294
Interest on subordinated notes	18,117	22,024	22,004
Interest on junior subordinated debentures	19,674	19,190	10,252
Total interest expense	1,515,062	1,055,250	252,081
Net interest income	1,962,535	1,837,864	1,495,362
Provision for credit losses	101,047	114,390	78,589
Net interest income after provision for credit losses	1,861,488	1,723,474	1,416,773
Non-interest income
Wealth management	146,227	130,607	126,614
Mortgage banking	93,213	83,073	155,173
Service charges on deposit accounts	65,651	55,250	58,574
Gains (losses) on investment securities, net	(2,602)	1,525	(20,427)
Fees from covered call options	10,196	21,863	14,133
Trading gains, net	504	1,142	3,752
Operating lease income, net	58,710	53,298	55,510
Other	116,426	87,348	67,724
Total non-interest income	488,325	434,106	461,053
Non-interest expense
Salaries and employee benefits	817,108	748,013	696,107
Software and equipment	122,794	104,632	95,885
Operating lease equipment	42,298	42,363	38,008
Occupancy, net	79,213	77,068	70,965
Data processing	39,736	38,800	31,209
Advertising and marketing	61,812	65,075	59,418
Professional fees	40,637	34,758	33,088
Amortization of other acquisition-related intangible assets	12,095	5,498	6,116
FDIC insurance	46,118	71,102	28,639
OREO expense, net	(408)	(1,528)	(140)
Other	141,321	126,718	117,976
Total non-interest expense	1,402,724	1,312,499	1,177,271
Income before taxes	947,089	845,081	700,555
Income tax expense	252,044	222,455	190,873
Net income	$695,045	$622,626	$509,682
Preferred stock dividends	27,964	27,964	27,964
Net income applicable to common shares	$667,081	$594,662	$481,718
Net income per common share—Basic	$10.47	$9.72	$8.14
Net income per common share—Diluted	$10.31	$9.58	$8.02
Cash dividends declared per common share	$1.80	$1.60	$1.36
Weighted average common shares outstanding	63,685	61,149	59,205
Dilutive potential common shares	1,016	938	886
Average common shares and dilutive common shares	64,701	62,087	60,091

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net income	$695,045	$622,626	$509,682
Unrealized (losses) gains on available-for-sale securities
Before tax	(105,922)	50,669	(537,602)
Tax effect	28,019	(14,455)	143,270
Net of tax	(77,903)	36,214	(394,332)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	1,236	951	439
Tax effect	(321)	(252)	(118)
Net of tax	915	699	321
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	89	212	175
Tax effect	(24)	(57)	(47)
Net of tax	65	155	128
Net unrealized (losses) gains on available-for-sale securities	(78,883)	35,360	(394,781)
Unrealized (losses) gains on derivative instruments
Before tax	(59,046)	33,512	(26,882)
Tax effect	15,770	(8,844)	7,152
Net unrealized (losses) gains on derivative instruments	(43,276)	24,668	(19,730)
Foreign currency translation adjustment
Before tax	(30,518)	7,788	(21,781)
Tax effect	5,573	(1,411)	4,564
Net foreign currency translation adjustment	(24,945)	6,377	(17,217)
Total other comprehensive (loss) income	(147,104)	66,405	(431,728)
Comprehensive income	$547,941	$689,031	$77,954
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2021	$412,500	$58,892	$1,685,572	$(109,903)	$2,447,535	$4,092	$4,498,688
Net income	—	—	—	—	509,682	—	509,682
Other comprehensive loss, net of tax	—	—	—	—	—	(431,728)	(431,728)
Cash dividends declared on common stock, $1.36 per share	—	—	—	—	(80,246)	—	(80,246)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,964)	—	(27,964)
Stock-based compensation	—	—	31,748	—	—	—	31,748
Common stock issued for:
New issuances, net of cost	—	1,612	174,214	109,903	—	—	285,729
Exercise of stock options and warrants	—	123	5,067	(304)	—	—	4,886
Restricted stock awards	—	69	(69)	—	—	—	—
Employee stock purchase plan	—	42	3,344	—	—	—	3,386
Director compensation plan	—	59	2,598	—	—	—	2,657
Balance at December 31, 2022	$412,500	$60,797	$1,902,474	$(304)	$2,849,007	$(427,636)	$4,796,838
Cumulative effect adjustment from the adoption of ASU 2022-02 (TDR), net of tax	—	—	—	—	(544)	—	(544)
Net income	—	—	—	—	622,626	—	622,626
Other comprehensive income, net of tax	—	—	—	—	—	66,405	66,405
Cash dividends declared on common stock, $1.60 per share	—	—	—	—	(97,726)	—	(97,726)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,964)	—	(27,964)
Stock-based compensation	—	—	33,495	—	—	—	33,495
Common stock issued for:
Exercise of stock options and warrants	—	56	2,186	—	—	—	2,242
Restricted stock awards	—	307	(307)	(1,913)	—	—	(1,913)
Employee stock purchase plan	—	46	3,283	—	—	—	3,329
Director compensation plan	—	63	2,675	—	—	—	2,738
Balance at December 31, 2023	$412,500	$61,269	$1,943,806	$(2,217)	$3,345,399	$(361,231)	$5,399,526
Net income	—	—	—	—	695,045	—	695,045
Other comprehensive loss, net of tax	—	—	—	—	—	(147,104)	(147,104)
Cash dividends declared on common stock, $1.80 per share	—	—	—	—	(115,316)	—	(115,316)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,964)	—	(27,964)
Stock-based compensation	—	—	38,108	—	—	—	38,108
Common stock issued for:
Acquisition of Macatawa Bank Corporation	—	4,702	494,537	—	—	—	499,239
Exercise of stock options and warrants	—	2	84	—	—	—	86
Restricted stock awards	—	537	(532)	(3,936)	—	—	(3,931)
Employee stock purchase plan	—	35	3,312	—	—	—	3,347
Director compensation plan	—	15	3,246	—	—	—	3,261
Balance at December 31, 2024	$412,500	$66,560	$2,482,561	$(6,153)	$3,897,164	$(508,335)	$6,344,297
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023	2022
Operating Activities:
Net income	$695,045	$622,626	$509,682
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	101,047	114,390	78,589
Depreciation, amortization and accretion, net	100,079	84,764	82,070
Deferred income tax expense (benefit)	11,011	(19,707)	22,057
Stock-based compensation expense	38,108	33,495	31,748
(Accretion) amortization of premium on securities, net	(2,133)	1,236	2,416
Accretion of discount and deferred fees on loans, net	(18,984)	(16,943)	(19,565)
Mortgage servicing rights fair value changes	18,637	36,209	(36,609)
Non-designated derivatives fair value changes, net	61,035	(3,048)	1,691
Originations and purchases of mortgage loans held-for-sale	(2,624,914)	(1,962,205)	(2,799,000)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(23,197)	(25,954)	80,158
Proceeds from sales of mortgage loans held-for-sale	2,609,248	1,963,214	3,146,442
Bank owned life insurance (“BOLI”) (gains) losses	(5,755)	(4,575)	806
Decrease (increase) in trading securities, net	635	(3,580)	(66)
(Increase) decrease in brokerage customer receivables, net	(7,510)	5,795	9,681
Gains on mortgage loans sold	(46,430)	(37,738)	(43,391)
Gains on premium financing receivables sold	(4,575)	(890)	—
Losses (gains) on investment securities, net, and dividend reinvestment on equity securities	2,602	(1,525)	20,427
Losses on sales of premises and equipment, net	336	1,290	2,845
Gains on sales and fair value adjustments of other real estate owned, net	(1,951)	(1,656)	(792)
Increase in accrued interest receivable and other assets, net	(131,429)	(205,428)	(91,585)
(Decrease) increase in accrued interest payable and other liabilities, net	(49,348)	164,606	377,396
Net Cash Provided by Operating Activities	721,557	744,376	1,375,000
Investing Activities:
Proceeds from calls and sales of available-for-sale securities	1,769,854	1,881,410	17,413
Proceeds from payments and maturities of available-for-sale securities	588,664	384,769	368,846
Proceeds from payments, maturities and calls of held-to-maturity securities	242,427	191,421	210,958
Proceeds from sales of equity securities with readily determinable fair value	51,792	23,592	31,753
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	2,226	67	1,330
Purchases of available-for-sale securities	(1,748,535)	(2,244,564)	(2,762,171)
Purchases of held-to-maturity securities	—	(408,917)	(910,964)
Purchases of equity securities with readily determinable fair value	(125,573)	(47,454)	(59,495)
Purchases of equity securities without readily determinable fair value	(6,933)	(10,450)	(17,429)
(Purchases) redemptions of FHLB and FRB stock, net	(76,404)	19,756	(89,381)
Distributions from investments in partnerships, net	2,763	7,476	4,765
Net cash received (paid) in business combinations	531,308	(5,147)	—
Proceeds from sales of premium financing receivables, net	627,450	405,560	—
Proceeds from sale of other real estate owned	20,026	5,051	3,954
Decrease in securities purchased under resale agreements with terms exceeding three months, net	—	—	700,000
(Increase) decrease in interest-bearing deposits with banks, net	(2,334,423)	(91,251)	3,382,366
Increase in loans, net	(5,405,340)	(3,303,303)	(4,320,225)
Redemption of BOLI	367	574	960
Purchases of premises and equipment, net	(86,032)	(46,406)	(53,449)
Net Cash Used for Investing Activities	(5,946,363)	(3,237,816)	(3,490,769)
Financing Activities:
Increase in deposit accounts, net	4,805,004	2,494,619	806,947
(Decrease) increase in other borrowings, net	(83,674)	40,670	125,135
Increase in Federal Home Loan Bank advances, net	825,238	10,000	1,075,000
Cash payments to settle contingent consideration liabilities recognized in business combinations	(6,168)	(57)	—
Proceeds from common stock offering, net	—	—	285,729
Repayment of subordinated notes	(140,000)	—	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and director compensation plan	6,694	8,309	11,233
Common stock repurchases for tax withholdings related to stock-based compensation	(3,936)	(1,913)	(304)
Dividends paid	(143,280)	(125,690)	(108,210)
Net Cash Provided by Financing Activities	5,259,878	2,425,938	2,195,530
Net Increase (Decrease) in Cash and Cash Equivalents	35,072	(67,502)	79,761
Cash and Cash Equivalents at Beginning of Period	423,464	490,966	411,205
Cash and Cash Equivalents at End of Period	$458,536	$423,464	$490,966
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,517,813	$1,026,311	$239,209
Income taxes, net	252,851	231,653	153,499
Business combinations:
Fair value of assets acquired, including cash and cash equivalents	2,611,601	23,669	—
Value ascribed to goodwill and other intangible assets	252,983	8,822	—
Fair value of liabilities assumed	2,365,345	12,468	—
Non-cash activities
Transfer to other real estate owned from loans	30,040	8,564	10,018
Common stock issued for acquisitions	499,239	—	—
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

Cash Equivalents

For purposes of the consolidated statements of cash flows, Wintrust considers cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less, to be cash equivalents. There were no securities sold under agreements to repurchase with original maturities of three months or less at December 31, 2024.

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

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets in the Consolidated Statements of Condition. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for credit losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount, limited to the initial fair value recorded at the date of transfer, and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2024 and 2023, other real estate owned totaled $23.1 million and $13.3 million, respectively.

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

Bank-Owned Life Insurance ("BOLI")

The Company maintains BOLI on certain individuals. BOLI balances are recorded at their cash surrender values and are included in other assets in the Consolidated Statements of Condition. Changes in the cash surrender values are included in non-interest income. At December 31, 2024 and 2023, BOLI totaled $219.5 million and $160.2 million, respectively.

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

The Company has elected to apply the deferral method for acquired investments that generate investment tax credits (ITCs). This includes solar tax credit investments. Under this approach, the ITCs are recorded as an offset to the related investment on the balance sheet, with credit amounts being recognized in earnings over the life of the investment within the same income or expense accounts as used for the investment.

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

Foreign Currency Translation

The Company revalues assets and liabilities denominated in non-U.S. currencies into U.S. dollars at the end of each month using applicable exchange rates and revenue and expenses are revalued using a daily spot rate.
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

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to enhance public entity disclosures regarding significant segment expenses which are regularly reported to an entity’s chief operating decision-maker (“CODM”) and included in a segment’s reported profit or loss. This ASU requires disclosure of the amount and composition of “other segment items”, the title and position of the CODM, and how the CODM uses reported measures of profit or loss to assess segment performance. Further, the guidance requires certain segment disclosures previously provided only annually, on an interim basis. The Company adopted ASU No. 2023-07 as of January 1, 2024. Refer to Note (24) “Segment Information” for further information regarding the adoption of this standard.

(2) Recent Accounting Pronouncements

Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. This ASU requires annually that all entities disclose increasingly disaggregated information on amount of income taxes paid. Further, this ASU requires annually that all public entities must disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. This guidance is effective for fiscal years beginning after December 15, 2024 and is to be applied either on prospective basis or retrospective basis. Early adoption is permitted. The Company expects that adopting this new guidance will have an impact to disclosures only.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires public business entities to disclose additional information about specific expense categories including employee compensation, depreciation, intangible asset amortization, etc., as well as qualitative descriptions of certain expenses, in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance is to be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU No. 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for fiscal years beginning after December 15, 2025, including interim periods therein, and is to be applied either on a prospective basis or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Investment Securities

A summary of the available-for-sale and held-to-maturity investment securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2024 and 2023 is as follows:

	December 31, 2024				December 31, 2023
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$37,858	$49	$—	$37,907	$6,960	$8	$—	$6,968
U.S. government agencies	50,000	—	(5,055)	44,945	50,000	—	(4,876)	45,124
Municipal	188,405	528	(4,340)	184,593	144,299	657	(3,998)	140,958
Corporate notes:
Financial issuers	83,997	—	(3,828)	80,169	83,996	—	(8,456)	75,540
Other	1,000	—	(7)	993	1,000	—	(9)	991
Mortgage-backed: (1)
Residential mortgage-backed securities	4,106,641	284	(553,287)	3,553,638	3,505,012	1,392	(446,784)	3,059,620
Commercial (multi-family) mortgage-baked securities	19,064	23	(755)	18,332	13,201	68	(289)	12,980
Collateralized mortgage obligations	238,574	1,187	(18,856)	220,905	175,346	1,400	(16,012)	160,734
Total available-for-sale securities	$4,725,539	$2,071	$(586,128)	$4,141,482	$3,979,814	$3,525	$(480,424)	$3,502,915
Held-to-maturity securities
U.S. government agencies	$313,539	$—	$(69,127)	$244,412	$336,468	$—	$(67,058)	$269,410
Municipal	161,016	243	(5,290)	155,969	172,933	565	(3,778)	169,720
Mortgage-backed: (1)
Residential mortgage-backed securities	2,864,927	—	(605,014)	2,259,913	3,042,828	1,922	(549,265)	2,495,485
Commercial (multi-family) mortgage-backed securities	6,364	—	(252)	6,112	6,415	—	(184)	6,231
Collateralized mortgage obligations	211,023	815	(22,683)	189,155	241,075	978	(21,502)	220,551
Corporate notes	56,851	8	(1,870)	54,989	57,544	7	(3,480)	54,071
Total held-to-maturity securities	$3,613,720	$1,066	$(704,236)	$2,910,550	$3,857,263	$3,472	$(645,267)	$3,215,468
Less: Allowance for credit losses	(457)				(347)
Held-to-maturity securities, net of allowance for credit losses	$3,613,263				$3,856,916
Equity securities with readily determinable fair value	$220,758	$2,905	$(8,251)	$215,412	$143,312	$3,500	$(7,544)	$139,268
(1)None of our mortgage-backed securities are subprime.

Equity securities without readily determinable fair values totaled $65.1 million as of December 31, 2024 and $60.0 million as of December 31, 2023. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward and no downward adjustments related to such observable price changes in 2024 or 2023. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such equity securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the years ended December 31, 2024 and December 31, 2023, the Company recorded $3.7 million and $688,000, respectively, of impairment of equity securities without readily determinable fair values.

The following tables present the portion of the Company’s available-for-sale investment securities portfolios which had gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023, respectively:

As of December 31, 2024	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. government agencies	$44,945	$(5,055)	$—	$—	$44,945	$(5,055)
Municipal	52,344	(3,536)	83,517	(804)	135,861	(4,340)
Corporate notes:
Financial issuers	80,169	(3,828)	—	—	80,169	(3,828)
Other	993	(7)	—	—	993	(7)
Mortgage-backed: (1)
Residential mortgage-backed securities	2,212,780	(519,164)	1,327,534	(34,123)	3,540,314	(553,287)
Commercial (multi-family) mortgage backed securities	3,134	(390)	12,204	(365)	15,338	(755)
Collateralized mortgage obligations	65,874	(18,841)	7,428	(15)	73,302	(18,856)
Total available-for-sale securities	$2,460,239	$(550,821)	$1,430,683	$(35,307)	$3,890,922	$(586,128)
(1)None of our mortgage-backed securities are subprime.

As of December 31, 2023	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. government agencies	$—	$—	$45,124	$(4,876)	$45,124	$(4,876)
Municipal	36,519	(513)	58,216	(3,485)	94,735	(3,998)
Corporate notes:
Financial issuers	—	—	75,540	(8,456)	75,540	(8,456)
Other	991	(9)	—	—	991	(9)
Mortgage-backed: (1)
Mortgage-backed securities	333,879	(1,170)	2,374,724	(445,614)	2,708,603	(446,784)
Commercial (multi-family) mortgage backed securities	9,953	(289)	—	—	9,953	(289)
Collateralized mortgage obligations	—	—	75,101	(16,012)	75,101	(16,012)
Total available-for-sale securities	$381,342	$(1,981)	$2,628,705	$(478,443)	$3,010,047	$(480,424)
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

The Company does not consider available-for-sale securities with unrealized losses at December 31, 2024 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at December 31, 2024 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (5) “Allowance for Credit Losses” for further discussion regarding any credit losses associated with held-to-maturity securities at December 31, 2024.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Realized gains on investment securities	$2,704	$1,136	$461
Realized losses on investment securities	(276)	(71)	(22)
Net realized gains on investment securities	2,428	1,065	439

Unrealized gains on equity securities with readily determinable fair value	4,451	5,428	1,154
Unrealized losses on equity securities with readily determinable fair value	(5,751)	(4,280)	(9,862)
Net unrealized (losses) gains on equity securities with readily determinable fair value	(1,300)	1,148	(8,708)

Impairment of equity securities without readily determinable fair values	(3,730)	(688)	(12,158)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(3,730)	(688)	(12,158)
(Losses) gains on investment securities, net	$(2,602)	$1,525	$(20,427)

Proceeds from sales of equity securities with readily determinable fair value	$51,792	$23,592	$31,753
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	2,226	67	1,330

Net gains/losses on investment securities resulted in income tax (benefit) expense of $(676,520), $403,000 and $(5.4) million in 2024, 2023 and 2022, respectively.

The amortized cost and fair value of investment securities as of December 31, 2024 and December 31, 2023, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2024		December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$89,578	$89,392	$53,162	$52,945
Due in one to five years	157,883	153,325	132,348	123,985
Due in five to ten years	89,125	84,240	82,040	76,869
Due after ten years	24,674	21,650	18,705	15,782
Mortgage-backed	4,364,279	3,792,875	3,693,559	3,233,334
Total available-for-sale securities	$4,725,539	$4,141,482	$3,979,814	$3,502,915
Held-to-maturity securities
Due in one year or less	$18,929	$18,658	$5,169	$5,142
Due in one to five years	110,897	108,056	109,602	105,835
Due in five to ten years	71,846	70,277	99,700	98,718
Due after ten years	329,734	258,379	352,474	283,506
Mortgage-backed	3,082,314	2,455,180	3,290,318	2,722,267
Total held-to-maturity securities	$3,613,720	$2,910,550	$3,857,263	$3,215,468
Less: Allowance for credit losses	(457)		(347)
Held-to-maturity securities, net of allowance for credit losses	$3,613,263		$3,856,916

At December 31, 2024 and December 31, 2023, securities having a carrying value of $6.9 billion were pledged as collateral for public deposits, trust deposits, FHLB advances, FRB discount window, securities sold under repurchase agreements, and derivatives. At December 31, 2024, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Balance:
Commercial	$15,574,551	$12,832,053
Commercial real estate	12,903,944	11,344,164
Home equity	445,028	343,976
Residential real estate	3,612,765	2,769,666
Premium finance receivables—property & casualty	7,272,042	6,903,529
Premium finance receivables—life insurance	8,147,145	7,877,943
Consumer and other	99,562	60,500
Total loans, net of unearned income	$48,055,037	$42,131,831
Mix:
Commercial	32%	30%
Commercial real estate	27	27
Home equity	1	1
Residential real estate	8	7
Premium finance receivables—property & casualty	15	16
Premium finance receivables—life insurance	17	19
Consumer and other	0	0
Total loans, net of unearned income	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $267.7 million and $285.4 million at December 31, 2024 and 2023, respectively.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $78.2 million at December 31, 2024 and $84.2 million at December 31, 2023.

Certain real estate loans, including mortgage loans held-for-sale, commercial, consumer, and home equity loans with balances totaling approximately $23.7 billion and $21.1 billion at December 31, 2024 and 2023, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2024, approximately $15.1 billion of these pledged loans are included in a pledge of qualifying loans to the FHLB. The remaining $8.6 billion of pledged loans was used to secure potential borrowings at the FRB discount window. At December 31, 2024 and 2023, the banks had outstanding borrowings of $3.2 billion and $2.3 billion from the FHLB in connection with these collateral arrangements. See Note (11) “Federal Home Loan Bank Advances” for a summary of these borrowings.

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

Commercial real estate loans, including construction and development, and non-construction: The Company’s commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the underlying property (utilized in related assessment of individually assessed collateral dependent loans). Since most of the Company’s bank branches are located in the Chicago metropolitan area, southern Wisconsin, and west Michigan, a significant portion of the Company’s commercial real estate loan portfolio is located in this region. As the risks and circumstances of such loans in construction phase vary from that of non-construction commercial real estate loans, the Company assesses the allowance for credit losses separately for these two segments.

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

Residential real estate loans, including early buy-out loans guaranteed by U.S. government agencies: The Company’s residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. The Company’s residential mortgages relate to properties located principally in the Chicago metropolitan area, California, southern Wisconsin and west Michigan. Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, for which we receive fee income. The Company also selectively retains certain of these loans within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. Since this loan portfolio consists primarily of locally originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company may face a relatively low risk of borrower default and delinquency. Collateral dependent residential real estate loans that are individually assessed when measuring the allowance for credit losses are primarily collateralized by such one-to-four family properties noted above. It is not the Company’s current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans.

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

Municipal securities: The Company’s municipal securities portfolio includes bond issues for various municipal government entities located throughout the United States, including the Chicago metropolitan area, southern Wisconsin and west Michigan, some of which are privately placed and non-rated. Though the risk of loss is typically low, default history exists on municipal securities within the United States.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such, accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company’s financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company’s Consolidated Statements of Condition and totaled $332.8 million at December 31, 2024 and $304.5 million at December 31, 2023.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at December 31, 2024 and 2023.

As of December 31, 2024 (In thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (includes PCD):
Commercial	$73,490	$104	$54,844	$92,551	$15,353,562	$15,574,551
Commercial real estate:
Construction and development	2,282	—	1,339	4,634	2,425,826	2,434,081
Non-construction	18,760	—	9,182	26,132	10,415,789	10,469,863
Home equity	1,117	—	1,233	2,148	440,530	445,028
Residential real estate loans, excluding early buy-out loans	23,762	—	5,708	18,917	3,407,622	3,456,009
Premium finance receivables
Property & casualty insurance loans	28,797	16,031	19,042	68,219	7,139,953	7,272,042
Life insurance loans	6,431	—	72,963	36,405	8,031,346	8,147,145
Consumer and other	2	47	59	882	98,572	99,562
Total loans, net of unearned income, excluding early buy-out loans	$154,641	$16,182	$164,370	$249,888	$47,313,200	$47,898,281
Early buy-out loans guaranteed by U.S. government agencies (1)	—	33,952	618	2,335	119,851	156,756
Total loans, net of unearned income	$154,641	$50,134	$164,988	$252,223	$47,433,051	$48,055,037

As of December 31, 2023 (In thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (includes PCD):
Commercial	$38,940	$98	$19,488	$85,743	$12,687,784	$12,832,053
Commercial real estate
Construction and development	2,205	—	251	1,343	2,080,242	2,084,041
Non-construction	33,254	—	8,264	19,291	9,199,314	9,260,123
Home equity	1,341	—	62	2,263	340,310	343,976
Residential real estate loans, excluding early buy-out loans	15,391	—	2,325	22,942	2,578,425	2,619,083
Premium finance receivables
Property & casualty insurance loans	27,590	20,135	23,236	50,437	6,782,131	6,903,529
Life insurance loans	—	—	16,206	45,464	7,816,273	7,877,943
Consumer and other	22	54	25	165	60,234	60,500
Total loans, net of unearned income, excluding early buy-out loans	$118,743	$20,287	$69,857	$227,648	$41,544,713	$41,981,248
Early buy-out loans guaranteed by U.S. government agencies (1)	—	57,688	250	328	92,317	150,583
Total loans, net of unearned income	$118,743	$77,975	$70,107	$227,976	$41,637,030	$42,131,831
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at December 31, 2024:

As of December 31, 2024	Year of Origination							Revolving	Total
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$3,361,218	$2,217,568	$1,628,315	$1,139,059	$424,974	$1,035,390	$5,111,527	$15,821	$14,933,872
Special mention	11,611	86,527	34,790	78,699	12,529	5,372	143,428	1,691	374,647
Substandard accrual	7,561	23,119	40,548	19,924	6,000	9,346	84,969	1,075	192,542
Substandard nonaccrual/doubtful	503	5,824	18,764	15,813	1,747	7,696	22,823	320	73,490
Total commercial, industrial and other	$3,380,893	$2,333,038	$1,722,417	$1,253,495	$445,250	$1,057,804	$5,362,747	$18,907	$15,574,551
Construction and development
Pass	$342,474	$616,252	$983,538	$216,737	$32,972	$139,706	$15,388	$—	$2,347,067
Special mention	—	845	—	—	—	—	3,690	—	4,535
Substandard accrual	—	755	18,999	1,166	1,777	57,500	—	—	80,197
Substandard nonaccrual/doubtful	—	251	—	—	2,031	—	—	—	2,282
Total construction and development	$342,474	$618,103	$1,002,537	$217,903	$36,780	$197,206	$19,078	$—	$2,434,081
Non-construction
Pass	$1,466,041	$1,481,826	$1,809,592	$1,417,473	$978,442	$2,812,243	$216,231	$1,534	$10,183,382
Special mention	3,509	15,212	16,310	59,130	3,293	37,032	2,334	—	136,820
Substandard accrual	156	2,691	30,333	26,041	30,453	41,227	—	—	130,901
Substandard nonaccrual/doubtful	—	487	453	557	—	17,263	—	—	18,760
Total non-construction	$1,469,706	$1,500,216	$1,856,688	$1,503,201	$1,012,188	$2,907,765	$218,565	$1,534	$10,469,863
Home equity
Pass	$70	$43	$110	$22	$189	$6,988	$415,011	$6,021	$428,454
Special mention	—	97	276	60	42	3,472	5,492	545	9,984
Substandard accrual	—	15	197	—	57	4,578	542	84	5,473
Substandard nonaccrual/doubtful	—	—	385	129	—	517	—	86	1,117
Total home equity	$70	$155	$968	$211	$288	$15,555	$421,045	$6,736	$445,028
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$4,421	$3,417	$3,707	$4,076	$141,135	$—	$—	$156,756
Pass	870,033	498,330	811,336	762,997	204,328	250,196	—	—	3,397,220
Special mention	1,046	2,558	5,821	3,420	637	8,898	—	—	22,380
Substandard accrual	162	572	6,634	532	1,155	3,592	—	—	12,647
Substandard nonaccrual/doubtful	155	5,044	5,486	4,906	628	7,543	—	—	23,762
Total residential real estate	$871,396	$510,925	$832,694	$775,562	$210,824	$411,364	$—	$—	$3,612,765
Premium finance receivables - property & casualty
Pass	$7,095,026	$25,834	$—	$4,542	$1	$—	$—	$—	$7,125,403
Special mention	114,401	902	26	—	—	—	—	—	115,329
Substandard accrual	1,938	571	1	3	—	—	—	—	2,513
Substandard nonaccrual/doubtful	23,213	5,542	33	9	—	—	—	—	28,797
Total premium finance receivables - property & casualty	$7,234,578	$32,849	$60	$4,554	$1	$—	$—	$—	$7,272,042
Premium finance receivables - life
Pass	$1,352,365	$6,783,031	$4,135	$—	$—	$—	$—	$—	$8,139,531
Special mention	—	1,183	—	—	—	—	—	—	1,183
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	6,431	—	—	—	—	—	—	—	6,431
Total premium finance receivables - life	$1,358,796	$6,784,214	$4,135	$—	$—	$—	$—	$—	$8,147,145
Consumer and other
Pass	$4,408	$3,131	$700	$805	$70	$31,065	$59,127	$—	$99,306
Special mention	28	13	5	3	—	70	5	—	124
Substandard accrual	8	3	85	—	—	25	9	—	130
Substandard nonaccrual/doubtful	—	1	—	1	—	—	—	—	2
Total consumer and other	$4,444	$3,148	$790	$809	$70	$31,160	$59,141	$—	$99,562
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$4,421	$3,417	$3,707	$4,076	$141,135	$—	$—	$156,756

Pass	14,491,635	11,626,015	5,237,726	3,541,635	1,640,976	4,275,588	5,817,284	23,376	46,654,235
Special mention	130,595	107,337	57,228	141,312	16,501	54,844	154,949	2,236	665,002
Substandard accrual	9,825	27,726	96,797	47,666	39,442	116,268	85,520	1,159	424,403
Substandard nonaccrual/doubtful	30,302	17,149	25,121	21,415	4,406	33,019	22,823	406	154,641
Total loans	$14,662,357	$11,782,648	$5,420,289	$3,755,735	$1,705,401	$4,620,854	$6,080,576	$27,177	$48,055,037
Gross write offs
Three months ended December 31, 2024	$13,839	$1,722	$1,810	$702	$403	$1,255	$—	$—	$19,731
Twelve months ended December 31, 2024	22,062	32,707	7,607	20,796	2,609	23,565	—	—	109,346

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

As of December 31, 2024	Year of Origination						Total
(In thousands)	2024	2023	2022	2021	2020	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$135,000	$147,820	$25,000	$5,719	$313,539
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$—	$—	$135,000	$147,820	$25,000	$5,719	$313,539
Municipal
1-4 internal grade	$—	$4,176	$1,033	$6,815	$258	$146,610	$158,892
5-7 internal grade	—	—	—	—	—	2,124	2,124
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$4,176	$1,033	$6,815	$258	$148,734	$161,016
Mortgage-backed securities
1-4 internal grade	$—	$333,577	$532,079	$2,216,658	$—	$—	$3,082,314
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$—	$333,577	$532,079	$2,216,658	$—	$—	$3,082,314
Corporate notes
1-4 internal grade	$—	$—	$14,969	$—	$6,004	$35,878	$56,851
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$—	$14,969	$—	$6,004	$35,878	$56,851
Total held-to-maturity securities							$3,613,720
Less: Allowance for credit losses							(457)
Held-to-maturity securities, net of allowance for credit losses							$3,613,263

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

	December 31,	December 31,
(In thousands)	2024	2023
Allowance for loan losses	$364,017	$344,235
Allowance for unfunded lending-related commitments losses	72,586	83,030
Allowance for loan losses and unfunded lending-related commitments losses	436,603	427,265
Allowance for held-to-maturity securities losses	457	347
Allowance for credit losses	$437,060	$427,612

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool. These methodologies include estimating the probability of default and loss given default on the commercial and commercial real estate segments, using the weighted-average remaining maturity methodology for the residential real estate, home equity, and consumer segments, and utilizing an assumption-based approach focusing on historical loss rates for the premium finance receivables segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis and incorporates third party economic forecasts. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macroeconomic scenario provided by a third party and reviewed within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are considered when the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable. The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral, adjusted for selling costs, if appropriate. Underlying collateral across the Company’s segments consist primarily of real estate, land and construction assets, as well as general business assets of the borrower. As of December 31, 2024, excluding loans carried at fair value, substandard nonaccrual loans totaling $33.8 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of the activity in the allowance for credit losses by loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses) for the years ended December 31, 2024 and 2023 is as follows:

Year Ended December 31, 2024 (In thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$169,604	$223,853	$7,116	$13,133	$13,069	$490	427,265
Other adjustments	—	—	—	—	(207)	—	(207)
Charge-offs	(48,864)	(22,127)	(74)	(175)	(37,519)	(587)	(109,346)
Recoveries	2,853	323	359	15	11,313	87	14,950
Provision for credit losses - other	47,439	9,164	196	(3,337)	31,164	764	85,390
Provision for credit losses - Day 1 on non-PCD assets acquired during the period	2,967	10,540	1,344	638	—	58	15,547
Initial allowance for credit losses recognized on PCD assets acquired during the period	1,838	1,103	2	61	—	—	3,004
Allowance for credit losses at period end	$175,837	$222,856	$8,943	$10,335	$17,820	$812	$436,603
By measurement method:
Individually evaluated for impairment	$27,894	$6,768	$50	$44	$—	$1	$34,757
Collectively evaluated for impairment	147,943	216,088	8,893	10,291	17,820	811	401,846
Loans at period end:
Individually evaluated for impairment	$73,490	$21,042	$1,117	$23,674	$—	$2	$119,325
Collectively evaluated for impairment	15,501,061	12,882,902	443,911	3,430,296	15,419,187	99,560	47,776,917
Loans held at fair value	—	—	—	158,795	—	—	158,795

Year Ended December 31, 2023 (In thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$142,769	$184,352	$7,573	$11,585	$10,671	$498	$357,448
Cumulative effect adjustment from the adoption of ASU 2022-02	111	1,356	(33)	(692)	—	(1)	741
Other adjustments	—	—	—	—	47	—	47
Charge-offs	(15,713)	(15,228)	(227)	(192)	(21,857)	(595)	(53,812)
Recoveries	2,651	460	139	21	4,946	93	8,310
Provision for credit losses	39,786	52,913	(336)	2,411	19,262	495	114,531
Allowance for loan losses at period end	$169,604	$223,853	$7,116	$13,133	$13,069	$490	427,265
By measurement method:
Individually evaluated for impairment	$17,589	$3,150	$—	$135	$—	$11	$20,885
Collectively evaluated for impairment	152,015	220,703	7,116	12,998	13,069	479	406,380
Loans at period end:
Individually evaluated for impairment	$38,940	$35,459	$1,341	$15,391	$—	$22	$91,153
Collectively evaluated for impairment	12,793,113	11,308,705	342,635	2,599,014	14,781,472	60,478	41,885,417
Loan held at fair value	—	—	—	155,261	—	—	155,261

For the year ended December 31, 2024, the Company recognized an approximately $100.9 million provision for credit losses related to loans and lending agreements, including an approximately $15.5 million provision for credit losses related to non-PCD assets acquired with the Macatawa acquisition. The decreased provision compared to December 31, 2023 was primarily the result of improvements in the macroeconomic forecast, specifically the Company’s macroeconomic forecasts of key model inputs (most notably, Commercial Real Estate Price Index primarily impacting the commercial real estate portfolio and Baa corporate credit spreads) partially offset by growth experienced by the Company in 2024 in various loan portfolios and from the Macatawa acquisition. While uncertainties remain regarding expected economic performance, macroeconomic forecasts as of December 31, 2024 assume that the impact of those uncertainties is less severe compared to that assumed at December 31, 2023. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, loan risk rating migration and net charge-offs in 2024 totaled $94.4 million.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Statements of Condition. For the years ended December 31, 2024 and December 31, 2023, the Company recognized approximately $110,000 and $(141,000), respectively, of provision for credit losses related to held-to-maturity securities. At December 31, 2024 and December 31, 2023, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At December 31, 2024, the Company had no foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $38.2 million and $53.3 million at December 31, 2024 and 2023, respectively.

The tables below presents a summary of the balance immediately following the modification of loans to borrowers experiencing financial difficulties during the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$11,531	0.1%	$9,516	$9	$17	$81	$1,908
Commercial real estate
Construction and development	701	0.0%	701	—	—	—	—
Non-Construction	813	0.0	493	—	320	—	—
Home equity	86	0.0	86	—	—	—	—
Residential real estate	166	0.0	—	166	—	—	—
Premium finance receivables
Property and casualty insurance loans	1,226	0.0	96	1,103	—	—	27
Total loans	$14,523	0.0	$10,892	$1,278	$337	$81	$1,935

		Weighted Average Magnitude of Modifications:
Year Ended December 31, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$11,531	10	80	34
Commercial real estate
Construction and development	701	13	—	—
Non-construction	813	8	—	—
Home equity	86	12	—	—
Residential real estate	166	—	201	—
Premium finance receivables
Property and casualty insurance loans	1,226	—	37	—
Total loans	$14,523	9	74	34

Year Ended December 31, 2023 (Dollars in thousands)	Total (1)	Percentage of Total Class of Loan	Extension of (1) Term	Reduction of Interest Rate (1)	Delay in Contractual Payments (1)	Extension of Term and Reduction of Interest Rate (1)

Commercial
Commercial, industrial and other	$41,223	0.3%	$3,367	$314	$37,069	$473
Commercial real estate
Construction and development	2,504	0.1	—	—	—	2,504
Non-construction	6,980	0.1	467	827	1,310	4,376
Home equity	702	0.2	203	—	—	499
Residential real estate	2,113	0.1	1,537	271	—	305
Premium finance receivables
Property and casualty insurance loans	129	0.0	62	59	—	8
Total loans	$53,651	0.1%	$5,636	$1,471	$38,379	$8,165
(1)Balances represent the recorded investment in the loan at the time of the restructuring.

		Weighted Average Magnitude of Modifications:
Year Ended December 31, 2023 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$41,223	15	114	16
Commercial real estate
Construction and development	2,504	12	150	—
Non-construction	6,980	40	232	101
Home equity	702	21	137	—
Residential real estate	2,113	54	284	—
Premium finance receivables
Property and casualty insurance loans	129	1	50	—
Total loans	$53,651	28	198	16

The Company had commitments of $20.9 million and $53.7 million as of December 31, 2024 and December 31, 2023, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2023
	Total	Payments in Default	Total	Payments in Default
Commercial
Commercial, industrial and other	$11,531	$995	$41,223	$19,361
Commercial real estate
Construction and development	701	—	2,504	2,504
Non-construction	813	319	6,980	4,851
Home equity	86	86	702	203
Residential real estate	166	166	2,113	767
Premium finance receivables
Property and casualty insurance loans	1,226	122	129	129
Total loans	$14,523	$1,688	$53,651	$27,815

(6) Mortgage Servicing Rights (“MSRs”)

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2024, 2023 and 2022:

	December 31,	December 31,	December 31,
(In thousands)	2024	2023	2022
Fair value at beginning of year	$192,456	$230,225	$147,571
Additions from loans sold with servicing retained	29,969	28,610	46,221
Servicing rights sold	—	(30,170)	—
Estimate of changes in fair value due to:
Payoffs and paydowns	(23,026)	(17,060)	(23,631)
Changes in valuation inputs or assumptions	4,389	(19,149)	60,064
Fair value at end of year	$203,788	$192,456	$230,225
Unpaid principal balance of mortgage loans serviced for others	$12,400,913	$12,007,165	$14,052,596

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

Periodically the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of December 31, 2024 and December 31, 2023, see Note (21) “Derivative Financial Instruments” in Item 8 of this report.

(7) Business Combinations

On August 1, 2024, the Company completed its previously announced acquisition of Macatawa Bank Corporation (“Macatawa”), the parent company of Macatawa Bank. Pursuant to the terms of the merger, each common share of Macatawa outstanding at the time of merger was converted into the right to receive 0.137 shares of Wintrust common stock, with cash paid in lieu of fractional shares. As a result, the Company issued approximately 4.7 million shares of common stock, the fair value of consideration paid was $499.3 million. Macatawa operates 26 full-service branches located throughout communities in Kent, Ottawa and northern Allegan counties in the state of Michigan. Macatawa offers a full range of banking, retail and commercial lending, wealth management and ecommerce services to individuals, businesses and governmental entities. As of August 1, 2024, Macatawa had approximately $2.7 billion in assets, $2.3 billion in deposits and $1.4 billion in loans. In conjunction with the acquisition, the Company recorded $53.7 million discount on acquired loans, $33.5 million discount on securities and recorded total intangibles of $253.0 million. During 2024, the Company incurred $4.3 million in acquisition expenses related to the acquisition of Macatawa. The fair value estimates of the loans acquired are subject to adjustment up to one year after the closing date of the acquisition as additional information becomes available.

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

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(In thousands)	January 1, 2024	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2024
Community banking	$545,671	$142,083	$—	$—	$687,754
Specialty finance	39,006	—	—	(1,813)	37,193
Wealth management	71,995	—	—	—	71,995
Total	$656,672	$142,083	$—	$(1,813)	$796,942

The community banking unit’s goodwill increased $142.1 million in 2024 as a result of the Macatawa acquisition. The specialty finance segment’s goodwill decreased $1.8 million in 2024 as a result of foreign currency translation adjustments related to prior Canadian acquisitions.

The Company assesses each reporting unit’s goodwill for impairment on at least an annual basis and considers potential indicators of impairment at each reporting date between annual goodwill impairment tests. At October 1, 2024, the Company utilized a quantitative approach for its annual goodwill impairment tests of the community banking, specialty finance and wealth management reporting units and determined that no impairment existed at that time.

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. The Company assessed whether events and circumstances as of each reporting date in 2024 resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. As of December 31, 2024, the Company identified no indicators of goodwill impairment subsequent to its analysis as of October 1, 2024 within the community banking, specialty finance or wealth management reporting units and the Company determined it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of December 31, 2024 is as follows:

	December 31,
(In thousands)	2024	2023
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$158,106	$55,206
Accumulated amortization	(56,784)	(46,125)
Net carrying amount	$101,322	$9,081
Trademark with indefinite lives:
Carrying amount	13,800	5,800
Total net carrying amount	$115,122	$14,881
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,959	$1,963
Accumulated amortization	(1,881)	(1,837)
Net carrying amount	$78	$126
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$26,630
Accumulated amortization	(20,140)	(18,748)
Net carrying amount	$6,490	$7,882
Total acquisition-related intangible assets:
Gross carrying amount	$200,495	$89,599
Accumulated amortization	(78,805)	(66,710)
Total acquisition-related intangible assets, net	$121,690	$22,889

Estimated amortization for the year-ended:
2025	$21,391
2026	18,830
2027	16,342
2028	13,908
2029	11,536

The community banking unit's core deposit intangibles and trademarks with indefinite lives increased $102.9 million and $8.0 million, respectively, in the third quarter of 2024 as a result of the Macatawa acquisition.

The core deposit intangibles recognized in connection with the Company’s bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten-years on a straight-line or accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with prior acquisitions. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis.

Total amortization expense associated with finite-lived intangibles in 2024, 2023 and 2022 was $12.1 million, $5.5 million and $6.1 million, respectively.

(9) Premises, Software and Equipment, Net

A summary of premises, software and equipment at December 31, 2024 and 2023 is as follows:

	December 31,
(In thousands)	2024	2023
Land	$184,318	$166,036
Buildings and leasehold improvements	703,798	687,326
Furniture, equipment and computer software	383,056	333,176
Construction in progress	15,702	26,443
	$1,286,874	$1,212,981
Less: Accumulated depreciation and amortization	507,744	464,015
Total premises, software, and equipment, net	$779,130	$748,966

Depreciation and amortization expense related to premises, software and equipment totaled $61.4 million in 2024, $56.9 million in 2023 and $53.1 million in 2022.

(10) Deposits

The following is a summary of deposits at December 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
Balance:
Non-interest bearing	$11,410,018	$10,420,401
NOW and interest-bearing demand deposits	5,865,546	5,797,649
Wealth management deposits	1,469,064	1,614,499
Money market	17,975,191	15,149,215
Savings	6,372,499	5,790,334
Time certificates of deposit	9,420,031	6,625,072
Total deposits	$52,512,349	$45,397,170
Mix:
Non-interest bearing	22%	23%
NOW and interest-bearing demand deposits	11	13
Wealth management deposits	3	4
Money market	34	33
Savings	12	13
Time certificates of deposit	18	14
Total deposits	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, CDEC and trust and asset management customers of the Company.

The scheduled maturities of time certificates of deposit at December 31, 2024 and 2023 are as follows:

(In thousands)	2024	2023
Due within one year	$9,061,295	$5,994,905
Due in one to two years	281,239	558,387
Due in two to three years	53,009	42,559
Due in three to four years	14,316	16,251
Due in four to five years	10,104	12,966
Due after five years	68	4
Total time certificate of deposits	$9,420,031	$6,625,072

The following table sets forth the scheduled maturities of uninsured time deposits, specifically the portion of time deposit balances in excess of the FDIC insurance limit of $250,000, at December 31, 2024 and 2023:

(In thousands)	2024	2023
Maturing within three months	$774,312	$315,495
After three but within six months	926,997	327,183
After six but within 12 months	490,231	466,699
After 12 months	54,691	73,534
Total	$2,246,231	$1,182,911

Time deposits in denominations of $250,000 or more were $3.9 billion and $2.5 billion at December 31, 2024 and 2023, respectively.

(11) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2024 and 2023, is as follows:

(In thousands)	2024	2023
0.00% advance due April 2024	$—	$442
2.98% advance due August 2024	—	25,000
0.00% advance due April 2026	629	629
0.00% advance due January 2029	680	—
3.70% advance due July 2030	150,000	150,000
2.81% advance due September 2032	500,000	500,000
3.08% advance due September 2032	500,000	500,000
2.96% advance due December 2032	—	250,000
2.98% advance due December 2032	—	250,000
3.13% advance due February 2033	—	250,000
2.95% advance due May 2033	250,000	250,000
3.72% advance due July 2033	150,000	150,000
3.43% advance due January 2034	175,000	—
3.19% advance due January 2034	175,000	—
3.45% advance due April 2034	250,000	—
3.44% advance due April 2034	250,000	—
3.33% advance due May 2034	250,000	—
3.29% advance due June 2034	250,000	—
3.38% advance due June 2034	250,000	—
Total FHLB advances	$3,151,309	$2,326,071

FHLB advances consist of obligations of the banks and are collateralized by qualifying commercial and residential real estate and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $3.9 billion at December 31, 2024.

FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs. Unamortized prepayment fees are amortized as an adjustment to interest expense using the effective interest method.

In 2024, the Company was required to repay approximately $750.0 million of FHLB advances prior to the respective maturity date as a result of call date terms within the related agreements. Approximately $2.7 billion of the FHLB advances outstanding at December 31, 2024 currently have varying put or call dates over the next 12 months. At December 31, 2024, the weighted average contractual interest rate on FHLB advances was 3.23%.

(12) Subordinated Notes

At December 31, 2024, the Company had outstanding subordinated notes totaling $298.3 million compared to $437.9 million at December 31, 2023. In 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. In the second quarter of 2024, the Company repaid the $140.0 million of subordinated notes issued in 2014. The notes had a stated interest rate of 5.00% and matured in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

In connection with the issuance of subordinated notes in 2019 and 2014, the Company incurred costs totaling $3.3 million and $1.3 million, respectively. These costs are a direct deduction from the carrying amount of the subordinated notes and are amortized to interest expense using the effective interest method. At December 31, 2024, the unamortized balances of costs for both issuances were approximately $1.7 million. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(13) Other Borrowings

The following is a summary of other borrowings at December 31, 2024 and 2023:

(In thousands)	2024	2023
Notes payable	$142,763	$171,282
Short-term borrowings	—	13,430
Secured Borrowings	334,934	401,897
Other	57,106	59,204
Total other borrowings	$534,803	$645,813

Notes Payable

On December 12, 2022, the Company entered into a credit agreement (as amended, the “Amended and Restated Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consists of a $200.0 million term loan facility and a $100.0 million revolving credit facility.

The Amended and Restated Credit Agreement provides for, among other things, a maturity date for the revolving credit facility of December 5, 2025, and a maturity date for the term loan facility of December 12, 2027. The Amended and Restated Credit Agreement also provides for certain financial covenants that must be met by the Company for so long as any amounts or commitments under the Amended and Restated Credit Agreement are still outstanding.

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

Borrowings under the Amended and Restated Credit Agreement are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. As of December 31, 2024, the Company was in compliance with all such covenants. The term loan facility and revolving credit facility under the Amended and Restated Credit Agreement are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

The term debt facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. Unamortized costs paid by the Company in relation to the issuance of the revolving credit facility are classified in other assets on the Consolidated Statements of Condition.
As of December 31, 2024, the outstanding principal balance under the term loan facility was $142.8 million and there was no outstanding principal balance under the revolving credit facility.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreements at the banks. At December 31, 2024, the Company had none of these types of borrowings compared to $13.4 million at December 31, 2023. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition.

Secured Borrowings

Secured borrowings primarily represent transactions to sell an undivided co-ownership interest in all receivables owed to the Company’s subsidiary, First Insurance Funding of Canada (“FIFC Canada”). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). Amendments to the Receivables Purchase Agreement since issuance increased the total payments to C$650 million, extended the maturity date to December 15, 2025. Additionally, since Canadian Dollar Offered Rate (“CDOR”) ceased being used in Canada in June 2024, references to CDOR changed to the Benchmark rate. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2024, the translated balance of the secured borrowing totaled $323.2 million compared to $392.5 million at December 31, 2023. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus 0.825%.

Other Borrowings

Other borrowings represent a fixed-rate promissory note (“Fixed-Rate Promissory Note”) issued by the Company in June 2017. Amendments to the Fixed-Rate Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to 1.70% and extended the maturity date to March 31, 2025. The Fixed-Rate Promissory Note relates to and is secured by three office buildings owned by the Company. At December 31, 2024, the Fixed-Rate Promissory Note had a balance of $57.1 million compared to $59.2 million at December 31, 2023. Under the Fixed-Rate Promissory Note, during the twelve months ended December 31, 2024, the Company made monthly principal and interest payments. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At December 31, 2024, the Company was in compliance with all such covenants.

The remaining $11.7 million within secured borrowings at December 31, 2024 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

(14) Junior Subordinated Debentures

As of December 31, 2024, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2024 and 2023. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure (1)	Contractual rate at 12/31/2024		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2024	2023			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	S+0.26161+3.25	8.17%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	S+0.26161+2.80	7.39	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	S+0.26161+2.60	7.19	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	S+0.26161+1.95	6.57	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	26,238	S+0.26161+1.45	6.04	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	S+0.26161+1.63	6.25	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	S+0.26161+3.00	7.83	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	S+0.26161+3.00	7.83	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	S+0.26161+3.00	7.59	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	15,464	S+0.26161+1.75	6.37	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	3,609	S+0.26161+1.62	6.24	06/2007	09/2037	06/2012
Total			$253,566	$253,566		6.85%
(1)The interest rates on the variable rate junior subordinated debentures are based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) and reset on a quarterly basis.

At December 31, 2024, the weighted average contractual interest rate on the junior subordinated debentures was 6.85%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At December 31, 2024, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(15) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Years Ended
Revenue from contracts with customers	Location in income statement	December 31, 2024	December 31, 2023	December 31, 2022
Brokerage and insurance product commissions	Wealth management	$22,611	$18,645	$17,668
Trust	Wealth management	25,941	24,190	33,460
Asset management	Wealth management	97,675	87,772	75,486
Total wealth management		146,227	130,607	126,614
Mortgage broker fees	Mortgage banking	1,925	844	854
Service charges on deposit accounts	Service charges on deposit accounts	65,651	55,250	58,574
Administrative services	Other non-interest income	5,336	5,599	6,713
Card related fees	Other non-interest income	17,829	13,789	11,474
Other deposit related fees	Other non-interest income	13,774	14,354	13,490
Total revenue from contracts with customers		$250,742	$220,443	$217,719

Wealth Management Revenue

Wealth management revenue is comprised of brokerage and insurance product commissions, managed money fees and trust and asset management revenue of the Company's four wealth management subsidiaries: Wintrust Investments, GLA, WPT and CDEC. All wealth management revenue is recognized in the wealth management segment.

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Contract assets	$—	$—

Contract liabilities	$1,329	$665

Mortgage broker fees receivable	$101	$64
Administrative services receivable	213	118
Wealth management receivable	12,130	13,796
Card related fees receivable	1,026	1,190
Total receivables from contracts with customer	$13,470	$15,168

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $565,000 and $932,000 for the years ended December 31, 2024 and 2023, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated—2025	$552
Estimated—2026	111
Estimated—2027	111
Estimated—2028	111
Estimated—2029+	444
Total	$1,329

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

(16) Lease Commitments

The following tables provide a summary of lease costs, weighted average remaining lease term and discount rate and future required fixed payments related to the Company’s leasing arrangements in which it is the lessee:

	Year Ended
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost	$23,446	$22,337	$22,767
Finance lease cost:
Amortization of right-of-use asset	249	219	219
Interest on lease liability	366	290	291
Short-term lease cost	111	41	302
Variable lease cost	2,865	2,391	2,966
Sublease income	(80)	(70)	(73)
Total lease cost	$26,957	$25,208	$26,472

	Year Ended
(In thousands)	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$24,940	$23,599
Cash paid for amounts included in the measurement of finance lease liabilities	349	337
Right-of-use asset obtained in exchange for new operating lease liabilities	9,538	14,595
Right-of-use asset obtained in exchange for new finance lease liabilities	1,222	1,408
Weighted average remaining lease term - operating leases	9.87 years	10.6 years
Weighted average remaining lease term - finance leases	36.49 years	37.4 years
Weighted average discount rate - operating leases	4.30%	4.12%
Weighted average discount rate - finance leases	3.93%	3.81%

(In thousands)	Payments
2025	$25,408
2026	23,020
2027	21,544
2028	19,601
2029	17,407
2030 and thereafter	93,401
Total minimum future amounts	$200,381
Impact of measuring the lease liability on a discounted basis	(46,771)
Total lease liability	$153,610

In addition to the lessee arrangements discussed above, the Company also leases certain owned premises and receives rental income from such lessor agreements. Gross rental income related to the Company’s buildings totaled $5.8 million, $6.3 million and $7.8 million, in 2024, 2023 and 2022, respectively. The approximate annual gross rental receipts under noncancelable agreements with remaining terms in excess of one year as of December 31, 2024, are as follows (in thousands):

Receipts
2025	$3,717
2026	2,997
2027	2,245
2028	1,131
2029	746
2030 and thereafter	3,612
Total minimum future amounts	$14,448

(17) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 is summarized as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Current income taxes:
Federal	$178,075	$165,518	$116,976
State	52,882	62,948	48,633
Foreign	10,076	13,696	3,207
Total current income taxes	$241,033	$242,162	$168,816
Deferred income taxes:
Federal	$2,914	$(8,245)	$18,560
State	7,927	(9,750)	(1,183)
Foreign	170	(1,712)	4,680
Total deferred income taxes	$11,011	$(19,707)	$22,057
Total income tax expense	$252,044	$222,455	$190,873

The Company’s income before income taxes in 2024, 2023 and 2022 includes $27.3 million, $42.5 million and $27.7 million, respectively, of foreign income attributable to its Canadian subsidiary.
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

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income tax expense using the statutory Federal income tax rate of 21% on income before taxes	$198,889	$177,467	$147,117
(Decrease) increase in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(5,338)	(5,348)	(3,936)
State taxes, net of federal tax benefit	48,039	42,027	37,328
Income earned on bank owned life insurance	(1,139)	(1,013)	(102)
Excess tax benefits on share based compensation	(3,621)	(2,314)	(2,278)
Meals, entertainment and related expenses	2,823	2,439	1,506
FDIC insurance expense	8,602	7,713	6,014
Non-deductible compensation expense	2,587	2,147	2,361
Foreign subsidiary, net	4,600	3,060	2,376
Tax benefits related to tax credits, net	(3,049)	(3,632)	(338)
Other, net	(349)	(91)	825
Income tax expense	$252,044	$222,455	$190,873

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

(In thousands)	2024	2023
Deferred tax assets:
Net unrealized losses on securities included in other comprehensive income	$151,886	$126,155
Allowance for credit losses	113,648	113,105
Right-of-use liability	39,691	43,693
Deferred compensation	34,850	25,369
Stock-based compensation	14,741	13,762
Loans	12,104	435
FDIC special assessment	6,926	9,092
Net unrealized losses on derivatives included in other comprehensive income	4,032	—
Federal net operating loss carryforward	549	697
Other	1,091	4,495
Total gross deferred tax assets	379,518	336,803
Deferred tax liabilities:
Equipment leasing	165,363	165,806
Capitalized servicing rights	52,298	49,857
Goodwill and intangible assets	42,733	16,019
Premises and equipment	38,554	35,288
Right-of-use asset	32,651	36,249
Net unrealized gains on derivatives included in other comprehensive income	—	11,516
Deferred loan fees and costs	7,889	7,434
Other	2,660	2,652
Total gross deferred tax liabilities	342,148	324,821
Net deferred tax assets	$37,370	$11,982

Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2024 because it is more likely than not that these assets could be realized through future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company’s historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company has Federal net operating loss (“NOL”) carryforwards of $2.6 million that begin to expire in 2029 through 2035 and are subject to IRC Section 382 annual limitation. The NOL carryforwards were a result of acquisitions.
The Company accounts for uncertainties in income taxes in accordance with ASC 740, “Income Taxes.” At December 31, 2024, 2023, and 2022, the Company had no unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. If the Company were to record interest or penalties associated with uncertain tax positions, the interest or penalties would be included in income tax expense. As of December 31, 2024, the Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business, we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company’s U.S. federal income tax returns are open and subject to audit for the 2021 tax return year forward, and in general, the Company’s state income tax returns are open and subject to audit from the 2021 tax return year forward, subject to individual state statutes of limitation. The Company has extended the statute of limitations on certain state income tax returns for tax years 2017 through 2020 due to an ongoing audit. The Company’s Canadian subsidiary’s Canadian income tax returns are also subject to audit for the 2021 tax return year forward.

(18) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

In May 2022, the Company’s shareholders approved the 2022 Stock Incentive Plan (“the 2022 Plan”) which provides for the issuance of up to 1,200,000 shares of common stock plus any shares of common stock that were available for awards under the 2015 Stock Incentive Plan (“the 2015 Plan”) as of the effective date of the 2022 Plan. The 2022 Plan replaced the 2015 Plan, and similarly, the 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) and the 2007 Plan replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2022 Plan, 2015 Plan, 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2022 Plan has substantially similar terms to the predecessor plans. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2022 Plan. All grants made after the approval of the 2022 Plan are made pursuant to the 2022 Plan. As of December 31, 2024, approximately 680,538 shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. LTIP grants in 2024, 2023, and 2022 consisted of a combination of performance-based stock awards with a performance condition metric, performance-based stock awards with a market condition metric and time-vested restricted shares. Performance-based stock awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. Performance-based stock awards with a market condition metric are contingent on the total shareholder return performance over a three-year period relative to the KBW Regional Bank Index. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock-based compensation expense recognized in the Consolidated Statements of Income was $38.9 million, $33.5 million and $31.7 million and the related tax benefits were $8.3 million, $7.4 million and $7.0 million in 2024, 2023 and 2022, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2022	193,447	$41.62
Exercised	(123,924)	41.89
Forfeited or canceled	(1,430)	40.87
Outstanding at December 31, 2022	68,093	$41.14	1.1	$2,954
Exercisable at December 31, 2022	68,093	$41.14	1.1	$2,954
Outstanding at January 1, 2023	68,093	$41.14
Exercised	(54,993)	40.75
Outstanding at December 31, 2023	13,100	$42.76	4.2	$655
Exercisable at December 31, 2023	13,100	$42.76	4.2	$655
Outstanding at January 1, 2024	13,100	$42.76
Exercised	(2,275)	38.00
Outstanding at December 31, 2024	10,825	$43.76	3.5	$876
Exercisable at December 31, 2024	10,825	$43.76	3.5	$876
Vested or expected to vest at December 31, 2024	10,825	$43.76	3.5	$876
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

The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, was $179,664, $2.5 million and $6.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $30,000, $540,000 and $1.8 million for 2024, 2023 and 2022, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2024, 2023 and 2022 was $86,457, $2.2 million and $5.2 million, respectively.

A summary of the Plans’ restricted share activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024		2023		2022
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	746,123	$79.60	610,155	$73.21	476,813	$61.33
Granted	407,046	99.89	270,855	88.06	225,680	95.93
Vested and issued	(241,415)	70.41	(121,534)	65.90	(68,541)	64.49
Forfeited or canceled	(30,888)	95.26	(13,353)	83.68	(23,797)	75.84
Outstanding at end of year	880,866	$90.95	746,123	$79.60	610,155	$73.21
Vested, but deferred, at year end	100,610	$54.46	98,919	$53.58	96,920	$53.08

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024		2023		2022
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	553,026	$79.69	545,379	$70.30	557,255	$62.94
Granted	111,469	100.47	189,355	92.36	160,598	97.14
Added by performance factor at vesting	96,952	58.78	23,925	62.82	—	—
Vested and issued	(295,644)	58.69	(186,344)	62.67	—	—
Forfeited or canceled	(11,786)	95.97	(19,289)	81.84	(172,474)	71.52
Outstanding at end of year	454,017	$93.57	553,026	$79.69	545,379	$70.30
Vested, but deferred, at year end	21,759	$44.51	29,020	$45.88	35,696	$44.38

At December 31, 2024, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount was approximately 670,000 shares.

The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock is based on the fair value of the shares on the issue date, and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock in 2024 was $4.4 million more than the expected tax benefit for those shares; in 2023 the actual tax benefit was $1.8 million more than the expected tax benefit for those shares and in 2022 the actual tax benefit was $580,000 more than the expected tax benefit for those shares. These differences in actual and expected tax benefits were recorded to income tax expense.

As of December 31, 2024, there was $47.2 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $34.7 million, $22.1 million and $4.5 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company had no expense related to the CIRP in 2024, 2023 and 2022, and no awards were paid in those years. There were no outstanding awards under this plan at December 31, 2024.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Eligible participants that have contributed to the 401(k) Plans are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $19.7 million in 2024, $19.2 million in 2023, and $16.2 million in 2022.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1, 2015, the purchase price of the shares of common stock is equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. During 2024, 2023 and 2022, 32,942, 46,034 and 40,421, shares of common stock, respectively, were purchased by participants and no compensation expense was recorded. The Company plans to continue to offer common stock through this ESPP on an ongoing basis and, in 2021, increased the shares authorized under the ESPP by 200,000 shares. At December 31, 2024, the Company had an obligation to issue 6,540 shares of common stock to participants and had 133,496 shares available for future grants under the ESPP.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2020, an additional 200,000 shares were authorized under the DDFS Plan. During 2024, 2023 and 2022, a total of 14,927 shares, 63,001 shares and 59,174 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2024, the Company has an obligation to issue 304,092 shares of common stock to directors and has 52,508 shares available for future grants under the DDFS Plan.

(19) Regulatory Matters

Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2024, 2023 and 2022, cash dividends totaling $475.0 million, $360.0 million and $52.0 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of December 31, 2024, the banks had approximately $932.5 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

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

As reflected in the following table, the Company met all minimum capital requirements at December 31, 2024 and 2023:

	2024	2023
Total capital to risk weighted assets	12.3%	12.1%
Tier 1 capital to risk weighted assets	10.7	10.3
Common Equity Tier 1 capital to risk weighted assets	9.9	9.4
Tier 1 Leverage Ratio	9.4	9.3

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2024, the banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk weighted assets and Tier 1 leverage ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2024 and 2023 are presented in the following table:

	December 31, 2024				December 31, 2023
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$857,438	11.8%	$728,358	10.0%	$852,471	12.5%	$683,460	10.0%
Hinsdale Bank	543,925	11.9	458,046	10.0	478,606	11.8	407,428	10.0
Wintrust Bank	1,164,532	12.7	915,950	10.0	1,115,527	11.9	938,320	10.0
Libertyville Bank	276,568	11.8	234,181	10.0	272,241	12.3	221,509	10.0
Barrington Bank	472,428	11.4	413,497	10.0	431,663	11.6	372,989	10.0
Crystal Lake Bank	187,820	11.8	159,314	10.0	181,916	12.7	143,786	10.0
Northbrook Bank	502,434	11.3	446,536	10.0	474,973	12.3	385,619	10.0
Macatawa	307,829	16.3	189,233	10.0	NA	NA	NA	10.0
Schaumburg Bank	229,770	12.2	187,982	10.0	203,127	11.3	179,670	10.0
Village Bank	310,037	11.5	270,656	10.0	278,437	11.9	233,112	10.0
Beverly Bank	265,590	12.5	213,222	10.0	239,374	11.5	207,604	10.0
Town Bank	387,911	11.4	340,161	10.0	352,266	11.7	301,424	10.0
Wheaton Bank	347,365	11.4	304,003	10.0	317,491	11.5	275,018	10.0
State Bank of the Lakes	213,869	11.6	184,932	10.0	197,243	11.9	165,218	10.0
Old Plank Trail Bank	271,641	11.3	241,562	10.0	240,694	11.3	212,258	10.0
St. Charles Bank	291,380	11.2	259,615	10.0	250,964	11.5	218,403	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$807,848	11.1%	$582,687	8.0%	$804,011	11.8%	$546,768	8.0%
Hinsdale Bank	512,323	11.2	366,437	8.0	447,075	11.0	325,943	8.0
Wintrust Bank	1,069,171	11.7	732,760	8.0	1,009,631	10.8	750,656	8.0
Libertyville Bank	258,709	11.1	187,345	8.0	253,576	11.5	177,207	8.0
Barrington Bank	453,022	11.0	330,798	8.0	416,070	11.2	298,392	8.0
Crystal Lake Bank	176,144	11.1	127,451	8.0	170,670	11.9	115,029	8.0
Northbrook Bank	473,065	10.6	357,229	8.0	441,563	11.5	308,496	8.0
Macatawa	293,541	15.5	151,387	8.0	NA	NA	NA	8.0
Schaumburg Bank	216,675	11.5	150,386	8.0	190,280	10.6	143,736	8.0
Village Bank	286,808	10.6	216,524	8.0	255,649	11.0	186,489	8.0
Beverly Bank	246,565	11.6	170,578	8.0	221,548	10.7	166,083	8.0
Town Bank	366,265	10.8	272,129	8.0	334,086	11.1	241,139	8.0
Wheaton Bank	323,221	10.6	243,202	8.0	296,134	10.8	220,014	8.0
State Bank of the Lakes	203,972	11.0	147,946	8.0	189,197	11.5	132,174	8.0
Old Plank Trail Bank	255,788	10.6	193,249	8.0	227,759	10.7	169,806	8.0
St. Charles Bank	270,446	10.4	207,692	8.0	233,651	10.7	174,722	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$807,848	11.1%	$473,433	6.5%	$804,011	11.8%	$444,249	6.5%
Hinsdale Bank	512,323	11.2	297,730	6.5	447,075	11.0	264,828	6.5
Wintrust Bank	1,069,171	11.7	595,367	6.5	1,009,631	10.8	609,908	6.5
Libertyville Bank	258,709	11.1	152,218	6.5	253,576	11.5	143,981	6.5
Barrington Bank	453,022	11.0	268,773	6.5	416,070	11.2	242,443	6.5
Crystal Lake Bank	176,144	11.1	103,554	6.5	170,670	11.9	93,461	6.5
Northbrook Bank	473,065	10.6	290,248	6.5	441,563	11.5	250,653	6.5
Macatawa	293,541	15.5	123,002	6.5	NA	NA	NA	6.5
Schaumburg Bank	216,675	11.5	122,188	6.5	190,280	10.6	116,786	6.5
Village Bank	286,808	10.6	175,926	6.5	255,649	11.0	151,523	6.5
Beverly Bank	246,565	11.6	138,594	6.5	221,548	10.7	134,942	6.5
Town Bank	366,265	10.8	221,105	6.5	334,086	11.1	195,926	6.5
Wheaton Bank	323,221	10.6	197,602	6.5	296,134	10.8	178,762	6.5
State Bank of the Lakes	203,972	11.0	120,206	6.5	189,197	11.5	107,392	6.5
Old Plank Trail Bank	255,788	10.6	157,015	6.5	227,759	10.7	137,968	6.5
St. Charles Bank	270,446	10.4	168,750	6.5	233,651	10.7	141,962	6.5

	December 31, 2024				December 31, 2023
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$807,848	9.7%	$416,233	5.0%	$804,011	9.9%	$404,942	5.0%
Hinsdale Bank	512,323	9.6	266,427	5.0	447,075	9.4	238,724	5.0
Wintrust Bank	1,069,171	11.1	479,667	5.0	1,009,631	10.8	467,712	5.0
Libertyville Bank	258,709	9.5	136,451	5.0	253,576	9.7	130,396	5.0
Barrington Bank	453,022	10.7	212,429	5.0	416,070	10.8	192,589	5.0
Crystal Lake Bank	176,144	9.8	89,519	5.0	170,670	10.0	85,280	5.0
Northbrook Bank	473,065	9.2	256,737	5.0	441,563	9.9	222,668	5.0
Macatawa	293,541	10.1	144,975	5.0	NA	NA	NA	5.0
Schaumburg Bank	216,675	10.0	108,031	5.0	190,280	9.4	101,620	5.0
Village Bank	286,808	9.6	149,062	5.0	255,649	9.8	129,995	5.0
Beverly Bank	246,565	10.1	122,295	5.0	221,548	10.0	110,741	5.0
Town Bank	366,265	8.9	205,847	5.0	334,086	9.1	183,077	5.0
Wheaton Bank	323,221	9.1	178,254	5.0	296,134	9.4	157,056	5.0
State Bank of the Lakes	203,972	9.8	104,067	5.0	189,197	9.9	95,551	5.0
Old Plank Trail Bank	255,788	8.9	143,480	5.0	227,759	9.0	127,250	5.0
St. Charles Bank	270,446	9.3	144,886	5.0	233,651	9.5	122,638	5.0
NA - Macatawa Bank acquired August 1, 2024

Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2024, these business units met their minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $11.5 billion and $10.5 billion as of December 31, 2024 and 2023, respectively, and unused home equity lines totaled $999.1 million and $845.6 million as of December 31, 2024 and 2023, respectively. Standby and commercial letters of credit totaled $503.4 million at December 31, 2024 and $389.5 million at December 31, 2023.

In addition, at December 31, 2024 and 2023, the Company had approximately $361.3 million and $222.8 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $377.5 million at December 31, 2024 and $626.9 million at December 31, 2023. See Note (21) “Derivative Financial Instruments” in Item 8 of this report for further discussion on derivative instruments.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The Company sold approximately $2.6 billion of mortgage loans in 2024 and $2.0 billion in 2023. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was approximately $188,000 and $152,000 at December 31, 2024 and 2023, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $60,100 in 2024 as compared to $96,000 in 2023. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.

The Company had unfunded commitments to investment partnerships that qualify for CRA purposes totaling $94.1 million and $54.0 million as of December 31, 2024 and 2023, respectively. Of these commitments, $67.0 million and $36.2 million related to legally-binding unfunded commitments for tax-credit investments and were included within other liabilities on the Consolidated Statements of Condition as of December 31, 2024 and 2023, respectively.

The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of Wintrust Investments for losses that it may sustain from the customer accounts introduced by Wintrust Investments. As of December 31, 2024 and 2023, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $15.4 million and $9.0 million, respectively. Wintrust Investments seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

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

Wintrust Mortgage California PAGA Matter

On May 24, 2022, a former Wintrust Mortgage employee filed a California Private Attorney General Act (“PAGA”) suit, not individually, but as representative of all Wintrust Mortgage’s California hourly employees, against Wintrust Mortgage in the Superior Court of San Diego County, California. Plaintiff alleges Wintrust Mortgage failed to provide: (i) accurate sick leave accrual and pay; (ii) overtime wages; (iii) accurately itemized wage statements; (iv) meal breaks and meal premiums; (v) timely payment of earned wages; (vi) payment of all earned wages; and (vii) payment of all vested vacation hours. Wintrust Mortgage disputes the validity of Plaintiff’s claims and believes, to the extent there were defects in complying with California law governing the payment of compensation to Plaintiff, such errors would have been de minimis. Plaintiff also has an arbitration agreement with a collective and class action waiver and on January 19, 2023, Wintrust Mortgage moved to compel arbitration. The court stayed litigation pending mediation, which was held on May 13, 2024. The parties agreed to settle the dispute for an immaterial amount. On October 16, 2024, the court entered an order approving the settlement and on December 31, 2024, the funds were disbursed to the settlement administrator.

Wintrust Mortgage Fair Lending Matter

On May 25, 2022, a Wintrust Mortgage customer filed a putative class action and asserted individual claims against Wintrust Mortgage and Wintrust Financial Corporation in the District Court for the Northern District of Illinois. Plaintiff alleges that Wintrust Mortgage discriminated against black/African American borrowers and brings class claims under the Equal Credit Opportunity Act, Sections 1981 and 1982 under Chapter 42 of the United States Code; and the Fair Housing Act of 1968. Plaintiff also asserts individual claims under theories of promissory estoppel, fraudulent inducement, and breach of contract. On September 23, 2022, Wintrust filed a motion to dismiss the entire suit and the court granted that motion to dismiss on September 27, 2023 and gave Plaintiff until October 20, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint. Wintrust moved to dismiss the amended complaint on November 21, 2023. This motion was fully briefed in January 2024 and remains pending with the Court. Wintrust vigorously disputes these allegations, believing them to be legally and factually meritless, and Wintrust otherwise lacks sufficient information to estimate the amount of any potential liability.

Wintrust Financial ERISA Matter

On July 29, 2022, a former Wintrust employee filed a class action in the District Court for the Northern District of Illinois asserting claims under the federal Employee Retirement Income Security Act (“ERISA”) against Wintrust Financial Corporation. Plaintiff alleges Wintrust breached its fiduciary duty in the selection of BlackRock Target Date funds for inclusion in its 401(k) plan, that Wintrust failed to monitor the performance of those funds, and in the alternative, Wintrust should be liable for breach of trust. Plaintiff’s sole basis for the allegations is that BlackRock Target Date funds allegedly performed more poorly than two comparable funds over a three-year period. Wintrust is one of several public companies that were sued on identical grounds within the same week by the same plaintiff’s law firm. On November 8, 2022, Wintrust filed a motion to dismiss the entire complaint. On July 14, 2023, the District Court granted Wintrust’s motion to dismiss and gave Plaintiff until August 2, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint which Wintrust moved to dismiss on September 14, 2023. On August 14, 2024, the district court granted Wintrust’s motion with prejudice. On September 9, 2024, Plaintiff timely appealed to the Seventh Circuit. In December 2024, Plaintiff proposed the parties agree to dismiss the appeal and on December 18, 2024, the court entered and approved the joint stipulation of dismissal with prejudice which ended the litigation.

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

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2024 and December 31, 2023:

	Derivative Assets		Derivative Liabilities
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$7,329	$40,116	$56,084	$44,456
Interest rate derivatives designated as Fair Value Hedges	10,001	12,349	87	273
Total derivatives designated as hedging instruments under ASC 815	$17,330	$52,465	$56,171	$44,729

Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$177,553	$211,490	$183,799	$210,397
Interest rate lock commitments	1,950	4,511	18	—
Forward commitments to sell mortgage loans	1,297	—	88	5,212
Commodity forward contracts	766	888	583	609
Foreign exchange contracts	1,131	6,372	1,091	6,308
Total derivatives not designated as hedging instruments under ASC 815	$182,697	$223,261	$185,579	$222,526
Total Derivatives	$200,027	$275,726	$241,750	$267,255

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts to or from a counterparty in exchange for the Company receiving or paying fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the settlement of amounts in which the interest rate specified in the contract exceeds the agreed upon cap strike rate or in which the interest rate specified in the contract is below the agreed upon floor strike rate at the end of each period.

As of December 31, 2024, the Company had various interest rate collar and swap derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of December 31, 2024:

	December 31, 2024
(In thousands)	Notional Amount	Fair Value Asset (Liability)
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(3,943)
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	(893)
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(23,600)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	(881)
Fixed 3.759%; matures December 2025	250,000	(854)
Fixed 3.680%; matures February 2026	250,000	(1,100)
Fixed 4.176%; matures March 2026	250,000	277
Fixed 3.915%; matures March 2026	250,000	(470)
Fixed 4.450%; matures July 2026	250,000	1,497
Fixed 3.515%, matures December 2026	250,000	(2,412)
Fixed 3.512%; matures December 2026	250,000	(2,427)
Fixed 3.453%; matures February 2027	250,000	(2,807)
Fixed 4.150%; matures July 2027	250,000	916
Fixed 3.748%; matures March 2028	250,000	(1,784)
Fixed 3.526%; matures March 2028	250,000	(3,452)
Fixed 3.993%; matures October 2029	350,000	329
Fixed 4.245%; matures November 2029	350,000	4,270
Fixed 3.300%; matures November 2029(1)	250,000	(5,732)
Fixed 3.816%; matures November 2030(1)	250,000	(1,399)
Fixed 3.551%; matures November 2030(1)	250,000	(4,330)
Fixed 3.950%; matures February 2031(2)	250,000	40
Total Cash Flow Hedges	$7,700,000	$(48,755)
(1)Represents interest rate swaps that have effective starting dates of November 1, 2025.
(2)Represents interest rate swaps that have effective starting dates of February 1, 2026.

In the first quarter of 2022, the Company terminated interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $1.0 billion and a five-year term effective July 2022. At the time of termination, the fair value of the derivative contracts totaled an asset of $66.5 million, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. In the second quarter of 2022, the Company terminated two interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $500.0 million each effective since April 2020. The remaining terms of such derivative contracts were through March 2023 and April 2024 and, at the time of termination, the fair value of the derivative contracts totaled assets of $3.7 million and $10.7 million, respectively, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. In the fourth quarter of 2022, the Company terminated one additional interest rate collar derivative contract designated as a cash flow hedge of the Term Facility with a total notional value of $64.3 million effective since September 2018. The remaining term of such derivative contract was through September 2023 and, at the time of termination, the fair value of the derivative contract totaled an asset of $875,000, with such adjustments to fair value recorded in accumulated other comprehensive income or loss.

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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Years Ended December 31,
(In thousands)	2024	2023
Unrealized gain at beginning of period	$43,538	$10,026
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans and other borrowings	72,674	55,846
Amount of loss recognized in other comprehensive income or loss	(131,720)	(22,334)
Unrealized (loss) gain at end of period	$(15,508)	$43,538

As of December 31, 2024, the Company estimated that during the next 12 months, $5.9 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $13.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $19.2 million reclassified as a reduction to interest income related to the interest rate collars and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2024, the Company had 13 interest rate swaps with an aggregate notional amount of $176.2 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of December 31, 2024:

		December 31, 2024
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$156,907	$(9,961)	$(56)
	Available-for-sale debt securities	605	(11)	—

The following table presents the gain or loss recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
Derivatives in Fair Value Hedging Relationships		2024
Interest rate swaps	Interest and fees on loans	$(27)
	Interest income - investment securities	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates. As of December 31, 2024, there were no interest rate caps outstanding that were designed to act as an economic hedge.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2024 and 2023, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $13.3 billion and $11.4 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At December 31, 2024, these interest rate derivatives had maturity dates ranging from January 2025 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2024 and 2023, the Company had interest rate lock commitments with an aggregate notional amount of approximately $120.7 million and $129.9 million and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $377.5 million and $626.9 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2024 and 2023, the Company had commodity derivative transactions with an aggregate notional amount of approximately $5.2 million and $8.4 million, respectively, (all forward contracts with customers and third parties) related to this program. At December 31, 2024, these commodity derivatives had maturity dates ranging from January 2025 to October 2025.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of December 31, 2024 and 2023, the Company held foreign currency derivatives with an aggregate notional amount of approximately $97.1 million and $144.3 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2024 or December 31, 2023.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. At December 31, 2024 the Company held ten interest rate derivatives with an aggregate notional value of $295.0 million and four interest rate derivatives with an aggregate notional value of $195.0 million at December 31, 2023 for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Years Ended December 31,
Derivative	Location in income statement	2024	2023
Interest rate swaps and caps	Trading gains (losses), net	$59	$765
Mortgage banking derivatives	Mortgage banking revenue	952	12,285
Commodity contracts	Trading gains (losses), net	184	279
Foreign exchange contracts	Trading gains (losses), net	(84)	—
Covered call options	Fees from covered call options	10,196	21,863
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	(7,909)	1,280

Credit Risk

Derivative instruments have inherent risks, primarily market risk and credit risk. Market risk is associated with changes in the value of an underlying asset. Credit risk relates to the risk that the counterparty will fail to perform according to the terms of the agreement. The Company is exposed to the credit risk of its commercial borrowers and third party financial institutions who are counterparties to interest rate derivatives with the Company.

The counterparty credit risk associated with the mirror-image swaps executed with third party financial institutions, is monitored and managed as part of the Company’s overall asset-liability management process, except that the counterparty credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s standard loan underwriting process for commercial borrowers since these derivatives typically share in the collateral provided by the loan agreements.

When deemed necessary, appropriate types and amounts of collateral are obtained to minimize credit exposure. The Company hedges the market risk of derivatives transactions with commercial borrowers by entering into offsetting transactions with large, highly rated financial institutions. These exposures are generally secured by cash under bilateral Credit Support Annexes (“CSAs”), which are a component of the ISDA Master Agreements executed with counterparties.

Aggregate counterparty exposures are monitored against various types of credit limits established to contain risk within parameters. Counterparty credit risk is managed by the Counterparty Credit Risk Management team in accordance with SR 11-10, Interagency Counterparty Credit Risk Guidance, which was issued in 2011 in response to the financial crisis of 2008. The guidance addresses counterparty credit risk governance, measurement, management, and systems. Specifically, counterparty risk is managed through the establishment and regular review of exposure limits, formalization of limits in policy and procedure, ongoing review of models, and having a single platform to allow for the timely aggregation of exposures. The Counterparty Credit Risk Management team uses a variety of approaches to monitor counterparty financial performance, including monitoring of credit exposure versus limits, use of early warning reports, and daily and intraday monitoring of financial developments.

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The

Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. If the Company were to breach any of these provisions, at a time when the derivatives subject to such agreements are in a liability position, and the derivatives were to be terminated as a result, the Company would be required to settle its obligations under the agreements at the termination value and would be required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. As of December 31, 2024, there were no derivatives that were subject to such agreements in a net liability position.

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Gross Amounts Recognized	$194,883	$263,955	$239,970	$255,126
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$194,883	$263,955	$239,970	$255,126
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(74,656)	$(76,514)	$(74,656)	$(76,514)
Collateral Posted	(78,550)	(144,899)	—	—
Net Credit Exposure	$41,677	$42,542	$165,314	$178,612

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

At December 31, 2024, the Company classified $121.6 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e., a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. For the year ended December 31, 2024, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2024 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale — The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At December 31, 2024, the Company classified $60.4 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at December 31, 2024 was 6.61%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.69% with a credit loss discount ranging from 0% to 20% at December 31, 2024.

Loans held-for-investment — The fair value of loans held-for-investment is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At December 31, 2024, the Company classified $34.9 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at December 31, 2024 was 6.61%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 8.29% at December 31, 2024. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 6.1 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.17% with credit loss discounts ranging from 0% to 39% at December 31, 2024.

MSRs — Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At December 31, 2024, the Company classified $203.8 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at December 31, 2024 was 10.95% with discount rates applied ranging from 6% to 18%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 4% to 90% or a weighted average prepayment speed of 8.29%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $378, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (6) “Mortgage Servicing Rights (“MSRs”)” for further discussion of MSRs.

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

At December 31, 2024, the Company classified $2.0 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at December 31, 2024 was 82.52% with pull-through rates applied ranging from 1% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets — The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$37,907	$37,907	$—	$—
U.S. government agencies	44,945	—	44,945	—
Municipal	184,593	—	62,986	121,607
Corporate notes	81,162	—	81,162	—
Mortgage-backed	3,792,875	—	3,792,875	—
Trading account securities	4,072	—	4,072	—
Equity securities with readily determinable fair value	215,412	207,346	8,066	—
Mortgage loans held-for-sale	331,261	—	270,862	60,399
Loans held-for-investment	158,795	—	123,899	34,896
MSRs	203,788	—	—	203,788
Nonqualified deferred compensations assets	16,653	—	16,653	—
Derivative assets	200,027	—	198,077	1,950
Total	$5,271,490	$245,253	$4,603,597	$422,640
Derivative liabilities	$241,750	$—	$241,750	$—

	December 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$6,968	$6,968	$—	$—
U.S. government agencies	45,124	—	45,124	—
Municipal	140,958	—	54,721	86,237
Corporate notes	76,531	—	76,531	—
Mortgage-backed	3,233,334	—	3,233,334	—
Trading account securities	4,707	—	4,707	—
Equity securities with readily determinable fair value	139,268	131,202	8,066	—
Mortgage loans held-for-sale	292,722	—	265,887	26,835
Loans held-for-investment	155,261	—	94,591	60,670
MSRs	192,456	—	—	192,456
Nonqualified deferred compensations assets	15,238	—	15,238	—
Derivative assets	275,726	—	271,216	4,510
Total	$4,578,293	$138,170	$4,069,415	$370,708
Derivative liabilities	$267,255	$—	$267,255	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2024 and 2023 for mortgage loans held- for-sale measured at fair value under ASC 825 was $335.9 million and $291.7 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $331.3 million and $292.7 million, respectively, as shown in the above tables. At December 31, 2024, $4.0 million of mortgage loans held-for-sale were classified as nonaccrual compared to $649,000 as of December 31, 2023. Additionally, there were $59.3 million of loans past due greater than 90 days and still accruing interest within the mortgage loans held-for-sale portfolio as of December 31, 2024 compared to $26.6 million as of December 31, 2023. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio as of December 31, 2024 and December 31, 2023 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.
The aggregate remaining contractual principal balance outstanding as of December 31, 2024 and 2023 for loans held-for-investment measured at fair value under ASC 825 was $157.8 million and $156.9 million, respectively, while the aggregate fair value of loans held-for-investment was $158.8 million and $155.3 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2024 and 2023 are summarized as follows:

(In thousands)	Municipal	Mortgage loans held-for-sale	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2024	$86,237	$26,835	$60,670	$192,456	$4,510
Total net gains (losses) included in:
Net income (1)	—	370	(43)	11,332	(2,560)
Other comprehensive income or loss	(11,212)	—	—	—	—
Purchases	84,839	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(38,257)	(48,555)	(43,525)	—	—
Net transfers into Level 3	—	81,749	17,794	—	—
Balance at December 31, 2024	$121,607	$60,399	$34,896	$203,788	$1,950

(In thousands)	Municipal	Mortgage loans held-for-sale	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2023	$117,537	$48,655	$84,165	$230,225	$1,711
Total net (losses) gains included in:
Net income (1)	—	1,960	(103)	(7,599)	2,799
Other comprehensive income or loss	(7,152)	—	—	—	—
Purchases	36,688	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	(30,170)	—
Settlements	(60,836)	(75,342)	(69,218)	—	—
Net transfers into Level 3	—	51,562	45,826	—	—
Balance at December 31, 2023	$86,237	$26,835	$60,670	$192,456	$4,510
(1)Changes in the balance of mortgage loans held-for-sale, MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2024.

	December 31, 2024				Year Ended December 31, 2024 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$119,325	$—	$—	$119,325	$71,462
Other real estate owned (1)	23,116	—	—	23,116	207
Total	$142,441	$—	$—	$142,441	$71,669
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (5) “Allowance for Credit Losses”. At December 31, 2024, the Company had $119.3 million of individually assessed loans classified as Level 3. All of the $119.3 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above. None were valued based on discounted cash flows in accordance with ASC 310,”Receivables.”

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At December 31, 2024, the Company had $23.1 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2024 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value

Measured at fair value on a recurring basis:
Municipal securities	$121,607	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	60,399	Discounted cash flows	Discount rate	6.61%	6.61%	Decrease
			Credit discount	0% - 20%	0.69%	Decrease
Loans held-for-investment	34,896	Discounted cash flows	Discount rate	6.50% - 6.61%	6.61%	Decrease
			Credit discount	0% - 39%	1.17%	Decrease
			Constant prepayment rate (CPR) - current loans	8.29%	8.29%	Decrease
			Average life - delinquent loans (in years)	1.7 years - 11.3 years	6.1 years	Decrease
MSRs	203,788	Discounted cash flows	Discount rate	6% - 18%	10.95%	Decrease
			Constant prepayment rate (CPR)	4% - 90%	8.29%	Decrease
			Cost of servicing	$70 - $200	$76	Decrease
			Cost of servicing - delinquent	$200 - $1,000	$378	Decrease
Derivatives	1,950	Discounted cash flows	Pull-through rate	1% - 100%	82.52%	Increase

Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	119,325	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	23,116	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$458,536	$458,536	$423,464	$423,464
Interest-bearing deposits with banks	4,409,753	4,409,753	2,084,323	2,084,323
Available-for-sale securities	4,141,482	4,141,482	3,502,915	3,502,915
Held-to-maturity securities	3,613,263	2,910,550	3,856,916	3,215,468
Trading account securities	4,072	4,072	4,707	4,707
Equity securities with readily determinable fair value	215,412	215,412	139,268	139,268
FHLB and FRB stock, at cost	281,407	281,407	205,003	205,003
Brokerage customer receivables	18,102	18,102	10,592	10,592
Mortgage loans held-for-sale, at fair value	331,261	331,261	292,722	292,722
Loans held-for-investment, at fair value	158,795	158,795	155,261	155,261
Loans held-for-investment, at amortized cost	47,896,242	47,070,249	41,976,570	41,090,010
Nonqualified deferred compensation assets	16,653	16,653	15,238	15,238
Derivative assets	200,027	200,027	275,726	275,726
Accrued interest receivable and other	563,625	563,625	477,832	477,832
Total financial assets	$62,308,630	$60,779,924	$53,420,537	$51,892,529
Financial Liabilities:
Non-maturity deposits	$43,092,318	$43,092,318	$38,772,098	$38,772,098
Deposits with stated maturities	9,420,031	9,423,976	6,625,072	6,603,746
FHLB advances	3,151,309	3,153,524	2,326,071	2,367,107
Other borrowings	534,803	534,406	645,813	643,755
Subordinated notes	298,283	286,683	437,866	413,501
Junior subordinated debentures	253,566	253,588	253,566	253,579
Derivative liabilities	241,750	241,750	267,255	267,255
Accrued interest payable	48,364	48,364	51,116	51,116
Total financial liabilities	$57,040,424	$57,034,609	$49,378,857	$49,372,157

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest bearing deposits with banks, brokerage customer receivables, FHLB and FRB stock, accrued interest receivable and accrued interest payable and non-maturity deposits.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments that were not previously disclosed.

Held-to-maturity securities — Held-to-maturity securities include U.S. government-sponsored agency securities, municipal bonds issued by various municipal government entities primarily located in the Chicago metropolitan area, southern Wisconsin, and west Michigan and mortgage-backed securities. Fair values for held-to-maturity securities are typically based on prices obtained from independent pricing vendors. In accordance with ASC 820, the Company has generally categorized these held-to-maturity securities as a Level 2 fair value measurement. Fair values for certain other held-to-maturity securities are based on the bond pricing methodology discussed previously related to certain available-for-sale securities. In accordance with ASC 820, the Company has categorized these held-to-maturity securities as a Level 3 fair value measurement.

Loans held-for-investment, at amortized cost — Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are analyzed by type (commercial, residential real estate, etc.) and category within each type (construction, non-construction, franchise lending etc.). Each category is further segmented by interest rate type (fixed and variable). The fair value of both fixed and variable rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect credit and interest rate risks inherent in the loan. In accordance with ASC 820, the Company has categorized loans as a Level 3 fair value measurement.

Deposits with stated maturities — The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently in effect for deposits of similar remaining maturities. In accordance with ASC 820, the Company has categorized deposits with stated maturities as a Level 3 fair value measurement.

FHLB advances — The fair value of FHLB advances is calculated using a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. In accordance with ASC 820, the Company has categorized FHLB advances as a Level 3 fair value measurement.

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

(23) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2024 and 2023 is as follows:

	2024	2023
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	66,560,182	61,268,566
Shares outstanding	66,495,227	61,243,626
Cash dividend per share	$1.80	$1.60
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	5,011,500	5,011,500
Shares outstanding	5,011,500	5,011,500

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

Other

At the January 2025 Board of Directors meeting, a quarterly cash dividend of $0.50 per share of common stock ($2.00 on an annualized basis) was declared. It was paid on February 20, 2025 to shareholders of record as of February 6, 2025.
Accumulated Other Comprehensive Income or Loss
The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2024	$(350,697)	$32,049	$(42,583)	$(361,231)
Other comprehensive (loss) during the period, net of tax, before reclassifications	(77,903)	(96,872)	(24,945)	(199,720)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(915)	53,596	—	52,681
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(65)	—	—	(65)
Net other comprehensive loss during the period, net of tax	$(78,883)	$(43,276)	$(24,945)	$(147,104)
Balance at December 31, 2024	$(429,580)	$(11,227)	$(67,528)	$(508,335)

Balance at January 1, 2023	$(386,057)	$7,381	$(48,960)	$(427,636)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	36,214	(16,334)	6,377	26,257
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(699)	41,002	—	40,303
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(155)	—	—	(155)
Net other comprehensive income during the period, net of tax	$35,360	$24,668	$6,377	$66,405
Balance at December 31, 2023	$(350,697)	$32,049	$(42,583)	$(361,231)

Balance at January 1, 2022	$8,724	$27,111	$(31,743)	$4,092
Other comprehensive loss during the period, net of tax, before reclassifications	(394,332)	(17,295)	(17,217)	(428,844)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(321)	(2,435)	—	(2,756)
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(128)	—	—	(128)
Net other comprehensive loss during the period, net of tax	$(394,781)	$(19,730)	$(17,217)	$(431,728)
Balance at December 31, 2022	$(386,057)	$7,381	$(48,960)	$(427,636)

	Amount Reclassified from Accumulated Other Comprehensive Income or Loss for the Years Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income or Loss	December 31,		Impacted Line on the Consolidated Statements of Income
	2024	2023
	(In thousands)
Accumulated unrealized gains on available-for-sale securities
Gains included in net income	$1,236	$951	Gains (losses) on investment securities, net
	1,236	951	Income before taxes
Tax effect	(321)	(252)	Income tax expense
Net of tax	$915	$699	Net income

Accumulated unrealized gains (losses) on derivative instruments
Amount reclassified to interest income on loans	$87,306	$74,616	Interest on loans
Amount reclassified to interest expense on deposits	(14,632)	(19,559)	Interest on deposits
Amount reclassified to interest expense on other borrowings	—	789	Interest on other borrowings
	(72,674)	(55,846)	Income before taxes
Tax effect	19,078	14,844	Income tax expense
Net of tax	$(53,596)	$(41,002)	Net income

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

Our Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM uses income before taxes to review segment performance and allocate resources for each reportable segment. Financial information regarding each significant segment expense outlined below is regularly provided (at least monthly) to the CODM. For community banking and specialty finance segments, ‘Interest expense’ is a significant segment expense. Additionally, for each of the three reportable segments, ‘Salaries’, ‘Commissions and incentive compensation’ and ‘Benefits’ are significant segment expenses.

The following is a summary of certain operating information for reportable segments:

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2024
Interest income	$3,001,500	$405,317	$30,765	$3,437,582	$40,015	$3,477,597
Interest expense	1,465,237	49,030	795	1,515,062	—	1,515,062
Net interest income	1,536,263	356,287	29,970	1,922,520	40,015	1,962,535
Provision for credit losses	88,345	12,702	—	101,047	—	101,047
Non-interest income	279,845	119,339	168,134	567,318	(78,993)	488,325
Non-interest expense:
Salaries	364,144	61,070	38,989	464,203	1,769	465,972
Commissions and incentive compensation	130,516	36,130	48,873	215,519	—	215,519
Benefits	106,994	18,686	9,937	135,617	—	135,617
Other segment expenses(1)	500,327	91,479	34,557	626,363	(40,747)	585,616
Total non-interest expense	1,101,981	207,365	132,356	1,441,702	(38,978)	1,402,724
Income before taxes	625,782	255,559	65,748	947,089	—	947,089
Income tax expense	167,072	69,214	15,758	252,044	—	252,044
Net income	$458,710	$186,345	$49,990	$695,045	$—	$695,045
Total assets at end of year	$52,500,643	$11,234,012	$1,145,013	$64,879,668	$—	$64,879,668

2023
Interest income	$2,462,103	$362,035	$33,867	$2,858,005	$35,109	$2,893,114
Interest expense	1,021,128	32,991	1,131	1,055,250	—	1,055,250
Net interest income	1,440,975	329,044	32,736	1,802,755	35,109	1,837,864
Provision for credit losses	104,895	9,495	—	114,390	—	114,390
Non-interest income	263,023	105,992	136,561	505,576	(71,470)	434,106
Non-interest expense:
Salaries	340,993	57,024	39,129	437,146	1,666	438,812
Commissions and incentive compensation	110,986	30,395	40,720	182,101	—	182,101
Benefits	100,190	17,070	9,840	127,100	—	127,100
Other segment expenses(1)	484,263	82,024	36,226	602,513	(38,027)	564,486
Total non-interest expense	1,036,432	186,513	125,915	1,348,860	(36,361)	1,312,499
Income before taxes	562,671	239,028	43,382	845,081	—	845,081
Income tax expense	148,612	63,484	10,359	222,455	—	222,455
Net income	$414,059	$175,544	$33,023	$622,626	$—	$622,626
Total assets at end of year	$44,355,786	$10,664,887	$1,239,261	$56,259,934	$—	$56,259,934

2022
Interest income	$1,411,485	$266,238	$39,541	$1,717,264	$30,179	$1,747,443
Interest expense	231,287	19,557	1,237	252,081	—	252,081
Net interest income	1,180,198	246,681	38,304	1,465,183	30,179	1,495,362
Provision for credit losses	74,184	4,405	—	78,589	—	78,589
Non-interest income	298,572	97,701	124,609	520,882	(59,829)	461,053
Non-interest expense:
Salaries	306,062	45,043	29,526	380,631	1,550	382,181
Commissions and incentive compensation	127,178	31,329	39,366	197,873	—	197,873
Benefits	91,875	15,812	8,366	116,053	—	116,053
Other segment expenses(1)	401,183	80,600	30,581	512,364	(31,200)	481,164
Total non-interest expense	926,298	172,784	107,839	1,206,921	(29,650)	1,177,271
Income before taxes	478,288	167,193	55,074	700,555	—	700,555
Income tax expense	128,939	46,286	15,648	190,873	—	190,873
Net income	$349,349	$120,907	$39,426	$509,682	$—	$509,682
Total assets at end of year	$41,368,200	$9,826,254	$1,755,195	$52,949,649	$—	$52,949,649
(1)Other segment items include non-interest expense categories such as ‘Software & Equipment’, ‘Data processing’, ‘Advertising and Marketing’, ‘FDIC Insurance’, and ‘Occupancy’. See “Non-Interest Expense” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K for further discussion on non-interest expense.

(25) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Statements of Financial Condition

	December 31,
(In thousands)	2024	2023
Assets
Cash	$196,969	$262,680
Available-for-sale debt securities and equity securities with readily determinable fair value	16,240	15,532
Investment in and receivable from subsidiaries	6,674,426	5,842,160
Goodwill	8,371	8,371
Other assets	371,284	364,623
Total assets	$7,267,290	$6,493,366

Liabilities and Shareholders’ Equity
Other liabilities	$171,275	$171,922
Subordinated notes	298,283	437,866
Other borrowings	199,869	230,486
Junior subordinated debentures	253,566	253,566
Shareholders’ equity	6,344,297	5,399,526
Total liabilities and shareholders’ equity	$7,267,290	$6,493,366

Statements of Income

	Years Ended December 31,
(In thousands)	2024	2023	2022
Income
Dividends and other revenue from subsidiaries	$548,232	$433,784	$120,151
Other income (losses)	(1,781)	1,729	(12,969)
Total income	$546,451	$435,513	$107,182
Expenses
Interest expense	$49,306	$53,612	$36,522
Salaries and employee benefits	159,725	145,011	138,466
Other expenses	182,255	160,259	155,744
Total expenses	$391,286	$358,882	$330,732
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$155,165	$76,631	$(223,550)
Income tax benefit	79,684	72,260	70,490
Income (loss) before equity in undistributed net income of subsidiaries	$234,849	$148,891	$(153,060)
Equity in undistributed net income of subsidiaries	460,196	473,735	662,742
Net income	$695,045	$622,626	$509,682

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2024	2023	2022
Operating Activities:
Net income	$695,045	$622,626	$509,682
Adjustments to reconcile net income to net cash provided by operating activities
Losses (gains) on available-for-sale debt securities and equity securities with readily determinable fair value, net	913	(442)	7,018
Depreciation and amortization	35,627	25,840	27,642
Deferred income tax benefit	(9,449)	(6,176)	(2,773)
Stock-based compensation expense	16,401	14,154	13,632
Increase in other assets	(3,862)	(3,978)	(7,116)
Increase (decrease) in other liabilities	8,802	(6,059)	(6,107)
Equity in undistributed net income of subsidiaries	(460,196)	(473,735)	(662,742)
Net Cash Provided by (Used for) Operating Activities	$283,281	$172,230	$(120,764)

Investing Activities:
Capital contributions to subsidiaries, net	$—	$—	$(69,000)
Net cash paid for acquisitions, net	(38)	—	—
Other investing activity, net	(37,764)	(25,965)	(30,872)
Net Cash Used for Investing Activities	$(37,802)	$(25,965)	$(99,872)

Financing Activities:
(Decrease) increase in other borrowings and junior subordinated debentures, net	$(30,668)	$(30,641)	$117,381
Repayment of subordinated note	(140,000)	—	—
Proceeds from the issuance of common stock, net	—	—	285,729
Issuance of common shares resulting from exercise of stock options and employee stock purchase plan	6,694	8,309	11,233
Dividends paid	(143,280)	(125,690)	(108,210)
Common stock repurchases for tax withholdings related to stock-based compensation	(3,936)	(1,913)	(304)
Net Cash (Used for) Provided by Financing Activities	$(311,190)	$(149,935)	$305,829

Net (Decrease) Increase in Cash and Cash Equivalents	$(65,711)	$(3,670)	$85,193
Cash and Cash Equivalents at Beginning of Year	262,680	266,350	181,157
Cash and Cash Equivalents at End of Year	$196,969	$262,680	$266,350

(26) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2024, 2023 and 2022:

(In thousands, except per share data)		2024	2023	2022
Net income		$695,045	$622,626	$509,682
Less: Preferred stock dividends		27,964	27,964	27,964
Net income applicable to common shares	(A)	$667,081	$594,662	$481,718

Weighted average common shares outstanding	(B)	63,685	61,149	59,205
Effect of dilutive potential common shares:
Common stock equivalents		1,016	938	886
Weighted average common shares and effect of dilutive potential common shares	(C)	64,701	62,087	60,091
Net income per common share:
Basic	(A/B)	$10.47	$9.72	$8.14
Diluted	(A/C)	10.31	9.58	8.02

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in ensuring the information relating to the Company (and its consolidated subsidiaries) required to be disclosed by the Company in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported in a timely manner. As permitted by SEC-issued guidance that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management’s evaluation of disclosure controls and procedures for up to a year from the date of acquisition, the Company excluded Macatawa from management’s reporting on internal control over financial reporting as of December 31, 2024 as Macatawa was acquired by the Company during 2024. The Company will continue to evaluate the effectiveness of internal controls over financial reporting as it completes the integration of Macatawa with the Company and will make changes to its internal control framework, as necessary. The acquisition of Macatawa contributed $3.3 billion of assets, or 5.1% of the Company’s total assets, at December 31, 2024 and $63.6 million of net revenue, or 2.6% of the Company’s total net revenue for the year ended December 31, 2024. The annual report of the Company’s management on internal control over financial reporting is provided on page 170. The report of Ernst & Young LLP, the Company’s independent registered public accounting firm, regarding the Company’s internal control over financial reporting is provided on page 171.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2024, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2024, the Company's system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria.

In conducting the evaluation of the effectiveness of its system of internal control over financial reporting as of December 31, 2024, the Company excluded the operations of Macatawa Bank, N.A. (“Macatawa”) as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The acquisition of Macatawa was completed on August 1, 2024. As of and for the year ended December 31, 2024, Macatawa’s assets represented approximately $3.3 billion of assets, or 5.1% of the Company’s total assets, at December 31, 2024 and $63.6 million of net revenue, or 2.6% of the Company’s total net revenue for the year ended December 31, 2024. Refer to Note (7) of the Notes to Consolidated Financial Statements for further discussion of the acquisition and its impact on the Company’s consolidated financial statements.

Ernst & Young LLP (PCAOB ID 42), the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

/s/ Timothy S. Crane	/s/ David L. Stoehr
Timothy S. Crane	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wintrust Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Macatawa Bank, N.A. (“Macatawa”), which is included in the 2024 consolidated financial statements of the Company and constituted 5.1% of total assets, respectively, as of December 31, 2024 and 2.6% of total net revenue, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Macatawa.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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
February 28, 2025

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 22, 2025 (the “Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Executive Officers of the Company,” “Board of Directors, Committees and Governance” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

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

The Company has adopted an insider trading policy and procedures applicable to our directors, officers, employees and other covered persons, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. The Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The following table summarizes information as of December 31, 2024, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	85,000	—	—
WTFC 2007 Stock Incentive Plan	10,576	—	—
WTFC 2015 Stock Incentive Plan	380,678	—	—
WTFC 2022 Stock Incentive Plan	1,074,759	—	680,538
WTFC Employee Stock Purchase Plan	—	—	140,036
WTFC Directors Deferred Fee and Stock Plan	—	—	356,600
	1,551,013	—	1,177,174
Equity compensation plans not approved by security holders (1)
N/A	—	—	—
Total	1,551,013	—	1,177,174
(1)Excludes 10,825 shares of the Company’s common stock issuable pursuant to the exercise of options granted under the plan of STC Bancshares Corporation. The weighted average exercise price of these options is $43.76. No additional awards will be made under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in response to this item will be contained in the Company’s Proxy Statement under the caption “Related Person Transactions” and is incorporated herein by reference.

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Consolidated Statements of Condition as of December 31, 2024 and 2023
•Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

2	Financial Statement Schedules
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, by and among Wintrust Financial Corporation, Leo Subsidiary LLC and Macatawa Bank Corporation, dated April 15, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2024).

3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibits 3.1 and 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 and Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Restated Certificate of Designations of the Company filed on May 5, 2023 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series D Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

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

4.1
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2024).

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

4.6	Subordinated Indenture, dated June 13, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).

4.7	First Supplemental Indenture, dated June 13, 2014 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).

4.8	Form of 5.000% Subordinated Note due 2024 (incorporated by reference to Exhibit A in Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).
4.9	Second Supplemental Indenture, dated June 6, 2019 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

4.10	Form of 4.850% Subordinated Notes due 2029 (incorporated by reference to Exhibit A in Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

4.11	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 6, 2020).

10.1	Amended and Restated Credit Agreement, dated as of December 12, 2022, by and among Wintrust Financial Corporation, as Borrower, the lenders who are party to the Agreement and the lenders who may become a party to the Agreement pursuant to terms hereof, as Lenders, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2022).

10.2	First Amendment, dated as of July 17, 2023 to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on July 20, 2023).

10.3	Second Amendment, dated as of December 11, 2023 to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on December 12, 2023).

10.4	Third Amendment, dated as of December 6, 2024 to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and U.S. Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on December 10, 2024).

10.5	Receivables Purchase Agreement, dated as of December 16, 2014, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.6	First Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2015, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.7	Second Amending Agreement to the Receivables Purchase Agreement, dated September 9, 2016, by and among First Insurance Funding of Canada, Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.8	Third Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2017, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.9	Fourth Amending Agreement to the Receivables Purchase Agreement, dated June 29, 2018, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.10	Fifth Amending Agreement to the Receivables Purchase Agreement, dated as of February 15, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.11	Sixth Amending Agreement to the Receivables Purchase Agreement, dated as of May 27, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.12	Seventh Amending Agreement to the Receivables Purchase Agreement, date as of January 15, 2020 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.13	Eighth Amending Agreement to the Receivables Purchase Agreement, dated May 20, 2020, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.14	Ninth Amending Agreement to the Receivables Purchase Agreement, dated January 15, 2021, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.15	Tenth Amending Agreement to the Receivables Purchase Agreement, dated as of May 2, 2022, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022).

10.16	Eleventh Amending Agreement to the Receivables Purchase Agreement, dated as of May 31, 2023, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 6, 2023).

10.17	Twelfth Amending Agreement to the Receivables Purchase Agreement, dated as of August 29, 2024, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on August 29, 2024).

10.18	Performance Guarantee, made as of December 16, 2014, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.19	Performance Guarantee Confirmation, made as of December 15, 2017, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.20	Performance Guarantee Confirmation, dated as of June 28, 2018, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.21	Performance Guarantee Confirmation, dated as of February 15, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.22	Performance Guarantee Confirmation, dated as of May 27, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.23	Performance Guarantee Confirmation, dated as of January 15, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.24	Performance Guarantee Confirmation, dated as of May 20, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.25	Performance Guarantee Confirmation, dated as of January 15, 2021, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.26	Performance Guarantee Confirmation, dated as of May 2, 2022, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 3, 2022).

10.27	Performance Guarantee Confirmation, dated as of May 31, 2023, confirming the Performance Guarantee dates as of December 16, 2014, by and between the Company and PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on June 6, 2023).

10.28	Performance Guarantee Confirmation, dated as of August 29, 2024, confirming the Performance Guarantee dated as of December 16, 2014, by and between the Company and Plaza Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on August 29, 2024).

10.29	Fee Letter dated as of August 29, 2024 by CIBC Mellon Trust Company, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada and acknowledged by First Insurance Funding of Canada Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on August 29, 2024).

10.30	Junior Subordinated Indenture, dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.31	Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.32	Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.33	Indenture, dated as of September 1, 2006, between the Company and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.34	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among the Company, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.35	Guarantee Agreement, dated as of September 1, 2006, between the Company, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.36	Amended and Restated Employment Agreement, dated as of January 26, 2023, between the Company and Edward J. Wehmer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).*

10.37	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.38	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.39	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.40	Amended and Restated Employment Agreement, dated as of January 26, 2023, between the Company and Timothy S. Crane (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).*

10.41	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.42	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.43	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.44	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.45	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.46	Wintrust Financial Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).*

10.47	Wintrust Financial Corporation 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on May 27, 2022).*

10.48	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.49	Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.50	Form of Restricted Stock Unit Award, Agreement under Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.51	Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.52	Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.53	Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.54	Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.55	Form of Performance Share Unit Agreement - Shares Settled under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).

10.56	Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.57	Form of Performance Award Agreement - Shares Settled under Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.58	Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.59	Form of Performance Share Unit Agreement - Cash Settled under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).

10.60	Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.61	Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).*

10.62	Second Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 8, 2021).*

10.63	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.64	Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.65	Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.66	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.67	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

19.1	Wintrust Financial Corporation Insider Trading and Confidentiality Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy on Recoupment of Incentive Compensation.

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 28, 2025	By:	/s/ TIMOTHY S. CRANE
Timothy S. Crane, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Chairman of the Board of Directors	February 28, 2025

/s/ TIMOTHY S. CRANE Timothy S. Crane	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2025

/s/ JEFFREY D. HAHNFELD Jeffrey D. Hahnfeld	Executive Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025

/s/ ELIZABETH H. CONNELLY Elizabeth H. Connelly	Director	February 28, 2025

/s/ PETER D. CRIST Peter D. Crist	Director	February 28, 2025

/s/ WILLIAM J. DOYLE William J. Doyle	Director	February 28, 2025

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 28, 2025

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 28, 2025

/s/ BRIAN A. KENNEY Brian A. Kenney	Director	February 28, 2025

/s/ DEBORAH L. HALL LEFEVRE Deborah L. Hall Lefevre	Director	February 28, 2025

/s/ SUZET M. MCKINNEY Suzet M. McKinney	Director	February 28, 2025

/s/ RICHARD L. POSTMA Richard L. Postma	Director	February 28, 2025

/s/ GREGORY A. SMITH Gregory A. Smith	Director	February 28, 2025

/s/ KARIN GUSTAFSON TEGLIA Karin Gustafson Teglia	Director	February 28, 2025

/s/ ALEX E. WASHINGTON, III Alex E. Washington, III	Director	February 28, 2025

/s/ EDWARD J. WEHMER Edward J. Wehmer	Founder, Senior Advisor and Director	February 28, 2025

