Form 10-Q
period 2025-03-31
WINTRUST FINANCIAL CORP
filed 2025-05-05
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Common Stock — no par value, 66,930,326 shares, as of April 30, 2025

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Assets
Cash and due from banks	$616,216	$452,017	$379,825
Federal funds sold and securities purchased under resale agreements	63	6,519	61
Interest-bearing deposits with banks	4,238,237	4,409,753	2,131,077
Available-for-sale securities, at fair value	4,220,305	4,141,482	4,387,598
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $446, $457 and $329 at March 31, 2025, December 31, 2024 and March 31, 2024, respectively ($2.9 billion, $2.9 billion and $3.1 billion fair value at March 31, 2025, December 31, 2024 and March 31, 2024, respectively)	3,564,490	3,613,263	3,810,015
Trading account securities	—	4,072	2,184
Equity securities with readily determinable fair value	270,442	215,412	119,777
Federal Home Loan Bank and Federal Reserve Bank stock	281,893	281,407	224,657
Brokerage customer receivables	—	18,102	13,382
Mortgage loans held-for-sale, at fair value	316,804	331,261	339,884
Loans, net of unearned income	48,708,390	48,055,037	43,230,706
Allowance for loan losses	(378,207)	(364,017)	(348,612)
Net loans	48,330,183	47,691,020	42,882,094
Premises, software and equipment, net	776,679	779,130	744,769
Lease investments, net	280,472	278,264	283,557
Accrued interest receivable and other assets	1,598,255	1,739,334	1,580,142
Receivable on unsettled securities sales	463,023	—	—
Goodwill	796,932	796,942	656,181
Other acquisition-related intangible assets	116,072	121,690	21,730
Total assets	$65,870,066	$64,879,668	$57,576,933

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$11,201,859	$11,410,018	$9,908,183
Interest-bearing	42,368,179	41,102,331	36,540,675
Total deposits	53,570,038	52,512,349	46,448,858
Federal Home Loan Bank advances	3,151,309	3,151,309	2,676,751
Other borrowings	529,269	534,803	575,408
Subordinated notes	298,360	298,283	437,965
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,466,987	1,785,061	1,747,985
Total liabilities	59,269,529	58,535,371	52,140,533
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at March 31, 2025, December 31, 2024 and March 31, 2024	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at March 31, 2025, December 31, 2024 and March 31, 2024	287,500	287,500	287,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2025, December 31, 2024 and March 31, 2024; 67,006,594 shares issued at March 31, 2025, 66,560,182 shares issued at December 31, 2024 and 61,798,213 shares issued at March 31, 2024	67,007	66,560	61,798
Surplus	2,494,347	2,482,561	1,954,532
Treasury stock, at cost, 87,269 shares at March 31, 2025, 64,955 shares at December 31, 2024, and 61,498 shares at March 31, 2024	(9,156)	(6,153)	(5,757)
Retained earnings	4,045,854	3,897,164	3,498,475
Accumulated other comprehensive loss	(410,015)	(508,335)	(485,148)
Total shareholders’ equity	6,600,537	6,344,297	5,436,400
Total liabilities and shareholders’ equity	$65,870,066	$64,879,668	$57,576,933
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2025	March 31, 2024
Interest income
Interest and fees on loans	$768,362	$710,341
Mortgage loans held-for-sale	4,246	4,146
Interest-bearing deposits with banks	36,766	16,658
Federal funds sold and securities purchased under resale agreements	179	19
Investment securities	72,016	69,678
Trading account securities	11	18
Federal Home Loan Bank and Federal Reserve Bank stock	5,307	4,478
Brokerage customer receivables	78	175
Total interest income	886,965	805,513
Interest expense
Interest on deposits	320,233	299,532
Interest on Federal Home Loan Bank advances	25,441	22,048
Interest on other borrowings	6,792	9,248
Interest on subordinated notes	3,714	5,487
Interest on junior subordinated debentures	4,311	5,004
Total interest expense	360,491	341,319
Net interest income	526,474	464,194
Provision for credit losses	23,963	21,673
Net interest income after provision for credit losses	502,511	442,521
Non-interest income
Wealth management	34,042	34,815
Mortgage banking	20,529	27,663
Service charges on deposit accounts	19,362	14,811
Gains on investment securities, net	3,196	1,326
Fees from covered call options	3,446	4,847
Trading (losses) gains, net	(64)	677
Operating lease income, net	15,287	14,110
Other	20,836	42,331
Total non-interest income	116,634	140,580
Non-interest expense
Salaries and employee benefits	211,526	195,173
Software and equipment	34,717	27,731
Operating lease equipment	10,471	10,683
Occupancy, net	20,778	19,086
Data processing	11,274	9,292
Advertising and marketing	12,272	13,040
Professional fees	9,044	9,553
Amortization of other acquisition-related intangible assets	5,618	1,158
FDIC insurance	10,926	14,537
Other real estate owned expense, net	643	392
Other	38,821	32,500
Total non-interest expense	366,090	333,145
Income before taxes	253,055	249,956
Income tax expense	64,016	62,662
Net income	$189,039	$187,294
Preferred stock dividends	6,991	6,991
Net income applicable to common shares	$182,048	$180,303
Net income per common share—Basic	$2.73	$2.93
Net income per common share—Diluted	$2.69	$2.89
Cash dividends declared per common share	$0.50	$0.45
Weighted average common shares outstanding	66,726	61,481
Dilutive potential common shares	923	928
Average common shares and dilutive common shares	67,649	62,409
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Net income	$189,039	$187,294
Unrealized gains (losses) on available-for-sale securities
Before tax	74,826	(77,888)
Tax effect	(19,455)	20,601
Net of tax	55,371	(57,287)
Reclassification of net losses on available-for-sale securities included in net income
Before tax	(301)	(26)
Tax effect	78	7
Net of tax	(223)	(19)
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	11	50
Tax effect	(3)	(13)
Net of tax	8	37
Net unrealized gains (losses) on available-for-sale securities	55,586	(57,305)
Unrealized gains (losses) on derivative instruments
Before tax	58,073	(82,091)
Tax effect	(15,099)	21,713
Net unrealized gains (losses) on derivative instruments	42,974	(60,378)
Foreign currency adjustment
Before tax	(278)	(7,649)
Tax effect	38	1,415
Net foreign currency adjustment	(240)	(6,234)
Total other comprehensive income (loss)	98,320	(123,917)
Comprehensive income	$287,359	$63,377
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2024	$412,500	$61,269	$1,943,806	$(2,217)	$3,345,399	$(361,231)	$5,399,526
Net income	—	—	—	—	187,294	—	187,294
Other comprehensive loss, net of tax	—	—	—	—	—	(123,917)	(123,917)
Cash dividends declared on common stock, $0.45 per share	—	—	—	—	(27,227)	—	(27,227)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	9,157	—	—	—	9,157
Common stock issued for:
Exercise of stock options	—	1	24	—	—	—	25
Restricted stock awards	—	505	(469)	(3,540)	—	—	(3,504)
Employee stock purchase plan	—	8	733	—	—	—	741
Director compensation plan	—	15	1,281	—	—	—	1,296
Balance at March 31, 2024	$412,500	$61,798	$1,954,532	$(5,757)	$3,498,475	$(485,148)	$5,436,400

Balance at January 1, 2025	$412,500	$66,560	$2,482,561	$(6,153)	$3,897,164	$(508,335)	$6,344,297
Net income	—	—	—	—	189,039	—	189,039
Other comprehensive income, net of tax	—	—	—	—	—	98,320	98,320
Cash dividends declared on common stock, $0.50 per share	—	—	—	—	(33,358)	—	(33,358)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	10,411	—	—	—	10,411
Common stock issued for:
Exercise of stock options	—	5	214	—	—	—	219
Restricted stock awards	—	417	(417)	(3,003)	—	—	(3,003)
Employee stock purchase plan	—	7	768	—	—	—	775
Director compensation plan	—	18	810	—	—	—	828
Balance at March 31, 2025	$412,500	$67,007	$2,494,347	$(9,156)	$4,045,854	$(410,015)	$6,600,537
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Operating Activities:
Net income	$189,039	$187,294
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	23,963	21,673
Depreciation, amortization and accretion, net	29,488	21,464
Stock-based compensation expense	10,411	9,157
(Accretion) amortization of discount/premium on securities, net	(531)	190
Accretion of discount and deferred fees on loans, net	(5,908)	(3,601)
Mortgage servicing rights fair value changes	12,150	(3,210)
Non-designated derivatives fair value changes, net	56,603	1,985
Originations and purchases of mortgage loans held-for-sale	(460,453)	(475,613)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	5,255	(16,562)
Proceeds from sales of mortgage loans held-for-sale	470,250	446,262
Bank owned life insurance (“BOLI”) gains	(796)	(1,651)
Decrease in trading securities, net	4,072	2,523
Decrease (increase) in brokerage customer receivables, net	18,102	(2,790)
Gains on mortgage loans sold	(13,766)	(12,000)
Gains on investment securities, net, and dividend reinvestment on equity securities	(3,196)	(1,326)
Losses (gains) on sales of premises and equipment, net	173	(146)
Losses on sales and fair value adjustments of other real estate owned, net	491	207
Decrease (increase) in accrued interest receivable and other assets, net	107,816	(40,478)
Decrease in accrued interest payable and other liabilities, net	(323,409)	(62,253)
Net Cash Provided by Operating Activities	119,754	71,125
Investing Activities:
Proceeds from calls and sales of available-for-sale securities	—	690,866
Proceeds from payments and maturities of available-for-sale securities	135,124	82,418
Proceeds from payments, maturities and calls of held-to-maturity securities	48,565	46,588
Proceeds from sales of equity securities with readily determinable fair value	5,000	45,000
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	—	2,226
Purchases of available-for-sale securities	(601,365)	(1,045,047)
Purchases of equity securities with readily determinable fair value	(56,019)	(24,000)
Purchases of equity securities without readily determinable fair value	(1,053)	(2,900)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(486)	(19,654)
Distributions from investments in partnerships, net	869	242
Decrease (increase) in interest-bearing deposits with banks, net	171,531	(49,062)
Increase in loans, net	(682,839)	(1,135,248)
Sales (purchases) of premises and equipment, net	7,299	(10,599)
Net Cash Used for Investing Activities	(973,374)	(1,419,170)
Financing Activities:
Increase in deposit accounts, net	1,057,689	1,051,686
Decrease in other borrowings, net	(4,796)	(62,239)
Increase in Federal Home Loan Bank advances, net	—	350,680
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and director compensation plan	1,822	2,098
Common stock repurchases for tax withholdings related to stock-based compensation	(3,003)	(3,540)
Dividends paid	(40,349)	(34,218)
Net Cash Provided by Financing Activities	1,011,363	1,304,467
Net Increase (Decrease) in Cash and Cash Equivalents	157,743	(43,578)
Cash and Cash Equivalents at Beginning of Period	458,536	423,464
Cash and Cash Equivalents at End of Period	$616,279	$379,886
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

The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”). The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company’s significant accounting policies are included in Note (1) “Summary of Significant Accounting Policies” of the 2024 Form 10-K. In preparation of these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

(2) Recent Accounting Developments

Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. This ASU requires annually that all entities disclose increasingly disaggregated information on amount of income taxes paid. Further, this ASU requires annually that all public entities must disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. This guidance is effective for fiscal years beginning after December 15, 2024, and is to be applied either on a prospective basis or retrospective basis. Early adoption is permitted. The Company expects adoption of this standard will expand income tax disclosures within the consolidated financial statements.

Compensation – Scope Application of Profits Interest and Similar Awards

In March 2024, the FASB issued ASU No. 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” which clarifies the guidance by providing an illustrative example to demonstrate how an entity should apply the scope guidance in Topic 718 when determining whether profits interest and similar awards should be accounted for in accordance with Topic 718. For public business entities, this guidance is effective for fiscal years beginning after December 15, 2024, including interim periods therein, and is to be applied either on a prospective basis or retrospective basis. Early adoption is permitted. Adoption of this standard did not impact the Company’s consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public business entities to disclose additional information about specific expense categories including employee compensation, depreciation, intangible asset amortization, etc., as well as qualitative descriptions of certain expenses, in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance is to be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU No. 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for fiscal years beginning after December 15, 2025, including interim periods therein, and is to be applied either on a prospective basis or retrospective basis. Early adoption is permitted. Adoption of this standard is expected to have no impact on the Company’s consolidated financial statements.

(3) Business Combinations

On August 1, 2024, the Company completed its previously announced acquisition of Macatawa Bank Corporation (“Macatawa”), the parent company of Macatawa Bank. Pursuant to the terms of the merger, each common share of Macatawa outstanding at the time of merger was converted into the right to receive 0.137 shares of Wintrust common stock, with cash paid in lieu of fractional shares. As a result, the Company issued approximately 4.7 million shares of common stock, the fair value of consideration paid was $499.3 million. Macatawa operates 26 full-service branches located throughout communities in Kent, Ottawa and northern Allegan counties in the state of Michigan. Macatawa offers a full range of banking, retail and commercial lending, wealth management and ecommerce services to individuals, businesses and governmental entities. As of August 1, 2024, Macatawa had fair values of approximately $2.9 billion in assets, $2.3 billion in deposits and $1.3 billion in loans. In conjunction with the acquisition, the Company recorded $53.7 million discount on acquired loans, $33.5 million discount on securities and recorded total intangibles of $253.0 million. The purchase accounting is finalized and is no longer subject to change.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$12,943	$51	$—	$12,994
U.S. government agencies	50,000	—	(4,056)	45,944
Municipal	190,670	1,063	(3,584)	188,149
Corporate notes:
Financial issuers	83,997	—	(3,562)	80,435
Other	1,000	—	(0)	1,000
Mortgage-backed: (1)
Residential mortgage-backed securities	4,067,349	907	(482,256)	3,586,000
Commercial (multi-family) mortgage-backed securities	58,205	118	(1,696)	56,627
Collateralized mortgage obligations	265,070	1,250	(17,164)	249,156
Total available-for-sale securities	$4,729,234	$3,389	$(512,318)	$4,220,305
Held-to-maturity securities
U.S. government agencies	$313,539	$0	$(62,627)	$250,912
Municipal	158,307	303	(4,964)	153,646
Mortgage-backed: (1)
Residential mortgage-backed securities	2,825,859	1,072	(555,525)	2,271,406
Commercial (multi-family) mortgage-backed securities	6,351	20	(134)	6,237
Collateralized mortgage obligations	204,199	763	(19,678)	185,284
Corporate notes	56,681	14	(1,367)	55,328
Total held-to-maturity securities	$3,564,936	$2,172	$(644,295)	$2,922,813
Less: Allowance for credit losses	(446)
Held-to-maturity securities, net of allowance for credit losses	$3,564,490
Equity securities with readily determinable fair value	$272,400	$5,254	$(7,212)	$270,442
(1)None of our mortgage-backed securities are subprime.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$37,858	$49	$—	$37,907
U.S. government agencies	50,000	—	(5,055)	44,945
Municipal	188,405	528	(4,340)	184,593
Corporate notes:
Financial issuers	83,997	—	(3,828)	80,169
Other	1,000	—	(7)	993
Mortgage-backed: (1)
Residential Mortgage-backed securities	4,106,641	284	(553,287)	3,553,638
Commercial (multi-family) mortgage-backed securities	19,064	23	(755)	18,332
Collateralized mortgage obligations	238,574	1,187	(18,856)	220,905
Total available-for-sale securities	$4,725,539	$2,071	$(586,128)	$4,141,482
Held-to-maturity securities
U.S. government agencies	$313,539	$—	$(69,127)	$244,412
Municipal	161,016	243	(5,290)	155,969
Mortgage-backed: (1)
Residential Mortgage-backed securities	2,864,927	—	(605,014)	2,259,913
Commercial (multi-family) mortgage-backed securities	6,364	—	(252)	6,112
Collateralized mortgage obligations	211,023	815	(22,683)	189,155
Corporate notes	56,851	8	(1,870)	54,989
Total held-to-maturity securities	$3,613,720	$1,066	$(704,236)	$2,910,550
Less: Allowance for credit losses	(457)
Held-to-maturity securities, net of allowance for credit losses	$3,613,263
Equity securities with readily determinable fair value	$220,758	$2,905	$(8,251)	$215,412
(1)None of our mortgage-backed securities are subprime.

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$61,185	$—	$(10)	$61,175
U.S. government agencies	50,000	—	(4,285)	45,715
Municipal	144,752	569	(4,731)	140,590
Corporate notes:
Financial issuers	83,996	—	(8,264)	75,732
Other	1,000	—	(7)	993
Mortgage-backed: (1)
Mortgage-backed securities	4,396,962	480	(520,719)	3,876,723
Commercial (multi-family) mortgage-backed securities	16,225	28	(577)	15,676
Collateralized mortgage obligations	188,240	924	(18,170)	170,994
Total available-for-sale securities	$4,942,360	$2,001	$(556,763)	$4,387,598
Held-to-maturity securities
U.S. government agencies	$336,463	$—	$(69,998)	$266,465
Municipal	168,490	258	(4,709)	164,039
Mortgage-backed: (1)
Residential mortgage-backed securities	3,007,304	—	(597,758)	2,409,546
Commercial (multi-family) mortgage-backed securities	6,401	—	(281)	6,120
Collateralized mortgage obligations	234,314	431	(22,983)	211,762
Corporate notes	57,372	8	(3,358)	54,022
Total held-to-maturity securities	$3,810,344	$697	$(699,087)	$3,111,954
Less: Allowance for credit losses	(329)
Held-to-maturity securities, net of allowance for credit losses	$3,810,015
Equity securities with readily determinable fair value	$123,421	$4,480	$(8,124)	$119,777
(1)None of our mortgage-backed securities are subprime.

Equity securities without readily determinable fair values totaled $67.9 million as of March 31, 2025. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. During the three months ended March 31, 2025 the Company recorded no upward adjustment and a downward adjustment of $20,000 related to such observable price changes. During the three months ended March 31, 2024, the Company recorded no upward or downward adjustments related to such observable price changes. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three months ended March 31, 2025, the Company recorded no impairment of equity securities without readily determinable fair values. During the three months ended March 31, 2024, the Company recorded $2,000 impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	45,944	(4,056)	45,944	(4,056)
Municipal	45,437	(717)	50,975	(2,867)	96,412	(3,584)
Corporate notes:
Financial issuers	—	—	80,435	(3,562)	80,435	(3,562)
Other	—	—	1,000	(0)	1,000	—
Mortgage-backed: (1)
Residential mortgage-backed securities	1,279,995	(15,142)	2,224,823	(467,114)	3,504,818	(482,256)
Commercial (multi-family) mortgage-backed securities	39,068	(1,312)	6,134	(384)	45,202	(1,696)
Collateralized mortgage obligations	16,914	(14)	66,087	(17,150)	83,001	(17,164)
Total available-for-sale securities	$1,381,414	$(17,185)	$2,475,398	$(495,133)	$3,856,812	$(512,318)
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

The Company does not consider available-for-sale securities with unrealized losses at March 31, 2025 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at March 31, 2025 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (7) “Allowance for Credit Losses” in Item 1 of this report for further discussion regarding any credit losses associated with held-to-maturity securities at March 31, 2025.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended March 31,
(In thousands)	2025	2024
Realized gains on investment securities	$189	$1,035
Realized losses on investment securities	(361)	(108)
Net realized (losses) gains on investment securities	(172)	927
Unrealized gains on equity securities with readily determinable fair value	3,445	1,034
Unrealized losses on equity securities with readily determinable fair value	(57)	(633)
Net unrealized gains on equity securities with readily determinable fair value	3,388	401
Upward adjustments of equity securities without readily determinable fair values	—	—
Downward adjustments of equity securities without readily determinable fair values	(20)	—
Impairment of equity securities without readily determinable fair values	—	(2)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(20)	(2)
Gains on investment securities, net	$3,196	$1,326

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2025, December 31, 2024 and March 31, 2024, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2025		December 31, 2024		March 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$61,653	$61,702	$89,578	$89,392	$107,680	$107,285
Due in one to five years	160,377	156,869	157,883	153,325	130,137	121,417
Due in five to ten years	89,444	85,935	89,125	84,240	85,212	80,234
Due after ten years	27,136	24,016	24,674	21,650	17,904	15,269
Mortgage-backed	4,390,624	3,891,783	4,364,279	3,792,875	4,601,427	4,063,393
Total available-for-sale securities	$4,729,234	$4,220,305	$4,725,539	$4,141,482	$4,942,360	$4,387,598
Held-to-maturity securities
Due in one year or less	$27,766	$27,436	$18,929	$18,658	$4,652	$4,616
Due in one to five years	103,583	101,546	110,897	108,056	115,707	111,324
Due in five to ten years	94,324	88,875	71,846	70,277	89,538	88,050
Due after ten years	302,854	242,029	329,734	258,379	352,428	280,536
Mortgage-backed	3,036,409	2,462,927	3,082,314	2,455,180	3,248,019	2,627,428
Total held-to-maturity securities	$3,564,936	$2,922,813	$3,613,720	$2,910,550	$3,810,344	$3,111,954
Less: Allowance for credit losses	(446)		(457)		(329)
Held-to-maturity securities, net of allowance for credit losses	$3,564,490		$3,613,263		$3,810,015

Securities having a carrying value of $7.0 billion at March 31, 2025 as well as securities having a carrying value of $6.9 billion and $7.2 billion at December 31, 2024 and March 31, 2024, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) discount window, securities sold under repurchase agreements and derivatives. At March 31, 2025, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2025	2024	2024
Balance:
Commercial	$15,931,326	$15,574,551	$13,503,481
Commercial real estate	12,914,901	12,903,944	11,633,437
Home equity	455,683	445,028	340,349
Residential real estate	3,685,159	3,612,765	2,890,266
Premium finance receivables—property & casualty	7,239,862	7,272,042	6,940,019
Premium finance receivables—life insurance	8,365,140	8,147,145	7,872,033
Consumer and other	116,319	99,562	51,121
Total loans, net of unearned income	$48,708,390	$48,055,037	$43,230,706
Mix:
Commercial	33%	32%	31%
Commercial real estate	26	27	27
Home equity	1	1	1
Residential real estate	8	8	7
Premium finance receivables—property & casualty	15	15	16
Premium finance receivables—life insurance	17	17	18
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%
-

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $261.1 million at March 31, 2025, $267.7 million at December 31, 2024 and $260.2 million at March 31, 2024.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $80.1 million at March 31, 2025, $78.2 million at December 31, 2024 and $84.9 million at March 31, 2024.

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

(7) Allowance for Credit Losses

In accordance with Accounting Standards Codification (“ASC”) 326, the Company is required to measure the allowance for credit losses of financial assets with similar risk characteristics on a collective or pooled basis. In considering the segmentation of financial assets measured at amortized cost into pools, the Company considered various risk characteristics in its analysis. Generally, the segmentation utilized represents the level at which the Company develops and documents its systematic methodology to determine the allowance for credit losses for the financial assets held at amortized cost, specifically the Company's loan portfolio and debt securities classified as held-to-maturity. Descriptions of the Company’s loan portfolio segments and major debt security types are included in Note (5) “Allowance for Credit Losses” of the 2024 Form 10-K.

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $335.4 million at March 31, 2025, $332.8 million at December 31, 2024, and $307.8 million at March 31, 2024.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at March 31, 2025, December 31, 2024 and March 31, 2024:

As of March 31, 2025		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$70,560	$46	$15,243	$97,397	$15,748,080	$15,931,326
Commercial real estate
Construction and development	3,613	—	820	3,994	2,440,454	2,448,881
Non-construction	22,574	—	6,175	79,659	10,357,612	10,466,020
Home equity	2,070	—	984	3,403	449,226	455,683
Residential real estate, excluding early buy-out loans	22,522	—	1,351	38,943	3,498,601	3,561,417
Premium finance receivables
Property and casualty insurance loans	29,846	18,081	19,717	39,459	7,132,759	7,239,862
Life insurance loans	—	2,962	10,587	29,924	8,321,667	8,365,140
Consumer and other	18	98	162	542	115,499	116,319
Total loans, net of unearned income, excluding early buy-out loans	$151,203	$21,187	$55,039	$293,321	$48,063,898	$48,584,648
Early buy-out loans guaranteed by U.S. government agencies (1)	—	30,460	1,457	2,125	89,700	123,742
Total loans, net of unearned income	$151,203	$51,647	$56,496	$295,446	$48,153,598	$48,708,390

As of December 31, 2024		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial
Commercial, industrial and other	$73,490	$104	$54,844	$92,551	$15,353,562	$15,574,551
Commercial real estate
Construction and development	2,282	—	1,339	4,634	2,425,826	2,434,081
Non-construction	18,760	—	9,182	26,132	10,415,789	10,469,863
Home equity	1,117	—	1,233	2,148	440,530	445,028
Residential real estate, excluding early buy-out loans	23,762	—	5,708	18,917	3,407,622	3,456,009
Premium finance receivables
Property and casualty insurance loans	28,797	16,031	19,042	68,219	7,139,953	7,272,042
Life insurance loans	6,431	—	72,963	36,405	8,031,346	8,147,145
Consumer and other	2	47	59	882	98,572	99,562
Total loans, net of unearned income, excluding early buy-out loans	$154,641	$16,182	$164,370	$249,888	$47,313,200	$47,898,281
Early buy-out loans guaranteed by U.S. government agencies (1)	—	33,952	618	2,335	119,851	156,756
Total loans, net of unearned income	$154,641	$50,134	$164,988	$252,223	$47,433,051	$48,055,037
(1)Early buy-out loans are insured or guaranteed by the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

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
(1)Early buy-out loans are insured or guaranteed by the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

Credit Quality Indicators

Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represents factors used by the Company when measuring the allowance for credit losses. Descriptions of the Company’s credit quality indicators by financial asset are included in Note (5) “Allowance for Credit Losses” of the 2024 Form 10-K.

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at March 31, 2025:

	Year of Origination							Revolving	Total
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$962,463	$3,196,212	$2,028,320	$1,467,054	$1,049,258	$1,321,270	$5,220,680	$4,004	$15,249,261
Special mention	327	14,077	90,207	62,439	44,650	17,495	173,427	1,162	403,784
Substandard accrual	197	6,030	17,208	56,774	35,016	14,142	76,970	1,384	207,721
Substandard nonaccrual/doubtful	—	1,644	7,027	20,102	8,837	6,512	26,354	84	70,560
Total commercial, industrial and other	$962,987	$3,217,963	$2,142,762	$1,606,369	$1,137,761	$1,359,419	$5,497,431	$6,634	$15,931,326
Construction and development
Pass	$32,130	$453,983	$610,151	$787,344	$152,775	$156,009	$23,362	$—	$2,215,754
Special mention	—	—	2,511	143,224	19,000	—	—	—	164,735
Substandard accrual	—	—	752	—	1,211	59,176	3,640	—	64,779
Substandard nonaccrual/doubtful	—	—	251	1,331	—	2,031	—	—	3,613
Total construction and development	$32,130	$453,983	$613,665	$931,899	$172,986	$217,216	$27,002	$—	$2,448,881
Non-construction
Pass	$390,334	$1,391,830	$1,426,474	$1,756,751	$1,326,456	$3,559,520	$253,772	$—	$10,105,137
Special mention	99	11,149	32,632	48,810	17,951	44,048	1,414	—	156,103
Substandard accrual	—	6,146	3,366	41,015	65,702	65,145	832	—	182,206
Substandard nonaccrual/doubtful	—	—	1,376	1,298	151	19,749	—	—	22,574
Total non-construction	$390,433	$1,409,125	$1,463,848	$1,847,874	$1,410,260	$3,688,462	$256,018	$—	$10,466,020
Home equity
Pass	$—	$70	$—	$89	$—	$12,842	$423,925	$2,934	$439,860
Special mention	—	—	44	217	—	3,210	5,076	—	8,547
Substandard accrual	—	—	15	—	—	4,312	879	—	5,206
Substandard nonaccrual/doubtful	—	—	—	336	209	799	726	—	2,070
Total home equity	$—	$70	$59	$642	$209	$21,163	$430,606	$2,934	$455,683
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$—	$3,910	$2,468	$3,699	$113,665	$—	$—	$123,742
Pass	169,711	864,689	481,004	799,299	747,872	445,181	—	—	3,507,756

Special mention	—	330	2,046	4,012	1,327	8,989	—	—	16,704
Substandard accrual	61	688	854	6,603	1,730	4,499	—	—	14,435
Substandard nonaccrual/doubtful	—	154	4,934	4,482	5,876	7,076	—	—	22,522
Total residential real estate	$169,772	$865,861	$492,748	$816,864	$760,504	$579,410	$—	$—	$3,685,159
Premium finance receivables - property and casualty
Pass	$3,558,629	$3,546,697	$12,676	$3,618	$3,149	$—	$—	$—	$7,124,769
Special mention	19,264	55,065	3	4	—	—	—	—	74,336
Substandard accrual	2,194	8,710	2	2	3	—	—	—	10,911
Substandard nonaccrual/doubtful	184	26,812	2,822	22	6	—	—	—	29,846
Total premium finance receivables - property and casualty	$3,580,271	$3,637,284	$15,503	$3,646	$3,158	$—	$—	$—	$7,239,862
Premium finance receivables - life (1)
Pass	$123,243	$632,441	$509,210	$675,935	$1,016,825	$5,402,741	$—	$—	$8,360,395
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	380	—	—	4,365	—	—	4,745
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$123,243	$632,441	$509,590	$675,935	$1,016,825	$5,407,106	$—	$—	$8,365,140
Consumer and other
Pass	$1,501	$3,617	$2,739	$553	$715	$43,118	$63,776	$—	$116,019
Special mention	—	36	11	4	—	5	114	—	170
Substandard accrual	—	3	2	83	—	17	7	—	112
Substandard nonaccrual/doubtful	—	14	1	—	—	3	—	—	18
Total consumer and other	$1,501	$3,670	$2,753	$640	$715	$43,143	$63,897	$—	$116,319
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$—	$3,910	$2,468	$3,699	$113,665	$—	$—	$123,742
Pass	5,238,011	10,089,539	5,070,574	5,490,643	4,297,050	10,940,681	5,985,515	6,938	47,118,951
Special mention	19,690	80,657	127,454	258,710	82,928	73,747	180,031	1,162	824,379
Substandard accrual	2,452	21,577	22,579	104,477	103,662	151,656	82,328	1,384	490,115
Substandard nonaccrual/doubtful	184	28,624	16,411	27,571	15,079	36,170	27,080	84	151,203
Total loans	$5,260,337	$10,220,397	$5,240,928	$5,883,869	$4,502,418	$11,315,919	$6,274,954	$9,568	$48,708,390
Gross write offs
Three months ended March 31, 2025	123	7,686	1,810	2,090	1,829	3,911	—	—	17,449
(1)For premium finance receivables - life, the year of origination represents when the borrower’s master loan agreement was initially established.

Held-to-maturity debt securities

The Company conducts an assessment of its investment securities, including those classified as held-to-maturity, at the time of purchase and on at least an annual basis to ensure such investment securities remain within appropriate levels of risk and continue to perform satisfactorily in fulfilling its obligations. The Company considers, among other factors, the nature of the securities and credit ratings or financial condition of the issuer. If available, the Company obtains a credit rating for issuers from a Nationally Recognized Statistical Rating Organization (“NRSRO”) for consideration. If no such rating is available for an issuer, the Company performs an internal rating based on the scale utilized within the loan portfolio. For purposes of the table below, the Company has converted any issuer rating from an NRSRO into the Company’s internal ratings based on Investment Policy and review by the Company’s management.

As of March 31, 2025	Year of Origination						Total
(In thousands)	2025	2024	2023	2022	2021	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$—	$135,000	$147,822	$30,717	$313,539
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$—	$—	$—	$135,000	$147,822	$30,717	$313,539
Municipal
1-4 internal grade	$—	$—	$4,176	$1,031	$6,791	$144,185	$156,183
5-7 internal grade	—	—	—	—	—	2,124	2,124
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$—	$4,176	$1,031	$6,791	$146,309	$158,307
Mortgage-backed securities
1-4 internal grade	$—	$—	$323,079	$521,866	$2,191,464	$—	$3,036,409
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$—	$—	$323,079	$521,866	$2,191,464	$—	$3,036,409
Corporate notes
1-4 internal grade	$—	$—	$—	$14,970	$—	$41,711	$56,681
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$—	$—	$14,970	$—	$41,711	$56,681
Total held-to-maturity securities							$3,564,936
Less: Allowance for credit losses							(446)
Held-to-maturity securities, net of allowance for credit losses							$3,564,490

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

	March 31,	December 31,	March 31,
(In thousands)	2025	2024	2024
Allowance for loan losses	$378,207	$364,017	$348,612
Allowance for unfunded lending-related commitments losses	69,734	72,586	78,563
Allowance for loan losses and unfunded lending-related commitments losses	447,941	436,603	427,175
Allowance for held-to-maturity securities losses	446	457	329
Allowance for credit losses	$448,387	$437,060	$427,504

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of March 31, 2025, excluding loans carried at fair value, substandard nonaccrual loans totaling $45.7 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three months ended March 31, 2025 and March 31, 2024 is as follows:

Three months ended March 31, 2025		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$175,837	$222,856	$8,943	$10,335	$17,820	$812	$436,603
Other adjustments	—	—	—	—	4	—	4
Charge-offs	(9,722)	(454)	—	—	(7,126)	(147)	(17,449)
Recoveries	929	12	216	136	3,487	29	4,809
Provision for credit losses - Other	34,139	(12,404)	(20)	181	1,854	224	23,974
Allowance for credit losses at period end	$201,183	$210,010	$9,139	$10,652	$16,039	$918	$447,941
By measurement method:
Individually measured	$25,278	$6,772	$85	$43	$—	$14	$32,192
Collectively measured	175,905	203,238	9,054	10,609	16,039	904	415,749
Loans at period end
Individually measured	$70,560	$26,187	$2,070	$22,434	$—	$18	$121,269
Collectively measured	15,860,766	12,888,714	453,613	3,536,204	15,605,002	116,301	48,460,600
Loans held at fair value	—	—	—	126,521	—	—	126,521

Three months ended March 31, 2024	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$169,604	$223,853	$7,116	$13,133	$13,069	$490	$427,265
Other adjustments	—	—	—	—	(31)	—	(31)
Charge-offs	(11,215)	(5,469)	(74)	(38)	(6,938)	(107)	(23,841)
Recoveries	479	31	29	2	1,527	23	2,091
Provision for credit losses	7,650	7,637	120	604	5,703	(23)	21,691
Allowance for credit losses at period end	$166,518	$226,052	$7,191	$13,701	$13,330	$383	$427,175
By measurement method:
Individually measured	$13,989	$1,784	$—	$59	$—	$9	$15,841
Collectively measured	152,529	224,268	7,191	13,642	13,330	374	411,334
Loans at period end
Individually measured	$31,740	$39,262	$838	$17,509	$—	$19	$89,368
Collectively measured	13,471,741	11,594,175	339,511	2,728,392	14,812,052	51,102	42,996,973
Loans held at fair value	—	—	—	144,365	—	—	144,365

For the three months ended March 31, 2025 and March 31, 2024, the Company recognized approximately $24.0 million and $21.7 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of losses experienced in the Commercial, Commercial Real Estate and Premium Finance Receivables portfolios along with growth across various segments, which was offset by improved macroeconomic forecasts related to Baa Credit Spread and CRE Price Index. However, uncertainties remain regarding expected economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of March 31, 2025, thus a macroeconomic uncertainty qualitative overlay of approximately $35.9 million was applied in the first quarter of 2025 primarily related to widening credit spreads and lower valuations in the financial markets. Net charge-offs in the three month periods ended March 31, 2025 and March 31, 2024, totaled $12.6 million and $21.8 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three month periods ended March 31, 2025 and March 31, 2024, the Company recognized approximately $(11,000) and $(18,000), respectively, of provision for credit losses related to held-to-maturity securities. At March 31, 2025 and March 31, 2024, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At March 31, 2025, the Company had no foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $65.1 million and $49.6 million at March 31, 2025 and 2024, respectively.

The tables below presents a summary of the period-end balance of loans to borrowers experiencing financial difficulties during the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$18,948	0.3%	$18,624	$—	$32	$—	$292
Commercial real estate
Construction and development	—	—	—	—	—	—	—
Non-construction	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential real estate	873	0.0	163	—	—	—	710
Premium Finance Receivables
Property and casualty insurance loans	—	—	—	—	—	—	—
Total loans	$19,821	0.0%	$18,787	$—	$32	$—	$1,002

		Weighted Average Magnitude of Modifications:
Three Months Ended March 31, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$18,948	7	25	—
Commercial real estate
Construction and development	—	—	—	—
Non-construction	—	—	—	—
Home equity	—	—	—	—
Residential real estate	873	48	162	—
Premium finance receivables
Property and casualty insurance loans	—	—	—	—
Total loans	$19,821	8	131	$—

Three Months Ended March 31, 2024 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial
Commercial, industrial and other	$1,629	0.0%	$1,502	$—	$—	$127
Commercial real estate
Non-construction	1,176	0.0	293	—	883	—
Home equity	98	0.0	98	—	—	—
Residential real estate	218	0.0	35	183	—	—
Premium finance receivables
Property and casualty insurance loans	1	0.0	1	—	—	—
Total loans	$3,122	0.0%	$1,929	$183	$883	$127

		Weighted Average Magnitude of Modifications:
Three Months Ended March 31, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial
Commercial, industrial and other	$1,629	10	219	—
Commercial real estate
Non-construction	1,176	47	—	16
Home equity	98	12	—	—
Residential real estate	218	37	201	—
Premium finance receivables
Property and casualty insurance loans	1	0	—	—
Total loans	$3,122	16	215	16

The Company had commitments of $15.6 million and $4.2 million as of March 31, 2025 and March 31, 2024, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	For the Twelve Months Ended March 31, 2025	Three Months Ended March 31, 2025	For the Twelve Months Ended March 31, 2024	Three Months Ended March 31, 2024
	Total	Payments in Default (1)	Total	Payments in Default (1)
Commercial
Commercial, industrial and other	$29,487	$117	$16,011	$244
Commercial real estate
Construction and development	701	—	2,495	—
Non-construction	379	—	6,161	603
Home equity	—	—	616	19
Residential real estate	874	710	612	144
Premium finance receivables
Property and casualty insurance loans	676	—	81	—
Total loans	$32,117	$827	$25,976	$1,010
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2024	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2025
Community banking	$687,754	$—	$—	$—	$687,754
Specialty finance	37,193	—	—	(10)	37,183
Wealth management	71,995	—	—	—	71,995
Total	$796,942	$—	$—	$(10)	$796,932

The specialty finance unit’s goodwill decreased $10,000 in the first three months of 2025 as a result of foreign currency translation adjustments related to the prior Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of March 31, 2025, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of March 31, 2025 is as follows:

(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$158,106	$158,106	$55,206
Accumulated amortization	(62,044)	(56,784)	(46,899)
Net carrying amount	$96,062	$101,322	$8,307
Trademark with indefinite lives:
Carrying amount	13,800	13,800	5,800
Total net carrying amount	$109,862	$115,122	$14,107
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,959	$1,959	$1,962
Accumulated amortization	(1,901)	(1,881)	(1,849)
Net carrying amount	$58	$78	$113
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$26,630	$26,630
Accumulated amortization	(20,478)	(20,140)	(19,120)
Net carrying amount	$6,152	$6,490	$7,510
Total acquisition-related intangible assets:
Gross carrying amount	$200,495	$200,495	$89,598
Accumulated amortization	(84,423)	(78,805)	(67,868)
Total other acquisition-related intangible assets, net	$116,072	$121,690	$21,730

Estimated amortization
Actual in three months ended March 31, 2025	$5,618
Estimated remaining in 2025	15,783
Estimated—2026	18,830
Estimated—2027	16,333
Estimated—2028	13,908
Estimated—2029	11,536

The core deposit intangibles recognized in connection with the Company’s bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line or accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with prior acquisitions. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis. Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $5.6 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2025	2024
Fair value at beginning of the period	$203,788	$192,456
Additions from loans sold with servicing retained	4,669	5,379
Estimate of changes in fair value due to:
Payoffs, paydowns and repurchases	(4,636)	(4,386)
Changes in valuation inputs or assumptions	(7,514)	7,595
Fair value at end of the period	$196,307	$201,044
Unpaid principal balance of mortgage loans serviced for others	$12,402,352	$12,051,392

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects not to designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of March 31, 2025 and March 31, 2024, see Note (14) “Derivative Financial Instruments” in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Balance:
Non-interest-bearing	$11,201,859	$11,410,018	$9,908,183
NOW and interest-bearing demand deposits	6,340,168	5,865,546	5,720,947
Wealth management deposits	1,408,790	1,469,064	1,347,817
Money market	18,074,733	17,975,191	15,617,717
Savings	6,576,251	6,372,499	5,959,774
Time certificates of deposit	9,968,237	9,420,031	7,894,420
Total deposits	$53,570,038	$52,512,349	$46,448,858
Mix:
Non-interest-bearing	21%	22%	21%
NOW and interest-bearing demand deposits	12	11	12
Wealth management deposits	3	3	3
Money market	34	34	34
Savings	12	12	13
Time certificates of deposit	18	18	17
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.
(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024
FHLB advances	$3,151,309	$3,151,309	$2,676,751
Other borrowings:
Notes payable	135,632	142,763	164,153
Short-term borrowings	—	—	10,869
Secured borrowings	337,065	334,934	341,704
Other	56,572	57,106	58,682
Total other borrowings	529,269	534,803	575,408
Subordinated notes	298,360	298,283	437,965
Total FHLB advances, other borrowings and subordinated notes	$3,978,938	$3,984,395	$3,690,124

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances,” Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2024 Form 10-K.

Notes Payable
Notes payable balances represent the balances on the Company’s credit agreement with certain unaffiliated banks. At March 31, 2025, the outstanding principal balance under the term loan facility was $135.6 million and there was no outstanding balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2025, the Company was in compliance with all such covenants.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements of customer sweep accounts in connection with master repurchase agreement at the banks. There were no borrowings at March 31, 2025 or December 31, 2024 compared to $10.9 million at March 31, 2024.

Secured Borrowings

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). On August 29, 2024, the Company entered into the Twelfth Amending Agreement to the Receivables Purchase Agreement dated as of December 16, 2014. The amended Receivables Purchase Agreement provides for, among other things, an extension of the maturity date to December 15, 2025 and an increase to the facility limit from C$520 million to C$650 million.

At March 31, 2025, the translated balance of the secured borrowings totaled $319.6 million compared to $323.2 million at December 31, 2024 and $332.4 million at March 31, 2024. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus fee rate of 0.825%.

The remaining $17.5 million, $11.7 million and $9.3 million within secured borrowings at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, represent other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings represent a promissory note (“Promissory Note”) issued by the Company in June 2017. Subsequent amendments to the Promissory Note since issuance increased the principal amount to $66.4 million, changed the interest rate to a floating rate equal to 1-month CME Term SOFR plus a spread of 1.40% and extended the maturity date to March 31, 2028. The Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At March 31, 2025, the Company was in compliance with all such covenants.

Subordinated Notes

At March 31, 2025, the Company had outstanding subordinated notes totaling $298.4 million compared to $298.3 million and $438.0 million at December 31, 2024 and March 31, 2024, respectively. The notes issued in 2019 have a stated interest rate of 4.85% and mature in June 2029. In the second quarter of 2024, the Company repaid the $140.0 million of subordinated notes issued in 2014. The notes had a stated interest rate of 5.00% and matured in June 2024.

(12) Junior Subordinated Debentures

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2025. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure (1)	Contractual Rate at 3/31/2025	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	S+0.26161+3.25	7.81%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	S+0.26161+2.80	7.36%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	S+0.26161+2.60	7.16%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	S+0.26161+1.95	6.51%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	S+0.26161+1.45	6.01%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	S+0.26161+1.63	6.19%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	S+0.26161+3.00	7.55%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	S+0.26161+3.00	7.55%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	S+0.26161+3.00	7.56%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	S+0.26161+1.75	6.31%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	S+0.26161+1.62	6.18%	06/2007	09/2037	06/2012
Total			$253,566		6.76%
(1)The interest rates on the variable rate junior subordinated debentures are based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) and reset on a quarterly basis.

The junior subordinated debentures totaled $253.6 million at March 31, 2025, December 31, 2024 and March 31, 2024. At March 31, 2025, the weighted average contractual interest rate on the junior subordinated debentures was 6.76%.

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

The segment financial information provided in the following table has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in Note (1) “Summary of Significant Accounting Policies” of the 2024 Form 10-K.

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

The following is a summary of certain operating information for reportable segments:

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
Three Months Ended March 31, 2025:
Interest income	$768,968	$101,698	$5,531	$876,197	$10,768	$886,965
Interest expense	349,957	10,391	143	360,491	—	360,491
Net interest income	419,011	91,307	5,388	515,706	10,768	526,474
Provision for credit losses	22,428	1,535	—	23,963	—	23,963
Non-interest income	73,493	31,039	33,790	138,322	(21,688)	116,634
Non-interest expense:
Salaries	98,586	15,762	9,104	123,452	465	123,917
Commissions and incentive compensation	32,137	9,041	11,358	52,536	—	52,536
Benefits	27,374	4,718	2,981	35,073	—	35,073
Other segment expenses(1)	132,490	23,445	10,014	165,949	(11,385)	154,564
Total non-interest expense	290,587	52,966	33,457	377,010	(10,920)	366,090
Income before taxes	179,489	67,845	5,721	253,055	—	253,055
Income tax expense	45,219	17,552	1,245	64,016	—	64,016
Net income	$134,270	$50,293	$4,476	$189,039	$—	$189,039
Total assets at period end	$53,531,046	$11,312,205	$1,026,815	$65,870,066	$—	$65,870,066
Three Months Ended March 31, 2024:
Interest income	$691,897	$95,144	$8,003	$795,044	$10,469	$805,513
Interest expense	328,212	12,862	245	341,319	—	341,319
Net interest income	363,685	82,282	7,758	453,725	10,469	464,194
Provision for credit losses	20,392	1,281	—	21,673	—	21,673
Non-interest income	74,636	27,317	58,485	160,438	(19,858)	140,580
Non-interest expense:
Salaries	86,682	14,538	10,442	111,662	510	112,172
Commissions and incentive compensation	29,781	8,639	12,581	51,001	—	51,001
Benefits	24,676	4,314	3,010	32,000	—	32,000
Other segment expenses(1)	116,601	22,781	8,489	147,871	(9,899)	137,972
Total non-interest expense	257,740	50,272	34,522	342,534	(9,389)	333,145
Income before taxes	160,189	58,046	31,721	249,956	—	249,956
Income tax expense	40,143	15,523	6,996	62,662	—	62,662
Net income	$120,046	$42,523	$24,725	$187,294	$—	$187,294
Total assets at period end	$45,720,014	$10,713,783	$1,143,136	$57,576,933	$—	$57,576,933
(1)Other segment items include non-interest expense categories such as ‘Software & Equipment’, ‘Data processing’, ‘Advertising and Marketing’, ‘FDIC Insurance’, and ‘Occupancy’. See “Non-Interest Expense” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q for further discussion on non-interest expense.

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

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2025, December 31, 2024 and March 31, 2024:

	Derivative Assets			Derivative Liabilities
(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024	March 31, 2025	December 31, 2024	March 31, 2024
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$36,280	$7,329	$12,985	$23,637	$56,084	$94,758
Interest rate derivatives designated as Fair Value Hedges	8,024	10,001	13,443	367	87	21
Total derivatives designated as hedging instruments under ASC 815	$44,304	$17,330	$26,428	$24,004	$56,171	$94,779
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$152,392	$177,553	$222,505	$152,584	$183,799	$223,384
Interest rate lock commitments	5,493	1,950	6,212	—	18	21
Forward commitments to sell mortgage loans	7	1,297	169	2,676	88	2,549
Commodity forward contracts	300	766	685	187	583	416
Foreign exchange contracts	1,761	1,131	3,265	1,747	1,091	3,215
Total derivatives not designated as hedging instruments under ASC 815	$159,953	$182,697	$232,836	$157,194	$185,579	$229,585
Total Derivatives	$204,257	$200,027	$259,264	$181,198	$241,750	$324,364

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

As of March 31, 2025, the Company had various interest rate collar and swap derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of March 31, 2025:

	March 31, 2025
	Notional	Fair Value
(In thousands)	Amount	Asset (Liability)
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(2,474)
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	269
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(13,670)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	(524)
Fixed 3.759%; matures December 2025	250,000	(503)
Fixed 3.680%; matures February 2026	250,000	(641)
Fixed 4.176%; matures March 2026	250,000	505
Fixed 3.915%; matures March 2026	250,000	(87)
Fixed 4.450%; matures July 2026	250,000	1,919
Fixed 3.515%, matures December 2026	250,000	(854)
Fixed 3.512%; matures December 2026	250,000	(866)
Fixed 3.453%; matures February 2027	250,000	(1,114)
Fixed 4.150%; matures July 2027	250,000	2,689
Fixed 3.748%; matures March 2028	250,000	916
Fixed 3.526%; matures March 2028	250,000	(637)
Fixed 3.993%; matures October 2029	350,000	5,641
Fixed 4.245%; matures November 2029	350,000	9,504
Fixed 3.300%; matures November 2029(1)	250,000	(2,126)
Fixed 3.816%; matures November 2030(1)	250,000	(141)
Fixed 3.551%; matures November 2030(1)	250,000	2,851
Fixed 3.950%; matures February 2031(2)	250,000	4,312
Fixed 4.250%; matures February 2031(2)	250,000	7,674
Total Cash Flow Hedges	$7,950,000	$12,643
(1)Represents interest rate swaps that have effective starting dates of November 1, 2025.
(2)Represents interest rate swaps that have effective starting dates of February 1, 2026.

In the first quarter of 2022, the Company terminated interest rate swap derivative contracts designated as cash flow hedges of variable rate deposits with a total notional value of $1.0 billion and a five-year term effective July 2022. At the time of termination, the fair value of the derivative contracts totaled an asset of $66.5 million, with such adjustments to fair value recorded in accumulated other comprehensive income or loss. In the second quarter of 2022, the Company terminated one additional interest rate swap derivative contract designated as a cash flow hedge of variable rate deposits with a total notional value of $500.0 million effective since April 2020. The remaining term of such derivative contract was through April 2024 and, at the time of termination, the fair value of the derivative contract totaled assets of $10.7 million, with such adjustments to fair value recorded in accumulated other comprehensive income or loss.

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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Unrealized (loss) gain at beginning of period	$(15,508)	$43,538
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	5,746	19,818
Amount of gain (loss) recognized in other comprehensive income or loss	52,327	(101,909)
Unrealized gain (loss) at end of period	$42,565	$(38,553)

As of March 31, 2025, the Company estimated that during the next 12 months $8.8 million will be reclassified from accumulated other comprehensive income or loss as an increase to net interest income. Such estimate consists of $13.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $4.5 million reclassified as a reduction to interest income related to the interest rate collars and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2025, the Company had 13 interest rate swaps with an aggregate notional amount of $174.5 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of March 31, 2025:

(In thousands)		March 31, 2025
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$157,103	$(7,632)	$(50)
	Available-for-sale debt securities	576	(7)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended
		March 31, 2025
Interest rate swaps	Interest and fees on loans	$(3)
	Interest income - investment securities	—

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates. As of March 31, 2025, there were no interest rate caps outstanding that were designed to act as an economic hedge.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2025 and December 31, 2024, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $13.1 billion and $13.3 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At March 31, 2025 these interest rate derivatives had maturity dates ranging from April 2025 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2025 and December 31, 2024, the Company had interest rate lock commitments with an aggregate notional amount of approximately $242.5 million and $120.7 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $511.8 million and $377.5 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2025 and December 31, 2024, the Company had commodity derivative transactions with an aggregate notional amount of approximately $3.2 million and $5.2 million, respectively, (all forward contracts with customers and third parties) related to this program. At March 31, 2025, these commodity derivatives had maturity dates ranging from April 2025 to October 2025.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of March 31, 2025 and December 31, 2024, the Company held foreign currency derivatives with an aggregate notional amount of approximately $123.3 million and $97.1 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2025, December 31, 2024 or March 31, 2024.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. The Company held nine interest rate derivatives with an aggregate notional value of $353.0 million at March 31, 2025 and ten interest rate derivatives with an aggregate notional value of and $295.0 million at December 31, 2024, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2025	March 31, 2024
Interest rate swaps and caps	Trading (losses) gains, net	$(117)	$595
Mortgage banking derivatives	Mortgage banking revenue	3,641	(15)
Commodity contracts	Trading (losses) gains, net	114	268
Foreign exchange contracts	Trading (losses) gains, net	8	8
Covered call options	Fees from covered call options	3,446	4,847
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	4,897	(2,577)

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

The counterparty credit risk associated with the mirror-image swaps executed with third party financial institutions is monitored and managed as part of the Company’s overall asset-liability management process, except that the counterparty credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company’s standard loan underwriting process for commercial borrowers since these derivatives typically share in the collateral provided by the loan agreements.

When deemed necessary, appropriate types and amounts of collateral are obtained to minimize credit exposure. The Company hedges the market risk of derivatives transactions with commercial borrowers by entering into offsetting transactions with large, highly rated financial institutions. These exposures are generally secured by cash under bilateral Credit Support Annexes, which are a component of the ISDA Master Agreements executed with counterparties.

Aggregate counterparty exposures are monitored against various types of credit limits established to contain risk within parameters. Counterparty credit risk is managed by the Counterparty Credit Risk Management team in accordance with SR 11-10, Interagency Counterparty Credit Risk Management Guidance, which was issued in 2011 in response to the financial crisis of 2008. The guidance addresses counterparty credit risk governance, measurement, management, and systems. Specifically, counterparty risk is managed through the establishment and regular review of exposure limits, formalization of limits in policy and procedure, ongoing review of models, and having a single platform to allow for the timely aggregation of exposures. The Counterparty Credit Risk Management team uses a variety of approaches to monitor counterparty financial performance, including monitoring of credit exposure versus limits, use of early warning reports, and daily and intraday monitoring of financial developments.

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. If the Company were to breach any of these provisions, at a time when the derivatives subject to such agreements are in a liability position, and the derivatives were to be terminated as a result, the Company would be required to settle its obligations under the agreements at the termination value and would be required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. As of March 31, 2025, there were no derivatives that were subject to such agreements in a net liability position.

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024	March 31, 2025	December 31, 2024	March 31, 2024
Gross Amounts Recognized	$196,696	$194,883	$248,933	$176,588	$239,970	$318,163
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(62,237)	(74,656)	(109,977)	(62,237)	(74,656)	(109,977)
Collateral Posted	(72,060)	(78,550)	(119,572)	—	—	—
Net Credit Exposure	$62,399	$41,677	$19,384	$114,351	$165,314	$208,186

(15) Fair Value of Assets and Liabilities

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

At March 31, 2025, the Company classified $121.8 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area, southern Wisconsin and west Michigan and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the first quarter of 2025, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2025 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At March 31, 2025, the Company classified $56.3 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at March 31, 2025 was 5.43%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.71% with credit loss discount ranging from 0%-18% at March 31, 2025.

Loans held-for-investment—The fair value of loans held-for-investment is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At March 31, 2025, the Company classified $34.0 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at March 31, 2025 was 5.50%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 8.92% at March 31, 2025. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 6.5 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.12% with credit loss discounts ranging from 0%-10% at March 31, 2025.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At March 31, 2025, the Company classified $196.3 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at March 31, 2025 was 10.94% with discount rates applied ranging from 7%-18%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 1%-91% or a weighted average prepayment speed of 8.92%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $402, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (9) “Mortgage Servicing Rights (“MSRs”)” in Item 1 of this report for further discussion of MSRs.

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

At March 31, 2025, the Company classified $5.5 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at March 31, 2025 was 83.80% with pull-through rates applied ranging from 4% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$12,994	$12,994	$—	$—
U.S. government agencies	45,944	—	45,944	—
Municipal	188,149	—	66,305	121,844
Corporate notes	81,435	—	81,435	—
Mortgage-backed	3,891,783	—	3,891,783	—
Equity securities with readily determinable fair value	270,442	262,376	8,066	—
Mortgage loans held-for-sale	316,804	—	260,480	56,324
Loans held-for-investment	126,521	—	92,519	34,002
MSRs	196,307	—	—	196,307
Nonqualified deferred compensation assets	16,396	—	16,396	—
Derivative assets	204,257	—	198,764	5,493
Total	$5,351,032	$275,370	$4,661,692	$413,970
Derivative liabilities	$181,198	$—	$181,198	$—

	December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$37,907	$37,907	$—	$—
U.S. government agencies	44,945	—	44,945	—
Municipal	184,593	—	62,986	121,607
Corporate notes	81,162	—	81,162	—
Mortgage-backed	3,792,875	—	3,792,875	—
Trading account securities	4,072	—	4,072	—
Equity securities with readily determinable fair value	215,412	207,346	8,066	—
Mortgage loans held-for-sale	331,261	—	270,862	60,399
Loans held-for-investment	158,795	—	123,899	34,896
MSRs	203,788	—	—	203,788
Nonqualified deferred compensation assets	16,653	—	16,653	—
Derivative assets	200,027	—	198,077	1,950
Total	$5,271,490	$245,253	$4,603,597	$422,640
Derivative liabilities	$241,750	$—	$241,750	$—

	March 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$61,175	$61,175	$—	$—
U.S. government agencies	45,715	—	45,715	—
Municipal	140,590	—	52,371	88,219
Corporate notes	76,725	—	76,725	—
Mortgage-backed	4,063,393	—	4,063,393	—
Trading account securities	2,184	—	2,184	—
Equity securities with readily determinable fair value	119,777	111,711	8,066	—
Mortgage loans held-for-sale	339,884	—	306,158	33,726
Loans held-for-investment	144,371	—	95,054	49,317
MSRs	201,044	—	—	201,044
Nonqualified deferred compensation assets	15,953	—	15,953	—
Derivative assets	259,264	—	253,052	6,212
Total	$5,470,075	$172,886	$4,918,671	$378,518
Derivative liabilities	$324,364	$—	$324,364	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2025, December 31, 2024 and March 31, 2024 for mortgage loans held-for-sale measured at fair value under ASC 825 was $319.6 million, $335.9 million and $342.7 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $316.8 million, $331.3 million and $339.9 million, for the same respective periods, as shown in the above tables. At March 31, 2025, $2.8 million of mortgage loans held-for-sale were classified as nonaccrual compared to $4.0 million as of December 31, 2024 and $1.3 million as of March 31, 2024. Additionally, there were $56.2 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of March 31, 2025 compared to $59.3 million as of December 31, 2024 and $33.2 million as of March 31, 2024. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at March 31, 2025, December 31, 2024, and March 31, 2024 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of March 31, 2025, December 31, 2024 and March 31, 2024 for loans held-for-investment measured at fair value under ASC 825 was $126.5 million, $157.8 million and $145.9 million, respectively, while the aggregate fair value of loans held-for-investment was $126.5 million, $158.8 million and $144.4 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2025 and 2024 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2025	$121,607	$60,399	$34,896	$203,788	$1,950
Total net (losses) gains included in:
Net income (1)	—	973	271	(7,481)	3,543
Other comprehensive income or loss	(5,078)	—	—	—	—
Purchases	15,282	—	—	—	—
Settlements	(9,967)	(24,601)	(4,947)	—	—
Net transfers into Level 3	—	19,553	3,782	—	—
Balance at March 31, 2025	$121,844	$56,324	$34,002	$196,307	$5,493

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2024	$86,237	$26,835	$60,670	$192,456	$4,510
Total net (losses) gains included in:
Net income (1)	—	67	(317)	8,588	1,702
Other comprehensive income or loss	(1,988)	—	—	—	—
Purchases	8,384	—	—	—	—
Settlements	(4,414)	(10,340)	(15,803)	—	—
Net transfers into Level 3	—	17,164	4,767	—	—
Balance at March 31, 2024	$88,219	$33,726	$49,317	$201,044	$6,212
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2025:

	March 31, 2025				Three Months Ended March 31, 2025 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$121,269	$—	$—	$121,269	$10,080
Other real estate owned (1)	22,625	—	—	22,625	491
Total	$143,894	$—	$—	$143,894	$10,571
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (7) “Allowance for Credit Losses” in Item 1 of this report. At March 31, 2025, the Company had $121.3 million of individually assessed loans classified as Level 3. All of the $121.3 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At March 31, 2025, the Company had $22.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2025 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Input / Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$121,844	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	56,324	Discounted cash flows	Discount rate	5.43%	5.43%	Decrease
			Credit discount	0% - 18%	0.71%	Decrease
Loans held-for-investment	34,002	Discounted cash flows	Discount rate	5.43% - 6.38%	5.50%	Decrease
			Credit discount	0% - 10%	1.12%	Decrease
			Constant prepayment rate (CPR) - current loans	8.92%	8.92%	Decrease
			Average life - delinquent loans (in years)	1.8 years - 11.2 years	6.5 years	Decrease
MSRs	196,307	Discounted cash flows	Discount rate	7% - 18%	10.94%	Decrease
			Constant prepayment rate (CPR)	1% - 91%	8.92%	Decrease
			Cost of servicing	$70 - $200	$76	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$402	Decrease
Derivatives	5,493	Discounted cash flows	Pull-through rate	4% - 100%	83.8%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	121,269	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	22,625	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2025		At December 31, 2024		At March 31, 2024
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$616,279	$616,279	$458,536	$458,536	$379,886	$379,886
Interest-bearing deposits with banks	4,238,237	4,238,237	4,409,753	4,409,753	2,131,077	2,131,077
Available-for-sale securities	4,220,305	4,220,305	4,141,482	4,141,482	4,387,598	4,387,598
Held-to-maturity securities	3,564,490	2,922,813	3,613,263	2,910,550	3,810,015	3,111,954
Trading account securities	—	—	4,072	4,072	2,184	2,184
Equity securities with readily determinable fair value	270,442	270,442	215,412	215,412	119,777	119,777
FHLB and FRB stock, at cost	281,893	281,893	281,407	281,407	224,657	224,657
Brokerage customer receivables	—	—	18,102	18,102	13,382	13,382
Mortgage loans held-for-sale, at fair value	316,804	316,804	331,261	331,261	339,884	339,884
Loans held-for-investment, at fair value	126,521	126,521	158,795	158,795	144,371	144,371
Loans held-for-investment, at amortized cost	48,581,869	47,744,657	47,896,242	47,070,249	43,086,335	42,068,619
Nonqualified deferred compensation assets	16,396	16,396	16,653	16,653	15,953	15,953
Derivative assets	204,257	204,257	200,027	200,027	259,264	259,264
Accrued interest receivable and other	573,254	573,254	563,625	563,625	487,933	487,933
Total financial assets	$63,010,747	$61,531,858	$62,308,630	$60,779,924	$55,402,316	$53,686,539
Financial Liabilities:
Non-maturity deposits	$43,601,801	$43,601,801	$43,092,318	$43,092,318	$38,554,438	$38,554,438
Deposits with stated maturities	9,968,237	9,964,441	9,420,031	9,423,976	7,894,420	7,872,870
FHLB advances	3,151,309	3,164,174	3,151,309	3,153,524	2,676,751	2,669,780
Other borrowings	529,269	529,297	534,803	534,406	575,408	573,752
Subordinated notes	298,360	294,495	298,283	286,683	437,965	413,003
Junior subordinated debentures	253,566	253,571	253,566	253,588	253,566	253,574
Derivative liabilities	181,198	181,198	241,750	241,750	324,364	324,364
Accrued interest payable	60,127	60,127	48,364	48,364	64,943	64,943
Total financial liabilities	$58,043,867	$58,049,104	$57,040,424	$57,034,609	$50,781,855	$50,726,724

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

(16) Stock-Based Compensation Plans

As of March 31, 2025, approximately 347,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2024 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $10.4 million in the first quarter of 2025 and $9.2 million in the first quarter of 2024.

A summary of the Plans’ stock option activity for the three months ended March 31, 2025 and March 31, 2024 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2025	10,825	$43.76
Granted	—	—
Exercised	(5,150)	42.61
Forfeited or canceled	—	—
Outstanding at March 31, 2025	5,675	$44.81	3.4	$384
Exercisable at March 31, 2025	5,675	$44.81	3.4	$384

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2024	13,100	$42.76
Granted	—	—
Exercised	(775)	32.26
Forfeited or canceled	—	—
Outstanding at March 31, 2024	12,325	$43.42	4.2	$751
Exercisable at March 31, 2024	12,325	$43.42	4.2	$751
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

The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and March 31, 2024, was approximately $467,000 and $50,000, respectively. Cash received from option exercises under the Plans for the three months ended March 31, 2025 and March 31, 2024 was approximately $219,000 and $25,000, respectively.

A summary of the Plans’ restricted share activity for the three months ended March 31, 2025 and March 31, 2024 is presented below:

	Three months ended March 31, 2025		Three months ended March 31, 2024
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	880,866	$90.95	746,123	$79.60
Granted	245,654	133.61	305,807	98.92
Vested and issued	(192,866)	94.94	(219,622)	69.25
Forfeited or canceled	(7,587)	103.76	(3,154)	87.01
Outstanding at March 31	926,067	$101.33	829,154	$89.44
Vested, but deferred, at March 31	101,000	$54.75	99,382	$53.78

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2025 and March 31, 2024 is presented below:

	Three months ended March 31, 2025		Three months ended March 31, 2024
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	454,017	$93.57	553,026	$79.69
Granted	86,524	134.69	96,210	58.78
Added by performance factor at vesting	75,461	96.51	111,204	100.44
Vested and issued	(230,957)	95.26	(294,902)	58.69
Forfeited or canceled	(2,902)	97.28	(864)	95.40
Outstanding at March 31	382,143	$102.41	464,674	$93.62
Vested, but deferred, at March 31	13,176	$40.20	21,493	$43.71

(17) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2025	$(429,580)	$(11,227)	$(67,528)	$(508,335)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	55,371	38,722	(240)	93,853
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	223	4,252	—	4,475
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(8)	—	—	(8)
Net other comprehensive income (loss) during the period, net of tax	$55,586	$42,974	$(240)	$98,320
Balance at March 31, 2025	$(373,994)	$31,747	$(67,768)	$(410,015)

Balance at January 1, 2024	$(350,697)	$32,049	$(42,583)	$(361,231)
Other comprehensive loss during the period, net of tax, before reclassifications	(57,287)	(74,954)	(6,234)	(138,475)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	19	14,576	—	14,595
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(37)	—	—	(37)
Net other comprehensive loss during the period, net of tax	$(57,305)	$(60,378)	$(6,234)	$(123,917)
Balance at March 31, 2024	$(408,002)	$(28,329)	$(48,817)	$(485,148)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income or Loss for the
Details Regarding the Component of Accumulated Other Comprehensive Income or Loss	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2025	2024
Accumulated unrealized losses on securities
Losses included in net income	$(301)	$(26)	Gains on investment securities, net
	(301)	(26)	Income before taxes
Tax effect	78	7	Income tax expense
Net of tax	$(223)	$(19)	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest income on loans	$9,071	$24,475	Interest on Loans
Amount reclassified to interest expense on deposits	(3,325)	(4,657)	Interest on deposits
	(5,746)	(19,818)	Income before taxes
Tax effect	1,494	5,242	Income tax expense
Net of tax	$(4,252)	$(14,576)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(Dollars in thousands, except per share data)		March 31, 2025	March 31, 2024
Net income		$189,039	$187,294
Less: Preferred stock dividends		6,991	6,991
Net income applicable to common shares	(A)	$182,048	$180,303

Weighted average common shares outstanding	(B)	66,726	61,481
Effect of dilutive potential common shares
Common stock equivalents		923	928
Weighted average common shares and effect of dilutive potential common shares	(C)	67,649	62,409
Net income per common share:
Basic	(A/B)	$2.73	$2.93
Diluted	(A/C)	$2.69	$2.89

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

At the January 2025 meeting of the board of directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.50 per share ($2.00 on an annualized basis) was declared. It was paid on February 20, 2025 to shareholders of record as of February 6, 2025.

(18) Subsequent Events

At the April 2025 meeting of the Board of Directors, a quarterly cash dividend of $0.50 per share ($2.00 on an annualized basis) was declared. It is payable on May 22, 2025 to shareholders of record as of May 8, 2025.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of March 31, 2025 compared with December 31, 2024 and March 31, 2024, and the results of operations for the three month periods ended March 31, 2025 and March 31, 2024, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Introduction

Wintrust is a financial holding company that provides traditional community and commercial banking services and offers a full array of wealth management services, primarily to customers in the Chicago metropolitan area, southern Wisconsin, northwest Indiana, and west Michigan, and operates other financing businesses on a national basis and in Canada through several non-bank businesses.

Overview

First Quarter Highlights

The Company recorded net income of $189.0 million for the first quarter of 2025 compared to $187.3 million in the first quarter of 2024. The results for the first quarter of 2025 demonstrate increased net interest income due to growth in earning assets as well as the Company’s ability to navigate disruptions in the current economic environment during the period due to the Company’s strong deposit franchise and balanced business model. Partially offsetting the increase in net interest income was an increase in non-interest expense and a decrease in non-interest income. The increase in non-interest expense was a result of additional expenses to support organic growth as well as the impact from the Macatawa acquisition. The decrease in non-interest income was primarily a result of gain on the sale of a wealth management division recognized in the first quarter of 2024. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income totaled $287.4 million for the first quarter of 2025 compared to $63.4 million for the first quarter of 2024.

The Company increased its loan portfolio from $43.2 billion at March 31, 2024 and $48.1 billion at December 31, 2024 to $48.7 billion at March 31, 2025. The increase in the current period compared to the prior periods was a result of growth in several portfolios, including the commercial, commercial real estate, residential real estate loans held for investment portfolios, and insurance premium finance receivable portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (6) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $526.5 million in the first quarter of 2025 compared to $464.2 million in the first quarter of 2024. This increase in net interest income recorded in the first quarter of 2025 compared to the first quarter of 2024 resulted primarily from growth in earning assets, specifically a $5.7 billion increase in average loans. Net interest margin was 3.54% (3.56% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2025 compared to 3.57% (3.59% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2024. The decrease in net interest margin is primarily due to a decline in loan and other earning assets yields along with a decline in the net free funds contribution. This was partially offset by a reduction in funding cost, primarily related to the rate paid on interest-bearing liabilities, most notably interest-bearing deposits, junior subordinated debentures and other borrowings (see “Net Interest Income” for further detail).

Non-interest income totaled $116.6 million in the first quarter of 2025 compared to $140.6 million in the first quarter of 2024. The decrease is primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s Retirement Benefits Advisors (“RBA”) division within its wealth management business and decreased mortgage banking revenue of $7.1 million in the first quarter of 2025 compared to the first quarter of 2024. This was partially offset by an increase in service charges on deposits of $4.6 million (see “Non-Interest Income” for further detail).

Non-interest expense totaled $366.1 million in the first quarter of 2025, an increase of $32.9 million, or 10%, compared to the first quarter of 2024. This increase compared to the first quarter of 2024 was primarily attributable to increased salaries and employee benefits of $16.4 million and increased software and equipment expenses of $7.0 million. (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the first quarter of 2025, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. See “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three months ended March 31, 2025, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2025	March 31, 2024	Percentage (%) or Basis Point (bp) Change
Net income	$189,039	$187,294	1%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	277,018	271,629	2
Net income per common share—Diluted	2.69	2.89	(7)
Net revenue (2)	643,108	604,774	6
Net interest income	526,474	464,194	13
Net interest margin	3.54%	3.57%	(3) bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.56	3.59	(3)
Net overhead ratio (3)	1.58	1.39	19
Return on average assets	1.20	1.35	(15)
Return on average common equity	12.21	14.42	(221)
Return on average tangible common equity (non-GAAP) (1)	14.72	16.75	(203)
At end of period
Total assets	$65,870,066	$57,576,933	14%
Total loans, excluding loans held-for-sale	48,708,390	43,230,706	13
Total loans, including loans held-for-sale	49,025,194	43,570,590	13
Total deposits	53,570,038	46,448,858	15
Total shareholders’ equity	6,600,537	5,436,400	21
Book value per common share (1)	$92.47	$81.38	14
Tangible common book value per share (1)	78.83	70.40	12
Market price per common share	112.46	104.39	8
Allowance for loan and unfunded lending-related commitment losses to total loans	0.92%	0.99%	(7) bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars and shares in thousands)	2025	2024	2024
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$886,965	$913,501	$805,513
Taxable-equivalent adjustment:
- Loans	2,206	2,352	2,246
- Liquidity management assets	690	716	550
- Other earning assets	3	2	5
(B) Interest Income (non-GAAP)	$889,864	$916,571	$808,314
(C) Interest Expense (GAAP)	360,491	388,353	341,319
(D) Net Interest Income (GAAP) (A minus C)	526,474	525,148	464,194
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	529,373	528,218	466,995
Net interest margin (GAAP)	3.54%	3.49%	3.57%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.56	3.51	3.59
(F) Non-interest income	$116,634	$113,451	$140,580
(G) Gains (losses) on investment securities, net	3,196	(2,835)	1,326
(H) Non-interest expense	366,090	368,539	333,145
Efficiency ratio (H/(D+F-G))	57.21%	57.46%	55.21%
Efficiency ratio (non-GAAP) (H/(E+F-G))	56.95	57.18	54.95

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$6,600,537	$6,344,297	$5,436,400
Less: Non-convertible preferred stock (GAAP)	(412,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(913,004)	(918,632)	(677,911)
(I) Total tangible common shareholders’ equity (non-GAAP)	$5,275,033	$5,013,165	$4,345,989
(J) Total assets (GAAP)	$65,870,066	$64,879,668	$57,576,933
Less: Acquisition-related intangible assets (GAAP)	(913,004)	(918,632)	(677,911)
(K) Total tangible assets (non-GAAP)	$64,957,062	$63,961,036	$56,899,022
Common equity to assets ratio (GAAP) (L/J)	9.4%	9.1%	8.7%
Tangible common equity ratio (non-GAAP) (I/K)	8.1	7.8	7.6

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$6,600,537	$6,344,297	$5,436,400
Less: Preferred stock	(412,500)	(412,500)	(412,500)
(L) Total common equity	$6,188,037	$5,931,797	$5,023,900
(M) Actual common shares outstanding	66,919	66,495	61,737
Book value per common share (L/M)	$92.47	$89.21	$81.38
Tangible book value per common share (non-GAAP) (I/M)	78.83	75.39	70.40

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$182,048	$178,371	$180,303
Add: Acquisition-related intangible asset amortization	5,618	5,773	1,158
Less: Tax effect of acquisition-related intangible asset amortization	(1,421)	(1,547)	(291)
After-tax acquisition-related intangible asset amortization	4,197	4,226	867
(O) Tangible net income applicable to common shares (non-GAAP)	$186,245	$182,597	$181,170
Total average shareholders’ equity	$6,460,941	$6,418,403	$5,440,457
Less: Average preferred stock	(412,500)	(412,500)	(412,500)
(P) Total average common shareholders’ equity	$6,048,441	$6,005,903	$5,027,957
Less: Average acquisition-related intangible assets	(916,069)	(921,438)	(678,731)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$5,132,372	$5,084,465	$4,349,226
Return on average common equity, annualized (N/P)	12.21%	11.82%	14.42%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	14.72	14.29	16.75

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$253,055	$253,081	$249,956
Add: Provision for credit losses	23,963	16,979	21,673
Pre-tax income, excluding provision for credit losses (non-GAAP)	$277,018	$270,060	$271,629

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2024 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At March 31, 2025, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Board of Directors.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At March 31, 2025, the loan and held-to-maturity debt securities portfolios represent 79% of the total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

Key macroeconomic variable data points that are significant inputs into our credit loss models for the commercial and commercial real estate portfolios are the Baa corporate credit spread as well as the Dow Jones Total Stock Market Index specifically for the commercial portfolio and the Commercial Real Estate Price Index (“CREPI”) specifically related to the commercial real estate portfolio. The Dow Jones Total Stock Market Index is not a new macroeconomic variable used in the commercial loss model. This variable has always been a part of the expected credit loss model for commercial, however we have included the impact analysis due to the significant volatility experienced in this variable during the first quarter of 2025. Holding all other inputs constant, the table below shows the impact of changes in these key macroeconomic variable data points on the estimate of allowance for credit losses.

Impact to estimated allowance for credit losses from an increased or higher input value
Baa Credit Spread	Increases
Dow Jones Total Stock Market Index	Decreases
CRE Price Index	Decreases

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at March 31, 2025:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 10%-15%
Commercial Real Estate:
Construction	Decreases estimate by 15%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 5%-6%	Increases estimate by 5%-6%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial portfolio based on a 10% change in the Dow Jones Total Stock Market Index from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at March 31, 2025:

Dow Jones Total Stock Market Index
	Increases	Decreases
Commercial	Decreases estimate by 5%-10%	Increases estimate by 5%-10%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at March 31, 2025:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 30%-35%	Increases estimate by 150%-155%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 40%-45%

See Note (7) “Allowance for Credit Losses” to the Consolidated Financial Statements in Item 1 of this report and the section titled “Credit Quality” in Item 2 of this report for a description of the methodology used to determine the allowance for credit losses.

For a more detailed discussion on these critical accounting estimates, see “Summary of Critical Accounting Estimates” beginning on page 57 of the 2024 Form 10-K.

Net Income

Net income for the quarter ended March 31, 2025 totaled $189.0 million, an increase of $1.7 million, or 1%, compared to the quarter ended March 31, 2024. On a per share basis, net income for the first quarter of 2025 totaled $2.69 per diluted common share compared to $2.89 for the first quarter of 2024.

The increase in net income for the first quarter of 2025 as compared to the same period in the prior year is primarily attributable to increased net interest income, partially offset by decreased non-interest income related to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business ($20.0 million in other non-interest income from the sale, offset by $0.7 million in commissions/incentive compensation expense) and increased non-interest expense primarily due to salary annual merit increases, increases in employees related to the growth of the Company, increased software and equipment expenses and amortization of intangible assets and other acquisition-related expenses that were not applicable in the same period in the prior year. See “Net Interest Income,” “Non-interest Income,” “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended March 31, 2025 compared to the Quarters Ended December 31, 2024 and March 31, 2024

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the first quarter of 2025 as compared to the fourth quarter of 2024 (sequential quarters) and first quarter of 2024 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2024
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$3,520,048	$3,934,016	$1,254,332	$36,945	$46,308	$16,677	4.26%	4.68%	5.35%
Investment securities(2)	8,409,735	8,090,271	8,349,796	72,706	67,783	70,228	3.51	3.33	3.38
FHLB and FRB stock	281,702	271,825	230,648	5,307	5,157	4,478	7.64	7.55	7.81
Liquidity management assets(3) (8)	$12,211,485	$12,296,112	$9,834,776	$114,958	$119,248	$91,383	3.82%	3.86%	3.74%
Other earning assets(3) (4) (8)	13,140	20,528	15,081	92	310	198	2.84	6.01	5.25
Mortgage loans held-for-sale	286,710	378,707	290,275	4,246	5,623	4,146	6.01	5.91	5.74
Loans, net of unearned income(3) (5) (8)	47,833,380	47,153,014	42,129,893	770,568	791,390	712,587	6.53	6.68	6.80
Total earning assets(8)	$60,344,715	$59,848,361	$52,270,025	$889,864	$916,571	$808,314	5.98%	6.09%	6.22%
Allowance for loan and investment security losses	(375,371)	(367,238)	(361,734)
Cash and due from banks	476,423	470,033	450,267
Other assets	3,661,275	3,642,949	3,244,137
Total assets	$64,107,042	$63,594,105	$55,602,695

NOW and interest-bearing demand deposits	$6,046,189	$5,601,672	$5,680,265	$33,600	$31,695	$34,896	2.25%	2.25%	2.47%
Wealth management deposits	1,574,480	1,430,163	1,510,203	8,606	9,412	10,461	2.22	2.62	2.79
Money market accounts	17,581,141	17,579,395	14,474,492	146,374	159,945	137,984	3.38	3.62	3.83
Savings accounts	6,479,444	6,288,727	5,792,118	35,923	38,402	39,071	2.25	2.43	2.71
Time deposits	9,406,126	9,702,948	7,148,456	95,730	106,934	77,120	4.13	4.38	4.34
Interest-bearing deposits	$41,087,380	$40,602,905	$34,605,534	$320,233	$346,388	$299,532	3.16%	3.39%	3.48%
Federal Home Loan Bank advances	3,151,309	3,160,658	2,728,849	25,441	26,050	22,048	3.27	3.28	3.25
Other borrowings	582,139	577,786	627,711	6,792	7,519	9,248	4.73	5.18	5.92
Subordinated notes	298,306	298,225	437,893	3,714	3,733	5,487	5.05	4.98	5.04
Junior subordinated debentures	253,566	253,566	253,566	4,311	4,663	5,004	6.90	7.32	7.94
Total interest-bearing liabilities	$45,372,700	$44,893,140	$38,653,553	$360,491	$388,353	$341,319	3.22%	3.44%	3.55%
Non-interest-bearing deposits	10,732,156	10,718,738	9,972,646
Other liabilities	1,541,245	1,563,824	1,536,039
Equity	6,460,941	6,418,403	5,440,457
Total liabilities and shareholders’ equity	$64,107,042	$63,594,105	$55,602,695
Interest rate spread(6) (8)							2.76%	2.65%	2.67%
Less: Fully taxable-equivalent adjustment				(2,899)	(3,070)	(2,801)	(0.02)	(0.02)	(0.02)
Net free funds/contribution(7)	$14,972,015	$14,955,221	$13,616,472				0.80	0.86	0.92
Net interest income/margin (GAAP)(8)				$526,474	$525,148	$464,194	3.54%	3.49%	3.57%
Fully taxable-equivalent adjustment				2,899	3,070	2,801	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$529,373	$528,218	$466,995	3.56%	3.51%	3.59%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024 were $2.9 million, $3.1 million and $2.8 million, respectively.
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

For the first quarter of 2025, net interest income totaled $526.5 million, an increase of $1.3 million as compared to the fourth quarter of 2024, and an increase of $62.3 million as compared to the first quarter of 2024. Net interest margin was 3.54% (3.56% on a FTE basis, non-GAAP) during the first quarter of 2025 compared to 3.49% (3.51% on a FTE basis, non-GAAP) during the fourth quarter of 2024, and 3.57% (3.59% on a FTE basis, non-GAAP) during the first quarter of 2024.

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month ended March 31, 2025 to each of the three month periods ended December 31, 2024 and March 31, 2024. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2025 Compared to Fourth Quarter of 2024	First Quarter of 2025 Compared to First Quarter of 2024
(In thousands)
Net interest income, FTE basis (non-GAAP)(1) for comparative period	$528,218	$466,995
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	3,995	98,837
Change due to interest rate fluctuations (rate)	8,898	(31,271)
Change due to number of days in each period	(11,738)	(5,188)
Less: FTE adjustment	(2,899)	(2,899)
Net interest income (GAAP)(1) for the period ended March 31, 2025	$526,474	$526,474
FTE adjustment	2,899	2,899
Net interest income, FTE basis (non-GAAP)(1)	$529,373	$529,373
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2025	March 31, 2024
Brokerage	$4,757	$5,556	$(799)	(14)%
Trust and asset management	29,285	29,259	26	0
Total wealth management (1)	34,042	34,815	(773)	(2)
Mortgage banking	20,529	27,663	(7,134)	(26)
Service charges on deposit accounts	19,362	14,811	4,551	31
Gains on investment securities, net	3,196	1,326	1,870	NM
Fees from covered call options	3,446	4,847	(1,401)	(29)
Trading (losses) gains, net	(64)	677	(741)	NM
Operating lease income, net	15,287	14,110	1,177	8
Other:
Interest rate swap fees	2,269	2,828	(559)	(20)
BOLI	796	1,651	(855)	(52)
Administrative services	1,393	1,217	176	14
Foreign currency remeasurement losses	(183)	(1,171)	988	(84)
Changes in fair value on EBOs and loans held-for-investment	383	(439)	822	NM
Early pay-offs of capital leases	768	430	338	79
Miscellaneous	15,410	37,815	(22,405)	(59)
Total Other	20,836	42,331	(21,495)	(51)
Total Non-interest Income	$116,634	$140,580	$(23,946)	(17)%
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
NM—Not Meaningful.

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue decreased for the three months ended March 31, 2025 as compared to the same period in 2024 due to lower production margins and lower net revenue related to MSR activity and valuation adjustments. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale and the related production margins. Mortgage loans originated for sale totaled $460.5 million in the first quarter of 2025 as compared to $475.6 million in the first quarter of 2024. The slight decrease in linked quarter originations was driven by a slight uptick in rates coupled with a slightly lower refinance percentage offset by slightly higher inventory levels. The percentage of origination volume from refinancing activities was 23% for the three months ended March 31, 2025, as compared to 25%, for the same periods in 2024.

The Company records MSRs at fair value on a recurring basis. For the three months ended March 31, 2025, the fair value of the MSRs portfolio decreased as a result of an unfavorable fair value adjustment of $7.5 million was recorded and a reduction in value of $4.6 million due to payoffs, paydowns and repurchases of the existing portfolio, partially offset as retained servicing rights led to capitalization of $4.7 million. See Note (9) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge was a favorable $4.9 million for the three months ended March 31, 2025 compared to an unfavorable $2.6 million for the three months ended March 31, 2024.

Service charges on deposits increased for the three months ended March 31, 2025 as compared to the same period in 2024 primarily as a result of increased commercial account analysis service fees, and the Macatawa acquisition. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

The Company recognized net gains on investment securities for the three months ended March 31, 2025 of $3.2 million. The Company recognized net gains on investment securities for the three months ended March 31, 2024 of $1.3 million. The net gains for the three months ended March 31, 2025 were primarily due to unrealized gains on the Company’s equity investment securities with a readily determinable fair value recorded in the first quarter of 2025. See Note (5) “Investment Securities” to the Consolidated Financial Statements in Item 1 of this report for more information on net gains and losses on investment securities.

Fees from covered call options for the three months ended March 31, 2025 decreased $1.4 million when compared to the same period in the prior year. The decreased income was primarily because the Company sold less options than in the comparative period. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at March 31, 2025 and 2024.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees. This category of income decreased $22.4 million for the three months ended March 31, 2025 compared to the same period in 2024. For the three months ended March 31, 2025, miscellaneous income decreased compared to the same period in 2024 primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Originations:
Retail originations	$348,468	$331,504
Veterans First originations	111,985	144,109
Total originations for sale (A)	$460,453	$475,613
Originations for investment	217,177	169,246
Total originations	$677,630	$644,859
As percentage of originations for sale:
Retail originations	76%	70%
Veterans First originations	24	30
Purchases	77%	75%
Refinances	23	25
Production Margin:
Production revenue (B) (1)	$9,941	$13,435
Total originations for sale (A)	$460,453	$475,613
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	197,297	207,775
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	103,946	119,624
Total mortgage production volume (C)	$553,804	$563,764
Production margin (B/C)	1.80%	2.38%
Mortgage Servicing:
Loans serviced for others (D)	$12,402,352	$12,051,392
MSRs, at fair value (E)	196,307	201,044
Percentage of MSRs to loans serviced for others (E/D)	1.58%	1.67%
Servicing income	$10,611	$10,498
MSR Fair Value Asset Activity
MSR - FV at Beginning of Period	$203,788	$192,456
MSR - current period capitalization	4,669	5,379
MSR - collection of expected cash flows - paydowns	(1,590)	(1,444)
MSR - collection of expected cash flows - payoffs and repurchases	(3,046)	(2,942)
MSR - changes in fair value model assumptions	(7,514)	7,595
MSR Fair Value at end of period	$196,307	$201,044
Summary of Mortgage Banking Revenue
Operational:
Production revenue (1)	$9,941	$13,435
MSR - Current period capitalization	4,669	5,379
MSR - Collection of expected cash flows - paydowns	(1,590)	(1,444)
MSR - Collection of expected cash flows - pay offs	(3,046)	(2,942)
Servicing Income	10,611	10,498
Other Revenue	(172)	(91)
Total operational mortgage banking revenue	$20,413	$24,835
Fair Value:
MSR - changes in fair value model assumptions	$(7,514)	$7,595
Gain (loss) on derivative contract held as an economic hedge, net	4,897	(2,577)
Changes in FV on early buy-out loans guaranteed by US Govt (HFS)	2,733	(2,190)
Total fair value mortgage banking revenue	$116	$2,828
Total mortgage banking revenue	$20,529	$27,663
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

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2025	March 31, 2024
Salaries and employee benefits:
Salaries	$123,917	$112,172	$11,745	10%
Commissions and incentive compensation	52,536	51,001	1,535	3
Benefits	35,073	32,000	3,073	10
Total salaries and employee benefits	211,526	195,173	16,353	8
Software and equipment	34,717	27,731	6,986	25
Operating lease equipment	10,471	10,683	(212)	(2)
Occupancy, net	20,778	19,086	1,692	9
Data processing	11,274	9,292	1,982	21
Advertising and marketing	12,272	13,040	(768)	(6)
Professional fees	9,044	9,553	(509)	(5)
Amortization of other acquisition-related intangible assets	5,618	1,158	4,460	NM
FDIC insurance	10,926	9,381	1,545	16
FDIC insurance - special assessment	—	5,156	(5,156)	(100)
OREO expense, net	643	392	251	64
Other:
Lending expenses, net of deferred originations costs	5,866	5,078	788	16
Travel and entertainment	5,270	4,597	673	15
Miscellaneous	27,685	22,825	4,860	21
Total other	38,821	32,500	6,321	19
Total Non-interest Expense	$366,090	$333,145	$32,945	10%
NM - Not meaningful.
Notable contributions to the change in non-interest expense are as follows:
Salaries and employee benefits expense increased for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to annual merit increases and increases in employees related to the growth of the Company, including the Macatawa acquisition.
Software and equipment expense increased for the three months ended March 31, 2025 as compared to the same period in 2024 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation, and repairs and maintenance costs.
Amortization of other acquisition-related intangible assets increased for the three months ended March 31, 2025 compared to the same period in 2024 as a result of amortization of the core deposit intangible asset associated with the Macatawa acquisition.
FDIC insurance expense decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to $5.2 million recognized in March 31, 2024 related to the FDIC’s special assessment on uninsured deposits in response to certain bank failures that occurred in 2023.
Miscellaneous non-interest expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. During the three months ended March 31, 2025, the company incurred $2.7 million in acquisition-related expenses related to the Macatawa acquisition.

Income Taxes

During the first three months of 2025, the Company recorded income tax expense of $64.0 million compared to $62.7 million for the first three months of 2024. The effective tax rates were 25.30% for the first three months of 2025 and 25.07% for the first three months of 2024.

The effective tax rates were partially impacted by the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded net excess tax benefits of $3.7 million in the first three months of 2025, compared to net excess tax benefits of $4.4 million in the first three months of 2024 related to share-based compensation.

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

The community banking segment’s net interest income for the quarter ended March 31, 2025 totaled $419.0 million as compared to $363.7 million for the same period in 2024, an increase of $55.3 million, or 15%. The increase in the first quarter of 2025, was primarily attributable to growth in average earning assets coupled with a relatively stable net interest margin. The community banking segment’s non-interest income totaled $73.5 million in the first quarter of 2025, a decrease of $1.1 million, or 2%, when compared to the first quarter of 2024 total of $74.6 million. The decrease in the three month period was primarily the result of decreased mortgage banking revenue due to the decreases in MSRs related to the change in fair value model assumptions and losses on investment securities, partially offset by increased service charges on deposit accounts. The community banking segment recorded provision for credit losses of $22.4 million for the three months ended March 31, 2025, compared to $20.4 million for the same period in 2024. The increase in provision for credit losses for the three month period was primarily the result of loan growth, coupled with a macroeconomic uncertainty qualitative overlay. Non-interest expenses increased by $32.8 million for the quarter ended March 31, 2025 compared to the same period in 2024, primarily because of higher salary, commissions, and incentive compensation. The community banking segment’s net income for the quarter ended March 31, 2025 totaled $134.3 million, an increase of $14.2 million as compared to net income in the first quarter of 2024 of $120.0 million.

The specialty finance segment’s net interest income totaled $91.3 million for the quarter ended March 31, 2025, compared to $82.3 million for the same period in 2024, an increase of $9.0 million, or 11%. The increase for the three month period was primarily due to loan growth as a result of effective marketing and customer servicing. The specialty finance segment’s provision for credit losses totaled $1.5 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase in provision for credit losses for the three month period was primarily the result of loan growth. The specialty finance segment’s non-interest income increased to $31.0 million from $27.3 million for the three months ended March 31, 2025 and 2024, respectively. Non-interest expenses increased by $2.7 million for the quarter ended March 31, 2025 compared to the same period in 2024, primarily because of higher salary, commissions, and incentive compensation as well as other segment expenses. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 47%, 30%, 21% and 2%, respectively, of the net revenues of our specialty finance business for the three month period ended March 31, 2025. The net income of the specialty finance segment for the quarter ended March 31, 2025 totaled $50.3 million as compared to $42.5 million for the quarter ended March 31, 2024.

The wealth management segment reported net interest income of $5.4 million for the first quarter of 2025 compared to $7.8 million in the same quarter of 2024, a decrease of $2.4 million. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.2 billion and $1.5 billion in the first three months of 2025 and 2024, respectively. This segment recorded non-interest income of $33.8 million for the first quarter of 2025 compared to $58.5 million for the first quarter of 2024. The decrease was primarily due a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business. Non-interest expenses decreased by $1.1 million for the quarter ended March 31, 2025 compared to the same period in 2024, primarily because of decreased salary, commissions, and incentive compensation. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $4.5 million for the first quarter of 2025 compared to $24.7 million for the first quarter of 2024.

Financial Condition

Total assets were $65.9 billion at March 31, 2025, representing an increase of $8.3 billion, or 14%, when compared to March 31, 2024 and an increase of approximately $1.0 billion, or 6% on an annualized basis, when compared to December 31, 2024. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $57.8 billion at March 31, 2025, $56.8 billion at December 31, 2024, and $50.4 billion at March 31, 2024. See Notes (5), (6), (10), (11) and (12) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$286,710	1%	$378,707	1%	$290,275	1%
Loans, net of unearned income
Commercial	$15,363,740	25%	$15,109,403	25%	$12,903,752	25%
Commercial real estate	12,931,000	21	12,889,746	22	11,507,050	22
Home equity	449,095	1	440,518	1	343,861	1
Residential real estate	3,542,189	6	3,378,435	6	2,730,938	5
Premium finance receivables	15,441,022	26	15,227,586	25	14,564,075	28
Other loans	106,334	0	107,326	0	80,217	0
Total average loans (1)	$47,833,380	79%	$47,153,014	79%	$42,129,893	81%
Liquidity management assets (2)	12,211,485	20	12,296,112	20	9,834,776	18
Other earning assets (3)	13,140	0	20,528	0	15,081	0
Total average earning assets	$60,344,715	100%	$59,848,361	100%	$52,270,025	100%
Total average assets	$64,107,042		$63,594,105		$55,602,695
Total average earning assets to total average assets		94%		94%		94%
(1)Total average loans includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Mortgage loans held-for-sale represents such loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The decrease in average balance for the first quarter of 2025 as compared to the sequential and prior year periods is primarily due to lower mortgage origination production.

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the first quarter of 2025 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. The aggregate balances of these loan categories comprised 59% in the first quarter of 2025 and fourth quarter of 2024 and 58% of the average loan portfolio in the first quarter of 2024.

Residential real estate loans averaged $3.5 billion in the first quarter of 2025, and increased $811.3 million, or 30%, from the average balance of $2.7 billion in the same period of 2024. Additionally, compared to the quarter ended December 31, 2024, the average balance increased $163.8 million, or 20% on an annualized basis. Growth is due to the Company continuing to originate non-agency mortgages that are held-for-investment.

The increase in the premium finance receivables during the first quarter of 2025 compared to the first quarter of 2024 was the result of effective marketing and customer servicing. Approximately $4.8 billion of premium finance receivables were originated in the first quarter of 2025 compared to $4.6 billion during the same period of 2024. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 47% and 53%, respectively, of the average total balance of premium finance receivables for the first quarter of 2025, and 46% and 54%, respectively, for the first quarter of 2024.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at March 31, 2025 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2025	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$405,736	$3,600,171	$2,122,563	$20,444	$6,148,914
Variable rate	9,781,709	703	—	—	9,782,412
Total commercial	$10,187,445	$3,600,874	$2,122,563	$20,444	$15,931,326
Commercial real estate
Fixed rate	$658,413	$2,762,221	$365,181	$63,593	$3,849,408
Variable rate	9,054,583	10,843	67	—	9,065,493
Total commercial real estate	$9,712,996	$2,773,064	$365,248	$63,593	$12,914,901
Home equity
Fixed rate	$8,881	$838	$—	$17	$9,736
Variable rate	445,947	—	—	—	445,947
Total home equity	$454,828	$838	$—	$17	$455,683
Residential real estate
Fixed rate	$13,336	$4,473	$74,883	$1,055,143	$1,147,835
Variable rate	97,815	623,879	1,815,630	—	2,537,324
Total residential real estate	$111,151	$628,352	$1,890,513	$1,055,143	$3,685,159
Premium finance receivables - property & casualty
Fixed rate	$7,135,963	$103,899	$—	$—	$7,239,862
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$7,135,963	$103,899	$—	$—	$7,239,862
Premium finance receivables - life insurance
Fixed rate	$350,802	$207,832	$4,000	$4,248	$566,882
Variable rate	7,798,258	—	—	—	7,798,258
Total premium finance receivables - life insurance	$8,149,060	$207,832	$4,000	$4,248	$8,365,140
Consumer and other
Fixed rate	$44,731	$7,937	$883	$914	$54,465
Variable rate	61,854	—	—	—	61,854
Total consumer and other	$106,585	$7,937	$883	$914	$116,319
Total per category
Fixed rate	$8,617,862	$6,687,371	$2,567,510	$1,144,359	$19,017,102
Variable rate	27,240,166	635,425	1,815,697	—	29,691,288
Total loans, net of unearned income	$35,858,028	$7,322,796	$4,383,207	$1,144,359	$48,708,390
Less: Existing cash flow hedging derivatives (1)	(6,700,000)
Total loans repricing or maturing in one year or less, adjusted for cash flow hedging activity	$29,158,028

Variable Rate Loan Pricing by Index:
SOFR tenors (2)					$18,328,835
12- month CMT (3)					6,722,305
Prime					3,420,624
Fed Funds					819,437
Other U.S. Treasury tenors					190,187
Other					209,900
Total variable rate					$29,691,288
(1)Excludes cash flow hedges with future effective starting dates.
(2) SOFR - Secured Overnight Financing Rate.
(3) CMT - Constant Maturity Treasury Rate.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of March 31, 2025 and 2024:

	As of March 31, 2025			As of March 31, 2024
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial, and other	$15,931,326	55.2%	$201,183	$13,503,481	53.7%	$166,518
Commercial Real Estate:
Construction and development	$2,448,881	8.5%	$71,388	$2,150,314	8.6%	$96,052
Non-construction	10,466,020	36.3%	138,622	9,483,123	37.7	130,000
Total commercial real estate	$12,914,901	44.8%	$210,010	$11,633,437	46.3%	$226,052
Total commercial and commercial real estate	$28,846,227	100.0%	$411,193	$25,136,918	100.0%	$392,570

Commercial real estate - primary collateral location by state:
Illinois	$6,911,417	53.5%		$7,000,471	60.2%
Wisconsin	908,337	7.0		886,057	7.6
Michigan	893,828	6.9		257,231	2.2
Total primary markets	$8,713,582	67.4%		$8,143,759	70.0%
Indiana	440,278	3.4		363,600	3.1
Florida	437,500	3.4		357,738	3.1
Texas	306,709	2.4		242,819	2.1
Tennessee	296,895	2.3		224,315	1.9
California	261,860	2.0		254,826	2.2
Colorado	250,564	1.9		249,849	2.1
Georgia	246,730	1.9		199,734	1.7
Ohio	241,977	1.9		232,101	2.0
Other	1,718,806	13.4		1,364,696	11.8
Total commercial real estate	$12,914,901	100.0%		$11,633,437	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. As a result of growth and the macroeconomic uncertainty qualitative overlay in the Company’s commercial loan portfolio, our allowance for credit losses in our commercial loan portfolio increased to $201.2 million as of March 31, 2025 compared to $166.5 million as of March 31, 2024.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area, southern Wisconsin and west Michigan, 67.4% of our commercial real estate loan portfolio is located in this region as of March 31, 2025. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of March 31, 2025, our allowance for credit losses related to this portfolio was $210.0 million compared to $226.1 million as of March 31, 2024. The decrease in the allowance for credit losses is primarily a result of the macroeconomic outlook related to the Commercial Real Estate Price Index macroeconomic variable. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	March 31, 2025					March 31, 2024
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$1,530	$54,319	$55,849	0%	$458	$3,192	$54,366	$57,558	1%	$859
Commercial construction	201,889	1,884,908	2,086,797	16	5,296	93,090	1,655,517	1,748,607	15	4,150
Land	5,687	300,548	306,235	2	1,781	9,301	334,848	344,149	3	2,049
Office	288,398	1,353,157	1,641,555	13	1,505	269,404	1,297,344	1,566,748	13	1,494
Industrial	932,404	1,745,151	2,677,555	21	1,850	851,109	1,339,091	2,190,200	19	1,668
Retail	343,206	1,059,631	1,402,837	11	1,207	319,387	1,047,028	1,366,415	12	1,209
Multi-family	100,647	2,990,667	3,091,314	24	1,328	107,976	2,814,456	2,922,432	25	1,249
Mixed use and other	592,843	1,059,916	1,652,759	13	1,198	461,644	975,684	1,437,328	12	1,117
Total commercial real estate	$2,466,604	$10,448,297	$12,914,901	100%	$1,595	$2,115,103	$9,518,334	$11,633,437	100%	$1,497

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

Past Due Loans and Non-Performing Assets

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which our credit management personnel assigns a credit risk rating to each loan at the time of origination and review loans on a regular basis to determine each loan’s credit risk rating on a scale of 1 through 10 with higher scores indicating higher risk. Description of the Company’s credit risk rating structure used is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2024 Form 10-K.

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

Loan Portfolio Aging

As of March 31, 2025, excluding early buy-out loans guaranteed by U.S. government agencies, $55.0 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $293.3 million, or 0.6% of all loans, were 30 to 59 days (or one payment) past due. As of December 31, 2024, excluding early buy-out loans guaranteed by U.S. government agencies, $164.4 million, or 0.3% of all loans, were 60 to 89 days (or two payments) past due and $249.9 million, or 0.5% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2025 that were current with regard to the contractual terms of the loan agreement represent 98.6% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at March 31, 2025 that were current with regards to the contractual terms of the loan agreements comprise 98.2% of total residential real estate loans outstanding. For more information regarding delinquent loans as of March 31, 2025, see Note (7) “Allowance for Credit Losses” in Item 1 of this report.

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Loans past due greater than 90 days and still accruing:
Commercial	$46	$104	$27
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	—	—	—
Premium finance receivables—property and casualty	18,081	16,031	25,877
Premium finance receivables—life insurance	2,962	—	—
Consumer and other	98	47	47
Total loans past due greater than 90 days and still accruing	21,187	16,182	25,951
Nonaccrual loans:
Commercial	70,560	73,490	31,740
Commercial real estate	26,187	21,042	39,262
Home equity	2,070	1,117	838
Residential real estate	22,522	23,762	17,901
Premium finance receivables—property and casualty	29,846	28,797	32,648
Premium finance receivables—life insurance	—	6,431	—
Consumer and other	18	2	19
Total nonaccrual loans	151,203	154,641	122,408
Total non-performing loans:
Commercial	70,606	73,594	31,767
Commercial real estate	26,187	21,042	39,262
Home equity	2,070	1,117	838
Residential real estate	22,522	23,762	17,901
Premium finance receivables—property and casualty	47,927	44,828	58,525
Premium finance receivables—life insurance	2,962	6,431	—
Consumer and other	116	49	66
Total non-performing loans	$172,390	$170,823	$148,359
Other real estate owned	22,625	23,116	14,538
Total non-performing assets	195,015	$193,939	$162,897
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.44%	0.47%	0.24%
Commercial real estate	0.20	0.16	0.34
Home equity	0.45	0.25	0.25
Residential real estate	0.61	0.66	0.62
Premium finance receivables—property and casualty	0.66	0.62	0.84
Premium finance receivables—life insurance	0.04	0.08	—
Consumer and other	0.10	0.05	0.13
Total non-performing loans	0.35%	0.36%	0.34%
Total non-performing assets, as a percentage of total assets	0.30%	0.30%	0.28%
Total nonaccrual loans as a percentage of total loans	0.31%	0.32%	0.28%
Allowance for credit losses as a percentage of nonaccrual loans	296.25%	282.33%	348.98%
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

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2025	2024
Balance at beginning of period	$170,823	$139,030
Additions from becoming non-performing in the respective period	27,721	23,142
Return to performing status	(1,207)	(490)
Payments received	(15,965)	(8,336)
Transfer to OREO and other repossessed assets	—	(1,381)
Charge-offs	(8,600)	(14,810)
Net change for premium finance receivables	(382)	11,204
Balance at end of period	$172,390	$148,359

Allowance for Credit Losses

The allowance for credit losses, specifically the allowance for loans losses and the allowance for unfunded commitment losses, represents management’s estimate of lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan. A description of how the Company determines the allowance for credit losses is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2024 Form 10-K.

Management determined that the allowance for credit losses was appropriate at March 31, 2025, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Allowance for credit losses at beginning of period	$436,603	$427,265
Provision for credit losses - other	23,974	21,691
Other adjustments	4	(31)
Charge-offs:
Commercial	9,722	11,215
Commercial real estate	454	5,469
Home equity	—	74
Residential real estate	—	38
Premium finance receivables - property & casualty	7,114	6,938
Premium finance receivables - life insurance	12	—
Consumer and other	147	107
Total charge-offs	17,449	23,841
Recoveries:
Commercial	929	479
Commercial real estate	12	31
Home equity	216	29
Residential real estate	136	2
Premium finance receivables - property & casualty	3,487	1,519
Premium finance receivables - life insurance	—	8
Consumer and other	29	23
Total recoveries	4,809	2,091
Net charge-offs	(12,640)	(21,750)
Allowance for credit losses at period end	$447,941	$427,175
Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.23%	0.33%
Commercial real estate	0.01	0.19
Home equity	(0.20)	0.05
Residential real estate	(0.02)	0.01
Premium finance receivables - property & casualty	0.20	0.32
Premium finance receivables - life insurance	0.00	(0.00)
Consumer and other	0.45	0.42
Total loans, net of unearned income	0.11%	0.21%
Loans at period-end	$48,708,390	$43,230,706
Allowance for loan losses as a percentage of loans at period end	0.78%	0.81%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.92	0.99
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

	Three Months Ended
(In thousands)	March 31, 2025	March 31, 2024
Balance at beginning of period	$23,116	$13,309
Transfers in at fair value, less costs to sell	—	1,436
Fair value adjustments	(491)	(207)
Balance at end of period	$22,625	$14,538

	Period End
(In thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Residential real estate	$—	$—	$1,146
Commercial real estate	22,625	23,116	13,392
Total	$22,625	$23,116	$14,538

Deposits

Total deposits at March 31, 2025 were $53.6 billion, an increase of $7.1 billion, or 15%, compared to total deposits at March 31, 2024. See Note (10) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2025:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2025 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit
1-3 months	$3,845,120	4.34%
4-6 months	2,345,184	3.81
7-9 months	2,694,739	3.72
10-12 months	711,206	3.62
13-18 months	210,063	3.03
19-24 months	87,336	2.72
24+ months	74,589	2.47
Total	$9,968,237	3.94%

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$10,732,156	21%	$10,718,738	21%	$9,972,646	22%
NOW and interest-bearing demand deposits	6,046,189	11	5,601,672	11	5,680,265	13
Wealth management deposits	1,574,480	3	1,430,163	3	1,510,203	3
Money market	17,581,141	34	17,579,395	34	14,474,492	33
Savings	6,479,444	13	6,288,727	12	5,792,118	13
Time certificates of deposit	9,406,126	18	9,702,948	19	7,148,456	16
Total average deposits	$51,819,536	100%	$51,321,643	100%	$44,578,180	100%

Total average deposits for the first quarter of 2025 were $51.8 billion, an increase of $7.2 billion, or 16%, from the first quarter of 2024. Total deposits increased in the first quarter of 2025 as compared to the first quarter of 2024 primarily as a result of the Company’s increased marketing efforts to retain and attract deposits to support continued loan growth, the Macatawa acquisition and the diversity of our deposit base.

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

	March 31,		December 31,
(Dollars in thousands)	2025	2024	2024	2023	2022
Total deposits	$53,570,038	$46,448,858	$52,512,349	$45,397,170	$42,902,544
Brokered deposits	4,214,776	4,570,221	3,598,102	4,216,718	3,174,093
Brokered deposits as a percentage of total deposits	7.9%	9.8%	6.9%	9.3%	7.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2025	2024	2024
FHLB advances	$3,151,309	$3,160,658	$2,728,849
Other borrowings:
Notes payable	142,686	149,819	171,049
Short-term borrowings	23	—	24,396
Secured borrowings	382,668	370,948	373,403
Other	56,762	57,019	58,863
Total other borrowings	$582,139	$577,786	$627,711
Subordinated notes	298,306	298,225	437,893
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$4,285,320	$4,290,235	$4,048,019
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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	March 31, 2025	December 31, 2024	March 31, 2024
Tier 1 leverage ratio	9.6%	9.4%	9.4%
Risk-based capital ratios:
Tier 1 capital ratio	10.8	10.7	10.3
Common equity tier 1 capital ratio	10.1	9.9	9.5
Total capital ratio	12.5	12.3	12.2
Other ratio:
Total average equity-to-total average assets(1)	10.1	10.1	9.4
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer(1)	Minimum Well Capitalized(2)
Tier 1 leverage ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 capital ratio	6.0	8.5	6.0
Common equity tier 1 capital ratio	4.5	7.0	N/A
Total capital ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of March 31, 2025 would exceed such revised well-capitalized standard.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes (11) and (12) of the Consolidated Financial Statements in Item 1 for further information on these various funding sources. See Note (23) “Shareholders’ Equity” of the Consolidated Financial Statements presented under Item 7 of the 2024 Form 10-K for details on the Company’s issuance of Series D Preferred Stock in June 2015, Series E Preferred Stock and associated Depositary Shares in May 2020 and additional common stock offering in June 2022.

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Series D and Series E Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January of 2025, the Company declared a quarterly cash dividend of $0.50 per common share. In January, April, July and October of 2024, the Company declared a quarterly cash dividend of $0.45 per common share.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2024 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on the Company’s financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•economic conditions and events that affect the economy, housing prices, the job market and other factors that may adversely affect the Company’s liquidity and the performance of its loan portfolios, including an actual or threatened U.S. government debt default or rating downgrade, particularly in the markets in which it operates;
•negative effects suffered by us or our customers resulting from changes in U.S. or international trade policies;
•the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;
•estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;
•the financial success and economic viability of the borrowers of our commercial loans;
•commercial real estate market conditions in the Chicago metropolitan area, southern Wisconsin and west Michigan;
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

Interest rate risk arises when the maturity or re-pricing periods and interest rate indices of the interest-earning assets, interest-bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest-earning assets, interest-bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result of interest rate fluctuations by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management is prepared to take appropriate action with its asset-liability structure to mitigate these potentially adverse situations. Please refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the net interest margin.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points as compared to projected net interest income in a scenario with no assumed rate changes. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2025, December 31, 2024 and March 31, 2024 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
March 31, 2025	(1.8)%	(0.6)%	(0.2)%	(1.2)%
December 31, 2024	(1.6)	(0.6)	(0.3)	(1.5)%
March 31, 2024	1.9	1.4	1.5	1.6%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
March 31, 2025	0.2%	0.2%	(0.1)%	(0.5)%
December 31, 2024	(0.2)	(0.0)	0.0	(0.3)%
March 31, 2024	0.8	0.6	1.3	2.0%

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2025 and March 31, 2024. See Note (14) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the three months ended March 31, 2025 and March 31, 2024.

ITEM 4
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in ensuring the information relating to the Company (and its consolidated subsidiaries) required to be disclosed by the Company in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported in a timely manner.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the 2024 Form 10-K.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended, during the three months ended March 31, 2025.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	May 5, 2025	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	May 5, 2025	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)