Form 10-Q
period 2025-06-30
WINTRUST FINANCIAL CORP
filed 2025-08-06
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-35077
_____________________________________
WINTRUST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
9700 W. Higgins Road, Suite 800
Rosemont, Illinois 60018
(Address of principal executive offices)
(847) 939-9000
(Registrant’s telephone number, including area code)

Common Stock, no par value	Ticker Symbol	Name of Each Exchange on Which Registered
	WTFC	The Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/1,000th Interest in a Share of	WTFCN	The Nasdaq Global Select Market
7.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F, no par value
____________________________________
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
Common Stock — no par value, 66,952,288 shares, as of July 31, 2025

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2025	December 31, 2024	June 30, 2024
Assets
Cash and due from banks	$695,501	$452,017	$415,462
Federal funds sold and securities purchased under resale agreements	63	6,519	62
Interest-bearing deposits with banks	4,569,618	4,409,753	2,824,314
Available-for-sale securities, at fair value	4,885,715	4,141,482	4,329,957
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $398, $457 and $491 at June 30, 2025, December 31, 2024 and June 30, 2024, respectively ($2.9 billion, $2.9 billion and $3.1 billion fair value at June 30, 2025, December 31, 2024 and June 30, 2024, respectively)	3,502,186	3,613,263	3,755,924
Trading account securities	—	4,072	4,134
Equity securities with readily determinable fair value	273,722	215,412	112,173
Federal Home Loan Bank and Federal Reserve Bank stock	282,087	281,407	256,495
Brokerage customer receivables	—	18,102	13,682
Mortgage loans held-for-sale, at fair value	299,606	331,261	411,851
Loans, net of unearned income	51,041,679	48,055,037	44,675,531
Allowance for loan losses	(391,654)	(364,017)	(363,719)
Net loans	50,650,025	47,691,020	44,311,812
Premises, software and equipment, net	776,324	779,130	722,295
Lease investments, net	289,768	278,264	275,459
Accrued interest receivable and other assets	1,610,025	1,739,334	1,671,334
Receivable on unsettled securities sales	240,039	—	—
Goodwill	798,144	796,942	655,955
Other acquisition-related intangible assets	110,495	121,690	20,607
Total assets	$68,983,318	$64,879,668	$59,781,516

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$10,877,166	$11,410,018	$10,031,440
Interest-bearing	44,939,645	41,102,331	38,017,586
Total deposits	55,816,811	52,512,349	48,049,026
Federal Home Loan Bank advances	3,151,309	3,151,309	3,176,309
Other borrowings	625,392	534,803	606,579
Subordinated notes	298,458	298,283	298,113
Junior subordinated debentures	253,566	253,566	253,566
Payable on unsettled securities sales	39,105	—	—
Accrued interest payable and other liabilities	1,572,981	1,785,061	1,861,295
Total liabilities	61,757,622	58,535,371	54,244,888
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2025, December 31, 2024 and June 30, 2024	125,000	125,000	125,000
Series E - $25,000 liquidation value; 11,500 shares issued and outstanding at June 30, 2025, December 31, 2024 and June 30, 2024	287,500	287,500	287,500
Series F - $25,000 liquidation value; 17,000 shares issued and outstanding at June 30, 2025 and no shares issued and outstanding at December 31, 2024 and June 30, 2024	425,000	—	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2025, December 31, 2024 and June 30, 2024; 67,025,001 shares issued at June 30, 2025, 66,560,182 shares issued at December 31, 2024 and 61,824,947 shares issued at June 30, 2024	67,025	66,560	61,825
Surplus	2,495,637	2,482,561	1,964,645
Treasury stock, at cost, 87,269 shares at June 30, 2025, 64,955 shares at December 31, 2024, and 64,808 shares at June 30, 2024	(9,156)	(6,153)	(5,760)
Retained earnings	4,200,923	3,897,164	3,615,616
Accumulated other comprehensive loss	(366,233)	(508,335)	(512,198)
Total shareholders’ equity	7,225,696	6,344,297	5,536,628
Total liabilities and shareholders’ equity	$68,983,318	$64,879,668	$59,781,516
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income
Interest and fees on loans	$797,997	$749,812	$1,566,359	$1,460,153
Mortgage loans held-for-sale	4,872	5,434	9,118	9,580
Interest-bearing deposits with banks	34,317	19,731	71,083	36,389
Federal funds sold and securities purchased under resale agreements	276	17	455	36
Investment securities	78,053	69,779	150,069	139,457
Trading account securities	—	13	11	31
Federal Home Loan Bank and Federal Reserve Bank stock	5,393	4,974	10,700	9,452
Brokerage customer receivables	—	219	78	394
Total interest income	920,908	849,979	1,807,873	1,655,492
Interest expense
Interest on deposits	333,470	335,703	653,703	635,235
Interest on Federal Home Loan Bank advances	25,724	24,797	51,165	46,845
Interest on other borrowings	6,957	8,700	13,749	17,948
Interest on subordinated notes	3,735	5,185	7,449	10,672
Interest on junior subordinated debentures	4,328	4,984	8,639	9,988
Total interest expense	374,214	379,369	734,705	720,688
Net interest income	546,694	470,610	1,073,168	934,804
Provision for credit losses	22,234	40,061	46,197	61,734
Net interest income after provision for credit losses	524,460	430,549	1,026,971	873,070
Non-interest income
Wealth management	36,821	35,413	70,863	70,228
Mortgage banking	23,170	29,124	43,699	56,787
Service charges on deposit accounts	19,502	15,546	38,864	30,357
Gains (losses) on investment securities, net	650	(4,282)	3,846	(2,956)
Fees from covered call options	5,624	2,056	9,070	6,903
Trading gains, net	151	70	87	747
Operating lease income, net	15,166	13,938	30,453	28,048
Other	23,005	29,282	43,841	71,613
Total non-interest income	124,089	121,147	240,723	261,727
Non-interest expense
Salaries and employee benefits	219,541	198,541	431,067	393,714
Software and equipment	36,522	29,231	71,239	56,962
Operating lease equipment	10,757	10,834	21,228	21,517
Occupancy, net	20,228	19,585	41,006	38,671
Data processing	12,110	9,503	23,384	18,795
Advertising and marketing	18,761	17,436	31,033	30,476
Professional fees	9,243	9,967	18,287	19,520
Amortization of other acquisition-related intangible assets	5,580	1,122	11,198	2,280
FDIC insurance	10,971	10,429	21,897	24,966
Other real estate owned expense, net	505	(259)	1,148	133
Other	37,243	33,964	76,064	66,464
Total non-interest expense	381,461	340,353	747,551	673,498
Income before taxes	267,088	211,343	520,143	461,299
Income tax expense	71,561	58,955	135,577	121,617
Net income	$195,527	$152,388	$384,566	$339,682
Preferred stock dividends	6,991	6,991	13,982	13,982
Net income applicable to common shares	$188,536	$145,397	$370,584	$325,700
Net income per common share—Basic	$2.82	$2.35	$5.55	$5.28
Net income per common share—Diluted	$2.78	$2.32	$5.47	$5.21
Cash dividends declared per common share	$0.50	$0.45	$1.00	$0.90
Weighted average common shares outstanding	66,931	61,839	66,829	61,660
Dilutive potential common shares	888	926	903	901
Average common shares and dilutive common shares	67,819	62,765	67,732	62,561
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$195,527	$152,388	$384,566	$339,682
Unrealized gains (losses) on available-for-sale securities
Before tax	5,365	(20,768)	80,191	(98,656)
Tax effect	(1,395)	5,493	(20,850)	26,094
Net of tax	3,970	(15,275)	59,341	(72,562)
Reclassification of net (losses) gains on available-for-sale securities included in net income
Before tax	(87)	1,204	(388)	1,178
Tax effect	23	(319)	101	(312)
Net of tax	(64)	885	(287)	866
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	10	14	21	64
Tax effect	(2)	(4)	(5)	(17)
Net of tax	8	10	16	47
Net unrealized gains (losses) on available-for-sale securities	4,026	(16,170)	59,612	(73,475)
Unrealized gains (losses) on derivative instruments
Before tax	29,964	(10,843)	88,037	(92,934)
Tax effect	(7,791)	2,868	(22,890)	24,581
Net unrealized gains (losses) on derivative instruments	22,173	(7,975)	65,147	(68,353)
Foreign currency adjustment
Before tax	21,398	(3,558)	21,120	(11,207)
Tax effect	(3,815)	653	(3,777)	2,068
Net foreign currency adjustment	17,583	(2,905)	17,343	(9,139)
Total other comprehensive income (loss)	43,782	(27,050)	142,102	(150,967)
Comprehensive income	$239,309	$125,338	$526,668	$188,715
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at March 31, 2024	$412,500	$61,798	$1,954,532	$(5,757)	$3,498,475	$(485,148)	$5,436,400
Net income	—	—	—	—	152,388	—	152,388
Other comprehensive loss, net of tax	—	—	—	—	—	(27,050)	(27,050)
Cash dividends declared on common stock, $0.45 per share	—	—	—	—	(28,256)	—	(28,256)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	8,950	—	—	—	8,950
Common stock issued for:
Restricted stock awards	—	18	(50)	(3)	—	—	(35)
Employee stock purchase plan	—	9	893	—	—	—	902
Director compensation plan	—	—	320	—	—	—	320
Balance at June 30, 2024	$412,500	$61,825	$1,964,645	$(5,760)	$3,615,616	$(512,198)	$5,536,628

Balance at January 1, 2024	$412,500	$61,269	$1,943,806	$(2,217)	$3,345,399	$(361,231)	$5,399,526
Net income	—	—	—	—	339,682	—	339,682
Other comprehensive loss, net of tax	—	—	—	—	—	(150,967)	(150,967)
Cash dividends declared on common stock, $0.90 per share	—	—	—	—	(55,483)	—	(55,483)
Dividends on Series D preferred stock, $0.82 per share and Series E preferred stock, $859.38 per share	—	—	—	—	(13,982)	—	(13,982)
Stock-based compensation	—	—	18,107	—	—	—	18,107
Common stock issued for:
Exercise of stock options	—	1	24	—	—	—	25
Restricted stock awards	—	523	(519)	(3,543)	—	—	(3,539)
Employee stock purchase plan	—	17	1,626	—	—	—	1,643
Director compensation plan	—	15	1,601	—	—	—	1,616
Balance at June 30, 2024	$412,500	$61,825	$1,964,645	$(5,760)	$3,615,616	$(512,198)	$5,536,628

Balance at March 31, 2025	$412,500	$67,007	$2,494,347	$(9,156)	$4,045,854	$(410,015)	$6,600,537
Net income	—	—	—	—	195,527	—	195,527
Other comprehensive income, net of tax	—	—	—	—	—	43,782	43,782
Cash dividends declared on common stock, $0.50 per share	—	—	—	—	(33,467)	—	(33,467)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	10,164	—	—	—	10,164
Issuance of Series F Preferred Stock	425,000	—	(10,788)	—	—	—	414,212
Common stock issued for:
Exercise of stock options	—	—	1	—	—	—	1
Restricted stock awards	—	8	(8)	—	—	—	—
Employee stock purchase plan	—	9	981	—	—	—	990
Director compensation plan	—	1	940	—	—	—	941
Balance at June 30, 2025	$837,500	$67,025	$2,495,637	$(9,156)	$4,200,923	$(366,233)	$7,225,696

Balance at January 1, 2025	$412,500	$66,560	$2,482,561	$(6,153)	$3,897,164	$(508,335)	$6,344,297
Net income	—	—	—	—	384,566	—	384,566
Other comprehensive income, net of tax	—	—	—	—	—	142,102	142,102
Cash dividends declared on common stock, $1.00 per share	—	—	—	—	(66,825)	—	(66,825)
Dividends on Series D preferred stock, $0.82 per share and Series E preferred stock, $859.38 per share	—	—	—	—	(13,982)	—	(13,982)
Stock-based compensation	—	—	20,575	—	—	—	20,575
Issuance of Series F Preferred Stock	425,000	—	(10,788)	—	—	—	414,212
Common stock issued for:
Exercise of stock options	—	5	215	—	—	—	220
Restricted stock awards	—	425	(425)	(3,003)	—	—	(3,003)
Employee stock purchase plan	—	16	1,749	—	—	—	1,765
Director compensation plan	—	19	1,750	—	—	—	1,769
Balance at June 30, 2025	$837,500	$67,025	$2,495,637	$(9,156)	$4,200,923	$(366,233)	$7,225,696
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024
Operating Activities:
Net income	$384,566	$339,682
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	46,197	61,734
Depreciation, amortization and accretion, net	60,352	45,142
Stock-based compensation expense	20,575	18,107
Accretion of discount/premium on securities, net	(1,787)	(347)
Accretion of discount and deferred fees on loans, net	(10,341)	(7,127)
Mortgage servicing rights fair value changes	21,732	1,448
Non-designated derivatives fair value changes, net	75,299	(9,566)
Originations and purchases of mortgage loans held-for-sale	(1,141,999)	(1,197,799)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	7,244	(3,896)
Proceeds from sales of mortgage loans held-for-sale	1,149,356	1,083,551
Bank owned life insurance (“BOLI”) gains	(3,053)	(3,002)
Decrease in trading securities, net	4,072	573
Decrease (increase) in brokerage customer receivables, net	18,102	(3,090)
Gains on mortgage loans sold	(28,461)	(25,640)
Gains on premium financing receivables sold	—	(4,575)
(Gains) losses on investment securities, net, and dividend reinvestment on equity securities	(3,846)	2,956
Losses (gains) on sales of premises and equipment, net	409	(112)
Losses (gains) on sales and fair value adjustments of other real estate owned, net	816	(316)
Decrease (increase) in accrued interest receivable and other assets, net	90,322	(88,565)
(Decrease) increase in accrued interest payable and other liabilities, net	(240,645)	83,207
Net Cash Provided by Operating Activities	448,910	292,365
Investing Activities:
Proceeds from calls and sales of available-for-sale securities	465,078	690,866
Proceeds from payments and maturities of available-for-sale securities	259,210	193,605
Proceeds from payments, maturities and calls of held-to-maturity securities	110,752	100,276
Proceeds from sales of equity securities with readily determinable fair value	5,000	51,792
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	—	2,226
Purchases of available-for-sale securities	(1,587,099)	(1,118,596)
Purchases of equity securities with readily determinable fair value	(56,019)	(24,000)
Purchases of equity securities without readily determinable fair value	(1,053)	(5,972)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(680)	(51,492)
Distributions from investments in partnerships, net	1,161	2,239
Proceeds from sales of premium financing receivables, net	—	627,450
Proceeds from sales of other real estate owned	—	1,752
Increase in interest-bearing deposits with banks, net	(150,218)	(743,606)
Increase in loans, net	(2,957,473)	(3,241,661)
Redemption of BOLI	—	306
Purchases of premises and equipment, net	(9,710)	(49,759)
Net Cash Used for Investing Activities	(3,921,051)	(3,564,574)
Financing Activities:
Increase in deposit accounts, net	3,304,462	2,651,854
Increase (decrease) in other borrowings, net	70,551	(28,103)
Increase in Federal Home Loan Bank advances, net	—	850,238
Proceeds from the issuance of preferred stock, net	414,212	—
Repayment of subordinated notes	—	(140,000)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and director compensation plan	3,754	3,284
Common stock repurchases for tax withholdings related to stock-based compensation	(3,003)	(3,539)
Dividends paid	(80,807)	(69,465)
Net Cash Provided by Financing Activities	3,709,169	3,264,269
Net Increase (Decrease) in Cash and Cash Equivalents	237,028	(7,940)
Cash and Cash Equivalents at Beginning of Period	458,536	423,464
Cash and Cash Equivalents at End of Period	$695,564	$415,524
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

(2) Recent Accounting Developments

Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. This ASU requires annually that all entities disclose increasingly disaggregated information on amount of income taxes paid. Further, this ASU requires annually that all public entities must disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. This guidance is effective for fiscal years beginning after December 15, 2024, and is to be applied either on a prospective basis or retrospective basis. Early adoption is permitted. The Company expects adoption of this standard will expand income tax disclosures within the consolidated financial statements.

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

Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” which requires an entity involved in an acquisition transaction affected by primarily exchanging equity interests when the legal acquirer is a variable interest entity that meets the definition of a business, to consider specific factors when determining which entity is the accounting acquirer. This guidance is effective for fiscal years beginning after December 15, 2026, including interim periods therein, and is to be applied on a prospective basis to any acquisition transaction that occurs after the initial application date. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$12,979	$39	$—	$13,018
U.S. government agencies	50,000	—	(4,176)	45,824
Municipal	182,761	1,120	(3,237)	180,644
Corporate notes:
Financial issuers	82,000	—	(3,199)	78,801
Other	1,000	—	(2)	998
Mortgage-backed: (1)
Residential mortgage-backed securities	4,618,492	3,960	(478,768)	4,143,684
Commercial (multi-family) mortgage-backed securities	130,464	115	(3,634)	126,945
Collateralized mortgage obligations	311,497	1,863	(17,559)	295,801
Total available-for-sale securities	$5,389,193	$7,097	$(510,575)	$4,885,715
Held-to-maturity securities
U.S. government agencies	$313,540	$—	$(64,071)	$249,469
Municipal	156,753	296	(4,030)	153,019
Mortgage-backed: (1)
Residential mortgage-backed securities	2,775,981	1,637	(548,063)	2,229,555
Commercial (multi-family) mortgage-backed securities	6,333	51	(113)	6,271
Collateralized mortgage obligations	196,446	982	(18,933)	178,495
Corporate notes	53,531	75	(1,000)	52,606
Total held-to-maturity securities	$3,502,584	$3,041	$(636,210)	$2,869,415
Less: Allowance for credit losses	(398)
Held-to-maturity securities, net of allowance for credit losses	$3,502,186
Equity securities with readily determinable fair value	$273,789	$7,047	$(7,114)	$273,722
(1)None of our mortgage-backed securities are subprime.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$37,858	$49	$—	$37,907
U.S. government agencies	50,000	—	(5,055)	44,945
Municipal	188,405	528	(4,340)	184,593
Corporate notes:
Financial issuers	83,997	—	(3,828)	80,169
Other	1,000	—	(7)	993
Mortgage-backed: (1)
Residential Mortgage-backed securities	4,106,641	284	(553,287)	3,553,638
Commercial (multi-family) mortgage-backed securities	19,064	23	(755)	18,332
Collateralized mortgage obligations	238,574	1,187	(18,856)	220,905
Total available-for-sale securities	$4,725,539	$2,071	$(586,128)	$4,141,482
Held-to-maturity securities
U.S. government agencies	$313,539	$—	$(69,127)	$244,412
Municipal	161,016	243	(5,290)	155,969
Mortgage-backed: (1)
Residential Mortgage-backed securities	2,864,927	—	(605,014)	2,259,913
Commercial (multi-family) mortgage-backed securities	6,364	—	(252)	6,112
Collateralized mortgage obligations	211,023	815	(22,683)	189,155
Corporate notes	56,851	8	(1,870)	54,989
Total held-to-maturity securities	$3,613,720	$1,066	$(704,236)	$2,910,550
Less: Allowance for credit losses	(457)
Held-to-maturity securities, net of allowance for credit losses	$3,613,263
Equity securities with readily determinable fair value	$220,758	$2,905	$(8,251)	$215,412
(1)None of our mortgage-backed securities are subprime.

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$102,721	$5	$(14)	$102,712
U.S. government agencies	50,000	—	(4,808)	45,192
Municipal	151,347	390	(5,129)	146,608
Corporate notes:
Financial issuers	83,996	—	(7,011)	76,985
Other	1,000	—	(10)	990
Mortgage-backed: (1)
Mortgage-backed securities	4,320,215	361	(541,742)	3,778,834
Commercial (multi-family) mortgage-backed securities	18,096	8	(626)	17,478
Collateralized mortgage obligations	179,315	629	(18,786)	161,158
Total available-for-sale securities	$4,906,690	$1,393	$(578,126)	$4,329,957
Held-to-maturity securities
U.S. government agencies	$336,458	$—	$(70,928)	$265,530
Municipal	166,400	155	(6,789)	159,766
Mortgage-backed: (1)
Residential mortgage-backed securities	2,962,721	—	(591,601)	2,371,120
Commercial (multi-family) mortgage-backed securities	6,390	—	(300)	6,090
Collateralized mortgage obligations	227,247	362	(23,636)	203,973
Corporate notes	57,199	—	(3,211)	53,988
Total held-to-maturity securities	$3,756,415	$517	$(696,465)	$3,060,467
Less: Allowance for credit losses	(491)
Held-to-maturity securities, net of allowance for credit losses	$3,755,924
Equity securities with readily determinable fair value	$117,674	$2,882	$(8,383)	$112,173
(1)None of our mortgage-backed securities are subprime.

Equity securities without readily determinable fair values totaled $66.7 million as of June 30, 2025. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. During the three months ended June 30, 2025, the Company recorded no adjustment related to such observable price changes. During the six months ended June 30, 2025, the Company recorded no upward adjustment and a downward adjustment of $20,000 related to such observable price changes. During the three and six months ended June 30, 2024, the Company recorded no upward or downward adjustments related to such observable price changes. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three and six months ended June 30, 2025, the Company recorded $1.1 million impairment of equity securities without readily determinable fair values. During the three and six months ended June 30, 2024, the Company recorded $3.7 million impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	45,824	(4,176)	45,824	(4,176)
Municipal	46,160	(720)	50,763	(2,517)	96,923	(3,237)
Corporate notes:
Financial issuers	—	—	78,801	(3,199)	78,801	(3,199)
Other	—	—	998	(2)	998	(2)
Mortgage-backed: (1)
Residential mortgage-backed securities	1,037,618	(12,905)	2,177,836	(465,863)	3,215,454	(478,768)
Commercial (multi-family) mortgage-backed securities	92,662	(3,238)	6,107	(396)	98,769	(3,634)
Collateralized mortgage obligations	—	—	64,098	(17,559)	64,098	(17,559)
Total available-for-sale securities	$1,176,440	$(16,863)	$2,424,427	$(493,712)	$3,600,867	$(510,575)
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

The Company does not consider available-for-sale securities with unrealized losses at June 30, 2025 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at June 30, 2025 were primarily mortgage-backed securities with unrealized losses due to increased market rates during such period.

See Note (7) “Allowance for Credit Losses” in Item 1 of this report for further discussion regarding any credit losses associated with held-to-maturity securities at June 30, 2025.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Realized gains on investment securities	$94	$1,325	$283	$2,360
Realized losses on investment securities	(263)	(21)	(624)	(129)
Net realized (losses) gains on investment securities	(169)	1,304	(341)	2,231
Unrealized gains on equity securities with readily determinable fair value	1,892	74	5,337	1,108
Unrealized losses on equity securities with readily determinable fair value	—	(1,931)	(57)	(2,564)
Net unrealized gains on equity securities with readily determinable fair value	1,892	(1,857)	5,280	(1,456)
Downward adjustments of equity securities without readily determinable fair values	—	—	(20)	—
Impairment of equity securities without readily determinable fair values	(1,073)	(3,729)	(1,073)	(3,731)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(1,073)	(3,729)	(1,093)	(3,731)
Gains (losses) on investment securities, net	$650	$(4,282)	$3,846	$(2,956)

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2025, December 31, 2024 and June 30, 2024, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2025		December 31, 2024		June 30, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$62,253	$62,243	$89,578	$89,392	$145,856	$145,599
Due in one to five years	151,056	148,424	157,883	153,325	139,409	131,506
Due in five to ten years	88,408	84,792	89,125	84,240	84,756	79,216
Due after ten years	27,023	23,826	24,674	21,650	19,043	16,166
Mortgage-backed	5,060,453	4,566,430	4,364,279	3,792,875	4,517,626	3,957,470
Total available-for-sale securities	$5,389,193	$4,885,715	$4,725,539	$4,141,482	$4,906,690	$4,329,957
Held-to-maturity securities
Due in one year or less	$30,097	$29,819	$18,929	$18,658	$8,356	$8,213
Due in one to five years	99,929	98,644	110,897	108,056	114,457	109,845
Due in five to ten years	91,099	86,363	71,846	70,277	85,507	82,499
Due after ten years	302,699	240,268	329,734	258,379	351,737	278,727
Mortgage-backed	2,978,760	2,414,321	3,082,314	2,455,180	3,196,358	2,581,183
Total held-to-maturity securities	$3,502,584	$2,869,415	$3,613,720	$2,910,550	$3,756,415	$3,060,467
Less: Allowance for credit losses	(398)		(457)		(491)
Held-to-maturity securities, net of allowance for credit losses	$3,502,186		$3,613,263		$3,755,924

Securities having a carrying value of $7.3 billion at June 30, 2025 as well as securities having a carrying value of $6.9 billion and $7.6 billion at December 31, 2024 and June 30, 2024, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) discount window, securities sold under repurchase agreements and derivatives. At June 30, 2025, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2025	2024	2024
Balance:
Commercial	$16,387,431	$15,574,551	$14,154,462
Commercial real estate	13,292,010	12,903,944	11,947,197
Home equity	466,815	445,028	356,313
Residential real estate	3,948,782	3,612,765	3,067,335
Premium finance receivables—property & casualty	8,323,176	7,272,042	7,100,753
Premium finance receivables—life insurance	8,506,960	8,147,145	7,962,115
Consumer and other	116,505	99,562	87,356
Total loans, net of unearned income	$51,041,679	$48,055,037	$44,675,531
Mix:
Commercial	32%	32%	31%
Commercial real estate	26	27	27
Home equity	1	1	1
Residential real estate	8	8	7
Premium finance receivables—property & casualty	16	15	16
Premium finance receivables—life insurance	17	17	18
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $284.0 million at June 30, 2025, $267.7 million at December 31, 2024 and $248.3 million at June 30, 2024.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $67.6 million at June 30, 2025, $78.2 million at December 31, 2024 and $89.6 million at June 30, 2024.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $341.3 million at June 30, 2025, $332.8 million at December 31, 2024, and $297.2 million at June 30, 2024.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at June 30, 2025, December 31, 2024 and June 30, 2024:

As of June 30, 2025		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$80,877	$—	$34,855	$45,103	$16,226,596	$16,387,431
Commercial real estate
Construction and development	3,200	—	3,271	1,721	2,520,925	2,529,117
Non-construction	29,628	—	7,986	49,452	10,675,827	10,762,893
Home equity	1,780	—	138	2,971	461,926	466,815
Residential real estate, excluding early buy-out loans	28,047	—	8,954	38	3,777,676	3,814,715
Premium finance receivables—property & casualty	30,404	14,350	25,641	29,460	8,223,321	8,323,176
Premium finance receivables—life insurance	—	327	11,202	34,403	8,461,028	8,506,960
Consumer and other	41	184	61	175	116,044	116,505
Total loans, net of unearned income, excluding early buy-out loans	$173,977	$14,861	$92,108	$163,323	$50,463,343	$50,907,612
Early buy-out loans guaranteed by U.S. government agencies (1)	—	50,639	—	—	83,428	134,067
Total loans, net of unearned income	$173,977	$65,500	$92,108	$163,323	$50,546,771	$51,041,679

As of December 31, 2024		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$73,490	$104	$54,844	$92,551	$15,353,562	$15,574,551
Commercial real estate
Construction and development	2,282	—	1,339	4,634	2,425,826	2,434,081
Non-construction	18,760	—	9,182	26,132	10,415,789	10,469,863
Home equity	1,117	—	1,233	2,148	440,530	445,028
Residential real estate, excluding early buy-out loans	23,762	—	5,708	18,917	3,407,622	3,456,009
Premium finance receivables—property & casualty	28,797	16,031	19,042	68,219	7,139,953	7,272,042
Premium finance receivables—life insurance	6,431	—	72,963	36,405	8,031,346	8,147,145
Consumer and other	2	47	59	882	98,572	99,562
Total loans, net of unearned income, excluding early buy-out loans	$154,641	$16,182	$164,370	$249,888	$47,313,200	$47,898,281
Early buy-out loans guaranteed by U.S. government agencies (1)	—	33,952	618	2,335	119,851	156,756
Total loans, net of unearned income	$154,641	$50,134	$164,988	$252,223	$47,433,051	$48,055,037
(1)Early buy-out loans are insured or guaranteed by the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

As of June 30, 2024		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$51,087	$304	$16,485	$36,358	$14,050,228	$14,154,462
Commercial real estate
Construction and development	2,528	—	1,699	6,539	2,249,785	2,260,551
Non-construction	45,761	—	4,856	31,526	9,604,503	9,686,646
Home equity	1,100	—	275	1,229	353,709	356,313
Residential real estate, excluding early buy-out loans	18,198	—	1,977	130	2,912,852	2,933,157
Premium finance receivables—property & casualty	32,722	22,427	29,925	45,927	6,969,752	7,100,753
Premium finance receivables—life insurance	—	—	4,118	17,693	7,940,304	7,962,115
Consumer and other	3	121	81	366	86,785	87,356
Total loans, net of unearned income, excluding early buy-out loans	$151,399	$22,852	$59,416	$139,768	$44,167,918	$44,541,353
Early buy-out loans guaranteed by U.S. government agencies (1)	—	45,788	—	—	88,390	134,178
Total loans, net of unearned income	$151,399	$68,640	$59,416	$139,768	$44,256,308	$44,675,531
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at June 30, 2025:

	Year of Origination							Revolving	Total
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial
Pass	$1,861,744	$2,991,867	$1,892,313	$1,365,222	$976,723	$1,209,968	$5,460,274	$22,740	$15,780,851
Special mention	855	31,875	46,077	46,868	19,606	6,020	143,556	2,333	297,190
Substandard accrual	2,331	16,092	27,411	58,712	41,344	15,366	65,095	2,162	228,513
Substandard nonaccrual/doubtful	191	2,562	6,865	22,892	23,196	4,910	19,917	344	80,877
Total commercial, industrial and other	$1,865,121	$3,042,396	$1,972,666	$1,493,694	$1,060,869	$1,236,264	$5,688,842	$27,579	$16,387,431
Construction and development
Pass	$97,381	$594,804	$618,976	$656,080	$92,674	$138,854	$27,249	$—	$2,226,018
Special mention	—	—	29,418	216,463	17,954	16,016	—	—	279,851
Substandard accrual	—	—	750	—	—	15,507	3,791	—	20,048
Substandard nonaccrual/doubtful	—	—	251	1,322	—	1,627	—	—	3,200
Total construction and development	$97,381	$594,804	$649,395	$873,865	$110,628	$172,004	$31,040	$—	$2,529,117
Non-construction
Pass	$917,625	$1,325,021	$1,393,425	$1,761,340	$1,338,836	$3,394,943	$251,779	$1,496	$10,384,465
Special mention	95	851	42,162	21,645	36,419	41,316	2,316	—	144,804
Substandard accrual	—	19,905	2,371	70,854	57,748	52,286	832	—	203,996
Substandard nonaccrual/doubtful	1,257	—	1,363	305	151	26,552	—	—	29,628
Total non-construction	$918,977	$1,345,777	$1,439,321	$1,854,144	$1,433,154	$3,515,097	$254,927	$1,496	$10,762,893
Home equity
Pass	$4	$240	$48	$379	$306	$13,167	$432,865	$5,107	$452,116
Special mention	—	10	51	217	—	2,471	5,021	—	7,770
Substandard accrual	—	—	15	27	29	3,695	1,383	—	5,149
Substandard nonaccrual/doubtful	—	711	—	88	202	779	—	—	1,780
Total home equity	$4	$961	$114	$711	$537	$20,112	$439,269	$5,107	$466,815
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$3,819	$9,245	$5,931	$6,016	$109,056	$—	$—	$134,067
Pass	543,216	817,417	450,707	779,797	733,763	428,540	—	—	3,753,440
Special mention	—	426	5,908	5,601	2,019	9,538	—	—	23,492

Substandard accrual	61	137	710	3,372	1,679	3,777	—	—	9,736
Substandard nonaccrual/doubtful	—	971	5,031	6,941	7,000	8,104	—	—	28,047
Total residential real estate	$543,277	$822,770	$471,601	$801,642	$750,477	$559,015	$—	$—	$3,948,782
Premium finance receivables - property and casualty
Pass	$6,914,153	$1,255,016	$6,805	$2,107	$2,083	$—	$—	$—	$8,180,164
Special mention	71,899	19,086	7	—	—	—	—	—	90,992
Substandard accrual	10,739	10,871	—	4	2	—	—	—	21,616
Substandard nonaccrual/doubtful	6,191	23,797	414	—	2	—	—	—	30,404
Total premium finance receivables - property and casualty	$7,002,982	$1,308,770	$7,226	$2,111	$2,087	$—	$—	$—	$8,323,176
Premium finance receivables - life (1)
Pass	$278,040	$670,927	$500,062	$700,495	$1,042,504	$5,314,605	$—	$—	$8,506,633
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	327	—	—	327
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$278,040	$670,927	$500,062	$700,495	$1,042,504	$5,314,932	$—	$—	$8,506,960
Consumer and other
Pass	$3,702	$2,988	$2,129	$434	$672	$35,045	$71,211	$—	$116,181
Special mention	15	39	2	3	—	109	6	—	174
Substandard accrual	—	4	1	82	—	16	6	—	109
Substandard nonaccrual/doubtful	—	3	1	—	—	37	—	—	41
Total consumer and other	$3,717	$3,034	$2,133	$519	$672	$35,207	$71,223	$—	$116,505
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$3,819	$9,245	$5,931	$6,016	$109,056	$—	$—	$134,067
Pass	10,615,865	7,658,280	4,864,465	5,265,854	4,187,561	10,535,122	6,243,378	29,343	49,399,868
Special mention	72,864	52,287	123,625	290,797	75,998	75,470	150,899	2,333	844,273
Substandard accrual	13,131	47,009	31,258	133,051	100,802	90,974	71,107	2,162	489,494
Substandard nonaccrual/doubtful	7,639	28,044	13,925	31,548	30,551	42,009	19,917	344	173,977
Total loans	$10,709,499	$7,789,439	$5,042,518	$5,727,181	$4,400,928	$10,852,631	$6,485,301	$34,182	$51,041,679
Gross write offs
Three months ended June 30, 2025	$1,281	$7,117	$1,979	$1,291	$318	$6,509	$—	$—	$18,495
Six months ended June 30, 2025	$1,404	$14,803	$3,789	$3,381	$2,147	$10,420	$—	$—	$35,944
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

As of June 30, 2025	Year of Origination						Total
(In thousands)	2025	2024	2023	2022	2021	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$—	$135,000	$147,825	$30,715	$313,540
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$—	$—	$—	$135,000	$147,825	$30,715	$313,540
Municipal
1-4 internal grade	$—	$—	$4,091	$1,030	$6,767	$142,741	$154,629
5-7 internal grade	—	—	—	—	—	2,124	2,124
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$—	$4,091	$1,030	$6,767	$144,865	$156,753
Mortgage-backed securities
1-4 internal grade	$—	$—	$310,359	$508,750	$2,159,651	$—	$2,978,760
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$—	$—	$310,359	$508,750	$2,159,651	$—	$2,978,760
Corporate notes
1-4 internal grade	$—	$—		$14,971	$—	$38,560	$53,531
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$—	$—	$14,971	$—	$38,560	$53,531
Total held-to-maturity securities							$3,502,584
Less: Allowance for credit losses							(398)
Held-to-maturity securities, net of allowance for credit losses							$3,502,186

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

	June 30,	December 31,	June 30,
(In thousands)	2025	2024	2024
Allowance for loan losses	$391,654	$364,017	$363,719
Allowance for unfunded lending-related commitments losses	65,409	72,586	73,350
Allowance for loan losses and unfunded lending-related commitments losses	457,063	436,603	437,069
Allowance for held-to-maturity securities losses	398	457	491
Allowance for credit losses	$457,461	$437,060	$437,560

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of June 30, 2025, excluding loans carried at fair value, substandard nonaccrual loans totaling $54.1 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and six months ended June 30, 2025 and June 30, 2024 is as follows:

Three months ended June 30, 2025		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$201,183	$210,010	$9,139	$10,652	$16,039	$918	$447,941
Other adjustments	—	—	—	—	180	—	180
Charge-offs	(6,148)	(5,711)	(111)	—	(6,346)	(179)	(18,495)
Recoveries	1,746	10	30	2	3,335	32	5,155
Provision for credit losses - Other	(2,213)	20,049	163	801	3,404	78	22,282
Allowance for credit losses at period end	$194,568	$224,358	$9,221	$11,455	$16,612	$849	$457,063
By measurement method:
Individually measured	$35,129	$8,127	$—	$103	$—	$4	$43,363
Collectively measured	159,439	216,231	9,221	11,352	16,612	845	413,700
Loans at period end
Individually measured	$80,877	$32,828	$1,780	$27,960	$—	$41	$143,486
Collectively measured	16,306,554	13,259,182	465,035	3,783,938	16,830,136	116,464	50,761,309
Loans held at fair value	—	—	—	136,884	—		136,884

Three months ended June 30, 2024	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$166,518	$226,052	$7,191	$13,701	$13,330	$383	$427,175
Other adjustments	—	—	—	—	(19)	—	(19)
Charge-offs	(9,584)	(15,526)	—	(23)	(9,486)	(137)	(34,756)
Recoveries	950	90	35	8	3,663	24	4,770
Provision for credit losses	24,107	13,112	16	(4,913)	7,258	319	39,899
Allowance for credit losses at period end	$181,991	$223,728	$7,242	$8,773	$14,746	$589	$437,069
By measurement method:
Individually measured	$30,927	$6,330	$—	$32	$—	$1	$37,290
Collectively measured	151,064	217,398	7,242	8,741	14,746	588	399,779
Loans at period end
Individually measured	$51,087	$48,289	$1,100	$17,807	$—	$3	$118,286
Collectively measured	14,103,375	11,898,908	355,213	2,913,694	15,062,868	87,353	44,421,411
Loans held at fair value	—	—	—	135,834	—	—	135,834

Six months ended June 30, 2025		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$175,837	$222,856	$8,943	$10,335	$17,820	$812	$436,603
Other adjustments	—	—	—	—	184	—	184
Charge-offs	(15,870)	(6,165)	(111)	—	(13,472)	(326)	(35,944)
Recoveries	2,675	22	246	138	6,822	61	9,964
Provision for credit losses - Other	31,926	7,645	143	982	5,258	302	46,256
Allowance for credit losses at period end	$194,568	$224,358	$9,221	$11,455	$16,612	$849	$457,063

Six months ended June 30, 2024		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$169,604	$223,853	$7,116	$13,133	$13,069	$490	$427,265
Other adjustments	—	—	—	—	(50)	—	(50)
Charge-offs	(20,799)	(20,995)	(74)	(61)	(16,424)	(244)	(58,597)
Recoveries	1,429	121	64	10	5,190	47	6,861
Provision for credit losses	31,757	20,749	136	(4,309)	12,961	296	61,590
Allowance for credit losses at period end	$181,991	$223,728	$7,242	$8,773	$14,746	$589	$437,069

For the three and six months ended June 30, 2025, the Company recognized approximately $22.3 million and $46.3 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of losses experienced in the Commercial, Commercial Real Estate and Premium Finance Receivables portfolios along with growth across various segments, which was offset by improved macroeconomic forecasts related to Baa credit spread and CRE Price Index. However, uncertainties remain regarding future economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of June 30, 2025, thus a macroeconomic uncertainty qualitative overlay continued to be applied in the second quarter of 2025, related to widening credit spreads. Net charge-offs in the three and six month periods ended June 30, 2025, totaled $13.3 million and $26.0 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three and six month periods ended June 30, 2025, the Company recognized approximately $(48,000) and $(59,000), respectively, of provision for credit losses related to held-to-maturity securities. At June 30, 2025, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At June 30, 2025, the Company had no foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $58.2 million and $43.8 million at June 30, 2025 and 2024, respectively.

The tables below presents a summary of the period-end balance of loans to borrowers experiencing financial difficulties during the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$35	0.0%	$—	$11	$—	$—	$24
Commercial real estate
Construction and development	—	—	—	—	—	—	—
Non-construction	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential real estate	282	0.0	—	282	—	—	—
Premium finance receivables—property & casualty	885	0.0	885	—	—	—	—
Total loans	$1,202	0.0%	$885	$293	$—	$—	$24

		Weighted Average Magnitude of Modifications:
Three Months Ended June 30, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$35	51	72	—
Commercial real estate
Construction and development	—	—	—	—
Non-construction	—	—	—	—
Home equity	—	—	—	—
Residential real estate	282	—	123	—
Premium finance receivables—property & casualty	885	12	—	—
Total loans	$1,202	13	117	—

Three Months Ended June 30, 2024 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$2,161	0.0%	$2,010	$—	$—	$97	$54
Commercial real estate - Non-construction	340	0.0	21	—	319	—	—
Residential real estate	81	0.0	81	—	—	—	—
Premium finance receivables—property & casualty	6	0.0	3	3	—	—	—
Total loans	$2,588	0.0%	$2,115	$3	$319	$97	$54

		Weighted Average Magnitude of Modifications:
Three Months Ended June 30, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$2,161	5	143	34
Commercial real estate - Non-construction	340	13	—	0
Residential real estate	81	12	—	—
Premium finance receivables—property & casualty	6	2	86	—
Total loans	$2,588	7	140	34

Six Months Ended June 30, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$12,732	0.2%	$12,465	$11	$31	$—	$225
Commercial real estate
Construction and development	—	—	—	—	—	—	—
Non-construction	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential real estate	1,144	0.0	162	282	—	—	700
Premium finance receivables—property & casualty	885	0.0	885	—	—	—	—
Total loans	$14,761	0.0	$13,512	$293	$31	$—	$925

		Weighted Average Magnitude of Modifications:
Six Months Ended June 30, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$12,732	10	50	—
Commercial real estate
Construction and development	—	—	—	—
Non-construction	—	—	—	—
Home equity	—	—	—	—
Residential real estate	1,144	48	152	—
Premium finance receivables—property & casualty	885	12	—	—
Total loans	$14,761	12	138	—

Six Months Ended June 30, 2024 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$3,219	0.0%	$2,956	$—	$—	$97	$166
Commercial real estate - Non-construction	1,469	0.0	293	—	319	857	—
Home equity	89	0.0	89	—	—	—	—
Residential real estate	282	0.0	114	168	—	—	—
Premium finance receivables—property & casualty	6	0.0	3	3	—	—	—
Total loans	$5,065	0.0%	$3,455	$171	$319	$954	$166

		Weighted Average Magnitude of Modifications:
Six months ended June 30, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$3,219	8	113	34
Commercial real estate - Non-construction	1,469	29	—	16
Home equity	89	12	—	—
Residential real estate	282	19	201	—
Premium finance receivables—property & casualty	$6	2	86	$—
Total loans	$5,065	11	$156	18

The Company had commitments of $21.0 million and $5.1 million as of June 30, 2025 and June 30, 2024, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	For the Twelve Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Twelve Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Total	Payments in Default (1)	Payments in Default (1)	Total	Payments in Default (1)	Payments in Default (1)
Commercial	$20,731	$11	$123	$4,685	$1,784	$1,784
Commercial real estate
Construction and development	—	—	—	2,486	—	—
Non-construction	752	—	—	2,644	639	2,443
Home equity	—	—	—	586	—	—
Residential real estate	1,144	—	700	417	384	384
Premium finance receivables—property & casualty	1,230	885	885	18	14	14
Total loans	$23,857	$896	$1,708	$10,836	$2,821	$4,625
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2024	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2025
Community banking	$687,754	$—	$—	$—	$687,754
Specialty finance	37,193	—	—	1,202	38,395
Wealth management	71,995	—	—	—	71,995
Total	$796,942	$—	$—	$1,202	$798,144

The specialty finance unit’s goodwill increased $1.2 million in the first six months of 2025 as a result of foreign currency translation adjustments related to the prior Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of June 30, 2025, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of June 30, 2025 is as follows:

(In thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$158,106	$158,106	$55,206
Accumulated amortization	(67,301)	(56,784)	(47,666)
Net carrying amount	$90,805	$101,322	$7,540
Trademark with indefinite lives:
Carrying amount	13,800	13,800	5,800
Total net carrying amount	$104,605	$115,122	$13,340
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,962	$1,959	$1,961
Accumulated amortization	(1,915)	(1,881)	(1,861)
Net carrying amount	$47	$78	$100
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$26,630	$26,630
Accumulated amortization	(20,787)	(20,140)	(19,463)
Net carrying amount	$5,843	$6,490	$7,167
Total acquisition-related intangible assets:
Gross carrying amount	$200,498	$200,495	$89,597
Accumulated amortization	(90,003)	(78,805)	(68,990)
Total other acquisition-related intangible assets, net	$110,495	$121,690	$20,607

Estimated amortization
Actual in six months ended June 30, 2025	$11,198
Estimated remaining in 2025	10,203
Estimated—2026	18,830
Estimated—2027	16,333
Estimated—2028	13,908
Estimated—2029	11,536

The core deposit intangibles recognized in connection with the Company’s bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line or accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with prior acquisitions. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis. Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $11.2 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2025	2024	2025	2024
Fair value at beginning of the period	$196,307	$201,044	$203,788	$192,456
Additions from loans sold with servicing retained	6,336	8,223	11,005	13,602
Estimate of changes in fair value due to:
Payoffs, paydowns and repurchases	(5,616)	(5,534)	(10,252)	(9,920)
Changes in valuation inputs or assumptions	(3,966)	877	(11,480)	8,472
Fair value at end of the period	$193,061	$204,610	$193,061	$204,610
Unpaid principal balance of mortgage loans serviced for others	$12,470,924	$12,211,027

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects not to designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of June 30, 2025 and June 30, 2024, see Note (14) “Derivative Financial Instruments” in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Balance:
Non-interest-bearing	$10,877,166	$11,410,018	$10,031,440
NOW and interest-bearing demand deposits	6,795,725	5,865,546	5,053,909
Wealth management deposits	1,595,764	1,469,064	1,490,711
Money market	19,556,041	17,975,191	16,320,017
Savings	6,659,419	6,372,499	5,882,179
Time certificates of deposit	10,332,696	9,420,031	9,270,770
Total deposits	$55,816,811	$52,512,349	$48,049,026
Mix:
Non-interest-bearing	19%	22%	21%
NOW and interest-bearing demand deposits	12	11	11
Wealth management deposits	3	3	3
Money market	35	34	34
Savings	12	12	12
Time certificates of deposit	19	18	19
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	June 30, 2025	December 31, 2024	June 30, 2024
FHLB advances	$3,151,309	$3,151,309	$3,176,309
Other borrowings:
Notes payable	128,500	142,763	157,024
Secured borrowings	440,558	334,934	391,395
Other	56,334	57,106	58,160
Total other borrowings	625,392	534,803	606,579
Subordinated notes	298,458	298,283	298,113
Total FHLB advances, other borrowings and subordinated notes	$4,075,159	$3,984,395	$4,081,001

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances,” Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2024 Form 10-K.

Notes Payable
Notes payable balances represent the balances on the Company’s credit agreement with certain unaffiliated banks. At June 30, 2025, the outstanding principal balance under the term loan facility was $128.5 million and there was no outstanding balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2025, the Company was in compliance with all such covenants.

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

At June 30, 2025, the translated balance of the secured borrowings totaled $426.2 million compared to $323.2 million at December 31, 2024 and $380.3 million at June 30, 2024. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus fee rate of 0.825%.

The remaining $14.4 million, $11.7 million and $11.1 million within secured borrowings at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, represent other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings represent a promissory note (“Promissory Note”) issued by the Company in June 2017. Subsequent amendments to the Promissory Note since issuance increased the principal amount to $66.4 million, changed the interest rate to a floating rate equal to 1-month CME Term SOFR plus a spread of 1.40% and extended the maturity date to March 31, 2028. The Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At June 30, 2025, the Company was in compliance with all such covenants.

Subordinated Notes

At June 30, 2025, the Company had outstanding subordinated notes totaling $298.5 million compared to $298.3 million and $298.1 million at December 31, 2024 and June 30, 2024, respectively. The notes issued in 2019 have a stated interest rate of 4.85% and mature in June 2029. In the second quarter of 2024, the Company repaid the $140.0 million of subordinated notes issued in 2014. The notes had a stated interest rate of 5.00% and matured in June 2024.

(12) Junior Subordinated Debentures

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2025. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure (1)	Contractual Rate at 6/30/2025	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	S+0.26161+3.25	7.77%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	S+0.26161+2.80	7.36%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	S+0.26161+2.60	7.16%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	S+0.26161+1.95	6.53%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	S+0.26161+1.45	6.01%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	S+0.26161+1.63	6.21%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	S+0.26161+3.00	7.54%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	S+0.26161+3.00	7.54%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	S+0.26161+3.00	7.56%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	S+0.26161+1.75	6.33%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	S+0.26161+1.62	6.20%	06/2007	09/2037	06/2012
Total			$253,566		6.76%
(1)The interest rates on the variable rate junior subordinated debentures are based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) and reset on a quarterly basis.

The junior subordinated debentures totaled $253.6 million at June 30, 2025, December 31, 2024 and June 30, 2024. At June 30, 2025, the weighted average contractual interest rate on the junior subordinated debentures was 6.76%.

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

The following is a summary of certain operating information for reportable segments:

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
Three Months Ended June 30, 2025:
Interest income	$800,316	$102,737	$4,964	$908,017	$12,891	$920,908
Interest expense	363,660	10,427	127	374,214	—	374,214
Net interest income	436,656	92,310	4,837	533,803	12,891	546,694
Provision for credit losses	20,478	1,756	—	22,234	—	22,234
Non-interest income	75,498	33,524	39,538	148,560	(24,471)	124,089
Non-interest expense:
Salaries	96,902	15,638	10,103	122,643	531	123,174
Commissions and incentive compensation	33,325	9,976	12,570	55,871	—	55,871
Benefits	32,107	5,906	2,483	40,496	—	40,496
Other segment expenses (1)	139,710	25,090	9,231	174,031	(12,111)	161,920
Total non-interest expense	302,044	56,610	34,387	393,041	(11,580)	381,461
Income before taxes	189,632	67,468	9,988	267,088	—	267,088
Income tax expense	50,499	18,672	2,390	71,561	—	71,561
Net income	$139,133	$48,796	$7,598	$195,527	$—	$195,527
Total assets at period end	$55,924,843	$12,062,568	$995,907	$68,983,318	$—	$68,983,318
Three Months Ended June 30, 2024:
Interest income	$725,514	$107,650	$8,156	$841,320	$8,659	$849,979
Interest expense	366,682	12,459	228	379,369	—	379,369
Net interest income	358,832	95,191	7,928	461,951	8,659	470,610
Provision for credit losses	36,325	3,736	—	40,061	—	40,061
Non-interest income	71,619	32,317	35,605	139,541	(18,394)	121,147
Non-interest expense:
Salaries	88,294	15,747	9,431	113,472	388	113,860
Commissions and incentive compensation	31,251	8,580	12,320	52,151	—	52,151
Benefits	25,546	4,601	2,383	32,530	—	32,530
Other segment expenses (1)	121,123	22,314	8,498	151,935	(10,123)	141,812
Total non-interest expense	266,214	51,242	32,632	350,088	(9,735)	340,353
Income before taxes	127,912	72,530	10,901	211,343	—	211,343
Income tax expense	36,677	19,439	2,839	58,955	—	58,955
Net income	$91,235	$53,091	$8,062	$152,388	$—	$152,388
Total assets at period end	$47,611,508	$11,014,840	$1,155,168	$59,781,516	$—	$59,781,516
(1)Other segment items include non-interest expense categories such as ‘Software & Equipment’, ‘Data processing’, ‘Advertising and Marketing’, ‘FDIC Insurance’, and ‘Occupancy’. See “Non-Interest Expense” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q for further discussion on non-interest expense.

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
Six Months Ended June 30, 2025:
Interest income	$1,569,284	$204,435	$10,495	$1,784,214	$23,659	$1,807,873
Interest expense	713,617	20,818	270	734,705	—	734,705
Net interest income	855,667	183,617	10,225	1,049,509	23,659	1,073,168
Provision for credit losses	42,906	3,291	—	46,197	—	46,197
Non-interest income	148,991	64,563	73,328	286,882	(46,159)	240,723
Non-interest expense:
Salaries	195,488	31,400	19,207	246,095	996	247,091
Commissions and incentive compensation	65,462	19,017	23,928	108,407	—	108,407
Benefits	59,481	10,624	5,464	75,569	—	75,569
Other segment expenses (1)	272,200	48,535	19,245	339,980	(23,496)	316,484
Total non-interest expense	592,631	109,576	67,844	770,051	(22,500)	747,551
Income before taxes	369,121	135,313	15,709	520,143	—	520,143
Income tax expense	95,718	36,224	3,635	135,577	—	135,577
Net income	$273,403	$99,089	$12,074	$384,566	$—	$384,566

Six Months Ended June 30, 2024:
Interest income	$1,417,411	$202,794	$16,159	$1,636,364	$19,128	$1,655,492
Interest expense	694,894	25,321	473	720,688	—	720,688
Net interest income	722,517	177,473	15,686	915,676	19,128	934,804
Provision for credit losses	56,717	5,017	—	61,734	—	61,734
Non-interest income	146,255	59,634	94,090	299,979	(38,252)	261,727
Non-interest expense:
Salaries	174,976	30,285	19,873	225,134	898	226,032
Commissions and incentive compensation	61,033	17,219	24,900	103,152	—	103,152
Benefits	50,222	8,915	5,393	64,530	—	64,530
Other segment expenses (1)	237,723	45,095	16,988	299,806	(20,022)	279,784
Total non-interest expense	523,954	101,514	67,154	692,622	(19,124)	673,498
Income before taxes	288,101	130,576	42,622	461,299	—	461,299
Income tax expense	76,819	34,962	9,836	121,617	—	121,617
Net income	$211,282	$95,614	$32,786	$339,682	$—	$339,682

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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2025, December 31, 2024 and June 30, 2024:

	Derivative Assets			Derivative Liabilities
(In thousands)	June 30, 2025	December 31, 2024	June 30, 2024	June 30, 2025	December 31, 2024	June 30, 2024
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$57,245	$7,329	$7,532	$11,314	$56,084	$96,825
Interest rate derivatives designated as Fair Value Hedges	6,207	10,001	12,678	549	87	—
Total derivatives designated as hedging instruments under ASC 815	$63,452	$17,330	$20,210	$11,863	$56,171	$96,825
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$144,350	$177,553	$215,275	$141,880	$183,799	$217,157
Interest rate lock commitments	5,548	1,950	4,795	—	18	67
Forward commitments to sell mortgage loans	4,028	1,297	102	4,048	88	597
Commodity forward contracts	119	766	702	42	583	304
Foreign exchange contracts	3,609	1,131	2,776	3,569	1,091	2,709
Total derivatives not designated as hedging instruments under ASC 815	$157,654	$182,697	$223,650	$149,539	$185,579	$220,834
Total Derivatives	$221,106	$200,027	$243,860	$161,402	$241,750	$317,659

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

As of June 30, 2025, the Company had various interest rate collar and swap derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of June 30, 2025:

	June 30, 2025
	Notional	Fair Value
(In thousands)	Amount	Asset (Liability)
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.250% floor, sell 3.743% cap; matures September 2025	$1,250,000	$(1,226)
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	449
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(7,726)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	(471)
Fixed 3.759%; matures December 2025	250,000	(457)
Fixed 3.680%; matures February 2026	250,000	(567)
Fixed 4.176%; matures March 2026	250,000	268
Fixed 3.915%; matures March 2026	250,000	(165)
Fixed 4.450%; matures July 2026	250,000	1,580
Fixed 3.515%, matures December 2026	250,000	(184)
Fixed 3.512%; matures December 2026	250,000	(196)
Fixed 3.453%; matures February 2027	250,000	(323)
Fixed 4.150%; matures July 2027	250,000	3,452
Fixed 3.748%; matures March 2028	250,000	2,419
Fixed 3.526%; matures March 2028	250,000	989
Fixed 3.993%; matures October 2029	350,000	9,003
Fixed 4.245%; matures November 2029	350,000	12,747
Fixed 3.300%; matures November 2029 (1)	250,000	254
Fixed 3.816%; matures November 2030 (1)	250,000	7,683
Fixed 3.551%; matures November 2030 (1)	250,000	514
Fixed 3.950%; matures February 2031 (2)	250,000	7,235
Fixed 4.250%; matures February 2031 (2)	250,000	10,653
Total Cash Flow Hedges	$7,950,000	$45,931
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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Unrealized gain (loss) at beginning of period	$42,565	$(38,553)	$(15,508)	$43,538
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	4,890	20,524	10,636	40,342
Amount of gain (loss) recognized in other comprehensive income or loss	25,074	(31,367)	77,401	(133,276)
Unrealized gain (loss) at end of period	$72,529	$(49,396)	$72,529	$(49,396)

As of June 30, 2025, the Company estimated that during the next 12 months $2.2 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $13.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $15.5 million reclassified as a reduction to interest income related to the interest rate collars and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2025, the Company had 13 interest rate swaps with an aggregate notional amount of $143.1 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of June 30, 2025:

(In thousands)		June 30, 2025
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$136,963	$(5,624)	$(44)
	Available-for-sale debt securities	532	(4)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Six Months Ended
		June 30, 2025	June 30, 2025
Interest rate swaps	Interest and fees on loans	$(3)	$(6)

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

Interest Rate Derivatives—Periodically, the Company may purchase interest rate cap derivatives designed to act as an economic hedge of the risk of the negative impact on its fixed-rate loan portfolios from rising interest rates. As of June 30, 2025, there were no interest rate caps outstanding that were designed to act as an economic hedge.

Additionally, the Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2025 and December 31, 2024, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $13.7 billion and $13.3 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At June 30, 2025 these interest rate derivatives had maturity dates ranging from July 2025 to January 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2025 and December 31, 2024, the Company had interest rate lock commitments with an aggregate notional amount of approximately $201.0 million and $120.7 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $467.9 million and $377.5 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2025 and December 31, 2024, the Company had commodity derivative transactions with an aggregate notional amount of approximately $2.1 million and $5.2 million, respectively, (all forward contracts with customers and third parties) related to this program. At June 30, 2025, these commodity derivatives had maturity dates ranging from July 2025 to October 2027.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of June 30, 2025 and December 31, 2024, the Company held foreign currency derivatives with an aggregate notional amount of approximately $117.5 million and $97.1 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2025, December 31, 2024 or June 30, 2024.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. The Company held eight interest rate derivatives with an aggregate notional value of $330.0 million at June 30, 2025 and ten interest rate derivatives with an aggregate notional value of and $295.0 million at December 31, 2024, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate swaps and caps	Trading gains, net	$85	$(102)	$(32)	$493
Mortgage banking derivatives	Mortgage banking revenue	(324)	3,721	3,317	3,706
Commodity contracts	Trading gains, net	(37)	130	77	398
Foreign exchange contracts	Trading gains, net	65	11	73	19
Covered call options	Fees from covered call options	5,624	2,056	9,070	6,903
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	2,535	(772)	7,432	(3,349)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. If the Company were to breach any of these provisions, at a time when the derivatives subject to such agreements are in a liability position, and the derivatives were to be terminated as a result, the Company would be required to settle its obligations under the agreements at the termination value and would be required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. As of June 30, 2025, there were $45,000 of derivatives that were subject to such agreements in a net liability position.

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	June 30, 2025	December 31, 2024	June 30, 2024	June 30, 2025	December 31, 2024	June 30, 2024
Gross Amounts Recognized	$207,802	$194,883	$235,485	$153,743	$239,970	$313,982
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(68,680)	(74,656)	(114,662)	(68,680)	(74,656)	(114,662)
Collateral Posted	(67,753)	(78,550)	(85,762)	—	—	—
Net Credit Exposure	$71,369	$41,677	$35,061	$85,063	$165,314	$199,320

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

At June 30, 2025, the Company classified $116.1 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area, southern Wisconsin and west Michigan and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. In the second quarter of 2025, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2025 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At June 30, 2025, the Company classified $27.2 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at June 30, 2025 was 5.44%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.80% with credit loss discount ranging from 0%-24% at June 30, 2025.

Loans held-for-investment—The fair value of loans held-for-investment is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At June 30, 2025, the Company classified $53.0 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at June 30, 2025 was 5.49%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 9.34% at June 30, 2025. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.7 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.26% with credit loss discounts ranging from 0%-18% at June 30, 2025.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At June 30, 2025, the Company classified $193.1 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at June 30, 2025 was 10.43% with discount rates applied ranging from 5%-27%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-91% or a weighted average prepayment speed of 9.34%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $390, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (9) “Mortgage Servicing Rights (“MSRs”)” in Item 1 of this report for further discussion of MSRs.

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

At June 30, 2025, the Company classified $5.5 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at June 30, 2025 was 80.62% with pull-through rates applied ranging from 3% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$13,018	$13,018	$—	$—
U.S. government agencies	45,824	—	45,824	—
Municipal	180,644	—	64,569	116,075
Corporate notes	79,799	—	79,799	—
Mortgage-backed	4,566,430	—	4,566,430	—
Trading account securities	—	—	—	—
Equity securities with readily determinable fair value	273,722	265,656	8,066	—
Mortgage loans held-for-sale	299,606	—	272,438	27,168
Loans held-for-investment	136,884	—	83,847	53,037
MSRs	193,061	—	—	193,061
Nonqualified deferred compensation assets	17,283	—	17,283	—
Derivative assets	221,106	—	215,558	5,548
Total	$6,027,377	$278,674	$5,353,814	$394,889
Derivative liabilities	$161,402	$—	$161,402	$—

	December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$37,907	$37,907	$—	$—
U.S. government agencies	44,945	—	44,945	—
Municipal	184,593	—	62,986	121,607
Corporate notes	81,162	—	81,162	—
Mortgage-backed	3,792,875	—	3,792,875	—
Trading account securities	4,072	—	4,072	—
Equity securities with readily determinable fair value	215,412	207,346	8,066	—
Mortgage loans held-for-sale	331,261	—	270,862	60,399
Loans held-for-investment	158,795	—	123,899	34,896
MSRs	203,788	—	—	203,788
Nonqualified deferred compensation assets	16,653	—	16,653	—
Derivative assets	200,027	—	198,077	1,950
Total	$5,271,490	$245,253	$4,603,597	$422,640
Derivative liabilities	$241,750	$—	$241,750	$—

	June 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$102,712	$102,712	$—	$—
U.S. government agencies	45,192	—	45,192	—
Municipal	146,608	—	50,816	95,792
Corporate notes	77,975	—	77,975	—
Mortgage-backed	3,957,470	—	3,957,470	—
Trading account securities	4,134	—	4,134	—
Equity securities with readily determinable fair value	112,173	104,107	8,066	—
Mortgage loans held-for-sale	411,851	—	371,306	40,545
Loans held-for-investment	135,834	—	90,113	45,721
MSRs	204,610	—	—	204,610
Nonqualified deferred compensation assets	16,041	—	16,041	—
Derivative assets	243,860	—	239,065	4,795
Total	$5,458,460	$206,819	$4,860,178	$391,463
Derivative liabilities	$317,659	$—	$317,659	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2025, December 31, 2024 and June 30, 2024 for mortgage loans held-for-sale measured at fair value under ASC 825 was $313.4 million, $335.9 million and $414.1 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $299.6 million, $331.3 million and $411.9 million, for the same respective periods, as shown in the above tables. At June 30, 2025, $200,000 of mortgage loans held-for-sale were classified as nonaccrual compared to $4.0 million as of December 31, 2024 and $2.1 million as of June 30, 2024. Additionally, there were $27.5 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of June 30, 2025 compared to $59.3 million as of December 31, 2024 and $39.4 million as of June 30, 2024. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at June 30, 2025, December 31, 2024, and June 30, 2024 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of June 30, 2025, December 31, 2024 and June 30, 2024 for loans held-for-investment measured at fair value under ASC 825 was $136.1 million, $157.8 million and $136.1 million, respectively, while the aggregate fair value of loans held-for-investment was $136.9 million, $158.8 million and $135.8 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2025 and 2024 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2025	$121,844	$56,324	$34,002	$196,307	$5,493
Total net (losses) gains included in:
Net income (1)	—	479	565	(3,246)	55
Other comprehensive income or loss	(2,353)	—	—	—	—
Purchases	—	—	—	—	—
Settlements	(3,416)	(44,819)	(7,778)	—	—
Net transfers into Level 3	—	15,184	26,248	—	—
Balance at June 30, 2025	$116,075	$27,168	$53,037	$193,061	$5,548

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2024	$88,219	$33,726	$49,317	$201,044	$6,212
Total net (losses) gains included in:
Net income (1)	—	205	66	3,566	(1,417)
Other comprehensive income or loss	(680)	—	—	—	—
Purchases	9,682	—	—	—	—
Settlements	(1,429)	(10,269)	(7,709)	—	—
Net transfers into Level 3	—	16,883	4,047	—	—
Balance at June 30, 2024	$95,792	$40,545	$45,721	$204,610	$4,795
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2025	$121,607	$60,399	$34,896	$203,788	$1,950
Total net (losses) gains included in:
Net income (1)	—	1,452	836	(10,727)	3,598
Other comprehensive income or loss	(7,431)	—	—	—	—
Purchases	15,282	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(13,383)	(69,420)	(12,725)	—	—
Net transfers into Level 3	—	34,737	30,030	—	—
Balance at June 30, 2025	$116,075	$27,168	$53,037	$193,061	$5,548

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2024	$86,237	$26,835	$60,670	$192,456	$4,510
Total net (losses) gains included in:
Net income (1)	—	272	(251)	12,154	285
Other comprehensive income or loss	(2,668)	—	—	—	—
Purchases	18,066	—	—	—	—
Sales	—	—	—	—	—
Settlements	(5,843)	(20,609)	(23,512)	—	—
Net transfers into Level 3	—	34,047	8,814	—	—
Balance at June 30, 2024	$95,792	$40,545	$45,721	$204,610	$4,795
(1)Changes in the balance of mortgage loans held-for-sale, MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2025:

	June 30, 2025				Three Months Ended June 30, 2025 Fair Value Losses Recognized, net	Six Months Ended June 30, 2025 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$143,486	$—	$—	$143,486	$11,075	$21,155
Other real estate owned (1)	23,615	—	—	23,615	325	816
Total	$167,101	$—	$—	$167,101	$11,400	$21,971
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (7) “Allowance for Credit Losses” in Item 1 of this report. At June 30, 2025, the Company had $143.5 million of individually assessed loans classified as Level 3. All of the $143.5 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At June 30, 2025, the Company had $23.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2025 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Input / Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$116,075	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	27,168	Discounted cash flows	Discount rate	5.44%	5.44%	Decrease
			Credit discount	0% - 24%	0.80%	Decrease
Loans held-for-investment	53,037	Discounted cash flows	Discount rate	5.44% - 6.38%	5.49%	Decrease
			Credit discount	0% - 18%	1.26%	Decrease
			Constant prepayment rate (CPR) - current loans	9.34%	9.34%	Decrease
			Average life - delinquent loans (in years)	1.2 years - 11.5 years	5.7 years	Decrease
MSRs	193,061	Discounted cash flows	Discount rate	5% - 27%	10.43%	Decrease
			Constant prepayment rate (CPR)	0% - 91%	9.34%	Decrease
			Cost of servicing	$70 - $200	$76	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$390	Decrease
Derivatives	5,548	Discounted cash flows	Pull-through rate	3% - 100%	80.62%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	143,486	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	23,615	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2025		At December 31, 2024		At June 30, 2024
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$695,564	$695,564	$458,536	$458,536	$415,524	$415,524
Interest-bearing deposits with banks	4,569,618	4,569,618	4,409,753	4,409,753	2,824,314	2,824,314
Available-for-sale securities	4,885,715	4,885,715	4,141,482	4,141,482	4,329,957	4,329,957
Held-to-maturity securities	3,502,186	2,869,415	3,613,263	2,910,550	3,755,924	3,060,467
Trading account securities	—	—	4,072	4,072	4,134	4,134
Equity securities with readily determinable fair value	273,722	273,722	215,412	215,412	112,173	112,173
FHLB and FRB stock, at cost	282,087	282,087	281,407	281,407	256,495	256,495
Brokerage customer receivables	—	—	18,102	18,102	13,682	13,682
Mortgage loans held-for-sale, at fair value	299,606	299,606	331,261	331,261	411,851	411,851
Loans held-for-investment, at fair value	136,884	136,884	158,795	158,795	135,834	135,834
Loans held-for-investment, at amortized cost	50,904,795	50,121,351	47,896,242	47,070,249	44,539,697	43,461,319
Nonqualified deferred compensation assets	17,283	17,283	16,653	16,653	16,041	16,041
Derivative assets	221,106	221,106	200,027	200,027	243,860	243,860
Accrued interest receivable and other	576,813	576,813	563,625	563,625	505,504	505,504
Total financial assets	$66,365,379	$64,949,164	$62,308,630	$60,779,924	$57,564,990	$55,791,155
Financial Liabilities:
Non-maturity deposits	$45,484,115	$45,484,115	$43,092,318	$43,092,318	$38,778,256	$38,778,256
Deposits with stated maturities	10,332,696	10,319,942	9,420,031	9,423,976	9,270,770	9,248,374
FHLB advances	3,151,309	3,185,868	3,151,309	3,153,524	3,176,309	3,195,138
Other borrowings	625,392	625,402	534,803	534,406	606,579	605,305
Subordinated notes	298,458	292,668	298,283	286,683	298,113	273,666
Junior subordinated debentures	253,566	253,573	253,566	253,588	253,566	253,571
Derivative liabilities	161,402	161,402	241,750	241,750	317,659	317,659
Accrued interest payable	57,470	57,470	48,364	48,364	66,373	66,373
Total financial liabilities	$60,364,408	$60,380,440	$57,040,424	$57,034,609	$52,767,625	$52,738,342

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

(16) Stock-Based Compensation Plans

As of June 30, 2025, approximately 2,179,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2024 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $10.2 million in the second quarter of 2025 and $9.0 million in the second quarter of 2024, and $20.6 million and $18.1 million in the six months ended June 30, 2025 and 2024, respectively.

A summary of the Plans’ stock option activity for the six months ended June 30, 2025 and June 30, 2024 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2025	10,825	$43.76
Granted	—	—
Exercised	(5,150)	42.61
Forfeited or canceled	—	—
Outstanding at June 30, 2025	5,675	$44.81	3.2	$449
Exercisable at June 30, 2025	5,675	$44.81	3.2	$449

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2024	13,100	$42.76
Granted	—	—
Exercised	(775)	32.26
Forfeited or canceled	—	—
Outstanding at June 30, 2024	12,325	$43.42	4.0	$680
Exercisable at June 30, 2024	12,325	$43.42	4.0	$680
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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and June 30, 2024, was approximately $467,000 and $50,000, respectively. Cash received from option exercises under the Plans for the six months ended June 30, 2025 and June 30, 2024 was approximately $220,000 and $25,000, respectively.

A summary of the Plans’ restricted share activity for the six months ended June 30, 2025 and June 30, 2024 is presented below:

	Six months ended June 30, 2025		Six months ended June 30, 2024
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	880,866	$90.95	746,123	$79.60
Granted	254,059	133.14	389,198	99.50
Vested and issued	(201,993)	94.27	(228,719)	69.54
Forfeited or canceled	(17,703)	106.93	(7,893)	91.47
Outstanding at June 30	915,229	$101.62	898,709	$90.68
Vested, but deferred, at June 30	101,426	$55.02	99,844	$53.98

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2025 and June 30, 2024 is presented below:

	Six months ended June 30, 2025		Six months ended June 30, 2024
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	454,017	$93.57	553,026	$79.69
Granted	87,844	134.58	96,952	58.78
Added by performance factor at vesting	75,461	96.51	111,304	100.44
Vested and issued	(230,957)	95.26	(295,644)	58.69
Forfeited or canceled	(7,376)	104.88	(3,154)	95.94
Outstanding at June 30	378,989	$102.41	462,484	$93.61
Vested, but deferred, at June 30	13,231	$40.53	21,593	$43.95

(17) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2025	$(373,994)	$31,747	$(67,768)	$(410,015)
Other comprehensive income during the period, net of tax, before reclassifications	3,970	18,555	17,583	40,108
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	64	3,618	—	3,682
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(8)	—	—	(8)
Net other comprehensive income during the period, net of tax	$4,026	$22,173	$17,583	$43,782
Balance at June 30, 2025	$(369,968)	$53,920	$(50,185)	$(366,233)

Balance at January 1, 2025	$(429,580)	$(11,227)	$(67,528)	$(508,335)
Other comprehensive income during the period, net of tax, before reclassifications	59,341	57,277	17,343	133,961
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	287	7,870	—	8,157
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(16)	—	—	(16)
Net other comprehensive income during the period, net of tax	$59,612	$65,147	$17,343	$142,102
Balance at June 30, 2025	$(369,968)	$53,920	$(50,185)	$(366,233)

Balance at April 1, 2024	$(408,002)	$(28,329)	$(48,817)	$(485,148)
Other comprehensive loss during the period, net of tax, before reclassifications	(15,275)	(23,070)	(2,905)	(41,250)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(885)	15,095	—	14,210
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(10)	—	—	(10)
Net other comprehensive loss during the period, net of tax	$(16,170)	$(7,975)	$(2,905)	$(27,050)
Balance at June 30, 2024	$(424,172)	$(36,304)	$(51,722)	$(512,198)

Balance at January 1, 2024	$(350,697)	$32,049	$(42,583)	$(361,231)
Other comprehensive loss during the period, net of tax, before reclassifications	(72,562)	(98,024)	(9,139)	(179,725)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(866)	29,671	—	28,805
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(47)	—	—	(47)
Net other comprehensive loss during the period, net of tax	$(73,475)	$(68,353)	$(9,139)	$(150,967)
Balance at June 30, 2024	$(424,172)	$(36,304)	$(51,722)	$(512,198)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income or Loss for the
Details Regarding the Component of Accumulated Other Comprehensive Income or Loss	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2025	2024	2025	2024
Accumulated unrealized (losses) gains on securities
Gains included in net income	$(87)	$1,204	$(388)	$1,178	Gains (losses) on investment securities, net
	(87)	1,204	(388)	1,178	Income before taxes
Tax effect	23	(319)	101	(312)	Income tax expense
Net of tax	$(64)	$885	$(287)	$866	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest income on loans	$8,215	$23,849	$17,286	$48,324	Interest on Loans
Amount reclassified to interest expense on deposits	(3,325)	(3,325)	(6,650)	(7,982)	Interest on deposits
	(4,890)	(20,524)	(10,636)	(40,342)	Income before taxes
Tax effect	1,272	5,429	2,766	10,671	Income tax expense
Net of tax	$(3,618)	$(15,095)	$(7,870)	$(29,671)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income		$195,527	$152,388	$384,566	$339,682
Less: Preferred stock dividends		6,991	6,991	13,982	13,982
Net income applicable to common shares	(A)	$188,536	$145,397	$370,584	$325,700

Weighted average common shares outstanding	(B)	66,931	61,839	66,829	61,660
Effect of dilutive potential common shares
Common stock equivalents		888	926	903	901
Weighted average common shares and effect of dilutive potential common shares	(C)	67,819	62,765	67,732	62,561
Net income per common share:
Basic	(A/B)	$2.82	$2.35	$5.55	$5.28
Diluted	(A/C)	$2.78	$2.32	$5.47	$5.21

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

At the January 2025 meeting of the Board of Directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.50 per share ($2.00 on an annualized basis) was declared. It was paid on February 20, 2025 to shareholders of record as of February 6, 2025. At the April 2025 meeting of the Board of Directors, a quarterly cash dividend of $0.50 per share ($2.00 on an annualized basis) was declared. It was paid on May 22, 2025 to shareholders of record as of May 8, 2025.

(18) Subsequent Events

On July 15, 2025, the Company redeemed all 5,000,000 issued and outstanding shares of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), for a redemption price of $25.00 per share or $125.0 million. Also, the Company redeemed all 11,500 issued and outstanding shares of 6.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E (the “Series E Preferred Stock”), and all of the related 11,500,000 issued and outstanding depositary shares (the “Depositary Shares”), each representing a 1/1,000th interest in a share of Series E Preferred Stock, for a redemption price of $25,000 per share of Series E Preferred Stock (or $25.00 per Depositary Share) or $287.5 million. The regular quarterly dividends on the Series D Preferred Stock and the Series E Preferred Stock represented by the Depositary Shares were paid separately on July 15, 2025 to holders of record on July 1, 2025. Accordingly, the redemption price did not include any accrued and unpaid dividends.

The redemptions were funded with a portion of the net proceeds from the Company’s previously disclosed public offering of depositary shares, each representing a 1/1,000th interest in a share of its 7.875% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F, which was completed on May 22, 2025 (see “Shareholders’ Equity” for further detail).

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of June 30, 2025 compared with December 31, 2024 and June 30, 2024, and the results of operations for the three and six month periods ended June 30, 2025 and June 30, 2024, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Second Quarter Highlights

The Company recorded net income of $195.5 million for the second quarter of 2025 compared to $152.4 million in the second quarter of 2024. The results for the second quarter of 2025 demonstrate increased net interest income due to growth in earning assets as well as the Company’s ability to navigate disruptions in the current economic environment during the period due to the Company’s strong deposit franchise and balanced business model. Partially offsetting the increase in net interest income was an increase in non-interest expense. The increase in non-interest expense was a result of additional expenses to support organic growth as well as the impact from the Macatawa acquisition. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income totaled $239.3 million for the second quarter of 2025 compared to $125.3 million for the second quarter of 2024.

The Company increased its loan portfolio from $44.7 billion at June 30, 2024 and $48.1 billion at December 31, 2024 to $51.0 billion at June 30, 2025. The increase in the current period compared to the prior periods was a result of growth in several portfolios, including the commercial, commercial real estate, residential real estate loans held for investment portfolios, and insurance premium finance receivable portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (6) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $546.7 million in the second quarter of 2025 compared to $470.6 million in the second quarter of 2024. This increase in net interest income recorded in the second quarter of 2025 compared to the second quarter of 2024 resulted primarily from growth in earning assets, specifically a $5.7 billion increase in average loans. Net interest margin was 3.52% (3.54% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2025 compared to 3.50% (3.52% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2024. The increase in net interest margin is primarily due to a reduction in funding cost, primarily related to the rate paid on interest-bearing liabilities, most notably interest-bearing deposits, junior subordinated debentures and other borrowings. This was partially offset by a decline in loan and other earning assets yields along with a decline in the net free funds contribution (see “Net Interest Income” for further detail).

Non-interest income totaled $124.1 million in the second quarter of 2025 compared to $121.1 million in the second quarter of 2024. The increase is primarily due to an increase on gains recognized on investment securities of $4.9 million and an increase of service charges on deposit accounts of $4.0 million in the second quarter of 2025 compared to the second quarter of 2024 . This was partially offset by a decrease in mortgage banking revenue of $6.0 million (see “Non-Interest Income” for further detail).

Non-interest expense totaled $381.5 million in the second quarter of 2025, an increase of $41.1 million, or 12%, compared to the second quarter of 2024. This increase compared to the second quarter of 2024 was primarily attributable to increased salaries and employee benefits of $21.0 million, increased software and equipment expenses of $7.3 million and increased amortization of other acquisition-related intangible assets of $4.5 million. (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the second quarter of 2025, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid investment portfolio and its access to funding from a variety of external funding sources, including the Company’s issuance of an additional series of preferred stock during the second quarter of 2025. See “Shareholders’ Equity”, “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary
The Company’s key operating measures and growth rates for the three and six months ended June 30, 2025, as compared to the same period last year, are shown below:

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	Percentage (%) or Basis Point (bp) Change
Net income	$195,527	$152,388	28%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	289,322	251,404	15
Net income per common share—Diluted	2.78	2.32	20
Net revenue (2)	670,783	591,757	13
Net interest income	546,694	470,610	16
Net interest margin	3.52%	3.50%	2	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.54	3.52	2
Net overhead ratio (3)	1.57	1.53	4
Return on average assets	1.19	1.07	12
Return on average common equity	12.07	11.61	46
Return on average tangible common equity (non-GAAP) (1)	14.44	13.49	95

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	Percentage (%) or Basis Point (bp) Change
Net income	$384,566	$339,682	13%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	566,340	523,033	8
Net income per common share—Diluted	5.47	5.21	5
Net revenue (2)	1,313,891	1,196,531	10
Net interest income	1,073,168	934,804	15
Net interest margin	3.53%	3.53%	—	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.55	3.56	(1)
Net overhead ratio (3)	1.57	1.46	11
Return on average assets	1.19	1.21	(2)
Return on average common equity	12.14	13.01	(87)
Return on average tangible common equity (non-GAAP) (1)	14.57	15.12	(55)
At end of period
Total assets	$68,983,318	$59,781,516	15%
Total loans, excluding loans held-for-sale	51,041,679	44,675,531	14
Total loans, including loans held-for-sale	51,341,285	45,087,382	14
Total deposits	55,816,811	48,049,026	16
Total shareholders’ equity	7,225,696	5,536,628	31
Book value per common share (1)	95.43	82.97	15
Tangible common book value per share (1)	81.86	72.01	14
Market price per common share	123.98	98.56	26
Allowance for loan and unfunded lending-related commitment losses to total loans	0.90%	0.98%	(8)	bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2025	2025	2024	2025	2024
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$920,908	$886,965	$849,979	$1,807,873	$1,655,492
Taxable-equivalent adjustment:
- Loans	2,200	2,206	2,305	4,406	4,551
- Liquidity management assets	680	690	567	1,370	1,117
- Other earning assets	—	3	3	3	8
(B) Interest Income (non-GAAP)	$923,788	$889,864	$852,854	$1,813,652	$1,661,168
(C) Interest Expense (GAAP)	374,214	360,491	379,369	734,705	720,688
(D) Net Interest Income (GAAP) (A minus C)	546,694	526,474	470,610	1,073,168	934,804
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	549,574	529,373	473,485	1,078,947	940,480
Net interest margin (GAAP)	3.52%	3.54%	3.50%	3.53%	3.53%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.54	3.56	3.52	3.55	3.56
(F) Non-interest income	$124,089	$116,634	$121,147	$240,723	$261,727
(G) Gains (losses) on investment securities, net	650	3,196	(4,282)	3,846	(2,956)
(H) Non-interest expense	381,461	366,090	340,353	747,551	673,498
Efficiency ratio (H/(D+F-G))	56.92%	57.21%	57.10%	57.06%	56.15%
Efficiency ratio (non-GAAP) (H/(E+F-G))	56.68	56.95	56.83	56.81	55.88

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$7,225,696	$6,600,537	$5,536,628
Less: Non-convertible preferred stock (GAAP)	(837,500)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(908,639)	(913,004)	(676,562)
(I) Total tangible common shareholders’ equity (non-GAAP)	$5,479,557	$5,275,033	$4,447,566
(J) Total assets (GAAP)	$68,983,318	$65,870,066	$59,781,516
Less: Acquisition-related intangible assets (GAAP)	(908,639)	(913,004)	(676,562)
(K) Total tangible assets (non-GAAP)	$68,074,679	$64,957,062	$59,104,954
Common equity to assets ratio (GAAP) (L/J)	9.3%	9.4%	8.6%
Tangible common equity ratio (non-GAAP) (I/K)	8.0	8.1	7.5

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$7,225,696	$6,600,537	$5,536,628
Less: Preferred stock	(837,500)	(412,500)	(412,500)
(L) Total common equity	$6,388,196	$6,188,037	$5,124,128
(M) Actual common shares outstanding	66,938	66,919	61,760
Book value per common share (L/M)	$95.43	$92.47	$82.97
Tangible book value per common share (non-GAAP) (I/M)	81.86	78.83	72.01

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$188,536	$182,048	$145,397	$370,584	$325,700
Add: Acquisition-related intangible asset amortization	5,580	5,618	1,122	11,198	2,280
Less: Tax effect of acquisition-related intangible asset amortization	(1,495)	(1,421)	(311)	(2,923)	(602)
After-tax acquisition-related intangible asset amortization	$4,085	$4,197	$811	$8,275	$1,678
(O) Tangible net income applicable to common shares (non-GAAP)	$192,621	$186,245	$146,208	$378,859	$327,378
Total average shareholders’ equity	$6,862,040	$6,460,941	$5,450,173	$6,662,598	$5,445,315
Less: Average preferred stock	(599,313)	(412,500)	(412,500)	(506,423)	(412,500)
(P) Total average common shareholders’ equity	$6,262,727	$6,048,441	$5,037,673	$6,156,175	$5,032,815
Less: Average acquisition-related intangible assets	(910,924)	(916,069)	(677,207)	(913,483)	(677,969)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$5,351,803	$5,132,372	$4,360,466	$5,242,692	$4,354,846
Return on average common equity, annualized (N/P)	12.07%	12.21%	11.61%	12.14%	13.01%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	14.44	14.72	13.49	14.57	15.12

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$267,088	$253,055	$211,343	$520,143	$461,299
Add: Provision for credit losses	22,234	23,963	40,061	46,197	61,734
Pre-tax income, excluding provision for credit losses (non-GAAP)	$289,322	$277,018	$251,404	$566,340	$523,033
Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2024 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At June 30, 2025, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Board of Directors.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At June 30, 2025, the loan and held-to-maturity debt securities portfolios represent 79% of the total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

Key macroeconomic variable data points that are significant inputs into our credit loss models for the commercial and commercial real estate portfolios are the Baa corporate credit spread as well as the Dow Jones Total Stock Market Index specifically for the commercial portfolio and the Commercial Real Estate Price Index (“CREPI”) specifically related to the commercial real estate portfolio. The Dow Jones Total Stock Market Index is not a new macroeconomic variable used in the commercial loss model. This variable has always been a part of the expected credit loss model for commercial, however we have included the impact analysis due to the significant volatility experienced in this variable during the beginning of 2025. Holding all other inputs constant, the table below shows the impact of changes in these key macroeconomic variable data points on the estimate of allowance for credit losses.

Impact to estimated allowance for credit losses from an increased or higher input value
Baa Credit Spread	Increases
Dow Jones Total Stock Market Index	Decreases
CRE Price Index	Decreases

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at June 30, 2025:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 10%-15%
Commercial Real Estate:
Construction	Decreases estimate by 15%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 5%-6%	Increases estimate by 5%-6%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial portfolio based on a 10% change in the Dow Jones Total Stock Market Index from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at June 30, 2025:

Dow Jones Total Stock Market Index
	Increases	Decreases
Commercial	Decreases estimate by 5%-10%	Increases estimate by 5%-10%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at June 30, 2025:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 30%-35%	Increases estimate by 140%-145%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 40%-45%

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

Net Income

Net income for the quarter ended June 30, 2025 totaled $195.5 million, an increase of $43.1 million, or 28%, compared to the quarter ended June 30, 2024. On a per share basis, net income for the second quarter of 2025 totaled $2.78 per diluted common share compared to $2.32 for the second quarter of 2024.

The increase in net income for the second quarter of 2025 as compared to the same period in the prior year is primarily attributable to increased net interest income and a lower provision for credit losses, partially offset by increased non-interest expense primarily due to increases in employees related to the growth of the Company, increased software and equipment expenses and amortization of intangible assets and other acquisition-related expenses that were not applicable in the same period in the prior year. See “Net Interest Income,” “Non-interest Income,” “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended June 30, 2025 compared to the Quarters Ended March 31, 2025 and June 30, 2024

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the second quarter of 2025 as compared to the first quarter of 2025 (sequential quarters) and second quarter of 2024 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024	Jun 30, 2025	Mar 31, 2025	Jun 30, 2024
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$3,308,199	$3,520,048	$1,485,481	$34,593	$36,945	$19,748	4.19%	4.26%	5.35%
Investment securities (2)	8,801,560	8,409,735	8,203,764	78,733	72,706	70,346	3.59	3.51	3.45
FHLB and FRB stock	282,001	281,702	253,614	5,393	5,307	4,974	7.67	7.64	7.89
Liquidity management assets (3) (8)	$12,391,760	$12,211,485	$9,942,859	$118,719	$114,958	$95,068	3.84%	3.82%	3.85%
Other earning assets (3) (4) (8)	—	13,140	15,257	—	92	235	—	2.84	6.23
Mortgage loans held-for-sale	310,534	286,710	347,236	4,872	4,246	5,434	6.29	6.01	6.29
Loans, net of unearned income (3) (5) (8)	49,517,635	47,833,380	43,819,354	800,197	770,568	752,117	6.48	6.53	6.90
Total earning assets (8)	$62,219,929	$60,344,715	$54,124,706	$923,788	$889,864	$852,854	5.96%	5.98%	6.34%
Allowance for loan and investment security losses	(398,685)	(375,371)	(360,504)
Cash and due from banks	478,707	476,423	434,916
Other assets	3,540,394	3,661,275	3,294,066
Total assets	$65,840,345	$64,107,042	$57,493,184

NOW and interest-bearing demand deposits	$6,423,050	$6,046,189	$4,985,306	$37,517	$33,600	$32,719	2.34%	2.25%	2.64%
Wealth management deposits	1,552,989	1,574,480	1,531,865	8,182	8,606	10,294	2.11	2.22	2.70
Money market accounts	18,184,754	17,581,141	15,272,126	155,890	146,374	155,100	3.44	3.38	4.08
Savings accounts	6,578,698	6,479,444	5,878,844	37,637	35,923	41,063	2.29	2.25	2.81
Time deposits	9,841,702	9,406,126	8,546,172	94,244	95,730	96,527	3.84	4.13	4.54
Interest-bearing deposits	$42,581,193	$41,087,380	$36,214,313	$333,470	$320,233	$335,703	3.14%	3.16%	3.73%
Federal Home Loan Bank advances	3,151,310	3,151,309	3,096,920	25,724	25,441	24,797	3.27	3.27	3.22
Other borrowings	593,657	582,139	587,262	6,957	6,792	8,700	4.70	4.73	5.96
Subordinated notes	298,398	298,306	410,331	3,735	3,714	5,185	5.02	5.05	5.08
Junior subordinated debentures	253,566	253,566	253,566	4,328	4,311	4,984	6.85	6.90	7.91
Total interest-bearing liabilities	$46,878,124	$45,372,700	$40,562,392	$374,214	$360,491	$379,369	3.20%	3.22%	3.76%
Non-interest-bearing deposits	10,643,798	10,732,156	9,879,134
Other liabilities	1,456,383	1,541,245	1,601,485
Equity	6,862,040	6,460,941	5,450,173
Total liabilities and shareholders’ equity	$65,840,345	$64,107,042	$57,493,184
Interest rate spread (6) (8)							2.76%	2.76%	2.58%
Less: Fully taxable-equivalent adjustment				(2,880)	(2,899)	(2,875)	(0.02)	(0.02)	(0.02)
Net free funds/contribution (7)	$15,341,805	$14,972,015	$13,562,314				0.78	0.80	0.94
Net interest income/margin (GAAP) (8)				$546,694	$526,474	$470,610	3.52%	3.54%	3.50%
Fully taxable-equivalent adjustment				2,880	2,899	2,875	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)				$549,574	$529,373	$473,485	3.54%	3.56%	3.52%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended June 30, 2025, March 31, 2025 and June 30, 2024 were $2.9 million, $2.9 million and $2.9 million, respectively.
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

For the second quarter of 2025, net interest income totaled $546.7 million, an increase of $20.2 million as compared to the first quarter of 2025, and an increase of $76.1 million as compared to the second quarter of 2024. Net interest margin was 3.52% (3.54% on a FTE basis, non-GAAP) during the second quarter of 2025 compared to 3.54% (3.56% on a FTE basis, non-GAAP) during the first quarter of 2025, and 3.50% (3.52% on a FTE basis, non-GAAP) during the second quarter of 2024.

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$3,413,538	$1,369,906	$71,538	$36,425	4.23%	5.35%
Investment securities (2)	8,606,730	8,276,780	151,439	140,574	3.55	3.42
FHLB and FRB stock	281,853	242,131	10,700	9,452	7.66	7.85
Liquidity management assets (3) (8)	$12,302,121	$9,888,817	$233,677	$186,451	3.83%	3.79%
Other earning assets (3) (4) (8)	6,533	15,169	92	433	2.84	5.74
Mortgage loans held-for-sale	298,688	318,756	9,118	9,580	6.16	6.04
Loans, net of unearned income (3) (5) (8)	48,680,160	42,974,623	1,570,765	1,464,704	6.51	6.85
Total earning assets (8)	$61,287,502	$53,197,365	$1,813,652	$1,661,168	5.97%	6.28%
Allowance for loan and investment security losses	(387,092)	(361,119)
Cash and due from banks	477,571	442,591
Other assets	3,600,500	3,269,102
Total assets	$64,978,481	$56,547,939

NOW and interest-bearing demand deposits	$6,235,661	$5,332,786	$71,117	$67,615	2.30%	2.55%
Wealth management deposits	1,563,675	1,521,034	16,788	20,755	2.17	2.74
Money market accounts	17,884,615	14,873,309	302,264	293,084	3.41	3.96
Savings accounts	6,529,345	5,835,481	73,560	80,134	2.27	2.76
Time deposits	9,625,117	7,847,314	189,974	173,647	3.98	4.45
Interest-bearing deposits	$41,838,413	$35,409,924	$653,703	$635,235	3.15%	3.61%
Federal Home Loan Bank advances	3,151,310	2,912,884	51,165	46,845	3.27	3.23
Other borrowings	587,930	607,487	13,749	17,948	4.72	5.94
Subordinated notes	298,353	424,112	7,449	10,672	5.04	5.06
Junior subordinated debentures	253,566	253,566	8,639	9,988	6.87	7.92
Total interest-bearing liabilities	$46,129,572	$39,607,973	$734,705	$720,688	3.21%	3.66%
Non-interest-bearing deposits	10,687,733	9,925,890
Other liabilities	1,498,578	1,568,761
Equity	6,662,598	5,445,315
Total liabilities and shareholders’ equity	$64,978,481	$56,547,939
Interest rate spread (6) (8)					2.76%	2.62%
Less: Fully taxable-equivalent adjustment			(5,779)	(5,676)	(0.02)	(0.03)
Net free funds/contribution (7)	$15,157,930	$13,589,392			0.79	0.94
Net interest income/margin (GAAP) (8)			$1,073,168	$934,804	3.53%	3.53%
Fully taxable-equivalent adjustment			5,779	5,676	0.02	0.03
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$1,078,947	$940,480	3.55%	3.56%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the six months ended June 30, 2025 and June 30, 2024 were $5.8 million and $5.7 million, respectively.
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

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month ended June 30, 2025 to each of the three month periods ended March 31, 2025 and June 30, 2024 and six month periods ended June 30, 2025 and 2024. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2025 Compared to First Quarter of 2025	Second Quarter of 2025 Compared to Second Quarter of 2024	First Six Months of 2025 Compared to First Six Months of 2024
(In thousands)
Net interest income, FTE basis (non-GAAP) (1) for comparative period	$529,373	$473,485	$940,480
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	15,198	68,533	133,965
Change due to interest rate fluctuations (rate)	(814)	7,556	9,698
Change due to number of days in each period	5,817	—	(5,196)
Less: FTE adjustment	(2,880)	(2,880)	(5,779)
Net interest income (GAAP) (1) for the period ended June 30, 2025	$546,694	$546,694	$1,073,168
FTE adjustment	2,880	2,880	5,779
Net interest income, FTE basis (non-GAAP) (1)	$549,574	$549,574	$1,078,947
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2025	June 30, 2024
Brokerage	$4,212	$5,588	$(1,376)	(25)%
Trust and asset management	32,609	29,825	2,784	9
Total wealth management (1)	36,821	35,413	1,408	4
Mortgage banking	23,170	29,124	(5,954)	(20)
Service charges on deposit accounts	19,502	15,546	3,956	25
Gains (losses) on investment securities, net	650	(4,282)	4,932	NM
Fees from covered call options	5,624	2,056	3,568	NM
Trading gains, net	151	70	81	NM
Operating lease income, net	15,166	13,938	1,228	9
Other:
Interest rate swap fees	3,010	3,392	(382)	(11)
BOLI	2,257	1,351	906	67
Administrative services	1,315	1,322	(7)	(1)
Foreign currency remeasurement gains (losses)	658	(145)	803	NM
Changes in fair value on EBOs and loans held-for-investment	172	604	(432)	(72)
Early pay-offs of capital leases	400	393	7	2
Miscellaneous	15,193	22,365	(7,172)	(32)
Total Other	23,005	29,282	(6,277)	(21)
Total Non-interest Income	$124,089	$121,147	$2,942	2%
(1)Wealth management revenue is comprised of the trust and asset management revenue of Wintrust Private Trust Company, N.A. (“WPTC”) and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
NM—Not Meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2025	June 30, 2024
Brokerage	$8,969	$11,144	$(2,175)	(20)%
Trust and asset management	61,894	59,084	2,810	5
Total wealth management (1)	70,863	70,228	635	1
Mortgage banking	43,699	56,787	(13,088)	(23)
Service charges on deposit accounts	38,864	30,357	8,507	28
Gains (losses) on investment securities, net	3,846	(2,956)	6,802	NM
Fees from covered call options	9,070	6,903	2,167	31
Trading gains, net	87	747	(660)	(88)
Operating lease income, net	30,453	28,048	2,405	9
Other:
Interest rate swap fees	5,279	6,220	(941)	(15)
BOLI	3,053	3,002	51	2
Administrative services	2,708	2,539	169	7
Foreign currency remeasurement gains (losses)	475	(1,316)	1,791	NM
Changes in fair value on EBOs and loans held-for-investment	555	165	390	NM
Early pay-offs of capital leases	1,168	823	345	42
Miscellaneous	30,603	60,180	(29,577)	(49)
Total Other	43,841	71,613	(27,772)	(39)
Total Non-interest Income	$240,723	$261,727	$(21,004)	(8)%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the WPTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful.

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue decreased for the three months ended June 30, 2025 as compared to the same period in 2024 due to lower production of loans originated for sale and net revenue related to MSR activity and valuation adjustments. On a year-to-date basis, mortgage banking revenue decreased for the six months ended June 30, 2025 as compared to the same period in 2024 as a result of lower production margins and net revenue related to lower MSR activity and valuation adjustments. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale and the related production margins. Mortgage loans originated for sale totaled $681.5 million in the second quarter of 2025 as compared to $722.2 million in the second quarter of 2024. On a year-to-date basis, mortgage loans originated for sale totaled $1.1 billion for the six months ended June 30, 2025 as compared to $1.2 billion for six months ended June 30, 2024. The slight decrease in linked quarter originations was driven by a slight uptick in rates offset by slightly higher inventory levels. The percentage of origination volume from refinancing activities was 26% and 25% for the three and six months ended June 30, 2025, as compared to 17% and 20%, for the same periods in 2024, respectively.

The Company records MSRs at fair value on a recurring basis. For the three months ended June 30, 2025, the fair value of the MSRs portfolio decreased as a result of an unfavorable fair value adjustment of $4.0 million and a reduction in value of $5.6 million due to payoffs, paydowns and repurchases of the existing portfolio, partially offset as retained servicing rights led to capitalization of $6.3 million. For the six months ended June 30, 2025, the fair value of the MSRs portfolio decreased due to an unfavorable fair value adjustment of $11.5 million as well as a reduction in value of $10.3 million due to payoffs and paydowns of the existing portfolio partially offset by retained servicing rights led to capitalization of $11.0 million. See Note (9) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge was a favorable $2.5 million and $7.4 million for the three and six months ended June 30, 2025 compared to an unfavorable $772,000 and $3.3 million for the three and six months ended June 30, 2024.

Service charges on deposits increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024 primarily as a result of increased commercial account analysis service fees, and the Macatawa acquisition. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

The Company recognized net gains on investment securities for the three and six months ended June 30, 2025 of $650,000 and $3.8 million, respectively. The Company recognized net losses on investment securities for the three and six months ended June 30, 2024 of $4.3 million and $3.0 million, respectively. The net gains for the three and six months ended June 30, 2025 were primarily due to unrealized gains on the Company’s equity investment securities with a readily determinable fair value recorded in the first and second quarter of 2025. See Note (5) “Investment Securities” to the Consolidated Financial Statements in Item 1 of this report for more information on net gains and losses on investment securities.

Fees from covered call options for the three and six months ended June 30, 2025 increased $3.6 million and $2.2 million, respectively, when compared to the same periods in the prior year. The increased income was primarily because the Company sold more options than in the comparative periods. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at June 30, 2025 and 2024.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees. This category of income decreased $7.2 million and $29.6 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. For the three months ended June 30, 2025, miscellaneous income decreased compared to the same period in 2024 primarily due to a $4.6 million gain recognized in the second quarter of 2024 on the sale of premium finance receivables. For the six months ended June 30, 2025, miscellaneous income decreased compared to the same period in 2024 primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s Retirement Benefits Advisors (“RBA”) division within its wealth management business.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Originations:
Retail originations	$523,759	$544,394	$872,227	$875,898
Veterans First originations	157,787	177,792	269,772	321,901
Total originations for sale (A)	$681,546	$722,186	$1,141,999	$1,197,799
Originations for investment	422,926	275,331	640,103	444,577
Total originations	$1,104,472	$997,517	$1,782,102	$1,642,376
As percentage of originations for sale:
Retail originations	77%	75%	76%	73%
Veterans First originations	23	25	24	27
Purchases	74%	83%	75%	80%
Refinances	26	17	25	20
Production Margin:
Production revenue (B) (1)	$13,380	$14,990	$23,321	$28,425
Total originations for sale (A)	$681,546	$722,186	$1,141,999	$1,197,799
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	163,664	222,738	163,664	222,738
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	197,297	207,775	103,946	119,624
Total mortgage production volume (C)	$647,913	$737,149	$1,201,717	$1,300,913
Production margin (B/C)	2.07%	2.03%	1.94%	2.19%
Mortgage Servicing:
Loans serviced for others (D)	$12,470,924	$12,211,027
MSRs, at fair value (E)	193,061	204,610
Percentage of MSRs to loans serviced for others (E/D)	1.55%	1.68%
Servicing income	$10,520	$10,586	$21,131	$21,084
MSR Fair Value Asset Activity
MSR - FV at Beginning of Period	$196,307	$201,044	$203,788	$192,456
MSR - current period capitalization	6,336	8,223	11,005	13,602
MSR - collection of expected cash flows - paydowns	(1,516)	(1,504)	(3,106)	(2,948)
MSR - collection of expected cash flows - payoffs and repurchases	(4,100)	(4,030)	(7,146)	(6,972)
MSR - changes in fair value model assumptions	(3,966)	877	(11,480)	8,472
MSR Fair Value at end of period	$193,061	$204,610	$193,061	$204,610
Summary of Mortgage Banking Revenue
Operational:
Production revenue (1)	$13,380	$14,990	$23,321	$28,425
MSR - Current period capitalization	6,336	8,223	11,005	13,602
MSR - Collection of expected cash flows - paydowns	(1,516)	(1,504)	(3,106)	(2,948)
MSR - Collection of expected cash flows - pay offs	(4,100)	(4,030)	(7,146)	(6,972)
Servicing Income	10,520	10,586	21,131	21,084
Other Revenue	(79)	112	(251)	21
Total operational mortgage banking revenue	$24,541	$28,377	$44,954	$53,212
Fair Value:
MSR - changes in fair value model assumptions	$(3,966)	$877	$(11,480)	$8,472
Gain (loss) on derivative contract held as an economic hedge, net	2,535	(772)	7,432	(3,349)
Changes in FV on early buy-out loans guaranteed by US Govt (HFS)	60	642	2,793	(1,548)
Total fair value mortgage banking revenue	$(1,371)	$747	$(1,255)	$3,575
Total mortgage banking revenue	$23,170	$29,124	$43,699	$56,787

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

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2025	June 30, 2024
Salaries and employee benefits:
Salaries	$123,174	$113,860	$9,314	8%
Commissions and incentive compensation	55,871	52,151	3,720	7
Benefits	40,496	32,530	7,966	24
Total salaries and employee benefits	219,541	198,541	21,000	11
Software and equipment	36,522	29,231	7,291	25
Operating lease equipment	10,757	10,834	(77)	(1)
Occupancy, net	20,228	19,585	643	3
Data processing	12,110	9,503	2,607	27
Advertising and marketing	18,761	17,436	1,325	8
Professional fees	9,243	9,967	(724)	(7)
Amortization of other acquisition-related intangible assets	5,580	1,122	4,458	NM
FDIC insurance	10,971	10,429	542	5
OREO expense, net	505	(259)	764	NM
Other:
Lending expenses, net of deferred originations costs	4,869	5,335	(466)	(9)
Travel and entertainment	6,026	5,340	686	13
Miscellaneous	26,348	23,289	3,059	13
Total other	37,243	33,964	3,279	10
Total Non-interest Expense	$381,461	$340,353	$41,108	12%
NM - Not meaningful.

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2025	June 30, 2024
Salaries and employee benefits:
Salaries	$247,091	$226,032	$21,059	9%
Commissions and incentive compensation	108,407	103,152	5,255	5
Benefits	75,569	64,530	11,039	17
Total salaries and employee benefits	431,067	393,714	37,353	9
Software and equipment	71,239	56,962	14,277	25
Operating lease equipment	21,228	21,517	(289)	(1)
Occupancy, net	41,006	38,671	2,335	6
Data processing	23,384	18,795	4,589	24
Advertising and marketing	31,033	30,476	557	2
Professional fees	18,287	19,520	(1,233)	(6)
Amortization of other acquisition-related intangible assets	11,198	2,280	8,918	NM
FDIC insurance	21,897	19,810	2,087	11
FDIC insurance - special assessment	—	5,156	(5,156)	(100)
OREO expense, net	1,148	133	1,015	NM
Other:
Lending expenses, net of deferred originations costs	10,735	10,413	322	3
Travel and entertainment	11,296	9,937	1,359	14
Miscellaneous	54,033	46,114	7,919	17
Total other	76,064	66,464	9,600	14
Total Non-interest Expense	$747,551	$673,498	$74,053	11%
NM - Not meaningful.
Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024. The increase was primarily due to annual merit increases and increases in employees related to the growth of the Company, including the Macatawa acquisition.
Software and equipment expense increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation, and repairs and maintenance costs.
Amortization of other acquisition-related intangible assets increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 as a result of amortization of the core deposit intangible asset associated with the Macatawa acquisition.
FDIC insurance expense decreased for the six months ended June 30, 2025 compared to the same period in 2024. On a year-to-date basis, the decrease is primarily due to $5.2 million recognized in March 31, 2024 related to the FDIC’s special assessment on uninsured deposits in response to certain bank failures that occurred in 2023.
Miscellaneous non-interest expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. During the three and six months ended June 30, 2025, the company incurred $2.9 million and $5.6 million in acquisition-related expenses related to the Macatawa acquisition.

Income Taxes

The Company recorded income tax expense of $71.6 million in the second quarter of 2025 compared to $59.0 million in the second quarter 2024. The effective tax rates were 26.79% in the second quarter 2025 compared to 27.90% in the second quarter of 2024. During the first six months of 2025, the Company recorded income tax expense of $135.6 million compared to $121.6 million for the first six months of 2024. The effective tax rates were 26.07% for the first six months of 2025 and 26.36% for the first six months of 2024.

The effective tax rates were impacted by an overall higher level of state income tax expense in the prior comparable periods. Income tax expense was also partially impacted by the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded net excess tax benefits of $3.7 million in the first six months of 2025, compared to net excess tax benefits of $4.4 million in the first six months of 2024 related to share-based compensation, most of which was recorded in the first quarter for each year.

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

The community banking segment’s net interest income for the quarter ended June 30, 2025 totaled $436.7 million as compared to $358.8 million for the same period in 2024, an increase of $77.8 million, or 22%. On a year-to-date basis, net interest income for the segment increased by $133.2 million from $722.5 million for the six months ended June 30, 2024 to $855.7 million for the six months ended June 30, 2025. The increase in the three and six month periods was primarily attributable to growth in average earning assets coupled with a relatively stable net interest margin. The community banking segment’s non-interest income totaled $75.5 million in the second quarter of 2025, an increase of $3.9 million, or 5%, when compared to the second quarter of 2024 total of $71.6 million. On a year-to-date basis, non-interest income totaled $149.0 million for the six months ended June 30, 2025, an increase of $2.7 million, or 2%, compared to $146.3 million for the six months ended June 30, 2024. The increase in the three and six month periods, was primarily the result of an increase on gains recognized on investment securities and increased service charges on deposit accounts, partially offset by decreased mortgage banking revenue due to the decreases in MSRs related to the change in fair value model assumptions. The community banking segment recorded provision for credit losses of $20.5 million and $42.9 million, respectively, for the three and six months ended June 30, 2025, compared to $36.3 million and $56.7 million, respectively, for the same periods in 2024. The decrease in provision for credit losses for the three and six month periods was primarily the result of improvement in the forecast for key macroeconomic variables, most notably Baa corporate credit spread and Commercial Real Estate Price Index. Non-interest expenses increased by $35.8 million and $68.7 million, respectively, for the three and six months, ended June 30, 2025 compared to the same periods in 2024, primarily because of higher salary, commissions, and incentive compensation along with other segment expenses. The community banking segment’s net income for the quarter ended June 30, 2025 totaled $139.1 million, an increase of $47.9 million as compared to net income in the second quarter of 2024 of $91.2 million. On a year-to-date basis, the net income of the community banking segment for the six months ended June 30, 2025 totaled $273.4 million as compared to $211.3 million for the six months ended June 30, 2024.

The specialty finance segment’s net interest income totaled $92.3 million for the quarter ended June 30, 2025, compared to $95.2 million for the same period in 2024, a decrease of $2.9 million, or 3%. The decrease for the three month period was primarily due to a decline in yields on the premium finance receivable loan portfolio. On a year-to-date basis, net interest income for the segment increased $6.1 million, or 3%, compared to the same period in 2024.The increase for the six month period was primarily due to loan growth. The specialty finance segment’s provision for credit losses totaled $1.8 million and $3.3 million, respectively, for the three and six months ended June 30, 2025 compared to $3.7 million and $5.0 million, respectively, for the same periods in 2024. The decrease in provision for credit losses for the three and six month periods was primarily the result of improvement in credit quality within premium finance receivables and to a lesser extent improvement in the forecast for the key macroeconomic variable Baa corporate credit spread, impacting lease financing. The specialty finance segment’s non-interest income increased to $33.5 million from $32.3 million for the three months ended June 30, 2025 and 2024, respectively, and stood at $64.6 million and $59.6 million for the six months ended June 30, 2025 and 2024, respectively. Non-interest expenses increased by $5.4 million and $8.1 million, respectively, for the three and six months, ended June 30, 2025 compared to the same periods in 2024, primarily because of higher employee benefits, commissions, and incentive compensation as well as other segment expenses. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 47%, 30%, 21% and 2%, respectively, of the net revenues of our specialty finance business for the six month period ended June 30, 2025. The net income of the specialty finance segment for the quarter ended June 30, 2025 totaled $48.8 million as compared to $53.1 million for the quarter ended June 30, 2024. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2025 totaled $99.1 million as compared to $95.6 million for the six months ended June 30, 2024.

The wealth management segment reported net interest income of $4.8 million for the second quarter of 2025 compared to $7.9 million in the same quarter of 2024, a decrease of $3.1 million. On a year-to-date basis, net interest income totaled $10.2 million for the first six months of 2025, as compared to $15.7 million for the first six months of 2024. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.1 billion and $1.5 billion in the first six months of 2025 and 2024, respectively. This segment recorded non-interest income of $39.5 million for the second quarter of 2025 compared to $35.6 million for the second quarter of 2024. The increase in the three month period was primarily due to higher wealth management revenue driven by an increase in asset valuations. On a year-to-date basis, this segment recorded non-interest income of $73.3 million for the first six months of 2025 as compared to $94.1 million for the first six months of 2024. The decrease in the six month period was primarily due a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business. Non-interest expenses increased by $1.8 million for the second quarter of 2025 compared to the same period in 2024, primarily because of higher salary, commissions and incentive compensation as well as other segment expenses. On a year-to-date basis, non-interest expense increased by $690,000 for the six month period ended June 30, 2025 compared to the same period in 2024, primarily due to other segment expenses. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $7.6 million for the second quarter of 2025 compared to $8.1 million for the second quarter of 2024. On a year-to-date basis, the wealth management segment’s net income totaled $12.1 million and $32.8 million for the six month period ended June 30, 2025, and 2024, respectively.

Financial Condition

Total assets were $69.0 billion at June 30, 2025, representing an increase of $9.2 billion, or 15%, when compared to June 30, 2024 and an increase of approximately $3.1 billion, or 19% on an annualized basis, when compared to March 31, 2025. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $60.1 billion at June 30, 2025, $57.8 billion at March 31, 2025, and $52.4 billion at June 30, 2024. See Notes (5), (6), (10), (11) and (12) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2025		March 31, 2025		June 30, 2024
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$310,534	0%	$286,710	1%	$347,236	1%
Loans, net of unearned income
Commercial	$15,909,323	26%	$15,363,740	25%	$13,729,524	25%
Commercial real estate	13,095,845	21	12,931,000	21	11,810,525	22
Home equity	459,033	1	449,095	1	348,306	1
Residential real estate	3,700,917	6	3,542,189	6	2,893,829	5
Premium finance receivables—property & casualty	7,762,161	12	7,192,332	12	7,076,053	13
Premium finance receivables—life insurance	8,455,443	14	8,248,690	14	7,880,205	15
Other loans	134,913	0	106,334	0	80,912	0
Total average loans (1)	$49,517,635	80%	$47,833,380	79%	$43,819,354	81%
Liquidity management assets (2)	12,391,760	20	12,211,485	20	9,942,859	18
Other earning assets (3)	—	0	13,140	0	15,257	0
Total average earning assets	$62,219,929	100%	$60,344,715	100%	$54,124,706	100%
Total average assets	$65,840,345		$64,107,042		$57,493,184
Total average earning assets to total average assets		95%		94%		94%
(1)Total average loans includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Mortgage loans held-for-sale represents such loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The increase in the average balance for the second quarter of 2025 as compared to the sequential period is primarily due to higher mortgage origination production, but decreased compared to the prior year period due to lower mortgage origination production.

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the second quarter of 2025 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. The aggregate balances of these loan categories comprised 59% in the second quarter of 2025 and first quarter of 2025 and 58% of the average loan portfolio in the second quarter of 2024.

Residential real estate loans averaged $3.7 billion in the second quarter of 2025, and increased $807.1 million, or 28%, from the average balance of $2.9 billion in the same period of 2024. Additionally, compared to the quarter ended March 31, 2025, the average balance increased $158.7 million, or 18% on an annualized basis. Growth is due to the Company continuing to originate non-agency mortgages that are held-for-investment.

The increase in the premium finance receivables during the second quarter of 2025 compared to the second quarter of 2024 was the result of effective marketing and customer servicing. Approximately $6.1 billion of premium finance receivables were originated in the second quarter of 2025 compared to $5.5 billion during the same period of 2024. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 48% and 52%, respectively, of the average total balance of premium finance receivables for the second quarter of 2025, and 47% and 53%, respectively, for the second quarter of 2024.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Six Months Ended
	June 30, 2025		June 30, 2024
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$298,688	0%	$318,756	1%
Loans:
Commercial	$15,638,040	26%	$13,316,638	25%
Commercial real estate	13,013,877	21	11,658,787	22
Home equity	454,091	1	346,083	1
Residential real estate	3,621,991	6	2,812,384	5
Premium finance receivables—property & casualty	7,478,821	12	6,915,466	13
Premium finance receivables—life insurance	8,352,638	14	7,844,700	15
Other loans	120,702	0	80,565	0
Total average loans (1)	$48,680,160	80%	$42,974,623	81%
Liquidity management assets (2)	12,302,121	20	9,888,817	18
Other earning assets (3)	6,533	0	15,169	0
Total average earning assets	$61,287,502	100%	$53,197,365	100%
Total average assets	$64,978,481		$56,547,939
Total average earning assets to total average assets		94%		94%
(1)Total average loans includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at June 30, 2025 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2025	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$429,173	$3,756,650	$2,117,493	$14,925	$6,318,241
Variable rate	10,068,079	1,111	—	—	10,069,190
Total commercial	$10,497,252	$3,757,761	$2,117,493	$14,925	$16,387,431
Commercial real estate
Fixed rate	$712,348	$2,732,428	$369,615	$70,471	$3,884,862
Variable rate	9,396,306	10,775	67	—	9,407,148
Total commercial real estate	$10,108,654	$2,743,203	$369,682	$70,471	$13,292,010
Home equity
Fixed rate	$9,626	$773	$—	$15	$10,414
Variable rate	456,401	—	—	—	456,401
Total home equity	$466,027	$773	$—	$15	$466,815
Residential real estate
Fixed rate	$15,271	$4,318	$72,630	$1,056,508	$1,148,727
Variable rate	108,431	699,875	1,991,749	—	2,800,055
Total residential real estate	$123,702	$704,193	$2,064,379	$1,056,508	$3,948,782
Premium finance receivables - property & casualty
Fixed rate	$8,220,850	$102,326	$—	$—	$8,323,176
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$8,220,850	$102,326	$—	$—	$8,323,176
Premium finance receivables - life insurance
Fixed rate	$319,732	$169,958	$4,000	$—	$493,690
Variable rate	8,013,270	—	—	—	8,013,270
Total premium finance receivables - life insurance	$8,333,002	$169,958	$4,000	$—	$8,506,960
Consumer and other
Fixed rate	$36,771	$8,483	$1,070	$859	$47,183
Variable rate	69,322	—	—	—	69,322
Total consumer and other	$106,093	$8,483	$1,070	$859	$116,505
Total per category
Fixed rate	$9,743,771	$6,774,936	$2,564,808	$1,142,778	$20,226,293
Variable rate	28,111,809	711,761	1,991,816	—	30,815,386
Total loans, net of unearned income	$37,855,580	$7,486,697	$4,556,624	$1,142,778	$51,041,679
Less: Existing cash flow hedging derivatives (1)	(6,700,000)
Total loans repricing or maturing in one year or less, adjusted for cash flow hedging activity	$31,155,580

Variable Rate Loan Pricing by Index:
SOFR tenors (2)					$19,459,501
12- month CMT (3)					6,906,397
Prime					3,243,035
Fed Funds					786,924
Other U.S. Treasury tenors					187,736
Other					231,793
Total variable rate					$30,815,386
(1)Excludes cash flow hedges with future effective starting dates.
(2) SOFR - Secured Overnight Financing Rate.
(3) CMT - Constant Maturity Treasury Rate.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of June 30, 2025 and 2024:

	As of June 30, 2025			As of June 30, 2024
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial	$16,387,431	55.2%	$194,568	$14,154,462	54.2%	$181,991
Commercial Real Estate:
Construction and development	$2,529,117	8.5%	$75,936	$2,260,551	8.7%	$93,154
Non-construction	10,762,893	36.3%	148,422	9,686,646	37.1	130,574
Total commercial real estate	$13,292,010	44.8%	$224,358	$11,947,197	45.8%	$223,728
Total commercial and commercial real estate	$29,679,441	100.0%	$418,926	$26,101,659	100.0%	$405,719

Commercial real estate - primary collateral location by state:
Illinois	$7,001,526	52.7%		$7,016,665	58.7%
Wisconsin	919,166	6.9		869,574	7.3
Michigan	900,850	6.8		269,745	2.3
Total primary markets	$8,821,542	66.4%		$8,155,984	68.3%
Florida	448,561	3.4		395,168	3.3
Indiana	443,852	3.3		391,477	3.3
Texas	344,293	2.6		263,036	2.2
Georgia	304,166	2.3		214,662	1.8
Colorado	280,191	2.1		258,438	2.2
California	268,561	2.0		255,720	2.1
Tennessee	267,688	2.0		282,113	2.4
Arizona	243,554	1.8		196,955	1.6
Other	1,869,602	14.1		1,533,644	12.8
Total commercial real estate	$13,292,010	100.0%		$11,947,197	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. As a result of growth and the macroeconomic uncertainty qualitative overlay in the Company’s commercial loan portfolio, our allowance for credit losses in our commercial loan portfolio increased to $194.6 million as of June 30, 2025 compared to $182.0 million as of June 30, 2024.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area, southern Wisconsin and west Michigan, 66.4% of our commercial real estate loan portfolio is located in this region as of June 30, 2025. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of June 30, 2025, our allowance for credit losses related to this portfolio was $224.4 million compared to $223.7 million as of June 30, 2024. The increase in the allowance for credit losses is primarily a result of growth in the portfolio, offset by improvement in the macroeconomic scenario related to CREPI. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	June 30, 2025					June 30, 2024
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$3,015	$56,012	$59,027	1%	$542	$3,319	$51,700	$55,019	1%	$1,038
Commercial construction	189,770	1,975,493	2,165,263	16	5,410	163,287	1,703,414	1,866,701	16	4,549
Land	6,024	298,803	304,827	2	1,772	6,856	331,975	338,831	3	2,041
Office	299,422	1,301,786	1,601,208	12	1,468	267,188	1,318,124	1,585,312	13	1,516
Industrial	970,307	1,854,582	2,824,889	21	1,902	858,781	1,448,674	2,307,455	19	1,748
Retail	342,588	1,109,763	1,452,351	11	1,247	315,027	1,050,726	1,365,753	11	1,219
Multi-family	99,071	3,101,507	3,200,578	24	1,387	106,762	2,882,178	2,988,940	25	1,275
Mixed use and other	597,354	1,086,513	1,683,867	13	1,214	455,304	983,882	1,439,186	12	1,128
Total commercial real estate	$2,507,551	$10,784,459	$13,292,010	100%	$1,638	$2,176,524	$9,770,673	$11,947,197	100%	$1,545
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

Loan Portfolio Aging

As of June 30, 2025, excluding early buy-out loans guaranteed by U.S. government agencies, $92.1 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $163.3 million, or 0.3% of all loans, were 30 to 59 days (or one payment) past due. As of March 31, 2025, excluding early buy-out loans guaranteed by U.S. government agencies, $55.0 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $293.3 million, or 0.6% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2025 that were current with regard to the contractual terms of the loan agreement represent 99.0% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at June 30, 2025 that were current with regards to the contractual terms of the loan agreements comprise 99.0% of total residential real estate loans outstanding. For more information regarding delinquent loans as of June 30, 2025, see Note (7) “Allowance for Credit Losses” in Item 1 of this report.

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2024
Loans past due greater than 90 days and still accruing:
Commercial	$—	$46	$304
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	—	—	—
Premium finance receivables—property and casualty	14,350	18,081	22,427
Premium finance receivables—life insurance	327	2,962	—
Consumer and other	184	98	121
Total loans past due greater than 90 days and still accruing	14,861	21,187	22,852
Nonaccrual loans:
Commercial	80,877	70,560	51,087
Commercial real estate	32,828	26,187	48,289
Home equity	1,780	2,070	1,100
Residential real estate	28,047	22,522	18,198
Premium finance receivables—property and casualty	30,404	29,846	32,722
Premium finance receivables—life insurance	—	—	—
Consumer and other	41	18	3
Total nonaccrual loans	173,977	151,203	151,399
Total non-performing loans:
Commercial	80,877	70,606	51,391
Commercial real estate	32,828	26,187	48,289
Home equity	1,780	2,070	1,100
Residential real estate	28,047	22,522	18,198
Premium finance receivables—property and casualty	44,754	47,927	55,149
Premium finance receivables—life insurance	327	2,962	—
Consumer and other	225	116	124
Total non-performing loans	$188,838	$172,390	$174,251
Other real estate owned	23,615	22,625	19,731
Total non-performing assets	$212,453	$195,015	$193,982
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.49%	0.44%	0.36%
Commercial real estate	0.25	0.20	0.40
Home equity	0.38	0.45	0.31
Residential real estate	0.71	0.61	0.59
Premium finance receivables—property and casualty	0.54	0.66	0.78
Premium finance receivables—life insurance	0.00	0.04	—
Consumer and other	0.19	0.10	0.14
Total non-performing loans	0.37%	0.35%	0.39%
Total non-performing assets, as a percentage of total assets	0.31%	0.30%	0.32%
Total nonaccrual loans as a percentage of total loans	0.34%	0.31%	0.34%
Allowance for credit losses as a percentage of nonaccrual loans	262.71%	296.25%	288.69%
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

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of period	$172,390	$148,359	$170,823	$139,030
Additions from becoming non-performing in the respective period	48,651	54,376	76,372	77,518
Return to performing status	(6,896)	(912)	(8,103)	(1,402)
Payments received	(5,602)	(9,611)	(21,567)	(17,947)
Transfer to OREO and other repossessed assets	(1,315)	(6,945)	(1,315)	(8,326)
Charge-offs	(11,734)	(7,673)	(20,334)	(22,483)
Net change for premium finance receivables	(6,656)	(3,343)	(7,038)	7,861
Balance at end of period	$188,838	$174,251	$188,838	$174,251

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

Management determined that the allowance for credit losses was appropriate at June 30, 2025, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Allowance for credit losses at beginning of period	$447,941	$427,175	$436,603	$427,265
Provision for credit losses - other	22,282	39,899	46,256	61,590
Other adjustments	180	(19)	184	(50)
Charge-offs:
Commercial	6,148	9,584	15,870	20,799
Commercial real estate	5,711	15,526	6,165	20,995
Home equity	111	—	111	74
Residential real estate	—	23	—	61
Premium finance receivables - property & casualty	6,346	9,486	13,460	16,424
Premium finance receivables - life insurance	—	—	12	—
Consumer and other	179	137	326	244
Total charge-offs	18,495	34,756	35,944	58,597
Recoveries:
Commercial	1,746	950	2,675	1,429
Commercial real estate	10	90	22	121
Home equity	30	35	246	64
Residential real estate	2	8	138	10
Premium finance receivables - property & casualty	3,335	3,658	6,822	5,177
Premium finance receivables - life insurance	—	5	—	13
Consumer and other	32	24	61	47
Total recoveries	5,155	4,770	9,964	6,861
Net charge-offs	(13,340)	(29,986)	(25,980)	(51,736)
Allowance for credit losses at period end	$457,063	$437,069	$457,063	$437,069
Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.11%	0.25%	0.17%	0.29%
Commercial real estate	0.17	0.53	0.10	0.36
Home equity	0.07	(0.04)	(0.06)	0.01
Residential real estate	(0.00)	0.00	(0.01)	0.00
Premium finance receivables - property & casualty	0.16	0.33	0.18	0.33
Premium finance receivables - life insurance	—	(0.00)	0.00	(0.00)
Consumer and other	0.44	0.56	0.44	0.49
Total loans, net of unearned income	0.11%	0.28%	0.11%	0.24%
Loans at period-end	$51,041,679	$44,675,531
Allowance for loan losses as a percentage of loans at period end	0.77%	0.81%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.90	0.98

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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance at beginning of period	$22,625	$14,538	$23,116	$13,309
Disposal/resolved	—	(1,752)	—	(1,752)
Transfers in at fair value, less costs to sell	1,315	6,945	1,315	8,381
Fair value adjustments	(325)	—	(816)	(207)
Balance at end of period	$23,615	$19,731	$23,615	$19,731

	Period End
(In thousands)	June 30, 2025	March 31, 2025	June 30, 2024
Residential real estate	$—	$—	$161
Commercial real estate	23,615	22,625	19,570
Total	$23,615	$22,625	$19,731

Deposits

Total deposits at June 30, 2025 were $55.8 billion, an increase of $7.8 billion, or 16%, compared to total deposits at June 30, 2024. See Note (10) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2025:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2025 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit
1-3 months	$2,486,694	3.92%
4-6 months	4,464,126	3.80
7-9 months	2,187,365	3.74
10-12 months	771,114	3.64
13-18 months	262,094	3.41
19-24 months	99,689	2.92
24+ months	61,614	2.36
Total	$10,332,696	3.78%

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2025		March 31, 2025		June 30, 2024
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$10,643,798	20%	$10,732,156	21%	$9,879,134	21%
NOW and interest-bearing demand deposits	6,423,050	12	6,046,189	11	4,985,306	11
Wealth management deposits	1,552,989	3	1,574,480	3	1,531,865	3
Money market	18,184,754	34	17,581,141	34	15,272,126	33
Savings	6,578,698	12	6,479,444	13	5,878,844	13
Time certificates of deposit	9,841,702	19	9,406,126	18	8,546,172	19
Total average deposits	$53,224,991	100%	$51,819,536	100%	$46,093,447	100%

Total average deposits for the second quarter of 2025 were $53.2 billion, an increase of $7.1 billion, or 15%, from the second quarter of 2024. Total deposits increased in the second quarter of 2025 as compared to the second quarter of 2024 primarily as a result of the Company’s increased marketing efforts to retain and attract deposits to support continued loan growth and the Macatawa acquisition.

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

	June 30,		December 31,
(Dollars in thousands)	2025	2024	2024	2023	2022
Total deposits	$55,816,811	$48,049,026	$52,512,349	$45,397,170	$42,902,544
Brokered deposits	4,375,473	4,938,217	3,598,102	4,216,718	3,174,093
Brokered deposits as a percentage of total deposits	7.8%	10.3%	6.9%	9.3%	7.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(In thousands)	2025	2025	2024
FHLB advances	$3,151,310	$3,151,309	$3,096,920
Other borrowings:
Notes payable	135,556	142,686	163,920
Short-term borrowings	—	23	799
Secured borrowings	403,622	382,668	364,207
Other	54,479	56,762	58,336
Total other borrowings	$593,657	$582,139	$587,262
Subordinated notes	298,398	298,306	410,331
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$4,296,931	$4,285,320	$4,348,079
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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	June 30, 2025 (2)	March 31, 2025	June 30, 2024
Tier 1 leverage ratio	10.2%	9.6%	9.3%
Risk-based capital ratios:
Tier 1 capital ratio	11.5	10.8	10.3
Common equity tier 1 capital ratio	10.0	10.1	9.5
Total capital ratio	13.0	12.5	12.1
Other ratio:
Total average equity-to-total average assets (1)	10.4	10.1	9.5
(1)Based on quarterly average balances.
(2)June 30, 2025 capital ratios impacted by issuance of Preferred Stock Series F.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized (2)
Tier 1 leverage ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 capital ratio	6.0	8.5	6.0
Common equity tier 1 capital ratio	4.5	7.0	N/A
Total capital ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of June 30, 2025 would exceed such revised well-capitalized standard.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes (11) and (12) of the Consolidated Financial Statements in Item 1 for further information on these various funding sources. See Note (23) “Shareholders’ Equity” of the Consolidated Financial Statements presented under Item 7 of the 2024 Form 10-K for details on the Company’s issuance of Series D Preferred Stock in June 2015, Series E Preferred Stock and associated Depositary Shares in May 2020, and additional common stock offering in June 2022. See Note (18) “Subsequent Events” for additional information related to the redemption of the Series D Preferred Stock and E Preferred Stock.

In May 2025, the Company issued 17,000 shares of fixed-rate reset non-cumulative perpetual preferred stock, Series F, liquidation preference $25,000 per share (the “Series F Preferred Stock”) as part of a $425 million public offering of 17,000,000 depository shares, each representing a 1/1000th interest in a share of Series F Preferred Stock. When, as and if declared, dividends on the Series F Preferred Stock are payable quarterly in arrears at a fixed rate of 7.875% per annum starting October 15, 2025. The redemption of the Series D Preferred Stock and Series E Preferred Stock in July 2025 was funded with a portion of the net proceeds from the issuance of the Series F Preferred Stock.

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January and April of 2025, the Company declared a quarterly cash dividend of $0.50 per common share. In January, April, July and October of 2024, the Company declared a quarterly cash dividend of $0.45 per common share.

At the July 2025 meeting of the Board of Directors, a quarterly cash dividend of $0.50 per common share ($2.00 on an annualized basis) was declared. It is payable on August 21, 2025 to shareholders of record as of August 7, 2025.

Per GAAP, prior issuance costs from Series D Preferred Stock and Series E Preferred Stock will be reclassified, upon redemption, from capital surplus and recognized through retained earnings. These amounts do not impact operating net income but will be considered as a reduction to net income available to common shareholders and will impact earnings per share calculations. The following table represents the Series F Preferred Stock offering and Series D and Series E Preferred Stock redemption estimated impact on diluted EPS:

	Three Months Ended
(Dollars and shares in thousands, except per share data)	June 30, 2025	September 30, 2025	December 31, 2025
Series D and Series E Preferred Stock Quarterly Dividend	$(6,991)	$—	$—
Series F Preferred Stock First Dividend (1)	—	(13,295)	—
Series F Preferred Stock Regular Quarterly Dividend (2)	—	—	(8,367)
Series D Preferred Stock Issuance Costs (non-recurring)	—	(4,158)	—
Series E Preferred Stock Issuance Costs (non-recurring)	—	(9,887)	—
Total Impact	$(6,991)	$(27,340)	$(8,367)
Average diluted common shares (3)	67,819	67,819	67,819
Diluted EPS Impact	$(0.10)	$(0.40)	$(0.12)
(1) Series F Preferred Stock First Dividend covers the time period May 22, 2025 to October 15, 2025 and was declared by the Board of Directors in July 2025.
(2) Series F Preferred Stock Quarterly Dividend amount, if declared by the Board of Directors.
(3) Average diluted common shares held constant at September 30, 2025 and December 31, 2025 for illustrative purposes.

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
•examinations and challenges by tax authorities, and any unanticipated impact of tax legislation;
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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points as compared to projected net interest income in a scenario with no assumed rate changes. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2025, March 31, 2025 and June 30, 2024 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
June 30, 2025	(1.5)%	(0.4)%	(0.2)%	(1.2)%
March 31, 2025	(1.8)	(0.6)	(0.2)	(1.2)%
June 30, 2024	1.5	1.0	0.6	(0.0)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
June 30, 2025	0.0%	0.0%	(0.1)%	(0.4)%
March 31, 2025	0.2	0.2	(0.1)	(0.5)%
June 30, 2024	1.2	1.0	0.9	1.0%

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2025 and June 30, 2024. See Note (14) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the six months ended June 30, 2025 and June 30, 2024.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended, during the six months ended June 30, 2025.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act).

Item 6: Exhibits:

(a)Exhibits

3.1
Certificate of Designation of Wintrust Financial Corporation filed on May 9, 2025 with the Secretary of the State of Illinois designating the preferences, limitation, voting powers and relative rights of the Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2025).

3.2
Statement of Resolution of the Board or Directors of Wintrust Financial Corporation Regarding the Series D Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2025).

3.3
Statement of Resolution of the Board or Directors of Wintrust Financial Corporation Regarding the Series E Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2025).

4.1
Deposit Agreement, dated as of May 22, 2025, among Wintrust Financial Corporation, U.S. Bank Trust Company, National Association, as Depositary, and the holders from time to time of the Depositary Receipts issued thereunder (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2025).

4.2	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.1 hereto).

10.1
Wintrust Financial Corporation 2025 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2025).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	August 6, 2025	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	August 6, 2025	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)