Form 10-Q
period 2025-09-30
WINTRUST FINANCIAL CORP
filed 2025-11-06
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Common Stock — no par value, 66,971,158 shares, as of October 31, 2025

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2025	December 31, 2024	September 30, 2024
Assets
Cash and due from banks	$565,406	$452,017	$725,465
Federal funds sold and securities purchased under resale agreements	63	6,519	5,663
Interest-bearing deposits with banks	3,422,452	4,409,753	3,648,117
Available-for-sale securities, at fair value	5,274,124	4,141,482	3,912,232
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $395, $457 and $479 at September 30, 2025, December 31, 2024 and September 30, 2024, respectively ($2.9 billion, $2.9 billion and $3.1 billion fair value at September 30, 2025, December 31, 2024 and September 30, 2024, respectively)	3,438,406	3,613,263	3,677,420
Trading account securities	—	4,072	3,472
Equity securities with readily determinable fair value	63,445	215,412	125,310
Federal Home Loan Bank and Federal Reserve Bank stock	282,755	281,407	266,908
Brokerage customer receivables	—	18,102	16,662
Mortgage loans held-for-sale, at fair value	333,883	331,261	461,067
Loans, net of unearned income	52,063,482	48,055,037	47,067,447
Allowance for loan losses	(386,622)	(364,017)	(360,279)
Net loans	51,676,860	47,691,020	46,707,168
Premises, software and equipment, net	775,425	779,130	772,002
Lease investments, net	301,000	278,264	270,171
Accrued interest receivable and other assets	1,614,674	1,739,334	1,721,090
Receivable on unsettled securities sales	978,209	—	551,031
Goodwill	797,639	796,942	800,780
Other acquisition-related intangible assets	105,297	121,690	123,866
Total assets	$69,629,638	$64,879,668	$63,788,424

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$10,952,146	$11,410,018	$10,739,132
Interest-bearing	45,759,235	41,102,331	40,665,834
Total deposits	56,711,381	52,512,349	51,404,966
Federal Home Loan Bank advances	3,151,309	3,151,309	3,171,309
Other borrowings	579,328	534,803	647,043
Subordinated notes	298,536	298,283	298,188
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,589,761	1,785,061	1,613,638
Total liabilities	62,583,881	58,535,371	57,388,710
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; no shares issued and outstanding at September 30, 2025, and 5,000,000 shares issued and outstanding at December 31, 2024 and September 30, 2024	—	125,000	125,000
Series E - $25,000 liquidation value; no shares issued and outstanding at September 30, 2025, and 11,500 shares issued and outstanding at December 31, 2024 and September 30, 2024	—	287,500	287,500
Series F - $25,000 liquidation value; 17,000 shares issued and outstanding at September 30, 2025 and no shares issued and outstanding at December 31, 2024 and September 30, 2024	425,000	—	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2025, December 31, 2024 and September 30, 2024; 67,042,228 shares issued at September 30, 2025, 66,560,182 shares issued at December 31, 2024 and 66,546,351 shares issued at September 30, 2024	67,042	66,560	66,546
Surplus	2,521,306	2,482,561	2,470,228
Treasury stock, at cost, 81,019 shares at September 30, 2025, 64,955 shares at December 31, 2024, and 64,808 shares at September 30, 2024	(9,150)	(6,153)	(6,098)
Retained earnings	4,356,367	3,897,164	3,748,715
Accumulated other comprehensive loss	(314,808)	(508,335)	(292,177)
Total shareholders’ equity	7,045,757	6,344,297	6,399,714
Total liabilities and shareholders’ equity	$69,629,638	$64,879,668	$63,788,424
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income
Interest and fees on loans	$832,140	$794,163	$2,398,499	$2,254,316
Mortgage loans held-for-sale	4,757	6,233	13,875	15,813
Interest-bearing deposits with banks	34,992	32,608	106,075	68,997
Federal funds sold and securities purchased under resale agreements	75	277	530	313
Investment securities	86,426	69,592	236,495	209,049
Trading account securities	—	11	11	42
Federal Home Loan Bank and Federal Reserve Bank stock	5,444	5,451	16,144	14,903
Brokerage customer receivables	—	269	78	663
Total interest income	963,834	908,604	2,771,707	2,564,096
Interest expense
Interest on deposits	355,846	362,019	1,009,549	997,254
Interest on Federal Home Loan Bank advances	26,007	26,254	77,172	73,099
Interest on other borrowings	6,887	9,013	20,636	26,961
Interest on subordinated notes	3,717	3,712	11,166	14,384
Interest on junior subordinated debentures	4,367	5,023	13,006	15,011
Total interest expense	396,824	406,021	1,131,529	1,126,709
Net interest income	567,010	502,583	1,640,178	1,437,387
Provision for credit losses	21,768	22,334	67,965	84,068
Net interest income after provision for credit losses	545,242	480,249	1,572,213	1,353,319
Non-interest income
Wealth management	37,188	37,224	108,051	107,452
Mortgage banking	24,451	15,974	68,150	72,761
Service charges on deposit accounts	19,825	16,430	58,689	46,787
Gains on investment securities, net	2,972	3,189	6,818	233
Fees from covered call options	5,619	988	14,689	7,891
Trading gains (losses), net	172	(130)	259	617
Operating lease income, net	15,466	15,335	45,919	43,383
Other	25,134	24,137	68,975	95,750
Total non-interest income	130,827	113,147	371,550	374,874
Non-interest expense
Salaries and employee benefits	219,668	211,261	650,735	604,975
Software and equipment	35,027	31,574	106,266	88,536
Operating lease equipment	10,409	10,518	31,637	32,035
Occupancy, net	20,809	19,945	61,815	58,616
Data processing	11,329	9,984	34,713	28,779
Advertising and marketing	19,027	18,239	50,060	48,715
Professional fees	7,465	9,783	25,752	29,303
Amortization of other acquisition-related intangible assets	5,196	4,042	16,394	6,322
FDIC insurance	11,418	10,512	33,315	35,478
Other real estate owned expense, net	262	(938)	1,410	(805)
Other	39,418	35,767	115,482	102,231
Total non-interest expense	380,028	360,687	1,127,579	1,034,185
Income before taxes	296,041	232,709	816,184	694,008
Income tax expense	79,787	62,708	215,364	184,325
Net income	$216,254	$170,001	$600,820	$509,683
Preferred stock dividends	13,295	6,991	27,277	20,973
Preferred stock redemption	14,046	—	14,046	—
Net income applicable to common shares	$188,913	$163,010	$559,497	$488,710
Net income per common share—Basic	$2.82	$2.51	$8.37	$7.79
Net income per common share—Diluted	$2.78	$2.47	$8.25	$7.67
Cash dividends declared per common share	$0.50	$0.45	$1.50	$1.35
Weighted average common shares outstanding	66,952	64,888	66,871	62,743
Dilutive potential common shares	1,028	1,053	945	934
Average common shares and dilutive common shares	67,980	65,941	67,816	63,677
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$216,254	$170,001	$600,820	$509,683
Unrealized gains on available-for-sale securities
Before tax	75,521	168,166	155,712	69,510
Tax effect	(19,635)	(43,688)	(40,485)	(17,594)
Net of tax	55,886	124,478	115,227	51,916
Reclassification of net gains (losses) on available-for-sale securities included in net income
Before tax	269	45	(119)	1,223
Tax effect	(70)	(6)	31	(318)
Net of tax	199	39	(88)	905
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	10	14	31	78
Tax effect	(3)	(4)	(8)	(21)
Net of tax	7	10	23	57
Net unrealized gains on available-for-sale securities	55,680	124,429	115,292	50,954
Unrealized gains on derivative instruments
Before tax	4,280	124,848	92,317	31,914
Tax effect	(1,112)	(32,460)	(24,002)	(7,879)
Net unrealized gains on derivative instruments	3,168	92,388	68,315	24,035
Foreign currency adjustment
Before tax	(8,997)	3,884	12,123	(7,323)
Tax effect	1,574	(680)	(2,203)	1,388
Net foreign currency adjustment	(7,423)	3,204	9,920	(5,935)
Total other comprehensive income	51,425	220,021	193,527	69,054
Comprehensive income	$267,679	$390,022	$794,347	$578,737
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at June 30, 2024	$412,500	$61,825	$1,964,645	$(5,760)	$3,615,616	$(512,198)	$5,536,628
Net income	—	—	—	—	170,001	—	170,001
Other comprehensive income, net of tax	—	—	—	—	—	220,021	220,021
Cash dividends declared on common stock, $0.45 per share	—	—	—	—	(29,911)	—	(29,911)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	9,461	—	—	—	9,461
Common stock issued for:
Acquisition of Macatawa Bank Corporation	—	4,702	494,537	—	—	—	499,239
Restricted stock awards	—	10	(10)	(338)	—	—	(338)
Employee stock purchase plan	—	9	788	—	—	—	797
Director compensation plan	—	—	807	—	—	—	807
Balance at September 30, 2024	$412,500	$66,546	$2,470,228	$(6,098)	$3,748,715	$(292,177)	$6,399,714

Balance at January 1, 2024	$412,500	$61,269	$1,943,806	$(2,217)	$3,345,399	$(361,231)	$5,399,526
Net income	—	—	—	—	509,683	—	509,683
Other comprehensive income, net of tax	—	—	—	—	—	69,054	69,054
Cash dividends declared on common stock, $1.35 per share	—	—	—	—	(85,394)	—	(85,394)
Dividends on Series D preferred stock, $1.23 per share and Series E preferred stock, $1,289.07 per share	—	—	—	—	(20,973)	—	(20,973)
Stock-based compensation	—	—	27,568	—	—	—	27,568
Common stock issued for:
Acquisition of Macatawa Bank Corporation	—	4,702	494,537	—	—	—	499,239
Exercise of stock options	—	1	24	—	—	—	25
Restricted stock awards	—	533	(529)	(3,881)	—	—	(3,877)
Employee stock purchase plan	—	26	2,414	—	—	—	2,440
Director compensation plan	—	15	2,408	—	—	—	2,423
Balance at September 30, 2024	$412,500	$66,546	$2,470,228	$(6,098)	$3,748,715	$(292,177)	$6,399,714

Balance at June 30, 2025	$837,500	$67,025	$2,495,637	$(9,156)	$4,200,923	$(366,233)	$7,225,696
Net income	—	—	—	—	216,254	—	216,254
Other comprehensive income, net of tax	—	—	—	—	—	51,425	51,425
Cash dividends declared on common stock, $0.50 per share	—	—	—	—	(33,469)	—	(33,469)
Dividends on Series F preferred stock, $782.03 per share	—	—	—	—	(13,295)	—	(13,295)
Redemption of Series D and Series E preferred stock	(412,500)	—	14,046	—	(14,046)	—	(412,500)
Stock-based compensation	—	—	10,071	—	—	—	10,071
Issuance of Series F Preferred Stock	—	—	(64)	—	—	—	(64)
Common stock issued for:
Restricted stock awards	—	10	(16)	6	—	—	—
Employee stock purchase plan	—	7	839	—	—	—	846
Director compensation plan	—	—	793	—	—	—	793
Balance at September 30, 2025	$425,000	$67,042	$2,521,306	$(9,150)	$4,356,367	$(314,808)	$7,045,757

Balance at January 1, 2025	$412,500	$66,560	$2,482,561	$(6,153)	$3,897,164	$(508,335)	$6,344,297
Net income	—	—	—	—	600,820	—	600,820
Other comprehensive income, net of tax	—	—	—	—	—	193,527	193,527
Cash dividends declared on common stock, $1.50 per share	—	—	—	—	(100,294)	—	(100,294)
Dividends on Series D preferred stock, $0.82 per share, Series E preferred stock, $859.38 per share and Series F preferred stock, $782.03 per share	—	—	—	—	(27,277)	—	(27,277)
Redemption of Series D and Series E preferred stock	(412,500)	—	14,046	—	(14,046)	—	(412,500)
Stock-based compensation	—	—	30,646	—	—	—	30,646
Issuance of Series F Preferred Stock	425,000	—	(10,852)	—	—	—	414,148
Common stock issued for:
Exercise of stock options	—	5	215	—	—	—	220
Restricted stock awards	—	435	(441)	(2,997)	—	—	(3,003)
Employee stock purchase plan	—	23	2,588	—	—	—	2,611
Director compensation plan	—	19	2,543	—	—	—	2,562
Balance at September 30, 2025	$425,000	$67,042	$2,521,306	$(9,150)	$4,356,367	$(314,808)	$7,045,757
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024
Operating Activities:
Net income	$600,820	$509,683
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	67,965	84,068
Depreciation, amortization and accretion, net	88,905	70,884
Stock-based compensation expense	30,646	27,568
Accretion of discount on securities, net	(4,412)	(1,380)
Accretion of discount and deferred fees on loans, net	(15,092)	(11,876)
Mortgage servicing rights fair value changes	29,684	26,106
Non-designated derivatives fair value changes, net	(9,065)	54,507
Originations and purchases of mortgage loans held-for-sale	(1,785,392)	(1,964,576)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(15,773)	(22,558)
Proceeds from sales of mortgage loans held-for-sale	1,785,096	1,824,513
Bank owned life insurance (“BOLI”) gains	(4,644)	(4,519)
Decrease in trading securities, net	4,072	1,235
Decrease (increase) in brokerage customer receivables, net	18,102	(6,070)
Gains on mortgage loans sold	(49,990)	(47,978)
Gains on premium financing receivables sold	—	(4,575)
Gains on investment securities, net, and dividend reinvestment on equity securities	(6,818)	(233)
Losses (gains) on sales of premises and equipment, net	418	(93)
Losses (gains) on sales and fair value adjustments of other real estate owned, net	816	(1,234)
Decrease (increase) in accrued interest receivable and other assets, net	59,739	(46,711)
Decrease in accrued interest payable and other liabilities, net	(136,388)	(256,022)
Net Cash Provided by Operating Activities	658,689	230,739
Investing Activities:
Proceeds from calls and sales of available-for-sale securities	705,703	1,218,695
Proceeds from payments and maturities of available-for-sale securities	402,735	360,773
Proceeds from payments, maturities and calls of held-to-maturity securities	174,383	178,553
Proceeds from sales of equity securities with readily determinable fair value	226,542	51,792
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	—	2,226
Purchases of available-for-sale securities	(3,040,628)	(1,116,875)
Purchases of equity securities with readily determinable fair value	(63,413)	(33,322)
Purchases of equity securities without readily determinable fair value	(1,682)	(6,933)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(1,348)	(61,905)
(Contributions to) distributions from investments in partnerships, net	(13,422)	2,586
Net cash received in business combinations	—	531,308
Proceeds from sales of premium financing receivables, net	—	627,450
Proceeds from sales of other real estate owned	—	11,481
Decrease (increase) in interest-bearing deposits with banks, net	994,409	(1,566,241)
Increase in loans, net	(4,017,366)	(4,361,365)
Redemption of BOLI	—	304
Purchases of premises and equipment, net	(26,921)	(66,457)
Net Cash Used for Investing Activities	(4,661,008)	(4,227,930)
Financing Activities:
Increase in deposit accounts, net	4,199,032	3,697,621
Increase in other borrowings, net	33,753	7,352
Increase in Federal Home Loan Bank advances, net	—	845,238
Proceeds from the issuance of preferred stock, net	414,148	—
Redemption of preferred stock	(412,500)	—
Repayment of subordinated notes	—	(140,000)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and director compensation plan	5,387	4,892
Common stock repurchases for tax withholdings related to stock-based compensation	(2,997)	(3,881)
Dividends paid	(127,571)	(106,367)
Net Cash Provided by Financing Activities	4,109,252	4,304,855
Net Increase in Cash and Cash Equivalents	106,933	307,664
Cash and Cash Equivalents at Beginning of Period	458,536	423,464
Cash and Cash Equivalents at End of Period	$565,469	$731,128
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

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which provides public business entities with a practical expedient—and private companies an accounting policy election—when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic Accounting Standards Codification (“ASC”) 606. In developing reasonable and supportable forecasts—if an entity elects the practical expedient—it assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets in scope. This guidance is effective for fiscal years beginning after December 15, 2025, including interim periods therein, and is to be applied prospectively for all entities that elect either the practical expedient or accounting policy election. Early adoption is permitted. Adoption of this standard will not impact the Company’s consolidated financial statements as the Company has decided not to elect the practical expedient.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which removes all references to prescriptive and sequential software development stages, instead requiring capitalization of software costs when Management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function needed. This guidance is effective for fiscal years beginning after December 15, 2027, including interim periods therein, and can be applied either prospectively, retrospectively, or through a modified transition approach. Early adoption is permitted at the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Derivatives Scope Refinements & Scope Clarification for Share-Based Noncash Consideration

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract” which covers two separate issues. Issue 1 adds a scope exception to exclude from derivative accounting non-exchange-traded contracts with underlyings linked to the occurrence or nonoccurrence of an event. Issue 2 clarifies that entities should apply the guidance in ASC 606—on noncash consideration—to a contract with share-based noncash consideration from a customer for the transfer of goods or services. This guidance is effective for fiscal years beginning after December 15, 2026, including interim periods therein, and can be applied either on a prospective or modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Business Combinations

On August 1, 2024, the Company completed its previously announced acquisition of Macatawa Bank Corporation (“Macatawa”), the parent company of Macatawa Bank. Pursuant to the terms of the merger, each common share of Macatawa outstanding at the time of merger was converted into the right to receive 0.137 shares of Wintrust common stock, with cash paid in lieu of fractional shares. As a result, the Company issued approximately 4.7 million shares of common stock, the fair value of consideration paid was $499.3 million. Macatawa operates 26 full-service branches located throughout communities in Kent, Ottawa and northern Allegan counties in the state of Michigan. Macatawa offers a full range of banking, retail and commercial lending, wealth management and ecommerce services to individuals, businesses and governmental entities. As of August 1, 2024, Macatawa had fair values of approximately $2.9 billion in assets, $2.3 billion in deposits and $1.3 billion in loans. In conjunction with the acquisition, the Company recorded $53.7 million discount on acquired loans, $33.5 million discount on securities and recorded total intangibles of $253.0 million. As of the first quarter of 2025, the purchase accounting was finalized and is no longer subject to change.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$7,997	$39	$—	$8,036
U.S. government agencies	50,000	—	(3,489)	46,511
Municipal	194,723	1,673	(2,152)	194,244
Corporate notes:
Financial issuers	82,000	—	(2,628)	79,372
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Residential mortgage-backed securities	4,761,918	17,519	(419,975)	4,359,462
Commercial (multi-family) mortgage-backed securities	233,127	347	(5,136)	228,338
Collateralized mortgage obligations	371,584	2,373	(16,796)	357,161
Total available-for-sale securities	$5,702,349	$21,951	$(450,176)	$5,274,124
Held-to-maturity securities
U.S. government agencies	$313,540	$—	$(59,178)	$254,362
Municipal	155,770	458	(2,283)	153,945
Mortgage-backed: (1)
Residential mortgage-backed securities	2,724,442	5,421	(505,165)	2,224,698
Commercial (multi-family) mortgage-backed securities	6,315	65	(102)	6,278
Collateralized mortgage obligations	188,223	980	(17,400)	171,803
Corporate notes	50,511	26	(653)	49,884
Total held-to-maturity securities	$3,438,801	$6,950	$(584,781)	$2,860,970
Less: Allowance for credit losses	(395)
Held-to-maturity securities, net of allowance for credit losses	$3,438,406
Equity securities with readily determinable fair value	$60,843	$6,520	$(3,918)	$63,445
(1)None of our mortgage-backed securities are subprime.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$37,858	$49	$—	$37,907
U.S. government agencies	50,000	—	(5,055)	44,945
Municipal	188,405	528	(4,340)	184,593
Corporate notes:
Financial issuers	83,997	—	(3,828)	80,169
Other	1,000	—	(7)	993
Mortgage-backed: (1)
Residential mortgage-backed securities	4,106,641	284	(553,287)	3,553,638
Commercial (multi-family) mortgage-backed securities	19,064	23	(755)	18,332
Collateralized mortgage obligations	238,574	1,187	(18,856)	220,905
Total available-for-sale securities	$4,725,539	$2,071	$(586,128)	$4,141,482
Held-to-maturity securities
U.S. government agencies	$313,539	$—	$(69,127)	$244,412
Municipal	161,016	243	(5,290)	155,969
Mortgage-backed: (1)
Residential Mortgage-backed securities	2,864,927	—	(605,014)	2,259,913
Commercial (multi-family) mortgage-backed securities	6,364	—	(252)	6,112
Collateralized mortgage obligations	211,023	815	(22,683)	189,155
Corporate notes	56,851	8	(1,870)	54,989
Total held-to-maturity securities	$3,613,720	$1,066	$(704,236)	$2,910,550
Less: Allowance for credit losses	(457)
Held-to-maturity securities, net of allowance for credit losses	$3,613,263
Equity securities with readily determinable fair value	$220,758	$2,905	$(8,251)	$215,412
(1)None of our mortgage-backed securities are subprime.

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$98,151	$172	$—	$98,323
U.S. government agencies	50,000	—	(2,346)	47,654
Municipal	201,701	1,392	(2,881)	200,212
Corporate notes:
Financial issuers	83,997	—	(4,880)	79,117
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Residential mortgage-backed securities	3,694,382	8,143	(394,844)	3,307,681
Commercial (multi-family) mortgage-backed securities	19,088	308	(255)	19,141
Collateralized mortgage obligations	172,524	1,537	(14,957)	159,104
Total available-for-sale securities	$4,320,843	$11,552	$(420,163)	$3,912,232
Held-to-maturity securities
U.S. government agencies	$314,578	$—	$(56,198)	$258,380
Municipal	165,141	488	(2,910)	162,719
Mortgage-backed: (1)
Residential mortgage-backed securities	2,915,018	5,541	(485,115)	2,435,444
Commercial (multi-family) mortgage-backed securities	6,379	40	(126)	6,293
Collateralized mortgage obligations	219,758	1,457	(17,303)	203,912
Corporate notes	57,025	—	(1,953)	55,072
Total held-to-maturity securities	$3,677,899	$7,526	$(563,605)	$3,121,820
Less: Allowance for credit losses	(479)
Held-to-maturity securities, net of allowance for credit losses	$3,677,420
Equity securities with readily determinable fair value	$127,700	$4,313	$(6,703)	$125,310
(1)None of our mortgage-backed securities are subprime.

Equity securities without readily determinable fair values totaled $67.8 million as of September 30, 2025. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. During the three months ended September 30, 2025, the Company recorded no adjustment related to such observable price changes. During the nine months ended September 30, 2025, the Company recorded no upward adjustment and a downward adjustment of $20,000 related to such observable price changes. During the three and nine months ended September 30, 2024, the Company recorded no upward or downward adjustments related to such observable price changes. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three and nine months ended September 30, 2025, the Company recorded $570,000 and $1.6 million impairment of equity securities without readily determinable fair values. During the three months ended September 30, 2024, the Company recorded no impairment of equity securities without readily determinable fair values. During the nine months ended September 30, 2024, the Company recorded $3.7 million impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	46,511	(3,489)	46,511	(3,489)
Municipal	27,180	(276)	45,372	(1,876)	72,552	(2,152)
Corporate notes:
Financial issuers	—	—	79,372	(2,628)	79,372	(2,628)
Other	—	—	1,000	(0)	1,000	(0)
Mortgage-backed: (1)
Residential mortgage-backed securities	746,985	(3,625)	2,174,994	(416,350)	2,921,979	(419,975)
Commercial (multi-family) mortgage-backed securities	179,691	(4,574)	7,594	(562)	187,285	(5,136)
Collateralized mortgage obligations	31,196	(102)	63,054	(16,694)	94,250	(16,796)
Total available-for-sale securities	$985,052	$(8,577)	$2,417,897	$(441,599)	$3,402,949	$(450,176)
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

The Company does not consider available-for-sale securities with unrealized losses at September 30, 2025 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at September 30, 2025 were primarily mortgage-backed securities with unrealized losses due to increased market rates subsequent to the date the securities were purchased.

See Note (7) “Allowance for Credit Losses” in Item 1 of this report for further discussion regarding any credit losses associated with held-to-maturity securities at September 30, 2025.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Realized gains on investment securities	$3,563	$222	$3,846	$2,582
Realized losses on investment securities	(2,689)	(144)	(3,313)	(273)
Net realized gains on investment securities	874	78	533	2,309
Unrealized gains on equity securities with readily determinable fair value	3,352	3,126	8,689	4,234
Unrealized losses on equity securities with readily determinable fair value	(684)	(15)	(741)	(2,579)
Net unrealized gains on equity securities with readily determinable fair value	2,668	3,111	7,948	1,655
Downward adjustments of equity securities without readily determinable fair values	—	—	(20)	—
Impairment of equity securities without readily determinable fair values	(570)	—	(1,643)	(3,731)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(570)	—	(1,663)	(3,731)
Gains on investment securities, net	$2,972	$3,189	$6,818	$233

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2025, December 31, 2024 and September 30, 2024, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2025		December 31, 2024		September 30, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$58,284	$58,315	$89,578	$89,392	$150,539	$150,627
Due in one to five years	160,939	159,081	157,883	153,325	168,856	164,650
Due in five to ten years	89,505	87,359	89,125	84,240	91,620	89,220
Due after ten years	26,992	24,408	24,674	21,650	23,834	21,809
Mortgage-backed	5,366,629	4,944,961	4,364,279	3,792,875	3,885,994	3,485,926
Total available-for-sale securities	$5,702,349	$5,274,124	$4,725,539	$4,141,482	$4,320,843	$3,912,232
Held-to-maturity securities
Due in one year or less	$44,853	$44,288	$18,929	$18,658	$12,026	$11,883
Due in one to five years	81,277	81,174	110,897	108,056	110,330	108,416
Due in five to ten years	91,067	87,541	71,846	70,277	84,580	83,918
Due after ten years	302,624	245,188	329,734	258,379	329,808	271,954
Mortgage-backed	2,918,980	2,402,779	3,082,314	2,455,180	3,141,155	2,645,649
Total held-to-maturity securities	$3,438,801	$2,860,970	$3,613,720	$2,910,550	$3,677,899	$3,121,820
Less: Allowance for credit losses	(395)		(457)		(479)
Held-to-maturity securities, net of allowance for credit losses	$3,438,406		$3,613,263		$3,677,420

Securities having a carrying value of $8.0 billion at September 30, 2025 as well as securities having a carrying value of $6.9 billion and $7.2 billion at December 31, 2024 and September 30, 2024, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) discount window, securities sold under repurchase agreements and derivatives. At September 30, 2025, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2025	2024	2024
Balance:
Commercial	$16,544,342	$15,574,551	$15,247,693
Commercial real estate	13,619,207	12,903,944	12,793,417
Home equity	484,202	445,028	427,043
Residential real estate	4,143,870	3,612,765	3,388,038
Premium finance receivables—property & casualty	8,366,292	7,272,042	7,131,681
Premium finance receivables—life insurance	8,758,553	8,147,145	7,996,899
Consumer and other	147,016	99,562	82,676
Total loans, net of unearned income	$52,063,482	$48,055,037	$47,067,447
Mix:
Commercial	32%	32%	33%
Commercial real estate	26	27	27
Home equity	1	1	1
Residential real estate	8	8	7
Premium finance receivables—property & casualty	16	15	15
Premium finance receivables—life insurance	17	17	17
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $272.0 million at September 30, 2025, $267.7 million at December 31, 2024 and $266.1 million at September 30, 2024.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $76.5 million at September 30, 2025, $78.2 million at December 31, 2024 and $79.4 million at September 30, 2024.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $342.4 million at September 30, 2025, $332.8 million at December 31, 2024, and $351.5 million at September 30, 2024.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at September 30, 2025, December 31, 2024 and September 30, 2024:

As of September 30, 2025		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$66,577	$—	$12,190	$36,136	$16,429,439	$16,544,342
Commercial real estate
Construction and development	3,227	—	630	40,276	2,614,020	2,658,153
Non-construction	24,975	—	13,489	42,779	10,879,811	10,961,054
Home equity	1,295	—	246	2,294	480,367	484,202
Residential real estate, excluding early buy-out loans	28,942	—	8,829	95	3,981,180	4,019,046
Premium finance receivables—property & casualty	24,512	13,006	23,527	38,133	8,267,114	8,366,292
Premium finance receivables—life insurance	—	—	34,016	34,506	8,690,031	8,758,553
Consumer and other	38	60	49	159	146,710	147,016
Total loans, net of unearned income, excluding early buy-out loans	$149,566	$13,066	$92,976	$194,378	$51,488,672	$51,938,658
Early buy-out loans guaranteed by U.S. government agencies (1)	—	47,374	—	—	77,450	124,824
Total loans, net of unearned income	$149,566	$60,440	$92,976	$194,378	$51,566,122	$52,063,482

As of December 31, 2024		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$73,490	$104	$54,844	$92,551	$15,353,562	$15,574,551
Commercial real estate
Construction and development	2,282	—	1,339	4,634	2,425,826	2,434,081
Non-construction	18,760	—	9,182	26,132	10,415,789	10,469,863
Home equity	1,117	—	1,233	2,148	440,530	445,028
Residential real estate, excluding early buy-out loans	23,762	—	5,708	18,917	3,407,622	3,456,009
Premium finance receivables—property & casualty	28,797	16,031	19,042	68,219	7,139,953	7,272,042
Premium finance receivables—life insurance	6,431	—	72,963	36,405	8,031,346	8,147,145
Consumer and other	2	47	59	882	98,572	99,562
Total loans, net of unearned income, excluding early buy-out loans	$154,641	$16,182	$164,370	$249,888	$47,313,200	$47,898,281
Early buy-out loans guaranteed by U.S. government agencies (1)	—	33,952	618	2,335	119,851	156,756
Total loans, net of unearned income	$154,641	$50,134	$164,988	$252,223	$47,433,051	$48,055,037
(1)Early buy-out loans are insured or guaranteed by the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

As of September 30, 2024		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$63,826	$20	$32,560	$46,057	$15,105,230	$15,247,693
Commercial real estate
Construction and development	2,284	—	757	1,798	2,398,851	2,403,690
Non-construction	39,787	225	12,682	46,548	10,290,485	10,389,727
Home equity	1,122	—	1,035	2,580	422,306	427,043
Residential real estate, excluding early buy-out loans	17,959	—	6,364	2,160	3,226,166	3,252,649
Premium finance receivables—property & casualty	36,079	18,235	18,740	30,204	7,028,423	7,131,681
Premium finance receivables—life insurance	—	—	10,902	74,432	7,911,565	7,996,899
Consumer and other	2	148	22	264	82,240	82,676
Total loans, net of unearned income, excluding early buy-out loans	$161,059	$18,628	$83,062	$204,043	$46,465,266	$46,932,058
Early buy-out loans guaranteed by U.S. government agencies (1)	—	43,358	150	—	91,881	135,389
Total loans, net of unearned income	$161,059	$61,986	$83,212	$204,043	$46,557,147	$47,067,447
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at September 30, 2025:

	Year of Origination							Revolving	Total
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial
Pass	$2,829,487	$2,846,915	$1,744,488	$1,266,672	$831,328	$1,108,613	$5,310,722	$40,053	$15,978,278
Special mention	11,668	41,624	46,403	18,943	31,703	38,400	128,153	360	317,254
Substandard accrual	2,436	16,847	26,199	39,289	35,639	22,204	38,008	1,611	182,233
Substandard nonaccrual/doubtful	951	4,454	7,778	36,977	10,359	3,906	900	1,252	66,577
Total commercial, industrial and other	$2,844,542	$2,909,840	$1,824,868	$1,361,881	$909,029	$1,173,123	$5,477,783	$43,276	$16,544,342
Construction and development
Pass	$207,055	$736,531	$619,287	$604,281	$73,736	$107,992	$15,039	$894	$2,364,815
Special mention	—	—	29,645	194,759	17,908	15,800	—	—	258,112
Substandard accrual	—	—	12,656	—	—	15,445	3,898	—	31,999
Substandard nonaccrual/doubtful	—	—	1,001	1,321	—	905	—	—	3,227
Total construction and development	$207,055	$736,531	$662,589	$800,361	$91,644	$140,142	$18,937	$894	$2,658,153
Non-construction
Pass	$1,436,193	$1,313,159	$1,314,216	$1,748,779	$1,290,468	$3,262,179	$225,790	$1,692	$10,592,476
Special mention	2,080	1,189	63,480	17,694	29,072	35,492	1,414	—	150,421
Substandard accrual	—	18,799	1,256	68,472	51,608	52,211	836	—	193,182
Substandard nonaccrual/doubtful	—	—	1,605	305	—	23,065	—	—	24,975
Total non-construction	$1,438,273	$1,333,147	$1,380,557	$1,835,250	$1,371,148	$3,372,947	$228,040	$1,692	$10,961,054
Home equity
Pass	$—	$236	$68	$353	$291	$13,067	$446,524	$8,237	$468,776
Special mention	—	42	—	402	—	2,303	6,187	—	8,934
Substandard accrual	—	—	15	19	98	2,979	2,086	—	5,197
Substandard nonaccrual/doubtful	—	—	—	88	132	1,075	—	—	1,295
Total home equity	$—	$278	$83	$862	$521	$19,424	$454,797	$8,237	$484,202
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$192	$4,551	$7,545	$5,280	$6,229	$101,027	$—	$—	$124,824
Pass	833,494	795,118	427,935	762,583	719,435	420,044	—	—	3,958,609
Special mention	—	2,027	5,793	4,745	1,808	6,822	—	—	21,195

Substandard accrual	60	136	913	3,799	1,833	3,559	—	—	10,300
Substandard nonaccrual/doubtful	—	1,214	5,463	7,772	6,475	8,018	—	—	28,942
Total residential real estate	$833,746	$803,046	$447,649	$784,179	$735,780	$539,470	$—	$—	$4,143,870
Premium finance receivables - property and casualty
Pass	$8,030,161	$180,763	$3,906	$1,113	$1,268	$—	$—	$—	$8,217,211
Special mention	102,653	4,466	9	—	—	—	—	—	107,128
Substandard accrual	15,393	2,044	—	3	1	—	—	—	17,441
Substandard nonaccrual/doubtful	13,542	10,941	25	3	1	—	—	—	24,512
Total premium finance receivables - property and casualty	$8,161,749	$198,214	$3,940	$1,119	$1,270	$—	$—	$—	$8,366,292
Premium finance receivables - life (1)
Pass	$437,422	$720,916	$541,345	$711,083	$1,057,431	$5,290,356	$—	$—	$8,758,553
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$437,422	$720,916	$541,345	$711,083	$1,057,431	$5,290,356	$—	$—	$8,758,553
Consumer and other
Pass	$5,180	$2,524	$1,858	$330	$622	$63,148	$72,998	$—	$146,660
Special mention	25	38	32	81	—	109	12	—	297
Substandard accrual	—	2	—	—	—	14	5	—	21
Substandard nonaccrual/doubtful	—	2	—	—	—	36	—	—	38
Total consumer and other	$5,205	$2,566	$1,890	$411	$622	$63,307	$73,015	$—	$147,016
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$192	$4,551	$7,545	$5,280	$6,229	$101,027	$—	$—	$124,824
Pass	13,778,992	6,596,162	4,653,103	5,095,194	3,974,579	10,265,399	6,071,073	50,876	50,485,378
Special mention	116,426	49,386	145,362	236,624	80,491	98,926	135,766	360	863,341
Substandard accrual	17,889	37,828	41,039	111,582	89,179	96,412	44,833	1,611	440,373
Substandard nonaccrual/doubtful	14,493	16,611	15,872	46,466	16,967	37,005	900	1,252	149,566
Total loans	$13,927,992	$6,704,538	$4,862,921	$5,495,146	$4,167,445	$10,598,769	$6,252,572	$54,099	$52,063,482
Gross write offs
Three months ended September 30, 2025	$7,305	$494	$1,457	$4,748	$12,046	$2,796	$—	$—	$28,846
Nine months ended September 30, 2025	$8,709	$15,297	$5,246	$8,129	$14,193	$13,216	$—	$—	$64,790
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

As of September 30, 2025	Year of Origination						Total
(In thousands)	2025	2024	2023	2022	2021	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$—	$135,000	$147,827	$30,713	$313,540
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$—	$—	$—	$135,000	$147,827	$30,713	$313,540
Municipal
1-4 internal grade	$—	$—	$4,092	$1,028	$6,742	$141,784	$153,646
5-7 internal grade	—	—	—	—	—	2,124	2,124
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$—	$4,092	$1,028	$6,742	$143,908	$155,770
Mortgage-backed securities
1-4 internal grade	$—	$—	$296,804	$496,580	$2,125,596	$—	$2,918,980
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$—	$—	$296,804	$496,580	$2,125,596	$—	$2,918,980
Corporate notes
1-4 internal grade	$—	$—	$—	$14,972	$—	$35,539	$50,511
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$—	$—	$14,972	$—	$35,539	$50,511
Total held-to-maturity securities							$3,438,801
Less: Allowance for credit losses							(395)
Held-to-maturity securities, net of allowance for credit losses							$3,438,406

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

	September 30,	December 31,	September 30,
(In thousands)	2025	2024	2024
Allowance for loan losses	$386,622	$364,017	$360,279
Allowance for unfunded lending-related commitments losses	67,569	72,586	75,435
Allowance for loan losses and unfunded lending-related commitments losses	454,191	436,603	435,714
Allowance for held-to-maturity securities losses	395	457	479
Allowance for credit losses	$454,586	$437,060	$436,193

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of September 30, 2025, excluding loans carried at fair value, substandard nonaccrual loans totaling $66.4 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and nine months ended September 30, 2025 and September 30, 2024 is as follows:

Three months ended September 30, 2025		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$194,568	$224,358	$9,221	$11,455	$16,612	$849	$457,063
Other adjustments	—	—	—	—	(88)	—	(88)
Charge-offs	(21,597)	(144)	(27)	(26)	(6,878)	(174)	(28,846)
Recoveries	1,449	241	104	1	2,459	37	4,291
Provision for credit losses - Other	15,056	6,022	(69)	583	(156)	335	21,771
Allowance for credit losses at period end	$189,476	$230,477	$9,229	$12,013	$11,949	$1,047	$454,191
By measurement method:
Individually measured	$29,747	$9,688	$—	$60	$—	$3	$39,498
Collectively measured	159,729	220,789	9,229	11,953	11,949	1,044	414,693
Loans at period end
Individually measured	$66,576	$28,203	$1,295	$28,854	$—	$38	$124,966
Collectively measured	16,477,766	13,591,004	482,907	3,985,423	17,124,845	146,978	51,808,923
Loans held at fair value	—	—	—	129,593	—		129,593

Three months ended September 30, 2024	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$181,991	$223,728	$7,242	$8,773	$14,746	$589	$437,069
Other adjustments	—	—	—	—	30	—	30
Charge-offs	(22,975)	(95)	—	—	(7,794)	(154)	(31,018)
Recoveries	649	30	101	5	3,477	21	4,283
Provision for credit losses - Other	7,128	(4,162)	134	268	3,284	147	6,799
Provision for credit losses - Day 1 on non-PCD assets acquired during the period	2,967	10,540	1,344	638	—	58	15,547
Initial allowance for credit losses recognized on PCD assets acquired during the period	1,838	1,103	2	61	—	—	3,004
Allowance for credit losses at period end	$171,598	$231,144	$8,823	$9,745	$13,743	$661	$435,714
By measurement method:
Individually measured	$21,573	$5,958	$50	$48	$—	$1	$27,630
Collectively measured	150,025	225,186	8,773	9,697	13,743	660	408,084
Loans at period end
Individually measured	$63,826	$42,071	$1,122	$17,565	$—	$2	$124,586
Collectively measured	15,183,867	12,751,346	425,921	3,232,435	15,128,580	82,674	46,804,823
Loans held at fair value	—	—	—	138,038	—	—	138,038

Nine months ended September 30, 2025		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$175,837	$222,856	$8,943	$10,335	$17,820	$812	$436,603
Other adjustments	—	—	—	—	96	—	96
Charge-offs	(37,467)	(6,309)	(138)	(26)	(20,350)	(500)	(64,790)
Recoveries	4,124	263	350	139	9,281	98	14,255
Provision for credit losses - Other	46,982	13,667	74	1,565	5,102	637	68,027
Allowance for credit losses at period end	$189,476	$230,477	$9,229	$12,013	$11,949	$1,047	$454,191

Nine months ended September 30, 2024		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$169,604	$223,853	$7,116	$13,133	$13,069	$490	$427,265
Other adjustments	—	—	—	—	(20)	—	(20)
Charge-offs	(43,774)	(21,090)	(74)	(61)	(24,218)	(398)	(89,615)
Recoveries	2,078	151	165	15	8,667	68	11,144
Provision for credit losses - Other	38,885	16,587	270	(4,041)	16,245	443	68,389
Provision for credit losses - Day 1 on non-PCD assets acquired during the period	2,967	10,540	1,344	638	—	58	15,547
Initial allowance for credit losses recognized on PCD assets acquired during the period	1,838	1,103	2	61	—	—	3,004
Allowance for credit losses at period end	$171,598	$231,144	$8,823	$9,745	$13,743	$661	$435,714

For the three and nine months ended September 30, 2025, the Company recognized approximately $21.8 million and $68.0 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of losses experienced in the Commercial and Premium Finance Receivables portfolios along with growth across various segments, which was offset by improved macroeconomic forecasts related to Baa credit spread. However, uncertainties remain regarding future economic performance and macroeconomic forecasts utilized in the measurement of the allowance for credit losses as of September 30, 2025, thus a macroeconomic uncertainty qualitative overlay continued to be applied in the third quarter of 2025. Net charge-offs in the three and nine month periods ended September 30, 2025, totaled $24.6 million and $50.5 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three and nine month periods ended September 30, 2025, the Company recognized approximately $(2,000) and $(61,000), respectively, of provision for credit losses related to held-to-maturity securities. At September 30, 2025, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At September 30, 2025, the Company had no foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $67.0 million and $40.4 million at September 30, 2025 and 2024, respectively.

The tables below presents a summary of the period-end balance of loans to borrowers experiencing financial difficulties during the three and nine months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$4,791	0.1%	$4,464	$—	$—	$—	$327
Commercial real estate
Construction and development	—	—	—	—	—	—	—
Non-construction	196	0.0	196	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential real estate	392	0.0	287	—	—	—	105
Premium finance receivables—property & casualty	—	—	—	—	—	—	—
Total loans	$5,379	0.0%	$4,947	$—	$—	$—	$432

		Weighted Average Magnitude of Modifications:
Three Months Ended September 30, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$4,791	6	190	—
Commercial real estate
Construction and development	—	—	—	—
Non-construction	196	6	—	—
Home equity	—	—	—	—
Residential real estate	392	11	90	—
Premium finance receivables—property & casualty	—	—	—	—
Total loans	$5,379	7	166	—

Three Months Ended September 30, 2024 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$1,469	0.0%	$1,240	$42	$17	$—	$170
Commercial real estate - Non-construction	192	0.0	192	—	—	—	—
Residential real estate	—	—	—	—	—	—	—
Premium finance receivables—property & casualty	1,548	0.0	30	1,457	—	—	61
Total loans	$3,209	0.0%	$1,462	$1,499	$17	$—	$231

		Weighted Average Magnitude of Modifications:
Three Months Ended September 30, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$1,469	27	—	—
Commercial real estate - Non-construction	192	6	—	—
Residential real estate	—	—	—	—
Premium finance receivables—property & casualty	1,548	4	—	—
Total loans	$3,209	9	—	—

Nine Months Ended September 30, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$15,370	0.2%	$14,917	$9	$—	$—	$444
Commercial real estate
Construction and development	—	—	—	—	—	—	—
Non-construction	196	0.0	196	—	—	—	—
Home equity	—	—	—	—	—	—	—
Residential real estate	1,524	0.0	447	276	—	—	801
Premium finance receivables—property & casualty	865	0.0	865	—	—	—	—
Total loans	$17,955	0.0	$16,425	$285	$—	$—	$1,245

		Weighted Average Magnitude of Modifications:
Nine Months Ended September 30, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$15,370	7	155	—
Commercial real estate
Construction and development	—	—	—	—
Non-construction	196	6	—	—
Home equity	—	—	—	—
Residential real estate	1,524	11	148	—
Premium finance receivables—property & casualty	865	12	—	—
Total loans	$17,955	8	150	—

Nine Months Ended September 30, 2024 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$4,687	0.0%	$4,195	$42	$17	$97	$336
Commercial real estate - Non-construction	1,662	0.0	486	—	319	857	—
Home equity	89	0.0	89	—	—	—	—
Residential real estate	282	0.0	114	168	—	—	—
Premium finance receivables—property & casualty	1,554	0.0	33	1,460	—	—	61
Total loans	$8,274	0.0%	$4,917	$1,670	$336	$954	$397

		Weighted Average Magnitude of Modifications:
Nine months ended September 30, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$4,687	35	113	34
Commercial real estate - Non-construction	1,662	29	—	16
Home equity	89	12	—	—
Residential real estate	282	19	201	—
Premium finance receivables—property & casualty	$1,554	6	86	$—
Total loans	$8,274	9	$156	18

The Company had commitments of $23.9 million and $8.6 million as of September 30, 2025 and September 30, 2024, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	For the Twelve Months Ended September 30, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	For the Twelve Months Ended September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Total	Payments in Default (1)	Payments in Default (1)	Total	Payments in Default (1)	Payments in Default (1)
Commercial	$20,725	$28	$142	$6,757	$42	$1,826
Commercial real estate
Construction and development	—	—	—	2,504	—	—
Non-construction	243	196	196	2,933	—	923
Home equity	—	—	—	588	—	203
Residential real estate	1,524	224	920	282	—	541
Premium finance receivables—property & casualty	865	—	865	1,632	47	61
Total loans	$23,357	$448	$2,123	$14,696	$89	$3,554
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2024	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2025
Community banking	$687,754	$—	$—	$—	$687,754
Specialty finance	37,193	—	—	697	37,890
Wealth management	71,995	—	—	—	71,995
Total	$796,942	$—	$—	$697	$797,639

The specialty finance unit’s goodwill increased $697,000 in the first nine months of 2025 as a result of foreign currency translation adjustments related to the prior Canadian acquisitions.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of September 30, 2025, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of September 30, 2025 is as follows:

(In thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$158,106	$158,106	$154,506
Accumulated amortization	(72,179)	(56,784)	(51,358)
Net carrying amount	$85,927	$101,322	$103,148
Trademark with indefinite lives:
Carrying amount	13,800	13,800	13,800
Total net carrying amount	$99,727	$115,122	$116,948
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,960	$1,959	$1,962
Accumulated amortization	(1,924)	(1,881)	(1,871)
Net carrying amount	$36	$78	$91
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$26,630	$26,630
Accumulated amortization	(21,096)	(20,140)	(19,803)
Net carrying amount	$5,534	$6,490	$6,827
Total acquisition-related intangible assets:
Gross carrying amount	$200,496	$200,495	$196,898
Accumulated amortization	(95,199)	(78,805)	(73,032)
Total other acquisition-related intangible assets, net	$105,297	$121,690	$123,866

Estimated amortization
Actual in nine months ended September 30, 2025	$16,394
Estimated remaining in 2025	5,003
Estimated—2026	18,830
Estimated—2027	16,333
Estimated—2028	13,908
Estimated—2029	11,536

The core deposit intangibles recognized in connection with the Company’s bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line or accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with prior acquisitions. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis. Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $16.4 million and $6.3 million for the nine months ended September 30, 2025 and 2024, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2025	2024	2025	2024
Fair value at beginning of the period	$193,061	$204,610	$203,788	$192,456
Additions from loans sold with servicing retained	5,829	6,357	16,834	19,959
Estimate of changes in fair value due to:
Payoffs, paydowns and repurchases	(5,604)	(7,328)	(15,856)	(17,248)
Changes in valuation inputs or assumptions	(2,348)	(17,331)	(13,828)	(8,859)
Fair value at end of the period	$190,938	$186,308	$190,938	$186,308
Unpaid principal balance of mortgage loans serviced for others	$12,524,131	$12,253,361

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects not to designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of September 30, 2025 and September 30, 2024, see Note (14) “Derivative Financial Instruments” in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Balance:
Non-interest-bearing	$10,952,146	$11,410,018	$10,739,132
NOW and interest-bearing demand deposits	6,710,919	5,865,546	5,466,932
Wealth management deposits	1,600,735	1,469,064	1,303,354
Money market	20,270,382	17,975,191	17,713,726
Savings	6,758,743	6,372,499	6,183,249
Time certificates of deposit	10,418,456	9,420,031	9,998,573
Total deposits	$56,711,381	$52,512,349	$51,404,966
Mix:
Non-interest-bearing	19%	22%	21%
NOW and interest-bearing demand deposits	12	11	11
Wealth management deposits	3	3	3
Money market	36	34	34
Savings	12	12	12
Time certificates of deposit	18	18	19
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	September 30, 2025	December 31, 2024	September 30, 2024
FHLB advances	$3,151,309	$3,151,309	$3,171,309
Other borrowings:
Notes payable	121,368	142,763	149,894
Secured borrowings	401,863	334,934	439,513
Other	56,097	57,106	57,636
Total other borrowings	579,328	534,803	647,043
Subordinated notes	298,536	298,283	298,188
Total FHLB advances, other borrowings and subordinated notes	$4,029,173	$3,984,395	$4,116,540

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances,” Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2024 Form 10-K.

Notes Payable
Notes payable balances represent the balances on the Company’s credit agreement with certain unaffiliated banks. At September 30, 2025, the outstanding principal balance under the term loan facility was $121.4 million and there was no outstanding balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2025, the Company was in compliance with all such covenants.

Secured Borrowings

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, First Insurance Funding of Canada (“FIFC Canada”), sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). On August 29, 2024, the Company entered into the Twelfth Amending Agreement to the Receivables Purchase Agreement dated as of December 16, 2014. The amended Receivables Purchase Agreement provides for, among other things, an extension of the maturity date to December 15, 2025 and an increase to the facility limit from C$520 million to C$650 million.

At September 30, 2025, the translated balance of the secured borrowings totaled $387.9 million compared to $323.2 million at December 31, 2024 and $428.6 million at September 30, 2024. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus fee rate of 0.825%.

The remaining $14.0 million, $11.7 million and $10.9 million within secured borrowings at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, represent other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings represent a promissory note (“Promissory Note”) issued by the Company in June 2017. Subsequent amendments to the Promissory Note since issuance increased the principal amount to $66.4 million, changed the interest rate to a floating rate equal to 1-month CME Term SOFR plus a spread of 1.40% and extended the maturity date to March 31, 2028. The Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At September 30, 2025, the Company was in compliance with all such covenants.

Subordinated Notes

At September 30, 2025, the Company had outstanding subordinated notes totaling $298.5 million compared to $298.3 million and $298.2 million at December 31, 2024 and September 30, 2024, respectively. The notes issued in 2019 have a stated interest rate of 4.85% and mature in June 2029. In the second quarter of 2024, the Company repaid the $140.0 million of subordinated notes issued in 2014. The notes had a stated interest rate of 5.00% and matured in June 2024.

(12) Junior Subordinated Debentures

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2025. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure (1)	Contractual Rate at 9/30/2025	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	S+0.26161+3.25	7.83%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	S+0.26161+2.80	7.06%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	S+0.26161+2.60	6.86%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	S+0.26161+1.95	6.25%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	S+0.26161+1.45	5.71%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	S+0.26161+1.63	5.93%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	S+0.26161+3.00	7.56%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	S+0.26161+3.00	7.56%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	S+0.26161+3.00	7.26%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	S+0.26161+1.75	6.05%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	S+0.26161+1.62	5.92%	06/2007	09/2037	06/2012
Total			$253,566		6.52%
(1)The interest rates on the variable rate junior subordinated debentures are based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) and reset on a quarterly basis.

The junior subordinated debentures totaled $253.6 million at September 30, 2025, December 31, 2024 and September 30, 2024. At September 30, 2025, the weighted average contractual interest rate on the junior subordinated debentures was 6.52%.

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

The segment financial information provided in the following table has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in Note (1) “Summary of Significant Accounting Policies” in the 2024 Form 10-K.

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

The following is a summary of certain operating information for reportable segments:

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
Three Months Ended September 30, 2025:
Interest income	$838,871	$107,840	$5,697	$952,408	$11,426	$963,834
Interest expense	386,326	10,410	88	396,824	—	396,824
Net interest income	452,545	97,430	5,609	555,584	11,426	567,010
Provision for credit losses	20,059	1,709	—	21,768	—	21,768
Non-interest income	82,507	32,221	39,663	154,391	(23,564)	130,827
Non-interest expense:
Salaries	97,900	16,464	9,761	124,125	498	124,623
Commissions and incentive compensation	33,175	10,445	12,624	56,244	—	56,244
Benefits	30,577	5,775	2,449	38,801	—	38,801
Other segment expenses (1)	140,977	23,702	8,317	172,996	(12,636)	160,360
Total non-interest expense	302,629	56,386	33,151	392,166	(12,138)	380,028
Income before taxes	212,364	71,556	12,121	296,041	—	296,041
Income tax expense	57,753	18,990	3,044	79,787	—	79,787
Net income	$154,611	$52,566	$9,077	$216,254	$—	$216,254
Total assets at period end	$56,437,776	$12,187,079	$1,004,783	$69,629,638	$—	$69,629,638
Three Months Ended September 30, 2024:
Interest income	$790,247	$100,952	$7,096	$898,295	$10,309	$908,604
Interest expense	393,353	12,504	164	406,021	—	406,021
Net interest income	396,894	88,448	6,932	492,274	10,309	502,583
Provision for credit losses	20,475	1,859	—	22,334	—	22,334
Non-interest income	66,323	29,587	37,431	133,341	(20,194)	113,147
Non-interest expense:
Salaries	93,169	15,155	10,202	118,526	445	118,971
Commissions and incentive compensation	35,427	9,206	12,942	57,575	—	57,575
Benefits	27,448	4,888	2,379	34,715	—	34,715
Other segment expenses (1)	129,134	22,366	8,256	159,756	(10,330)	149,426
Total non-interest expense	285,178	51,615	33,779	370,572	(9,885)	360,687
Income before taxes	157,564	64,561	10,584	232,709	—	232,709
Income tax expense	42,351	17,758	2,599	62,708	—	62,708
Net income	$115,213	$46,803	$7,985	$170,001	$—	$170,001
Total assets at period end	$51,598,626	$11,047,585	$1,142,213	$63,788,424	$—	$63,788,424
(1)Other segment items include non-interest expense categories such as ‘Software & Equipment’, ‘Data processing’, ‘Advertising and Marketing’, ‘FDIC Insurance’, and ‘Occupancy’. See “Non-Interest Expense” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q for further discussion on non-interest expense.

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
Nine Months Ended September 30, 2025:
Interest income	$2,408,155	$312,275	$16,192	$2,736,622	$35,085	$2,771,707
Interest expense	1,099,943	31,228	358	1,131,529	—	1,131,529
Net interest income	1,308,212	281,047	15,834	1,605,093	35,085	1,640,178
Provision for credit losses	62,965	5,000	—	67,965	—	67,965
Non-interest income	231,498	96,784	112,991	441,273	(69,723)	371,550
Non-interest expense:
Salaries	293,388	47,864	28,968	370,220	1,494	371,714
Commissions and incentive compensation	98,637	29,462	36,552	164,651	—	164,651
Benefits	90,058	16,399	7,913	114,370	—	114,370
Other segment expenses (1)	413,177	72,237	27,562	512,976	(36,132)	476,844
Total non-interest expense	895,260	165,962	100,995	1,162,217	(34,638)	1,127,579
Income before taxes	581,485	206,869	27,830	816,184	—	816,184
Income tax expense	153,471	55,214	6,679	215,364	—	215,364
Net income	$428,014	$151,655	$21,151	$600,820	$—	$600,820

Nine Months Ended September 30, 2024:
Interest income	$2,207,658	$303,746	$23,255	$2,534,659	$29,437	$2,564,096
Interest expense	1,088,247	37,825	637	1,126,709	—	1,126,709
Net interest income	1,119,411	265,921	22,618	1,407,950	29,437	1,437,387
Provision for credit losses	77,192	6,876	—	84,068	—	84,068
Non-interest income	212,578	89,221	131,521	433,320	(58,446)	374,874
Non-interest expense:
Salaries	268,145	45,439	30,076	343,660	1,343	345,003
Commissions and incentive compensation	96,459	26,426	37,842	160,727	—	160,727
Benefits	77,670	13,804	7,771	99,245	—	99,245
Other segment expenses (1)	366,858	67,460	25,244	459,562	(30,352)	429,210
Total non-interest expense	809,132	153,129	100,933	1,063,194	(29,009)	1,034,185
Income before taxes	445,665	195,137	53,206	694,008	—	694,008
Income tax expense	119,170	52,720	12,435	184,325	—	184,325
Net income	$326,495	$142,417	$40,771	$509,683	$—	$509,683

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps, collars and floors to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; (4) covered call options to economically hedge specific investment securities and receive fee income, effectively enhancing the overall yield on such securities to compensate for net interest margin compression; and (5) options and swaps to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The Company also enters into derivatives (typically interest rate swaps and commodity forward contracts) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.

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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2025, December 31, 2024 and September 30, 2024:

	Derivative Assets			Derivative Liabilities
(In thousands)	September 30, 2025	December 31, 2024	September 30, 2024	September 30, 2025	December 31, 2024	September 30, 2024
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$59,667	$7,329	$53,402	$4,950	$56,084	$14,522
Interest rate derivatives designated as Fair Value Hedges	5,633	10,001	8,069	560	87	351
Total derivatives designated as hedging instruments under ASC 815	$65,300	$17,330	$61,471	$5,510	$56,171	$14,873
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$136,018	$177,553	$185,456	$133,279	$183,799	$180,160
Interest rate lock commitments	7,149	1,950	5,143	—	18	6
Forward commitments to sell mortgage loans	47	1,297	31	2,654	88	1,055
Commodity forward contracts	233	766	1,647	67	583	1,365
Foreign exchange contracts	210	1,131	1,914	195	1,091	1,880
Total derivatives not designated as hedging instruments under ASC 815	$143,657	$182,697	$194,191	$136,195	$185,579	$184,466
Total Derivatives	$208,957	$200,027	$255,662	$141,705	$241,750	$199,339

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps, collars and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts to or from a counterparty in exchange for the Company receiving or paying fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the settlement of amounts in which the interest rate specified in the contract exceeds the agreed upon cap strike rate or in which the interest rate specified in the contract is below the agreed upon floor strike rate at the end of each period.

Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.

As of September 30, 2025, the Company had various interest rate collar, swap and floor derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of September 30, 2025:

	September 30, 2025
	Notional	Fair Value
(In thousands)	Amount	Asset (Liability)
Floor at 1-month CME term SOFR:
Buy 2.500%; matures September 2028	$200,000	$896
Interest Rate Collars at 1-month CME term SOFR:
Buy 2.750% floor, sell 4.320% cap; matures October 2026	500,000	172
Buy 2.000% floor, sell 3.450% cap; matures September 2027	1,250,000	(4,432)
Interest Rate Swaps at 1-month CME term SOFR:
Fixed 3.748%; matures December 2025	250,000	(144)
Fixed 3.759%; matures December 2025	250,000	(137)
Fixed 3.680%; matures February 2026	250,000	(194)
Fixed 4.176%; matures March 2026	250,000	328
Fixed 3.915%; matures March 2026	250,000	58
Fixed 4.450%; matures July 2026	250,000	1,407
Fixed 3.515%, matures December 2026	250,000	60
Fixed 3.512%; matures December 2026	250,000	51
Fixed 3.453%; matures February 2027	250,000	(42)
Fixed 4.150%; matures July 2027	250,000	3,329
Fixed 3.748%; matures March 2028	250,000	2,574
Fixed 3.526%; matures March 2028	250,000	1,271
Fixed 3.993%; matures October 2029	350,000	9,228
Fixed 4.245%; matures November 2029	350,000	12,803
Fixed 3.300%; matures November 2029 (1)	250,000	183
Fixed 3.816%; matures November 2030 (1)	250,000	5,787
Fixed 3.551%; matures November 2030 (1)	250,000	2,716
Fixed 3.950%; matures February 2031 (2)	250,000	7,469
Fixed 4.250%; matures February 2031 (2)	250,000	10,924
Fixed 3.378%; matures October 2031 (3)	200,000	410
Total Cash Flow Hedges	$7,100,000	$54,717
(1)Represents interest rate swaps that have effective starting dates of November 1, 2025.
(2)Represents interest rate swaps that have effective starting dates of February 1, 2026.
(3)Represents interest rate swaps that have effective starting dates of October 1, 2026

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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Unrealized gain (loss) at beginning of period	$72,529	$(49,396)	$(15,508)	$43,538
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	5,300	20,378	15,936	60,720
Amount of (loss) gain recognized in other comprehensive income or loss	(1,020)	104,470	76,381	(28,806)
Unrealized gain at end of period	$76,809	$75,452	$76,809	$75,452

As of September 30, 2025, the Company estimated that during the next 12 months $22.8 million will be reclassified from accumulated other comprehensive income or loss as an increase to net interest income. Such estimate consists of $13.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $9.5 million reclassified as an increase to interest income related to the interest rate collars, floors and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2025, the Company had 13 interest rate swaps with an aggregate notional amount of $119.2 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of September 30, 2025:

(In thousands)		September 30, 2025
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$113,650	$(5,031)	$(38)
	Available-for-sale debt securities	494	(3)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Nine Months Ended
		September 30, 2025	September 30, 2025
Interest rate swaps	Interest and fees on loans	$(4)	$(10)

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
The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2025 and December 31, 2024, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $14.8 billion and $13.3 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At September 30, 2025 these interest rate derivatives had maturity dates ranging from October 2025 to August 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2025 and December 31, 2024, the Company had interest rate lock commitments with an aggregate notional amount of approximately $379.1 million and $120.7 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $495.5 million and $377.5 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2025 and December 31, 2024, the Company had commodity derivative transactions with an aggregate notional amount of approximately $4.6 million and $5.2 million, respectively, (all forward contracts with customers and third parties) related to this program. At September 30, 2025, these commodity derivatives had maturity dates ranging from October 2025 to October 2027.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of September 30, 2025 and December 31, 2024, the Company held foreign currency derivatives with an aggregate notional amount of approximately $50.5 million and $97.1 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2025, December 31, 2024 or September 30, 2024.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. The Company held ten interest rate derivatives with an aggregate notional value of $362.0 million at September 30, 2025 and ten interest rate derivatives with an aggregate notional value of and $295.0 million at December 31, 2024, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate swaps and caps	Trading gains (losses), net	$92	$(245)	$60	$248
Mortgage banking derivatives	Mortgage banking	(584)	(1,692)	2,733	2,014
Commodity contracts	Trading gains (losses), net	89	(116)	166	282
Foreign exchange contracts	Trading gains (losses), net	79	(171)	152	(152)
Covered call options	Fees from covered call options	5,619	988	14,689	7,891
Derivative contract held as economic hedge on MSRs	Mortgage banking	265	6,892	7,697	3,543

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

When deemed necessary, appropriate types and amounts of collateral are obtained to minimize credit exposure. The Company hedges the market risk of derivatives transactions with commercial borrowers by entering into offsetting transactions with large, highly rated financial institutions. These exposures are generally secured by cash under bilateral Credit Support Annexes, which are a component of the International Swaps and Derivatives Association (“ISDA”) Master Agreements executed with counterparties.

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. If the Company were to breach any of these provisions, at a time when the derivatives subject to such agreements are in a liability position, and the derivatives were to be terminated as a result, the Company would be required to settle its obligations under the agreements at the termination value and would be required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. As of September 30, 2025, there were $1.6 million of derivatives that were subject to such agreements in a net liability position.

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	September 30, 2025	December 31, 2024	September 30, 2024	September 30, 2025	December 31, 2024	September 30, 2024
Gross Amounts Recognized	$201,318	$194,883	$246,927	$138,789	$239,970	$195,033
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(65,969)	(74,656)	(82,819)	(65,969)	(74,656)	(82,819)
Collateral Posted	(59,598)	(78,550)	(59,791)	(1,686)	—	(420)
Net Credit Exposure	$75,751	$41,677	$104,317	$71,134	$165,314	$111,794
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

At September 30, 2025, the Company classified $129.8 million of municipal securities as Level 3. These municipal securities are bond issuances for various municipal government entities primarily located in the Chicago metropolitan area, southern Wisconsin and west Michigan and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e., a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issuances without comparable bond proxies, a rating of “BBB” was assigned. In the third quarter of 2025, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2025 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At September 30, 2025, the Company classified $54.7 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at September 30, 2025 was 5.14%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.29% with credit loss discount ranging from 0%-26% at September 30, 2025.

Loans held-for-investment—The fair value of loans held-for-investment is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At September 30, 2025, the Company classified $49.2 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at September 30, 2025 was 5.14%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 9.44% at September 30, 2025. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.8 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.88% with credit loss discounts ranging from 0%-26% at September 30, 2025.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At September 30, 2025, the Company classified $190.9 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at September 30, 2025 was 10.43% with discount rates applied ranging from 5%-20%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-86% or a weighted average prepayment speed of 9.44%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $386, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (9) “Mortgage Servicing Rights (“MSRs”)” in Item 1 of this report for further discussion of MSRs.

Derivative instruments—The Company’s derivative instruments include swaps, collars and purchased options such as caps and floors, commitments to fund mortgages for sale into the secondary market (interest rate locks), forward commitments to end investors for the sale of mortgage loans, commodity future contracts and foreign currency contracts. Swaps, collars and purchased options such as caps and floors and commodity future contracts are valued by a third party, using models that primarily use market observable inputs, such as yield curves and commodity prices prevailing at the measurement date, and are classified as Level 2 in the fair value hierarchy. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio. The fair value for mortgage-related derivatives is based on changes in mortgage rates from the date of the commitments. The fair value of foreign currency derivatives is computed based on change in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

At September 30, 2025, the Company classified $7.1 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at September 30, 2025 was 84.88% with pull-through rates applied ranging from 6% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$8,036	$8,036	$—	$—
U.S. government agencies	46,511	—	46,511	—
Municipal	194,244	—	64,450	129,794
Corporate notes	80,372	—	80,372	—
Mortgage-backed	4,944,961	—	4,944,961	—
Trading account securities	—	—	—	—
Equity securities with readily determinable fair value	63,445	55,379	8,066	—
Mortgage loans held-for-sale	333,883	—	279,157	54,726
Loans held-for-investment	129,593	—	80,373	49,220
MSRs	190,938	—	—	190,938
Nonqualified deferred compensation assets	17,902	—	17,902	—
Derivative assets	208,957	—	201,808	7,149
Total	$6,218,842	$63,415	$5,723,600	$431,827
Derivative liabilities	$141,705	$—	$141,705	$—

	December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$37,907	$37,907	$—	$—
U.S. government agencies	44,945	—	44,945	—
Municipal	184,593	—	62,986	121,607
Corporate notes	81,162	—	81,162	—
Mortgage-backed	3,792,875	—	3,792,875	—
Trading account securities	4,072	—	4,072	—
Equity securities with readily determinable fair value	215,412	207,346	8,066	—
Mortgage loans held-for-sale	331,261	—	270,862	60,399
Loans held-for-investment	158,795	—	123,899	34,896
MSRs	203,788	—	—	203,788
Nonqualified deferred compensation assets	16,653	—	16,653	—
Derivative assets	200,027	—	198,077	1,950
Total	$5,271,490	$245,253	$4,603,597	$422,640
Derivative liabilities	$241,750	$—	$241,750	$—

	September 30, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$98,323	$98,323	$—	$—
U.S. government agencies	47,654	—	47,654	—
Municipal	200,212	—	64,962	135,250
Corporate notes	80,117	—	80,117	—
Mortgage-backed	3,485,926	—	3,485,926	—
Trading account securities	3,472	—	3,472	—
Equity securities with readily determinable fair value	125,310	117,244	8,066	—
Mortgage loans held-for-sale	461,067	—	402,004	59,063
Loans held-for-investment	138,038	—	93,263	44,775
MSRs	186,308	—	—	186,308
Nonqualified deferred compensation assets	16,756	—	16,756	—
Derivative assets	255,662	—	250,520	5,142
Total	$5,098,845	$215,567	$4,452,740	$430,538
Derivative liabilities	$199,339	$—	$199,339	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2025, December 31, 2024 and September 30, 2024 for mortgage loans held-for-sale measured at fair value under ASC 825 was $339.1 million, $335.9 million and $462.2 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $333.9 million, $331.3 million and $461.1 million, for the same respective periods, as shown in the above tables. At September 30, 2025, $200,000 of mortgage loans held-for-sale were classified as nonaccrual compared to $4.0 million as of December 31, 2024 and $2.4 million as of September 30, 2024. Additionally, there were $53.8 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of September 30, 2025 compared to $59.3 million as of December 31, 2024 and $58.4 million as of September 30, 2024. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at September 30, 2025, December 31, 2024, and September 30, 2024 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of September 30, 2025, December 31, 2024 and September 30, 2024 for loans held-for-investment measured at fair value under ASC 825 was $126.4 million, $157.8 million and $138.8 million, respectively, while the aggregate fair value of loans held-for-investment was $129.6 million, $158.8 million and $138.0 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at July 1, 2025	$116,075	$27,168	$53,037	$193,061	$5,548
Total net (losses) gains included in:
Net income (1)	—	82	(663)	(2,123)	1,601
Other comprehensive income or loss	(937)	—	—	—	—
Purchases	14,696	—	—	—	—
Settlements	(40)	(7,182)	(11,810)	—	—
Net transfers into Level 3	—	34,658	8,656	—	—
Balance at September 30, 2025	$129,794	$54,726	$49,220	$190,938	$7,149

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at July 1, 2024	$95,792	$40,545	$45,721	$204,610	$4,795
Total net gains (losses) included in:
Net income (1)	—	126	381	(18,302)	347
Other comprehensive income or loss	968	—	—	—	—
Purchases	38,490	—	—	—	—
Settlements	—	(8,078)	(7,924)	—	—
Net transfers into Level 3	—	26,470	6,597	—	—
Balance at September 30, 2024	$135,250	$59,063	$44,775	$186,308	$5,142
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2025	$121,607	$60,399	$34,896	$203,788	$1,950
Total net (losses) gains included in:
Net income (1)	—	1,534	173	(12,850)	5,199
Other comprehensive income or loss	(8,368)	—	—	—	—
Purchases	29,978	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(13,423)	(76,602)	(24,535)	—	—
Net transfers into Level 3	—	69,395	38,686	—	—
Balance at September 30, 2025	$129,794	$54,726	$49,220	$190,938	$7,149

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2024	$86,237	$26,835	$60,670	$192,456	$4,510
Total net (losses) gains included in:
Net income (1)	—	398	130	(6,148)	632
Other comprehensive income or loss	(1,700)	—	—	—	—
Purchases	56,556	—	—	—	—
Sales	—	—	—	—	—
Settlements	(5,843)	(28,687)	(31,436)	—	—
Net transfers into Level 3	—	60,517	15,411	—	—
Balance at September 30, 2024	$135,250	$59,063	$44,775	$186,308	$5,142
(1)Changes in the balance of mortgage loans held-for-sale, MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2025:

	September 30, 2025				Three Months Ended September 30, 2025 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2025 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$124,966	$—	$—	$124,966	$21,509	$42,664
Other real estate owned (1)	24,832	—	—	24,832	—	816
Total	$149,798	$—	$—	$149,798	$21,509	$43,480
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (7) “Allowance for Credit Losses” in Item 1 of this report. At September 30, 2025, the Company had $125.0 million of individually assessed loans classified as Level 3. All of the $125.0 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At September 30, 2025, the Company had $24.8 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2025 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Input / Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$129,794	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	54,726	Discounted cash flows	Discount rate	5.14%	5.14%	Decrease
			Credit discount	0% - 26%	1.29%	Decrease
Loans held-for-investment	49,220	Discounted cash flows	Discount rate	5.14% - 6.00%	5.14%	Decrease
			Credit discount	0% - 26%	1.88%	Decrease
			Constant prepayment rate (CPR) - current loans	9.44%	9.44%	Decrease
			Average life - delinquent loans (in years)	1.6 years - 11.7 years	5.8 years	Decrease
MSRs	190,938	Discounted cash flows	Discount rate	5% - 20%	10.43%	Decrease
			Constant prepayment rate (CPR)	0% - 86%	9.44%	Decrease
			Cost of servicing	$70 - $200	$76	Decrease
			Cost of servicing - delinquent	$200 - 1,000	$386	Decrease
Derivatives	7,149	Discounted cash flows	Pull-through rate	6% - 100%	84.88%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	124,966	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	24,832	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2025		At December 31, 2024		At September 30, 2024
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$565,469	$565,469	$458,536	$458,536	$731,128	$731,128
Interest-bearing deposits with banks	3,422,452	3,422,452	4,409,753	4,409,753	3,648,117	3,648,117
Available-for-sale securities	5,274,124	5,274,124	4,141,482	4,141,482	3,912,232	3,912,232
Held-to-maturity securities	3,438,406	2,860,970	3,613,263	2,910,550	3,677,420	3,121,820
Trading account securities	—	—	4,072	4,072	3,472	3,472
Equity securities with readily determinable fair value	63,445	63,445	215,412	215,412	125,310	125,310
FHLB and FRB stock, at cost	282,755	282,755	281,407	281,407	266,908	266,908
Brokerage customer receivables	—	—	18,102	18,102	16,662	16,662
Mortgage loans held-for-sale, at fair value	333,883	333,883	331,261	331,261	461,067	461,067
Loans held-for-investment, at fair value	129,593	129,593	158,795	158,795	138,038	138,038
Loans held-for-investment, at amortized cost	51,933,889	51,255,561	47,896,242	47,070,249	46,929,409	46,081,849
Nonqualified deferred compensation assets	17,902	17,902	16,653	16,653	16,756	16,756
Derivative assets	208,957	208,957	200,027	200,027	255,662	255,662
Accrued interest receivable and other	587,274	587,274	563,625	563,625	588,594	588,594
Total financial assets	$66,258,149	$65,002,385	$62,308,630	$60,779,924	$60,770,775	$59,367,615
Financial Liabilities:
Non-maturity deposits	$46,292,925	$46,292,925	$43,092,318	$43,092,318	$41,406,393	$41,406,393
Deposits with stated maturities	10,418,456	10,424,097	9,420,031	9,423,976	9,998,573	9,985,778
FHLB advances	3,151,309	3,185,090	3,151,309	3,153,524	3,171,309	3,334,183
Other borrowings	579,328	579,479	534,803	534,406	647,043	646,272
Subordinated notes	298,536	295,974	298,283	286,683	298,188	289,260
Junior subordinated debentures	253,566	253,591	253,566	253,588	253,566	253,662
Derivative liabilities	141,705	141,705	241,750	241,750	199,339	199,339
Accrued interest payable	69,453	69,453	48,364	48,364	75,254	75,254
Total financial liabilities	$61,205,278	$61,242,314	$57,040,424	$57,034,609	$56,049,665	$56,190,141

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

(16) Stock-Based Compensation Plans

As of September 30, 2025, approximately 2,184,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2024 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $10.1 million in the third quarter of 2025 and $9.5 million in the third quarter of 2024, and $30.6 million and $27.6 million in the nine months ended September 30, 2025 and 2024, respectively.

A summary of the Plans’ stock option activity for the nine months ended September 30, 2025 and September 30, 2024 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2025	10,825	$43.76
Granted	—	—
Exercised	(5,150)	42.61
Forfeited or canceled	—	—
Outstanding at September 30, 2025	5,675	$44.81	3.0	$497
Exercisable at September 30, 2025	5,675	$44.81	3.0	$497

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2024	13,100	$42.76
Granted	—	—
Exercised	(775)	32.26
Forfeited or canceled	—	—
Outstanding at September 30, 2024	12,325	$43.42	3.7	$802
Exercisable at September 30, 2024	12,325	$43.42	3.7	$802
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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 and September 30, 2024, was approximately $467,000 and $50,000, respectively. Cash received from option exercises under the Plans for the nine months ended September 30, 2025 and September 30, 2024 was approximately $220,000 and $25,000, respectively.

A summary of the Plans’ restricted share activity for the nine months ended September 30, 2025 and September 30, 2024 is presented below:

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	880,866	$90.95	746,123	$79.60
Granted	256,762	133.15	405,506	99.78
Vested and issued	(218,276)	94.41	(238,002)	70.14
Forfeited or canceled	(24,156)	109.48	(17,885)	92.77
Outstanding at September 30	895,196	$101.71	895,742	$90.99
Vested, but deferred, at September 30	101,820	$55.31	100,281	$54.19

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2025 and September 30, 2024 is presented below:

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	454,017	$93.57	553,026	$79.69
Granted	88,257	134.58	111,398	100.44
Added by performance factor at vesting	75,461	96.51	96,952	58.78
Vested and issued	(230,957)	95.26	(296,243)	58.76
Forfeited or canceled	(8,218)	107.24	(5,304)	95.77
Outstanding at September 30	378,560	$102.35	459,829	$93.61
Vested, but deferred, at September 30	13,283	$40.87	21,688	$44.21

(17) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2025	$(369,968)	$53,920	$(50,185)	$(366,233)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	55,886	(754)	(7,423)	47,709
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(199)	3,922	—	3,723
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(7)	—	—	(7)
Net other comprehensive income (loss) during the period, net of tax	$55,680	$3,168	$(7,423)	$51,425
Balance at September 30, 2025	$(314,288)	$57,088	$(57,608)	$(314,808)

Balance at January 1, 2025	$(429,580)	$(11,227)	$(67,528)	$(508,335)
Other comprehensive income during the period, net of tax, before reclassifications	115,227	56,523	9,920	181,670
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	88	11,792	—	11,880
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(23)	—	—	(23)
Net other comprehensive income during the period, net of tax	$115,292	$68,315	$9,920	$193,527
Balance at September 30, 2025	$(314,288)	$57,088	$(57,608)	$(314,808)

Balance at July 1, 2024	$(424,172)	$(36,304)	$(51,722)	$(512,198)
Other comprehensive income during the period, net of tax, before reclassifications	124,478	77,308	3,204	204,990
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(39)	15,080	—	15,041
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(10)	—	—	(10)
Net other comprehensive income during the period, net of tax	$124,429	$92,388	$3,204	$220,021
Balance at September 30, 2024	$(299,743)	$56,084	$(48,518)	$(292,177)

Balance at January 1, 2024	$(350,697)	$32,049	$(42,583)	$(361,231)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	51,916	(20,715)	(5,935)	25,266
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(905)	44,750	—	43,845
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(57)	—	—	(57)
Net other comprehensive income (loss) during the period, net of tax	$50,954	$24,035	$(5,935)	$69,054
Balance at September 30, 2024	$(299,743)	$56,084	$(48,518)	$(292,177)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income or Loss for the
Details Regarding the Component of Accumulated Other Comprehensive Income or Loss	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2025	2024	2025	2024
Accumulated unrealized (losses) gains on securities
Gains included in net income	$269	$45	$(119)	$1,223	Gains on investment securities, net
	269	45	(119)	1,223	Income before taxes
Tax effect	(70)	(6)	31	(318)	Income tax expense
Net of tax	$199	$39	$(88)	$905	Net income

Accumulated unrealized gains on derivative instruments
Amount reclassified to interest income on loans	$8,625	$23,704	$25,911	$72,027	Interest on Loans
Amount reclassified to interest expense on deposits	(3,325)	(3,325)	(9,975)	(11,307)	Interest on deposits
	(5,300)	(20,379)	(15,936)	(60,720)	Income before taxes
Tax effect	1,378	5,299	4,144	15,970	Income tax expense
Net of tax	$(3,922)	$(15,080)	$(11,792)	$(44,750)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income		$216,254	$170,001	$600,820	$509,683
Less: Preferred stock dividends		13,295	6,991	27,277	20,973
Less: Preferred stock redemption		14,046	—	14,046	—
Net income applicable to common shares	(A)	$188,913	$163,010	$559,497	$488,710

Weighted average common shares outstanding	(B)	66,952	64,888	66,871	62,743
Effect of dilutive potential common shares
Common stock equivalents		1,028	1,053	945	934
Weighted average common shares and effect of dilutive potential common shares	(C)	67,980	65,941	67,816	63,677
Net income per common share:
Basic	(A/B)	$2.82	$2.51	$8.37	$7.79
Diluted	(A/C)	$2.78	$2.47	$8.25	$7.67

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

At the January 2025 meeting of the Board of Directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.50 per share ($2.00 on an annualized basis) was declared. It was paid on February 20, 2025 to shareholders of record as of February 6, 2025. At the April 2025 meeting of the Board of Directors, a quarterly cash dividend of $0.50 per share ($2.00 on an annualized basis) was declared. It was paid on May 22, 2025 to shareholders of record as of May 8, 2025. At the July 2025 meeting of Board of Directors, a quarterly cash dividend of $0.50 ($2.00 on annualized basis) per share was declared. It was paid on August 21, 2025, to shareholders of record as of August 7, 2025.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of September 30, 2025 compared with December 31, 2024 and September 30, 2024, and the results of operations for the three and nine month periods ended September 30, 2025 and September 30, 2024, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Third Quarter Highlights

The Company recorded net income of $216.3 million for the third quarter of 2025 compared to $170.0 million in the third quarter of 2024. The results for the third quarter of 2025 demonstrate increased net interest income due to growth in earning assets as well as the Company’s ability to navigate disruptions in the current economic environment during the period due to the Company’s strong deposit franchise and balanced business model. Partially offsetting the increase in net interest income was an increase in non-interest expense. The increase in non-interest expense was a result of additional expenses to support growth. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income totaled $267.7 million for the third quarter of 2025 compared to $390.0 million for the third quarter of 2024.

The Company increased its loan portfolio from $47.1 billion at September 30, 2024 and $48.1 billion at December 31, 2024 to $52.1 billion at September 30, 2025. The increase in the current period compared to the prior periods was a result of growth in several portfolios, including the commercial, commercial real estate, residential real estate loans held for investment portfolios, and insurance premium finance receivable portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (6) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $567.0 million in the third quarter of 2025 compared to $502.6 million in the third quarter of 2024. This increase in net interest income recorded in the third quarter of 2025 compared to the third quarter of 2024 resulted primarily from growth in earning assets, specifically a $5.5 billion increase in average loans. Net interest margin was 3.48% (3.50% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2025 compared to 3.49% (3.51% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2024. The net interest margin remained essentially the same as declines in yields of most asset classes were substantially offset by reductions in funding costs (see “Net Interest Income” for further detail).

Non-interest income totaled $130.8 million in the third quarter of 2025 compared to $113.1 million in the third quarter of 2024. The increase is primarily due to an increase in mortgage banking revenue of $8.5 million, an increase of service charges on deposit accounts of $3.4 million, and an increase in income from fees from covered call options of $4.6 million in the third quarter of 2025 compared to the third quarter of 2024. This was partially offset by a decrease in foreign currency remeasurement losses of $1.1 million compared to the third quarter of 2024 (see “Non-Interest Income” for further detail).

Non-interest expense totaled $380.0 million in the third quarter of 2025, an increase of $19.3 million, or 5%, compared to the third quarter of 2024. This increase compared to the third quarter of 2024 was primarily attributable to increased salaries and employee benefits of $8.4 million and increased software and equipment expenses of $3.5 million (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the third quarter of 2025, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid investment portfolio and its access to funding from a variety of external funding sources, including the Company’s issuance of an additional series of preferred stock during the second quarter of 2025. See “Shareholders’ Equity”, “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary
The Company’s key operating measures and growth rates for the three and nine months ended September 30, 2025, as compared to the same period last year, are shown below:

	Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	Percentage (%) or Basis Point (bp) Change
Net income	$216,254	$170,001	27%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	317,809	255,043	25
Net income per common share—Diluted	2.78	2.47	13
Net revenue (2)	697,837	615,730	13
Net interest income	567,010	502,583	13
Net interest margin	3.48%	3.49%	(1) bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.50	3.51	(1)
Net overhead ratio (3)	1.45	1.62	(17)
Return on average assets	1.26	1.11	15
Return on average common equity	11.58	11.63	(5)
Return on average tangible common equity (non-GAAP) (1)	13.74	13.92	(18)

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	Percentage (%) or Basis Point (bp) Change
Net income	$600,820	$509,683	18%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	884,149	778,076	14
Net income per common share—Diluted	8.25	7.67	7
Net revenue (2)	2,011,728	1,812,261	11
Net interest income	1,640,178	1,437,387	14
Net interest margin	3.51%	3.52%	(1) bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.53	3.54	(1)
Net overhead ratio (3)	1.53	1.52	1
Return on average assets	1.22	1.17	5
Return on average common equity	11.94	12.52	(58)
Return on average tangible common equity (non-GAAP) (1)	14.28	14.69	(41)
At end of period
Total assets	$69,629,638	$63,788,424	9%
Total loans, excluding loans held-for-sale	52,063,482	47,067,447	11
Total loans, including loans held-for-sale	52,397,365	47,528,514	10
Total deposits	56,711,381	51,404,966	10
Total shareholders’ equity	7,045,757	6,399,714	10
Book value per common share (1)	98.87	90.06	10
Tangible common book value per share (1)	85.39	76.15	12
Market price per common share	132.44	108.53	22
Allowance for loan and unfunded lending-related commitment losses to total loans	0.87%	0.93%	(6) bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2025	2025	2024	2025	2024
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$963,834	$920,908	$908,604	$2,771,707	$2,564,096
Taxable-equivalent adjustment:
- Loans	2,154	2,200	2,474	6,560	7,025
- Liquidity management assets	675	680	668	2,045	1,785
- Other earning assets	—	—	2	3	10
(B) Interest Income (non-GAAP)	$966,663	$923,788	$911,748	$2,780,315	$2,572,916
(C) Interest Expense (GAAP)	396,824	374,214	406,021	1,131,529	1,126,709
(D) Net Interest Income (GAAP) (A minus C)	567,010	546,694	502,583	1,640,178	1,437,387
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	569,839	549,574	505,727	1,648,786	1,446,207
Net interest margin (GAAP)	3.48%	3.52%	3.49%	3.51%	3.52%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.50	3.54	3.51	3.53	3.54
(F) Non-interest income	$130,827	$124,089	$113,147	$371,550	$374,874
(G) Gains on investment securities, net	2,972	650	3,189	6,818	233
(H) Non-interest expense	380,028	381,461	360,687	1,127,579	1,034,185
Efficiency ratio (H/(D+F-G))	54.69%	56.92%	58.88%	56.24%	57.07%
Efficiency ratio (non-GAAP) (H/(E+F-G))	54.47	56.68	58.58	56.00	56.80

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$7,045,757	$7,225,696	$6,399,714
Less: Non-convertible preferred stock (GAAP)	(425,000)	(837,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(902,936)	(908,639)	(924,646)
(I) Total tangible common shareholders’ equity (non-GAAP)	$5,717,821	$5,479,557	$5,062,568
(J) Total assets (GAAP)	$69,629,638	$68,983,318	$63,788,424
Less: Acquisition-related intangible assets (GAAP)	(902,936)	(908,639)	(924,646)
(K) Total tangible assets (non-GAAP)	$68,726,702	$68,074,679	$62,863,778
Common equity to assets ratio (GAAP) (L/J)	9.5%	9.3%	9.4%
Tangible common equity ratio (non-GAAP) (I/K)	8.3	8.0	8.1

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$7,045,757	$7,225,696	$6,399,714
Less: Preferred stock	(425,000)	(837,500)	(412,500)
(L) Total common equity	$6,620,757	$6,388,196	$5,987,214
(M) Actual common shares outstanding	66,961	66,938	66,482
Book value per common share (L/M)	$98.87	$95.43	$90.06
Tangible book value per common share (non-GAAP) (I/M)	85.39	81.86	76.15

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$188,913	$188,536	$163,010	$559,497	$488,710
Add: Acquisition-related intangible asset amortization	5,196	5,580	4,042	16,394	6,322
Less: Tax effect of acquisition-related intangible asset amortization	(1,403)	(1,495)	(1,087)	(4,328)	(1,682)
After-tax acquisition-related intangible asset amortization	$3,793	$4,085	$2,955	$12,066	$4,640
(O) Tangible net income applicable to common shares (non-GAAP)	$192,706	$192,621	$165,965	$571,563	$493,350
Total average shareholders’ equity	$6,955,543	$6,862,040	$5,990,429	$6,761,319	$5,628,346
Less: Average preferred stock	(483,288)	(599,313)	(412,500)	(498,626)	(412,500)
(P) Total average common shareholders’ equity	$6,472,255	$6,262,727	$5,577,929	$6,262,693	$5,215,846
Less: Average acquisition-related intangible assets	(906,032)	(910,924)	(833,574)	(910,972)	(730,216)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$5,566,223	$5,351,803	$4,744,355	$5,351,721	$4,485,630
Return on average common equity, annualized (N/P)	11.58%	12.07%	11.63%	11.94%	12.52%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	13.74	14.44	13.92	14.28	14.69

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$296,041	$267,088	$232,709	$816,184	$694,008
Add: Provision for credit losses	21,768	22,234	22,334	67,965	84,068
Pre-tax income, excluding provision for credit losses (non-GAAP)	$317,809	$289,322	$255,043	$884,149	$778,076

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands, except per share data)	2025	2025	2024	2025	2024
Reconciliation of Non-GAAP Net Income per Common Share:
Net income	$216,254	$195,527	$170,001	$600,820	$509,683
Preferred stock dividends	13,295	6,991	6,991	27,277	20,973
Preferred stock redemption	14,046	—	—	14,046	—
(R) Net income applicable to common shares	$188,913	$188,536	$163,010	$559,497	$488,710
(S) Weighted average common shares outstanding	66,952	66,931	64,888	66,871	62,743
Dilutive potential common shares	1,028	888	1,053	945	934
(T) Average common shares and dilutive common shares	67,980	67,819	65,941	67,816	63,677
Net income per common share - Basic (R/S)	$2.82	$2.82	$2.51	$8.37	$7.79
Net income per common share - Diluted (R/T)	$2.78	$2.78	$2.47	$8.25	$7.67
Preferred stock series F excess one-time extended first dividend	$4,927	$—	$—	$4,927	$—
Preferred stock redemption	14,046	—	—	14,046	—
(U) Total non-recurring preferred stock offering impact (non-GAAP)	$18,973	$—	$—	$18,973	$—
Net income per common share - Basic (non-GAAP) (R+U)/S	$3.11	$2.82	$2.51	$8.65	$7.79
Net income per common share - Diluted (non-GAAP) (R+U)/T	$3.06	$2.78	$2.47	$8.53	$7.67

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2024 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At September 30, 2025, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed with the Audit Committee of the Board of Directors.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At September 30, 2025, the loan and held-to-maturity debt securities portfolios represent 80% of the total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

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

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 20 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at September 30, 2025:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 10%-15%	Increases estimate by 10%-15%
Commercial Real Estate:
Construction	Decreases estimate by 15%-20%	Increases estimate by 15%-20%
Non-Construction	Decreases estimate by 5%-6%	Increases estimate by 5%-6%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial portfolio based on a 10% change in the Dow Jones Total Stock Market Index from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at September 30, 2025:

Dow Jones Total Stock Market Index
	Increases	Decreases
Commercial	Decreases estimate by 5%-10%	Increases estimate by 5%-10%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at September 30, 2025:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 30%-35%	Increases estimate by 145%-150%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 40%-45%

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

Net Income

Net income for the quarter ended September 30, 2025 totaled $216.3 million, an increase of $46.3 million, or 27%, compared to the quarter ended September 30, 2024. On a per share basis, net income for the third quarter of 2025 totaled $2.78 per diluted common share compared to $2.47 for the third quarter of 2024.

The increase in net income for the third quarter of 2025 as compared to the same period in the prior year is primarily attributable to increased net interest income and an increase in non-interest income, partially offset by increased non-interest expense primarily due to increased salary and employee benefits expenses, increased software and equipment expenses and amortization of intangible assets and other acquisition-related expenses that were not applicable in the same period in the prior year. See “Net Interest Income,” “Non-interest Income,” “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended September 30, 2025 compared to the Quarters Ended June 30, 2025 and September 30, 2024

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the third quarter of 2025 as compared to the second quarter of 2025 (sequential quarters) and third quarter of 2024 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024	Sep 30, 2025	Jun 30, 2025	Sep 30, 2024
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$3,276,683	$3,308,199	$2,413,728	$35,067	$34,593	$32,885	4.25%	4.19%	5.42%
Investment securities (2)	9,377,930	8,801,560	8,276,576	87,101	78,733	70,260	3.68	3.59	3.38
FHLB and FRB stock	282,338	282,001	263,707	5,444	5,393	5,451	7.65	7.67	8.22
Liquidity management assets (3) (8)	$12,936,951	$12,391,760	$10,954,011	$127,612	$118,719	$108,596	3.91%	3.84%	3.94%
Other earning assets (3) (4) (8)	—	—	17,542	—	—	282	—	—	6.38
Mortgage loans held-for-sale	295,365	310,534	376,251	4,757	4,872	6,233	6.39	6.29	6.59
Loans, net of unearned income (3) (5) (8)	51,403,566	49,517,635	45,920,586	834,294	800,197	796,637	6.44	6.48	6.90
Total earning assets (8)	$64,635,882	$62,219,929	$57,268,390	$966,663	$923,788	$911,748	5.93%	5.96%	6.33%
Allowance for loan and investment security losses	(410,681)	(398,685)	(383,736)
Cash and due from banks	495,292	478,707	467,333
Other assets	3,582,543	3,540,394	3,563,296
Total assets	$68,303,036	$65,840,345	$60,915,283

NOW and interest-bearing demand deposits	$6,687,292	$6,423,050	$5,174,673	$40,448	$37,517	$30,971	2.40%	2.34%	2.38%
Wealth management deposits	1,604,142	1,552,989	1,362,747	8,415	8,182	10,158	2.08	2.11	2.97
Money market accounts	19,431,021	18,184,754	16,436,111	169,831	155,890	167,382	3.47	3.44	4.05
Savings accounts	6,723,325	6,578,698	6,096,746	38,844	37,637	42,892	2.29	2.29	2.80
Time deposits	10,319,719	9,841,702	9,598,109	98,308	94,244	110,616	3.78	3.84	4.58
Interest-bearing deposits	$44,765,499	$42,581,193	$38,668,386	$355,846	$333,470	$362,019	3.15%	3.14%	3.72%
Federal Home Loan Bank advances	3,151,310	3,151,310	3,178,973	26,007	25,724	26,254	3.27	3.27	3.29
Other borrowings	614,892	593,657	622,792	6,887	6,957	9,013	4.44	4.70	5.76
Subordinated notes	298,481	298,398	298,135	3,717	3,735	3,712	4.94	5.02	4.95
Junior subordinated debentures	253,566	253,566	253,566	4,367	4,328	5,023	6.83	6.85	7.88
Total interest-bearing liabilities	$49,083,748	$46,878,124	$43,021,852	$396,824	$374,214	$406,021	3.21%	3.20%	3.75%
Non-interest-bearing deposits	10,791,709	10,643,798	10,271,613
Other liabilities	1,472,036	1,456,383	1,631,389
Equity	6,955,543	6,862,040	5,990,429
Total liabilities and shareholders’ equity	$68,303,036	$65,840,345	$60,915,283
Interest rate spread (6) (8)							2.72%	2.76%	2.58%
Less: Fully taxable-equivalent adjustment				(2,829)	(2,880)	(3,144)	(0.02)	(0.02)	(0.02)
Net free funds/contribution (7)	$15,552,134	$15,341,805	$14,246,538				0.78	0.78	0.93
Net interest income/margin (GAAP) (8)				$567,010	$546,694	$502,583	3.48%	3.52%	3.49%
Fully taxable-equivalent adjustment				2,829	2,880	3,144	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)				$569,839	$549,574	$505,727	3.50%	3.54%	3.51%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended September 30, 2025, June 30, 2025 and September 30, 2024 were $2.8 million, $2.9 million and $3.1 million, respectively.
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

For the third quarter of 2025, net interest income totaled $567.0 million, an increase of $20.3 million as compared to the second quarter of 2025, and an increase of $64.4 million as compared to the third quarter of 2024. Net interest margin was 3.48% (3.50% on a FTE basis, non-GAAP) during the third quarter of 2025 compared to 3.52% (3.54% on a FTE basis, non-GAAP) during the second quarter of 2025, and 3.49% (3.51% on a FTE basis, non-GAAP) during the third quarter of 2024.

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$3,367,419	$1,720,387	$106,605	$69,310	4.23%	5.38%
Investment securities (2)	8,866,621	8,276,711	238,540	210,834	3.60	3.40
FHLB and FRB stock	282,016	249,375	16,144	14,903	7.65	7.98
Liquidity management assets (3) (8)	$12,516,056	$10,246,473	$361,289	$295,047	3.86%	3.85%
Other earning assets (3) (4) (8)	4,332	15,966	92	715	2.84	5.98
Mortgage loans held-for-sale	297,568	338,061	13,875	15,813	6.23	6.25
Loans, net of unearned income (3) (5) (8)	49,597,938	43,963,779	2,405,059	2,261,341	6.48	6.87
Total earning assets (8)	$62,415,894	$54,564,279	$2,780,315	$2,572,916	5.96%	6.30%
Allowance for loan and investment security losses	(395,041)	(368,713)
Cash and due from banks	483,543	450,899
Other assets	3,594,449	3,367,882
Total assets	$66,098,845	$58,014,347

NOW and interest-bearing demand deposits	$6,387,859	$5,279,697	$111,565	$98,586	2.34%	2.49%
Wealth management deposits	1,577,312	1,467,886	25,203	30,913	2.14	2.81
Money market accounts	18,405,748	15,398,045	472,095	460,466	3.43	3.99
Savings accounts	6,594,716	5,923,205	112,404	123,026	2.28	2.77
Time deposits	9,859,196	8,435,172	288,282	284,263	3.91	4.50
Interest-bearing deposits	$42,824,831	$36,504,005	$1,009,549	$997,254	3.15%	3.65%
Federal Home Loan Bank advances	3,151,310	3,002,228	77,172	73,099	3.27	3.25
Other borrowings	597,016	612,627	20,636	26,961	4.62	5.88
Subordinated notes	298,396	381,813	11,166	14,384	5.00	5.03
Junior subordinated debentures	253,566	253,566	13,006	15,011	6.86	7.91
Total interest-bearing liabilities	$47,125,119	$40,754,239	$1,131,529	$1,126,709	3.21%	3.69%
Non-interest-bearing deposits	10,722,772	10,041,972
Other liabilities	1,489,635	1,589,790
Equity	6,761,319	5,628,346
Total liabilities and shareholders’ equity	$66,098,845	$58,014,347
Interest rate spread (6) (8)					2.75%	2.61%
Less: Fully taxable-equivalent adjustment			(8,608)	(8,820)	(0.02)	(0.02)
Net free funds/contribution (7)	$15,290,775	$13,810,040			0.78	0.93
Net interest income/margin (GAAP) (8)			$1,640,178	$1,437,387	3.51%	3.52%
Fully taxable-equivalent adjustment			8,608	8,820	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$1,648,786	$1,446,207	3.53%	3.54%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the nine months ended September 30, 2025 and September 30, 2024 were $8.6 million and $8.8 million, respectively.
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

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month ended September 30, 2025 to each of the three month periods ended June 30, 2025 and September 30, 2024 and nine month periods ended September 30, 2025 and 2024. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2025 Compared to Second Quarter of 2025	Third Quarter of 2025 Compared to Third Quarter of 2024	First Nine Months of 2025 Compared to First Nine Months of 2024
(In thousands)
Net interest income, FTE basis (non-GAAP) (1) for comparative period	$549,574	$505,727	$1,446,207
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	20,005	60,831	194,709
Change due to interest rate fluctuations (rate)	(5,713)	3,281	13,168
Change due to number of days in each period	5,973	—	(5,298)
Less: FTE adjustment	(2,829)	(2,829)	(8,608)
Net interest income (GAAP) (1) for the period ended September 30, 2025	$567,010	$567,010	$1,640,178
FTE adjustment	2,829	2,829	8,608
Net interest income, FTE basis (non-GAAP) (1)	$569,839	$569,839	$1,648,786
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2025	September 30, 2024
Brokerage	$4,426	$6,139	$(1,713)	(28)%
Trust and asset management	32,762	31,085	1,677	5
Total wealth management (1)	37,188	37,224	(36)	0
Mortgage banking	24,451	15,974	8,477	53
Service charges on deposit accounts	19,825	16,430	3,395	21
Gains on investment securities, net	2,972	3,189	(217)	(7)
Fees from covered call options	5,619	988	4,631	NM
Trading gains (losses), net	172	(130)	302	NM
Operating lease income, net	15,466	15,335	131	1
Other:
Interest rate swap fees	3,909	2,914	995	34
BOLI	1,591	1,517	74	5
Administrative services	1,240	1,450	(210)	(14)
Foreign currency remeasurement (losses) gains	(416)	696	(1,112)	NM
Changes in fair value on EBOs and loans held-for-investment	1,452	518	934	NM
Early pay-offs of capital leases	519	532	(13)	(2)
Miscellaneous	16,839	16,510	329	2
Total Other	25,134	24,137	997	4
Total Non-interest Income	$130,827	$113,147	$17,680	16%
(1)Wealth management revenue is comprised of the trust and asset management revenue of Wintrust Private Trust Company, N.A. (“WPTC”) and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
NM - Not Meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2025	September 30, 2024
Brokerage	$13,395	$17,283	$(3,888)	(22)%
Trust and asset management	94,656	90,169	4,487	5
Total wealth management (1)	108,051	107,452	599	1
Mortgage banking	68,150	72,761	(4,611)	(6)
Service charges on deposit accounts	58,689	46,787	11,902	25
Gains on investment securities, net	6,818	233	6,585	NM
Fees from covered call options	14,689	7,891	6,798	86
Trading gains, net	259	617	(358)	(58)
Operating lease income, net	45,919	43,383	2,536	6
Other:
Interest rate swap fees	9,188	9,134	54	1
BOLI	4,644	4,519	125	3
Administrative services	3,948	3,989	(41)	(1)
Foreign currency remeasurement gains (losses)	59	(620)	679	NM
Changes in fair value on EBOs and loans held-for-investment	2,007	683	1,324	NM
Early pay-offs of capital leases	1,687	1,355	332	25
Miscellaneous	47,442	76,690	(29,248)	(38)
Total Other	68,975	95,750	(26,775)	(28)
Total Non-interest Income	$371,550	$374,874	$(3,324)	(1)%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the WPTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM - Not Meaningful.

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue increased for the three months ended September 30, 2025 as compared to the same period in 2024 due to higher production revenue and improved valuation adjustments in the MSRs. On a year-to-date basis, mortgage banking revenue decreased for the nine months ended September 30, 2025 as compared to the same period in 2024 as a result of lower production volume and net revenue related to lower MSR activity and valuation adjustments. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale and the related production margins. Mortgage loans originated for sale totaled $643.4 million in the third quarter of 2025 as compared to $766.8 million in the third quarter of 2024. On a year-to-date basis, mortgage loans originated for sale totaled $1.8 billion for the nine months ended September 30, 2025 as compared to $2.0 billion for nine months ended September 30, 2024. The slight decrease in linked quarter originations was driven by a slight uptick in rates offset by slightly higher inventory levels. The percentage of origination volume from refinancing activities was 23% and 24% for the three and nine months ended September 30, 2025, as compared to 28% and 22%, for the same periods in 2024, respectively.

The Company records MSRs at fair value on a recurring basis. For the three months ended September 30, 2025, the fair value of the MSRs portfolio decreased as a result of an unfavorable fair value adjustment of $2.3 million as well as a reduction in value of $5.6 million due to payoffs, paydowns and repurchases of the existing portfolio partially offset by retained servicing rights led to capitalization of $5.8 million. For the nine months ended September 30, 2025, the fair value of the MSRs portfolio decreased due to an unfavorable fair value adjustment of $13.8 million as well as a reduction in value of $15.9 million due to payoffs and paydowns and repurchases of the existing portfolio partially offset by retained servicing rights led to capitalization of $16.8 million. See Note (9) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge was a favorable $265,000 and $7.7 million for the three and nine months ended September 30, 2025 compared to a favorable $6.9 million and $3.5 million for the three and nine months ended September 30, 2024.

Service charges on deposits increased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 primarily as a result of increased commercial account analysis service fees. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

The Company recognized net gains on investment securities for the three and nine months ended September 30, 2025 of $3.0 million and $6.8 million, respectively. The Company recognized net gains on investment securities for the three and nine months ended September 30, 2024 of $3.2 million and $233,000, respectively. The net gains for the three and nine months ended September 30, 2025 were primarily due to unrealized gains on the Company’s equity investment securities with a readily determinable fair value recorded in the first and second quarter of 2025. See Note (5) “Investment Securities” to the Consolidated Financial Statements in Item 1 of this report for more information on net gains and losses on investment securities.

Fees from covered call options for the three and nine months ended September 30, 2025 increased $4.6 million and $6.8 million, respectively, when compared to the same periods in the prior year. The increased income was primarily because the Company sold more options than in the comparative periods. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at September 30, 2025 and 2024.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees. This category of income increased $329,000 and decreased $29.2 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. For the nine months ended September 30, 2025, miscellaneous income decreased compared to the same period in 2024 primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s Retirement Benefits Advisors (“RBA”) division within its wealth management business as well as a $4.6 million gain recognized in the second quarter of 2024 on the sale of premium finance receivables.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Originations:
Retail originations	$505,793	$527,408	$1,378,020	$1,403,306
Veterans First originations	137,600	239,369	407,372	561,270
Total originations for sale (A)	$643,393	$766,777	$1,785,392	$1,964,576
Originations for investment	351,012	218,984	991,115	663,561
Total originations	$994,405	$985,761	$2,776,507	$2,628,137
As percentage of originations for sale:
Retail originations	79%	69%	77%	71%
Veterans First originations	21	31	23	29
Purchases	77%	72%	76%	78%
Refinances	23	28	24	22
Production Margin:
Production revenue (B) (1)	$15,388	$13,113	$38,709	$41,538
Total originations for sale (A)	$643,393	$766,777	$1,785,392	$1,964,576
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	307,932	272,072	307,932	272,072
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	163,664	222,738	103,946	119,624
Total mortgage production volume (C)	$787,661	$816,111	$1,989,378	$2,117,024
Production margin (B/C)	1.95%	1.61%	1.95%	1.96%
Mortgage Servicing:
Loans serviced for others (D)	$12,524,131	$12,253,361
MSRs, at fair value (E)	190,938	186,308
Percentage of MSRs to loans serviced for others (E/D)	1.52%	1.52%
Servicing income	$10,112	$10,809	$31,243	$31,893
MSR Fair Value Asset Activity
MSR - FV at Beginning of Period	$193,061	$204,610	$203,788	$192,456
MSR - current period capitalization	5,829	6,357	16,834	19,959
MSR - collection of expected cash flows - paydowns	(1,554)	(1,598)	(4,660)	(4,546)
MSR - collection of expected cash flows - payoffs and repurchases	(4,050)	(5,730)	(11,196)	(12,702)
MSR - changes in fair value model assumptions	(2,348)	(17,331)	(13,828)	(8,859)
MSR Fair Value at end of period	$190,938	$186,308	$190,938	$186,308
Summary of Mortgage Banking Revenue
Operational:
Production revenue (1)	$15,388	$13,113	$38,709	$41,538
MSR - Current period capitalization	5,829	6,357	16,834	19,959
MSR - Collection of expected cash flows - paydowns	(1,554)	(1,598)	(4,660)	(4,546)
MSR - Collection of expected cash flows - pay offs	(4,050)	(5,730)	(11,196)	(12,702)
Servicing Income	10,112	10,809	31,243	31,893
Other Revenue	(345)	(67)	(596)	(46)
Total operational mortgage banking revenue	$25,380	$22,884	$70,334	$76,096
Fair Value:
MSR - changes in fair value model assumptions	$(2,348)	$(17,331)	$(13,828)	$(8,859)
Gain on derivative contract held as an economic hedge, net	265	6,892	7,697	3,543
Changes in FV on early buy-out loans guaranteed by US Govt (HFS)	1,154	3,529	3,947	1,981
Total fair value mortgage banking revenue	$(929)	$(6,910)	$(2,184)	$(3,335)
Total mortgage banking revenue	$24,451	$15,974	$68,150	$72,761

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

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2025	September 30, 2024
Salaries and employee benefits:
Salaries	$124,623	$118,971	$5,652	5%
Commissions and incentive compensation	56,244	57,575	(1,331)	(2)
Benefits	38,801	34,715	4,086	12
Total salaries and employee benefits	219,668	211,261	8,407	4
Software and equipment	35,027	31,574	3,453	11
Operating lease equipment	10,409	10,518	(109)	(1)
Occupancy, net	20,809	19,945	864	4
Data processing	11,329	9,984	1,345	13
Advertising and marketing	19,027	18,239	788	4
Professional fees	7,465	9,783	(2,318)	(24)
Amortization of other acquisition-related intangible assets	5,196	4,042	1,154	29
FDIC insurance	11,418	10,512	906	9
OREO expense, net	262	(938)	1,200	NM
Other:
Lending expenses, net of deferred originations costs	6,169	4,995	1,174	24
Travel and entertainment	6,029	5,364	665	12
Miscellaneous	27,220	25,408	1,812	7
Total other	39,418	35,767	3,651	10
Total Non-interest Expense	$380,028	$360,687	$19,341	5%
NM - Not meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2025	September 30, 2024
Salaries and employee benefits:
Salaries	$371,714	$345,003	$26,711	8%
Commissions and incentive compensation	164,651	160,727	3,924	2
Benefits	114,370	99,245	15,125	15
Total salaries and employee benefits	650,735	604,975	45,760	8
Software and equipment	106,266	88,536	17,730	20
Operating lease equipment	31,637	32,035	(398)	(1)
Occupancy, net	61,815	58,616	3,199	5
Data processing	34,713	28,779	5,934	21
Advertising and marketing	50,060	48,715	1,345	3
Professional fees	25,752	29,303	(3,551)	(12)
Amortization of other acquisition-related intangible assets	16,394	6,322	10,072	NM
FDIC insurance	33,315	30,322	2,993	10
FDIC insurance - special assessment	—	5,156	(5,156)	(100)
OREO expense, net	1,410	(805)	2,215	NM
Other:
Lending expenses, net of deferred originations costs	16,904	15,408	1,496	10
Travel and entertainment	17,325	15,301	2,024	13
Miscellaneous	81,253	71,522	9,731	14
Total other	115,482	102,231	13,251	13
Total Non-interest Expense	$1,127,579	$1,034,185	$93,394	9%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:
Salaries and employee benefits expense increased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024. The increase was primarily due to annual merit increases.
Software and equipment expense increased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation, and repairs and maintenance costs.
Amortization of other acquisition-related intangible assets increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 as a result of amortization of the core deposit intangible asset associated with the Macatawa acquisition.
FDIC insurance expense increased for the three months and decreased for the nine months ended September 30, 2025 compared to the same period in 2024. For the three months ended September 30, 2025, the increase is primarily due to balance sheet growth as compared to the three months ended September 30, 2024. On a year-to-date basis, the decrease is primarily due to $5.2 million recognized in March 31, 2024 related to the FDIC’s special assessment on uninsured deposits in response to certain bank failures that occurred in 2023.
Miscellaneous non-interest expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. During the three and nine months ended September 30, 2025, the company incurred $471,000 and $6.1 million in acquisition-related expenses related to the Macatawa acquisition.

Income Taxes

The Company recorded income tax expense of $79.8 million in the third quarter of 2025 compared to $62.7 million in the third quarter of 2024. The effective tax rates were 27.0% in the third quarter of 2025 compared to 26.9% in the third quarter of 2024. During the first nine months of 2025, the Company recorded income tax expense of $215.4 million compared to $184.3 million for the first nine months of 2024. The effective tax rates were 26.4% for the first nine months of 2025 and 26.6% for the first nine months of 2024.

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

The community banking segment’s net interest income for the quarter ended September 30, 2025 totaled $452.5 million as compared to $396.9 million for the same period in 2024, an increase of $55.7 million, or 14%. On a year-to-date basis, net interest income for the segment increased by $188.8 million from $1.1 billion for the nine months ended September 30, 2024 to $1.3 billion for the nine months ended September 30, 2025. The increase in the three and nine month periods was primarily attributable to growth in average earning assets coupled with a relatively stable net interest margin. The community banking segment’s non-interest income totaled $82.5 million in the third quarter of 2025, an increase of $16.2 million, or 24%, when compared to the third quarter of 2024 total of $66.3 million. On a year-to-date basis, non-interest income totaled $231.5 million for the nine months ended September 30, 2025, an increase of $18.9 million, or 9%, compared to $212.6 million for the nine months ended September 30, 2024. The increase in the three and nine month periods was primarily the result of an increase in gains recognized on investment securities and increased service charges on deposit accounts. The community banking segment recorded provision for credit losses of $20.1 million and $63.0 million, respectively, for the three and nine months ended September 30, 2025, compared to $20.5 million and $77.2 million, respectively, for the same periods in 2024. The decrease in provision for credit losses for the three and nine month periods was primarily the result of improvements in the forecast for the key macroeconomic variable Baa corporate credit spread coupled with lower net charge-offs . Non-interest expenses increased by $17.5 million and $86.1 million, respectively, for the three and nine months ended September 30, 2025 compared to the same periods in 2024, due to higher salaries, commissions, and incentive compensation along with other segment expenses. The community banking segment’s net income for the quarter ended September 30, 2025 totaled $154.6 million, an increase of $39.4 million as compared to net income in the third quarter of 2024 of $115.2 million. On a year-to-date basis, the net income of the community banking segment for the nine months ended September 30, 2025 totaled $428.0 million as compared to $326.5 million for the nine months ended September 30, 2024.

The specialty finance segment’s net interest income totaled $97.4 million for the quarter ended September 30, 2025, compared to $88.4 million for the same period in 2024, an increase of $9.0 million, or 10%. The increase for the three and nine month periods was primarily due to higher average balances in premium finance and leasing, and lower funding costs, offset by lower yields on premium finance. On a year-to-date basis, net interest income for the segment increased $15.1 million, or 6%, compared to the same period in 2024. The specialty finance segment’s provision for credit losses totaled $1.7 million and $5.0 million, respectively, for the three and nine months ended September 30, 2025 compared to $1.9 million and $6.9 million, respectively, for the same periods in 2024. The decrease in provision for credit losses for the three and nine month periods was primarily the result of improvement in credit quality within premium finance receivables and improvement in the forecast for the key macroeconomic variable Baa corporate credit spread, impacting lease financing. The specialty finance segment’s non-interest income increased to $32.2 million from $29.6 million for the three months ended September 30, 2025 and 2024, respectively, and stood at $96.8 million and $89.2 million for the nine months ended September 30, 2025 and 2024, respectively. Non-interest expenses increased by $4.8 million and $12.8 million, respectively, for the three and nine months ended September 30, 2025 compared to the same periods in 2024, primarily because of higher employee benefits, commissions, and incentive compensation as well as other segment expenses. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 47%, 29%, 22% and 2%, respectively, of the net revenues of our specialty finance business for the nine month period ended September 30, 2025. The net income of the specialty finance segment for the quarter ended September 30, 2025 totaled $52.6 million as compared to $46.8 million for the quarter ended September 30, 2024. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2025 totaled $151.7 million as compared to $142.4 million for the nine months ended September 30, 2024.

The wealth management segment reported net interest income of $5.6 million for the third quarter of 2025 compared to $6.9 million in the same quarter of 2024, a decrease of $1.3 million. On a year-to-date basis, net interest income totaled $15.8 million for the first nine months of 2025, as compared to $22.6 million for the first nine months of 2024. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.1 billion and $1.5 billion in the first nine months of 2025 and 2024, respectively. This segment recorded non-interest income of $39.7 million for the third quarter of 2025 compared to $37.4 million for the third quarter of 2024. The increase in the three month period was primarily due to higher wealth management revenue driven by an increase in asset valuations. On a year-to-date basis, this segment recorded non-interest income of $113.0 million for the first nine months of 2025 as compared to $131.5 million for the first nine months of 2024. The decrease in the nine month period was primarily due a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business. On a quarter-to-date and year-to-date basis, non-interest expense remained relatively stable for the three and nine month periods ended September 30, 2025 compared to the same periods in 2024. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $9.1 million for the third quarter of 2025 compared to $8.0 million for the third quarter of 2024. On a year-to-date basis, the wealth management segment’s net income totaled $21.2 million and $40.8 million for the nine month period ended September 30, 2025, and 2024, respectively.

Financial Condition

Total assets were $69.6 billion at September 30, 2025, representing an increase of $5.8 billion, or 9%, when compared to September 30, 2024 and an increase of approximately $646.3 million, or 4% on an annualized basis, when compared to June 30, 2025. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $61.0 billion at September 30, 2025, $60.1 billion at June 30, 2025, and $55.8 billion at September 30, 2024. See Notes (5), (6), (10), (11) and (12) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2025		June 30, 2025		September 30, 2024
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$295,365	0%	$310,534	0%	$376,251	1%
Loans, net of unearned income
Commercial	$16,239,631	25%	$15,909,323	26%	$14,544,139	25%
Commercial real estate	13,415,933	21	13,095,845	21	12,502,355	22
Home equity	475,046	1	459,033	1	402,868	1
Residential real estate	3,974,900	6	3,700,917	6	3,171,131	6
Premium finance receivables—property & casualty	8,524,414	13	7,762,161	12	7,218,294	13
Premium finance receivables—life insurance	8,638,561	13	8,455,443	14	7,997,721	14
Other loans	135,081	1	134,913	0	84,078	0
Total average loans (1)	$51,403,566	80%	$49,517,635	80%	$45,920,586	81%
Liquidity management assets (2)	12,936,951	20	12,391,760	20	10,954,011	18
Other earning assets (3)	—	0	—	0	17,542	0
Total average earning assets	$64,635,882	100%	$62,219,929	100%	$57,268,390	100%
Total average assets	$68,303,036		$65,840,345		$60,915,283
Total average earning assets to total average assets		95%		95%		94%
(1)Total average loans includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Mortgage loans held-for-sale represents such loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The decrease in the average balance for the third quarter of 2025 as compared to the sequential period and prior year periods is primarily due to lower mortgage originations for sale.

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the third quarter of 2025 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. The aggregate balances of these loan categories comprised 58% in the third quarter of 2025, 59% in the second quarter of 2025 and 59% of the average loan portfolio in the third quarter of 2024.

Residential real estate loans averaged $4.0 billion in the third quarter of 2025, and increased $803.8 million, or 25%, from the average balance of $3.2 billion in the same period of 2024. Additionally, compared to the quarter ended June 30, 2025, the average balance increased $274.0 million, or 29% on an annualized basis. Growth is due to the Company continuing to originate non-agency mortgages that are held-for-investment.

The increase in the premium finance receivables during the third quarter of 2025 compared to the third quarter of 2024 was the result of effective marketing and customer servicing. Approximately $5.5 billion of premium finance receivables were originated in the third quarter of 2025 compared to $4.8 billion during the same period of 2024. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 50% and 50%, respectively, of the average total balance of premium finance receivables for the third quarter of 2025, and 47% and 53%, respectively, for the third quarter of 2024.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2025		September 30, 2024
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$297,568	0%	$338,061	1%
Loans:
Commercial	$15,840,773	25%	$13,728,791	25%
Commercial real estate	13,149,369	21	11,942,029	22
Home equity	461,153	1	365,150	1
Residential real estate	3,740,920	6	2,932,839	5
Premium finance receivables—property & casualty	7,831,182	13	7,017,145	13
Premium finance receivables—life insurance	8,448,993	14	7,896,080	14
Other loans	125,548	0	81,745	0
Total average loans (1)	$49,597,938	80%	$43,963,779	80%
Liquidity management assets (2)	12,516,056	20	10,246,473	19
Other earning assets (3)	4,332	0	15,966	0
Total average earning assets	$62,415,894	100%	$54,564,279	100%
Total average assets	$66,098,845		$58,014,347
Total average earning assets to total average assets		94%		94%
(1)Total average loans includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at September 30, 2025 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2025	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$465,635	$3,851,843	$2,154,642	$17,113	$6,489,233
Variable rate	10,054,366	743	—	—	10,055,109
Total commercial	$10,520,001	$3,852,586	$2,154,642	$17,113	$16,544,342
Commercial real estate
Fixed rate	$771,993	$2,629,379	$358,703	$68,729	$3,828,804
Variable rate	9,779,638	10,700	65	—	9,790,403
Total commercial real estate	$10,551,631	$2,640,079	$358,768	$68,729	$13,619,207
Home equity
Fixed rate	$9,470	$464	$—	$13	$9,947
Variable rate	474,255	—	—	—	474,255
Total home equity	$483,725	$464	$—	$13	$484,202
Residential real estate
Fixed rate	$17,018	$4,563	$70,142	$1,040,869	$1,132,592
Variable rate	117,542	736,051	2,157,685	—	3,011,278
Total residential real estate	$134,560	$740,614	$2,227,827	$1,040,869	$4,143,870
Premium finance receivables - property & casualty
Fixed rate	$8,275,798	$90,494	$—	$—	$8,366,292
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$8,275,798	$90,494	$—	$—	$8,366,292
Premium finance receivables - life insurance
Fixed rate	$255,894	$140,954	$4,000	$—	$400,848
Variable rate	8,357,705	—	—	—	8,357,705
Total premium finance receivables - life insurance	$8,613,599	$140,954	$4,000	$—	$8,758,553
Consumer and other
Fixed rate	$65,657	$8,660	$1,045	$853	$76,215
Variable rate	70,801	—	—	—	70,801
Total consumer and other	$136,458	$8,660	$1,045	$853	$147,016
Total per category
Fixed rate	$9,861,465	$6,726,357	$2,588,532	$1,127,577	$20,303,931
Variable rate	28,854,307	747,494	2,157,750	—	31,759,551
Total loans, net of unearned income	$38,715,772	$7,473,851	$4,746,282	$1,127,577	$52,063,482
Less: Existing cash flow hedging derivatives (1)	(5,650,000)
Total loans repricing or maturing in one year or less, adjusted for cash flow hedging activity	$33,065,772

Variable Rate Loan Pricing by Index:
SOFR tenors (2)					$20,295,819
12- month CMT (3)					7,284,381
Prime					3,083,193
Fed Funds					768,000
Other U.S. Treasury tenors					191,629
Other					136,529
Total variable rate					$31,759,551
(1)Excludes cash flow hedges with future effective starting dates.
(2) SOFR - Secured Overnight Financing Rate.
(3) CMT - Constant Maturity Treasury Rate.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of September 30, 2025 and 2024:

	As of September 30, 2025			As of September 30, 2024
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial	$16,544,342	54.8%	$189,476	$15,247,693	54.4%	$171,598
Commercial Real Estate:
Construction and development	$2,658,153	8.8%	$78,765	$2,403,690	8.6%	$97,949
Non-construction	10,961,054	36.4%	151,712	10,389,727	37.0	133,195
Total commercial real estate	$13,619,207	45.2%	$230,477	$12,793,417	45.6%	$231,144
Total commercial and commercial real estate	$30,163,549	100.0%	$419,953	$28,041,110	100.0%	$402,742

Commercial real estate - primary collateral location by state:
Illinois	$7,096,808	52.1%		$7,154,012	55.9%
Wisconsin	893,812	6.6		868,844	6.8
Michigan	875,395	6.4		854,189	6.7
Total primary markets	$8,866,015	65.1%		$8,877,045	69.4%
Florida	486,728	3.6		423,517	3.3
Indiana	464,808	3.4		445,417	3.5
Georgia	333,260	2.5		228,613	1.8
Texas	319,292	2.3		281,057	2.2
California	291,088	2.1		259,341	2.0
Colorado	288,412	2.1		251,247	2.0
Tennessee	276,393	2.0		289,989	2.3
Arizona	255,994	1.9		205,835	1.6
Other	2,037,217	15.0		1,531,356	11.9
Total commercial real estate	$13,619,207	100.0%		$12,793,417	100.0%
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. As a result of growth and the macroeconomic uncertainty qualitative overlay in the Company’s commercial loan portfolio, our allowance for credit losses in our commercial loan portfolio increased to $189.5 million as of September 30, 2025 compared to $171.6 million as of September 30, 2024.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area, southern Wisconsin and west Michigan, 65.1% of our commercial real estate loan portfolio is located in this region as of September 30, 2025. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of September 30, 2025, our allowance for credit losses related to this portfolio was $230.5 million compared to $231.1 million as of September 30, 2024. The decrease in the allowance for credit losses is primarily a result of improvement in the macroeconomic scenario related to Baa credit spread, offset by growth in the portfolio. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	September 30, 2025					September 30, 2024
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$3,201	$57,722	$60,923	1%	$655	$1,508	$71,580	$73,088	1%	$620
Commercial construction	198,522	2,075,023	2,273,545	17	5,766	180,912	1,803,328	1,984,240	15	4,450
Land	6,312	317,373	323,685	2	1,850	6,411	339,951	346,362	3	1,786
Office	277,351	1,300,857	1,578,208	12	1,468	286,821	1,388,465	1,675,286	13	1,508
Industrial	955,660	1,956,887	2,912,547	21	1,938	974,064	1,553,868	2,527,932	20	1,719
Retail	349,754	1,129,107	1,478,861	11	1,275	355,867	1,048,719	1,404,586	11	1,176
Multi-family	94,211	3,212,386	3,306,597	24	1,447	103,166	3,090,173	3,193,339	25	1,336
Mixed use and other	595,637	1,089,204	1,684,841	12	1,219	548,315	1,040,269	1,588,584	12	1,151
Total commercial real estate	$2,480,648	$11,138,559	$13,619,207	100%	$1,688	$2,457,064	$10,336,353	$12,793,417	100%	$1,541

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

Loan Portfolio Aging

As of September 30, 2025, excluding early buy-out loans guaranteed by U.S. government agencies, $93.0 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $194.4 million, or 0.4% of all loans, were 30 to 59 days (or one payment) past due. As of June 30, 2025, excluding early buy-out loans guaranteed by U.S. government agencies, $92.1 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $163.3 million, or 0.3% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2025 that were current with regard to the contractual terms of the loan agreement represent 99.2% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at September 30, 2025 that were current with regards to the contractual terms of the loan agreements comprise 99.1% of total residential real estate loans outstanding. For more information regarding delinquent loans as of September 30, 2025, see Note (7) “Allowance for Credit Losses” in Item 1 of this report.

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2024
Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$20
Commercial real estate	—	—	225
Home equity	—	—	—
Residential real estate	—	—	—
Premium finance receivables—property and casualty	13,006	14,350	18,235
Premium finance receivables—life insurance	—	327	—
Consumer and other	60	184	148
Total loans past due greater than 90 days and still accruing	13,066	14,861	18,628
Nonaccrual loans:
Commercial	66,577	80,877	63,826
Commercial real estate	28,202	32,828	42,071
Home equity	1,295	1,780	1,122
Residential real estate	28,942	28,047	17,959
Premium finance receivables—property and casualty	24,512	30,404	36,079
Premium finance receivables—life insurance	—	—	—
Consumer and other	38	41	2
Total nonaccrual loans	149,566	173,977	161,059
Total non-performing loans:
Commercial	66,577	80,877	63,846
Commercial real estate	28,202	32,828	42,296
Home equity	1,295	1,780	1,122
Residential real estate	28,942	28,047	17,959
Premium finance receivables—property and casualty	37,518	44,754	54,314
Premium finance receivables—life insurance	—	327	—
Consumer and other	98	225	150
Total non-performing loans	$162,632	$188,838	$179,687
Other real estate owned	24,832	23,615	13,682
Total non-performing assets	$187,464	$212,453	$193,369
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.40%	0.49%	0.42%
Commercial real estate	0.21	0.25	0.33
Home equity	0.27	0.38	0.26
Residential real estate	0.70	0.71	0.53
Premium finance receivables—property and casualty	0.45	0.54	0.76
Premium finance receivables—life insurance	—	0.00	—
Consumer and other	0.07	0.19	0.18
Total non-performing loans	0.31%	0.37%	0.38%
Total non-performing assets, as a percentage of total assets	0.27%	0.31%	0.30%
Total nonaccrual loans as a percentage of total loans	0.29%	0.34%	0.34%
Allowance for credit losses as a percentage of nonaccrual loans	303.67%	262.71%	270.53%
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

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of period	$188,838	$174,251	$170,823	$139,030
Additions from becoming non-performing in the respective period	34,805	42,335	111,177	119,853
Additions from assets acquired in the respective period	—	189	—	189
Return to performing status	(3,399)	(362)	(11,502)	(1,764)
Payments received	(28,052)	(10,894)	(49,619)	(28,841)
Transfer to OREO to other assets	(348)	(3,680)	(2,595)	(12,006)
Charge-offs	(21,526)	(21,211)	(41,860)	(43,694)
Net change for premium finance receivables	(7,686)	(941)	(13,792)	6,920
Balance at end of period	$162,632	$179,687	$162,632	$179,687

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

Management determined that the allowance for credit losses was appropriate at September 30, 2025, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Allowance for credit losses at beginning of period	$457,063	$437,069	$436,603	$427,265
Provision for credit losses - other	21,771	6,799	68,027	68,389
Provision for credit losses - Day 1 on non-PCD assets acquired during the period	—	15,547	—	15,547
Initial allowance for credit losses recognized on PCD assets acquired during the period	—	3,004	—	3,004
Other adjustments	(88)	30	96	(20)
Charge-offs:
Commercial	21,597	22,975	37,467	43,774
Commercial real estate	144	95	6,309	21,090
Home equity	27	—	138	74
Residential real estate	26	—	26	61
Premium finance receivables - property & casualty	6,860	7,790	20,320	24,214
Premium finance receivables - life insurance	18	4	30	4
Consumer and other	174	154	500	398
Total charge-offs	28,846	31,018	64,790	89,615
Recoveries:
Commercial	1,449	649	4,124	2,078
Commercial real estate	241	30	263	151
Home equity	104	101	350	165
Residential real estate	1	5	139	15
Premium finance receivables - property & casualty	2,459	3,436	9,281	8,613
Premium finance receivables - life insurance	—	41	—	54
Consumer and other	37	21	98	68
Total recoveries	4,291	4,283	14,255	11,144
Net charge-offs	(24,555)	(26,735)	(50,535)	(78,471)
Allowance for credit losses at period end	$454,191	$435,714	$454,191	$435,714
Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.49%	0.61%	0.28%	0.41%
Commercial real estate	(0.00)	0.00	0.06	0.23
Home equity	(0.06)	(0.10)	(0.06)	(0.03)
Residential real estate	0.00	0.00	(0.00)	0.00
Premium finance receivables - property & casualty	0.20	0.24	0.19	0.30
Premium finance receivables - life insurance	0.00	0.00	0.00	(0.00)
Consumer and other	0.40	0.63	0.43	0.54
Total loans, net of unearned income	0.19%	0.23%	0.14%	0.24%
Loans at period-end	$52,063,482	$47,067,447
Allowance for loan losses as a percentage of loans at period end	0.74%	0.77%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.87	0.93

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance at beginning of period	$23,615	$19,731	$23,116	$13,309
Disposal/resolved	—	(9,729)	—	(11,481)
Transfers in at fair value, less costs to sell	1,217	3,680	2,532	12,061
Fair value adjustments	—	—	(816)	(207)
Balance at end of period	$24,832	$13,682	$24,832	$13,682

	Period End
(In thousands)	September 30, 2025	June 30, 2025	September 30, 2024
Residential real estate	$—	$—	$—
Commercial real estate	24,832	23,615	13,682
Total	$24,832	$23,615	$13,682

Deposits

Total deposits at September 30, 2025 were $56.7 billion, an increase of $5.3 billion, or 10%, compared to total deposits at September 30, 2024. See Note (10) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2025:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2025 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit
1-3 months	$4,450,481	3.83%
4-6 months	3,165,121	3.72
7-9 months	1,489,181	3.64
10-12 months	973,156	3.79
13-18 months	196,146	3.13
19-24 months	79,669	3.00
24+ months	64,702	3.00
Total	$10,418,456	3.74%

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2025		June 30, 2025		September 30, 2024
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$10,791,709	19%	$10,643,798	20%	$10,271,613	21%
NOW and interest-bearing demand deposits	6,687,292	12	6,423,050	12	5,174,673	11
Wealth management deposits	1,604,142	3	1,552,989	3	1,362,747	3
Money market	19,431,021	35	18,184,754	34	16,436,111	34
Savings	6,723,325	12	6,578,698	12	6,096,746	12
Time certificates of deposit	10,319,719	19	9,841,702	19	9,598,109	19
Total average deposits	$55,557,208	100%	$53,224,991	100%	$48,939,999	100%

Total average deposits for the third quarter of 2025 were $55.6 billion, an increase of $6.6 billion, or 14%, from the third quarter of 2024. Total deposits increased in the third quarter of 2025 as compared to the third quarter of 2024 primarily as a result of the Company’s increased marketing efforts to retain and attract deposits to support continued loan growth.

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

	September 30,		December 31,
(Dollars in thousands)	2025	2024	2024	2023	2022
Total deposits	$56,711,381	$51,404,966	$52,512,349	$45,397,170	$42,902,544
Brokered deposits	3,914,074	4,080,401	3,598,102	4,216,718	3,174,093
Brokered deposits as a percentage of total deposits	6.9%	7.9%	6.9%	9.3%	7.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(In thousands)	2025	2025	2024
FHLB advances	$3,151,310	$3,151,310	$3,178,973
Other borrowings:
Notes payable	128,425	135,556	156,949
Short-term borrowings	24	—	37
Secured borrowings	430,265	403,622	407,993
Other	56,178	54,479	57,813
Total other borrowings	$614,892	$593,657	$622,792
Subordinated notes	298,481	298,398	298,135
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$4,318,249	$4,296,931	$4,353,466
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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	September 30, 2025 (2)	June 30, 2025 (3)	September 30, 2024
Tier 1 leverage ratio	9.5%	10.2%	9.6%
Risk-based capital ratios:
Tier 1 capital ratio	10.9	11.5	10.6
Common equity tier 1 capital ratio	10.2	10.0	9.8
Total capital ratio	12.4	13.0	12.2
Other ratio:
Total average equity-to-total average assets (1)	10.2	10.4	9.8
(1)Based on quarterly average balances.
(2)September 30, 2025 capital ratios impacted by redemption of Preferred Stock Series D and Preferred Stock Series E.
(3)June 30, 2025 capital ratios impacted by issuance of Preferred Stock Series F.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized (2)
Tier 1 leverage ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 capital ratio	6.0	8.5	6.0
Common equity tier 1 capital ratio	4.5	7.0	N/A
Total capital ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies (“BHCs”) to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard. As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of September 30, 2025 would exceed such revised well-capitalized standard.

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

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April and July of 2025, the Company declared a quarterly cash dividend of $0.50 per common share. In January, April, July and October of 2024, the Company declared a quarterly cash dividend of $0.45 per common share.

At the October 2025 meeting of the Board of Directors, a quarterly cash dividend of $0.50 per common share ($2.00 on an annualized basis) was declared. It is payable on November 20, 2025 to shareholders of record as of November 6, 2025.

Per GAAP, prior issuance costs from Series D Preferred Stock and Series E Preferred Stock were reclassified, upon redemption, from capital surplus and recognized through retained earnings. These amounts do not impact operating net income but are considered as a reduction to net income available to common shareholders and impact earnings per share calculations. The following table represents the Series F Preferred Stock offering and Series D and Series E Preferred Stock redemption impact on diluted EPS:

	Three Months Ended
(Dollars and shares in thousands, except per share data)	September 30, 2025	December 31, 2025
Series D and Series E Preferred Stock Quarterly Dividend	$—	$—
Series F Preferred Stock First Dividend (1)	(13,295)	—
Series F Preferred Stock Regular Quarterly Dividend (2)	—	(8,367)
Series D Preferred Stock Issuance Costs (non-recurring)	(4,158)	—
Series E Preferred Stock Issuance Costs (non-recurring)	(9,888)	—
Total Impact	$(27,341)	$(8,367)
Average diluted common shares (3)	67,980	67,980
Diluted EPS Impact	$(0.40)	$(0.12)
(1) Series F Preferred Stock First Dividend covers the time period May 22, 2025 to October 15, 2025 and was declared by the Board of Directors in July 2025.
(2) Series F Preferred Stock Quarterly Dividend amount, if declared by the Board of Directors.
(3) Average diluted common shares held constant at December 31, 2025 for illustrative purposes.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2024 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on the Company’s financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•economic conditions and events that affect the economy, housing prices, the job market and other factors that may adversely affect the Company’s liquidity and the performance of its loan portfolios, including an actual or threatened U.S. government shutdown, debt default or rating downgrade, particularly in the markets in which it operates;
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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points as compared to projected net interest income in a scenario with no assumed rate changes. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2025, June 30, 2025 and September 30, 2024 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
September 30, 2025	(2.3)%	(0.8)%	0.0%	(0.4)%
June 30, 2025	(1.5)	(0.4)	(0.2)	(1.2)%
September 30, 2024	1.2	1.1	0.4	(0.9)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
September 30, 2025	(0.2)%	(0.1)%	0.1%	(0.1)%
June 30, 2025	0.0	0.0	(0.1)	(0.4)%
September 30, 2024	1.6	1.2	0.7	0.5%

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

As shown above, the magnitude of potential changes in net interest income in various interest rate scenarios has continued to remain relatively neutral. As the current interest rate cycle progressed, management took action to reposition its sensitivity to interest rates. To this end, management has executed various derivative instruments including collars, floors, and receive-fixed swaps to hedge variable-rate loan exposures. The Company will continue to monitor current and projected interest rates and may execute additional derivatives to mitigate potential fluctuations in the net interest margin in future periods.

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2025 and September 30, 2024. See Note (14) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the nine months ended September 30, 2025 and September 30, 2024.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended, during the nine months ended September 30, 2025.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act).

Item 6: Exhibits:

(a)Exhibits

3.1
Statement of Resolution of the Board of Directors of Wintrust Financial Corporation Regarding the Series D Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2025).

3.2
Statement of Resolution of the Board of Directors of Wintrust Financial Corporation Regarding the Series E Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2025).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	November 6, 2025	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	November 6, 2025	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)