Form 10-K
period 2025-12-31
WINTRUST FINANCIAL CORP
filed 2026-02-26
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $123.98, as reported by the Nasdaq Global Select Market, was $8,232,734,235.

As of February 24, 2026, the registrant had 67,270,487 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 28, 2026 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $71.1 billion as of December 31, 2025. We provide community-oriented, personal and commercial banking services to customers generally located in the Chicago metropolitan area, southern Wisconsin, northwest Indiana and west Michigan (“our market area”) through our sixteen wholly-owned-banking subsidiaries (collectively, the “banks”), as well as the origination of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank & Trust Company, N.A. (“Barrington Bank”). In addition, we provide specialty finance services, including financing for the payment of property and casualty insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through FIRST Insurance Funding, a division of our wholly-owned subsidiary Lake Forest Bank & Trust Company, N.A. (“Lake Forest Bank”), and Wintrust Life Finance, a division of Lake Forest Bank, and in Canada through our premium finance company, First Insurance Funding of Canada Inc. (“FIFC Canada”), an indirect subsidiary of Lake Forest Bank, lease financing and other direct leasing opportunities through our wholly-owned subsidiary, Wintrust Asset Finance, Inc. (“Wintrust Asset Finance”), and short-term accounts receivable financing and outsourced administrative services through our wholly-owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). Further, we provide a full range of wealth management services primarily to customers in our market area through four separate subsidiaries, Wintrust Private Trust Company, N.A. (“WPT”), Wintrust Investments, LLC (“Wintrust Investments”), Great Lakes Advisors, LLC (“Great Lakes Advisors” or “GLA”) and Chicago Deferred Exchange Company, LLC (“CDEC”).

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

As of December 31, 2025, we owned sixteen nationally chartered banks: Barrington Bank, Beverly Bank & Trust Company, N.A. (“Beverly Bank”), Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Hinsdale Bank & Trust Company, N.A. (“Hinsdale Bank”), Lake Forest Bank, Libertyville Bank & Trust Company, N.A. (“Libertyville Bank”), Macatawa Bank, N.A. (“Macatawa Bank”), Northbrook Bank & Trust Company, N.A. (“Northbrook Bank”), Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), St. Charles Bank & Trust Company, N.A. (“St. Charles Bank”), State Bank of the Lakes, N.A. (“State Bank of the Lakes”), Town Bank, N.A. (“Town Bank”), Village Bank & Trust, N.A. (“Village Bank”), Wheaton Bank & Trust Company, N.A. (“Wheaton Bank”), and Wintrust Bank, N.A. (“Wintrust Bank”). As of December 31, 2025, we had 209 banking locations. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (“OCC”).

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

We also offer several niche lending products through several of the banks. These include Barrington Bank’s Community Advantage program, which provides lending, deposit and treasury management services to condominium, homeowner and community associations; Hinsdale Bank’s mortgage warehouse lending program, which provides loan and deposit services to mortgage brokerage companies; and Lake Forest Bank’s franchise lending program, which provides lending to restaurant franchisees. Other niches offered throughout our banking franchise include, but are not limited to, Wintrust Commercial Finance, which offers direct leasing opportunities; Wintrust Business Credit, which specializes in asset-based lending for middle-market companies; Wintrust SBA Lending, which is dedicated to offering expertise in Small Business Administration (“SBA”) loans; Wintrust Commercial Real Estate, which concentrates on real estate lending solutions including commercial mortgages and construction loans; and Wintrust Government, Non-Profit & Healthcare, which focuses on financial solutions for mission-based organizations such as healthcare facilities, non-profits, educational institutions and local government operations. In addition, we offer a niche deposit service through Northbrook Bank’s Funds Group and Financial Markets Group, as well as Wintrust Bank's Wintrust Workplace Solutions, which offers Health Savings Accounts and other notional banking products for employers.

For the years ended December 31, 2025, 2024 and 2023, the community banking segment had net revenues of $2.1 billion, $1.8 billion and $1.7 billion, respectively, and net income of $576.7 million, $458.7 million and $414.1 million, respectively. The community banking segment had total assets of $57.3 billion, $52.5 billion and $44.4 billion as of December 31, 2025, 2024 and 2023, respectively. The community banking segment accounted for approximately 74.7% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2025.

Specialty Finance

Through our specialty finance segment, we offer financing of insurance premiums for businesses and individuals; insurance banking services, which provides financing to insurance agents, brokers, insurance carriers and other insurance businesses; and accounts receivable financing, value-added, out-sourced administrative services; and other specialty finance businesses. FIRST Insurance Funding and Wintrust Life Finance engage in the premium finance receivables business, our most significant specialized lending niche, including property and casualty insurance premium finance and life insurance premium finance. We also engage in property and casualty insurance premium finance in Canada through our wholly-owned subsidiary FIFC Canada.

In their property and casualty insurance premium finance operations, FIRST Insurance Funding and FIFC Canada make loans primarily to businesses to finance the insurance premiums the business pay on their property and casualty insurance policies. Approved insurance agents and brokers located throughout the United States and Canada assist FIRST Insurance Funding and FIFC Canada, respectively, in arranging each commercial premium finance loan between the borrower and FIRST Insurance Funding or FIFC Canada, as the case may be. FIRST Insurance Funding or FIFC Canada establishes its own underwriting criteria focused on the amount of the down payment on the insurance policy, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower's previous payment history, if any, and other factors deemed appropriate. Upon acceptance of the loan by FIRST Insurance Funding or FIFC Canada, as the case may be, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIRST Insurance Funding or FIFC Canada may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIRST Insurance Funding’s or FIFC Canada’s behalf. In some cases, the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIRST Insurance Funding or FIFC Canada in the event of a default by the borrower. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIRST Insurance Funding and FIFC Canada may be more susceptible to third party (i.e., agent or broker) fraud. The Company performs various controls and procedures including ongoing credit and other reviews of the agents and brokers as well as performs various internal audit steps to mitigate against the risk of material fraud.

The commercial and property premium finance business is subject to regulation in the majority of states. Regulation typically governs notices to borrowers prior to cancellation of a policy and required communication to insurance agents and insurance companies. FIRST Insurance Funding offers financing of property and casualty insurance policies in all 50 states, the District of Columbia, Puerto Rico, and the U.S. Virgin Islands. FIRST Insurance Funding’s legal department regularly monitors changes to regulations and updates policies and programs accordingly. FIFC Canada is subject to federal regulation in Canada which governs notices to borrowers prior to cancellation of a policy and required communication to insurance agents and insurance companies.

Wintrust Life Finance finances life insurance policy premiums for estate planning purposes of high net-worth borrowers and for multi-life trust strategies with goals of providing insureds various benefits in addition to estate planning. These loans are originated via referrals from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The cash surrender value of the life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In very rare cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Premium finance loans made by FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States, the United Kingdom and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers; however, one of the insurers represents approximately 9% of such balances and two additional insurers represent approximately 8% each of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event carrier ratings fall below certain levels, most of Wintrust Life Finance’s life insurance premium finance policies provide for an event of default and allow Wintrust Life Finance to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIRST Insurance Funding or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide attractive yields and have historically provided predictably good credit performance through various credit cycles.

Through our wholly-owned subsidiary Wintrust Asset Finance, we provide equipment financing through structured loan and lease products to customers in a variety of industries throughout the United States. Wintrust Asset Finance provides financing of fixed assets consisting of property, plant and equipment, transportation (trucks, trailers, rail, marine, buses), construction, manufacturing equipment, technology, oil and gas, restaurant equipment, medical and healthcare. As of December 31, 2025, the Company’s leasing portfolio, including direct financing leases, loans and equipment on operating leases, totaled $4.5 billion compared to $3.9 billion as of December 31, 2024. During 2025, Wintrust Asset Finance contributed approximately $112.9 million to our revenue, which does not reflect intersegment eliminations.

Through our wholly-owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2025, Tricom processed payrolls with associated client billings of approximately $593.3 million and contributed approximately $10.1 million to our revenue, net of interest expense, which does not reflect intersegment eliminations.

In 2025, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 48%, 28%, 2% and 22%, respectively, of the total revenues of our specialty finance business. For the years ended December 31, 2025, 2024 and 2023 the specialty finance segment had net revenues of $509.1 million, $475.6 million and $435.0 million, respectively, and net income of $205.3 million, $186.3 million and $175.5 million, respectively. The specialty finance segment had total assets of $12.5 billion, $11.2 billion and $10.7 billion as of December 31, 2025, 2024 and 2023, respectively. The specialty finance segment accounted for 18.4% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2025.

Wealth Management

Through our wealth management segment, we offer a full range of wealth management services through four separate subsidiaries (WPT, Wintrust Investments, GLA and CDEC): trust and investment services, tax-deferred like-kind exchange services, asset management solutions, and securities brokerage services.

Wintrust Investments, our investment subsidiary which has operated since 1931, provides a full range of private client and securities brokerage services to clients located primarily in the Midwest. Wintrust Investments is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and has established locations in offices at a majority of our banks. In late January of 2025, following receipt of regulatory approvals and satisfaction of certain other conditions, Wintrust Investments transitioned support of the wealth management business of Wintrust Investments and certain private client business at GLA to a platform operated by LPL Financial Holdings, Inc. (“LPL”). This transition allows Wintrust Investments and GLA to focus on the growth of their wealth management business, while outsourcing most of their operational and compliance support to LPL. As a result of this outsourcing, Wintrust Investments deregistered as a broker-dealer and investment advisor in August of 2025.

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

As of December 31, 2025, the Company’s wealth management subsidiaries had approximately $46.5 billion of assets under administration, which excludes $9.6 billion of assets owned by the Company and its subsidiary banks. For the years ended December 31, 2025, 2024 and 2023, the wealth management segment had net revenues of $191.9 million, $198.1 million and $169.3 million, respectively, and net income of $41.9 million, $50.0 million and $33.0 million, respectively. The wealth management segment had total assets of $1.3 billion, $1.1 billion and $1.2 billion as of December 31, 2025, 2024 and 2023, respectively. The wealth management segment accounted for 6.9% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2025.

Strategy and Competition

The Company has employed certain strategies to achieve strong net income amid increased competition and changing interest rate environments. In general, the Company has taken a steady and measured approach to grow strategically and manage expenses. Specifically, the Company has:

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
•Invested in our technology infrastructure to allow for growth and to enhance digital and other product offerings to better serve our existing customers and to attract new customers; and
•Focused on cost control and leveraging our infrastructure to create operating leverage.

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

As a $71.1 billion asset financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. We continue to add lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital-raising capabilities.

Management views service as a great equalizer to offset some of the inherent advantages of its significantly larger competitors. We also believe we are positioned to compete effectively with other larger and more diversified banks, bank holding companies and other financial services companies due to our multi-chartered approach that pushes accountability for building a franchise and a high level of customer service down to each of our banking franchises. Additionally, we believe that we provide a relatively complete portfolio of products that is responsive to the majority of our customers’ needs through the retail and commercial operations supplied by our banks, and through our mortgage and wealth management operations. The breadth of our product mix allows us to compete effectively with our larger competitors, while our multi-chartered approach with local and accountable management provides for what we believe is superior customer service relative to our larger and more centralized competitors. We continue to grow and enhance our digital service offerings while maintaining our expectations of high quality, more traditional banking services.

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

We continue to review our branch footprint and in 2025, the Company opened two new branch locations in the Chicago metropolitan area, and three new branch locations in southern Wisconsin. The Company closed only one branch location in west Michigan, previously acquired through the Macatawa acquisition. There was no material attrition or customer disruption in connection with these footprint changes. It is important to note that while we see increased use of electronic services and are investing heavily in digital capabilities to allow clients to choose how they want to be served, Wintrust expects that our strategy will continue to include selectively opening branches in areas where we are not represented.

Specialty Finance

FIRST Insurance Funding and Wintrust Life Finance encounter intense competition from numerous other firms, including several national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, and other lending institutions. Some of our competitors are larger and have greater financial and other resources. FIRST Insurance Funding and Wintrust Life Finance compete with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, consistency in the market, and the timely funding of qualifying contracts. We believe that our commitment to service also distinguishes us from our competitors. FIFC Canada competes with a few national commercial premium finance companies, a few regional providers and insurance broker owned premium finance companies where brokers finance their own customers policies.

Wintrust Asset Finance competes with other bank-affiliated, independent, captive and vendor equipment leasing and finance companies. Wintrust Asset Finance believes a customer-focused origination philosophy, an experienced team, strong underwriting discipline and expert asset management enables them to compete effectively in a growing and dynamic market.

Tricom competes with numerous other firms, including a small number of similar niche finance companies and payroll processing firms, large national processing firms, as well as various finance companies, banks and other lending institutions. Tricom’s management believes that its commitment to service distinguishes it from competitors.

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

Supervision and Regulation

Regulatory Environment

Our business is heavily regulated and supervised by federal agencies, state agencies and the federal & provincial governments of Canada. The scope of the laws, regulations and supervision to which our business is subject have increased in response to factors such as the regional banking uncertainty in early 2023, technological updates, and market changes. We expect that our business will remain subject to extensive regulation and supervision.

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to regulation, supervision, and examination by the Federal Reserve. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of the Nasdaq Stock Market (“Nasdaq”) that apply to companies with securities listed on the Nasdaq Global Select Market. Each nationally-chartered bank is subject to regulation, supervision and regular examination by the OCC. The deposits of all of our subsidiary banks are insured by the Deposit Insurance Fund (“DIF”) and, as such, the FDIC has additional oversight authority over the banks. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, the DIF, and the banking system as a whole, rather than shareholders of banks and bank holding companies, and in some instances may be contrary to shareholders’ interests. First Insurance Funding of Canada Inc. as a foreign owned subsidiary through an Edge corporation is subject to examination by the Federal Reserve.

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

The current Presidential administration has proposed new regulations and rescissions or withdrawals of previous guidance, implemented new policies, and sharply reduced the workforce at the federal banking agencies. The cumulative impact of these changes, and whether they will last over time, is unclear. The following is a description of some of the laws and regulations that affect our business. By necessity, the descriptions below are summaries that do not purport to be complete, and that are qualified in their entirety by reference to those statutes and regulations discussed, and all regulatory interpretations thereof. Any changes in applicable laws, regulations, or the interpretations thereof could have a material adverse effect on our business or the business of our subsidiaries.

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

The standards by which bank and financial institution acquisitions are evaluated may be subject to change by the federal agencies. In September 2024, the OCC adopted a final rule and policy statement regarding its review of Bank Merger Act (“BMA”) applications for OCC-supervised institutions. In May 2025, the OCC adopted a final rule that restored the ability for BMA applicants to file a streamlined application form for certain types of acquisitions and the expedited review process for BMA applications, which had been removed by the 2024 final rule, and rescinded the 2024 policy statement.

In September 2024, the Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to the 2023 Merger Guidelines (the “2024 Banking Addendum”). The DOJ clarified that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches.

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

Volcker Rule

We are prohibited under the Volcker Rule from (1) engaging in short-term proprietary trading for our own account, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and its bank subsidiaries. The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The Company has put in place the compliance programs required by the Volcker Rule. The Company will continue to monitor Volcker Rule-related developments and assess their impact on its operations as necessary.

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
•Total capital is composed of Tier 1 capital and Tier 2 capital. Tier 2 capital consists primarily of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, certain trust preferred securities and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets (“RWAs”) and, for institutions that have exercised the opt-out election regarding the treatment of AOCI, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.

Certain adjustments to and deductions from capital are required for purposes of calculating these regulatory capital measures, including with respect to goodwill, intangible assets, certain deferred tax assets, AOCI and investments in the capital instruments of unconsolidated financial institutions. Under the capital rules, for certain bank holding companies and banks, including us and our subsidiary banks, the framework for capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital.

Pursuant to rules adopted by the U.S. federal banking agencies, the Company elected to delay, for regulatory capital purposes, the day-one impact of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic 326) (“CECL”) on retained earnings over a period of five years. The Company deferred for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative increase or decrease in the allowance for credit losses since the adoption of CECL. The deferral impacts were fully phased-in as of January 1, 2025. For further discussion of the CECL accounting standard, including the Company’s implementation of such guidance, see “Summary of Critical Accounting Estimates” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

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
The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Capital Ratio of 6.0% or greater and a Total Capital Ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including us, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2025, our Company’s and our subsidiary banks’ regulatory capital ratios were above the well-capitalized standards and met the Capital Conservation Buffer. Based on current estimates, we believe that we and our subsidiary banks will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer. Please refer to the table below for a summary of our regulatory capital ratios as of December 31, 2025, calculated using the regulatory capital methodology applicable to us during 2025.

	Company Regulatory Capital Ratios
	Minimum Regulatory Capital Ratio for the Company	Minimum Ratio + Capital Conservation Buffer(1)	Well-Capitalized Minimum for the Company(2)	The Company
Tier 1 Leverage Ratio	4.00%	N/A	N/A	9.6%
Risk-based capital ratios:
Tier 1 Capital Ratio	6.00	8.50	6.00	11.0
Common Equity Tier 1 Capital Ratio	4.50	7.00	N/A	10.3
Total Capital Ratio	8.00	10.50	10.00	12.4
(1)Reflects the Capital Conservation Buffer of 2.50%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 Capital Ratio and Tier 1 Leverage Ratio requirements to this standard. As a result, the Common Equity Tier 1 Capital Ratio and Tier 1 Leverage Ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard.

In addition to the above, as a result of participation in mortgage programs with certain government-sponsored entities as well as other investors, the Company has specific net worth requirements for continued participation. As of December 31, 2025, the Company remained in compliance with such requirements.

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

Our ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. Federal Reserve policy provides that a bank holding company should not pay dividends unless (1) the bank holding company’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries, and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve before materially increasing dividends. The Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

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

As of December 31, 2025, each of the Company’s banks was categorized as “well-capitalized” and, in addition, met additional requirements under the Capital Conservation Buffer.

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

Safety and Soundness

The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Properly managing risks has been identified by regulators as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational and legal risk. Some of the regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. Our subsidiary banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive and effective internal controls.

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

The FDIC has adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC has maintained the Designated Reserve Ratio (“DRR”) for the DIF at 2% for 2024 and 2025. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceed 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

In November 2023, the FDIC issued a final rule to implement a special assessment to recoup losses to the DIF associated with bank failures in the first half of 2023. Under the rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. $5.2 million of the special assessment was recorded in the first quarter of 2024. Special assessment payments began in June of 2024 and will continue for a total of eight quarterly installments in the initial collection period, with the eighth collection quarter at a reduced rate as a result an interim final rule on December 16, 2025. Under the interim final rule, upon termination of the FDIC’s receiverships of Silicon Valley Bank (“SVB”) and Signature Bank, the FDIC will either provide an offset to insured depository institutions, if the special assessment amount then-collected exceeds losses, or collect from insured depository institutions a one-time final shortfall special assessment, if losses exceed the special assessment amount then-collected. In addition, the FDIC will provide an offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if, following the final resolution of litigation between the FDIC and SVB Financial Trust, the total amount collected through the special assessment exceeds the loss estimate at that time.

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

Anti-Money Laundering Programs

The Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001 (the “USA PATRIOT Act”), and its implementing regulations contain anti-money laundering (“AML”) and financial transparency provisions intended to detect and prevent the U.S. financial system from being exploited for money laundering and terrorist financing activities. The BSA, as amended, and its implementing regulations impose compliance obligations on financial institutions, including banks, which include maintaining an AML compliance program, verifying the identity of customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Each of our subsidiary banks is subject to the BSA and, therefore, is required to, among other things, provide its employees with AML training, designate an AML compliance officer and undergo periodic, independent audits to assess the effectiveness of its AML program. We have implemented policies, procedures and internal controls that are designed to comply with the BSA and its implementing regulations. Bank regulators are focusing their examinations on compliance with the BSA and its implementing regulations, and we will continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and bank holding company acquisition or merger applications, to take into account the effectiveness of the applicant’s compliance with the BSA and its implementing regulations.

The Anti-Money Laundering Act of 2020 (the “AMLA”), enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may significantly alter some of the due diligence, recordkeeping and reporting requirements that the BSA and its implementing regulations impose on banks. The AMLA also contains provisions that promote increased information-sharing and use of technology, and increases penalties for violations of the BSA and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” is responsible for administering U.S. economic sanctions that restrict transactions with designated foreign countries and territories, nationals and others. U.S. economic sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country or territory, including prohibitions against direct or indirect imports from and exports to a sanctioned country or territory and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country or territory; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country or territory have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). OFAC also publishes lists of persons and organizations that are subject to asset blocking sanctions, including the Specially Designated Nationals and Blocked Persons List. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal consequences.

Protection of Client and Customer Information

Data privacy and cybersecurity laws, regulations, rules and standards concerning the collection, storage, handling, use, disclosure, transfer, protection and other processing of personal information, including those of our clients and customers, affect many aspects of the Company’s business, and are continuing to evolve. Data privacy and cybersecurity are currently areas of considerable legislative and regulatory attention, with new or modified laws, regulations, rules and standards frequently being adopted and potentially subject to divergent interpretation or application in a manner that may create inconsistent or conflicting requirements for businesses.

We are, or may in the future become, subject to a variety of complex federal, state and local laws, regulations, rules and standards regarding data privacy and cybersecurity, including the privacy and information safeguarding provisions of the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”) and the amendments adopted by the Fair and Accurate Credit Transactions Act of 2003, as well as various state laws and regulations. The GLB Act requires a financial institution to, among other things, disclose its privacy policy to certain customers and, in some circumstances, enables certain customers to opt-out of certain sharing of the customers’ nonpublic personal information with nonaffiliated third parties. The GLB Act also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards designed to ensure the security and confidentiality of customer information. In accordance with these requirements, we and each of our banks and operating subsidiaries endeavor to provide a written privacy notice to each affected customer when the customer relationship begins and, to the extent required, on an annual basis. As described in the privacy notice, we endeavor to protect the security of personal information about our customers, educate our employees about the importance of protecting customer privacy, and allow affected customers to opt-out of certain types of information sharing. We and our subsidiaries also generally require business partners with which we share confidential and personal information to have reasonable security safeguards and to follow the requirements of the GLB Act. The GLB Act, as interpreted by the federal banking regulators, and state laws and regulations require us to take certain actions, including providing notice under certain circumstances to affected customers, in the event that their sensitive or personal information is compromised. We and/or each of the banks and operating subsidiaries may need to amend our privacy policies and adapt our internal procedures in the event that these legal or regulatory requirements, or the regulators’ interpretation of them, change, or if new requirements are added. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. We and our nonbanking subsidiaries are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices (including with respect to data privacy and cybersecurity). Moreover, the federal government has considered, and will likely in the future consider, various proposals for more comprehensive data privacy and cybersecurity legislation and regulations, to which we may be subject if passed.

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

In addition, once implementing regulations are finalized, the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) will require, among other things, covered entities to report significant cyber incidents, including ransomware attacks, to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours from the time the covered entity reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). The CISA proposed a rule under the CIRCIA in April 2024 that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to include banking organizations. Although the CIRCIA originally required the CISA to finalize its regulations by October 4, 2025, the CISA has extended such deadline to May 2026.

Data privacy and cybersecurity are also areas of increasing state legislative and regulatory focus. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) applies to covered businesses that conduct business in California and meet certain revenue or personal information collection thresholds. The CCPA contains several exemptions, such as exemptions for personal information that is collected, stored, handled, used, disclosed, transferred or otherwise processed pursuant to the GLB Act. The CCPA imposes obligations on covered companies, broadly defines personal information, expands California residents’ rights with respect to personal information, and provides for civil penalties for violations. The CCPA may be interpreted or applied in a manner inconsistent with our understanding, resulting in further uncertainty and potentially requiring us to incur additional costs and expenses in an effort to comply with these requirements. Similar laws and regulations have been adopted by other states where we do business, or may in the future do business, and we expect more states to adopt similar laws and regulations in the future. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

Violation of these laws, regulations, rules, and standards may expose us to regulatory action and private litigation, including claims for damages and penalties. For more information regarding the risks associated with data privacy and cybersecurity laws, regulations, rules and standards, see “We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability” and “We face risks from cyber-attacks, information security breaches and other similar incidents that could result in the disclosure of confidential and other information (including personal information), all of which could adversely affect our business or reputation, and create significant legal and financial exposure” under Risk Factors in Item 1A.

Broker-Dealer and Investment Adviser Regulation

Wintrust Investments has previously been subject to extensive regulation under federal and state securities laws. Wintrust Investments was registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and the U.S. Virgin Islands until August 2025 and was registered as an investment adviser with the SEC until January 2025. Wintrust Investments deregistered as a broker-dealer and investment adviser because Wintrust Investments transitioned support of the wealth management business of Wintrust Investments and certain private client business at GLA to a platform operated by LPL Financial. As previously announced by Wintrust Investments, this transition is expected to allow Wintrust and GLA to focus on the growth of their wealth management business, while outsourcing most of their operational and compliance support to LPL Financial. GLA continues to be registered as an investment adviser with the SEC and is subject to extensive regulation under federal and state securities laws.

Wintrust Investments was a member of several self-regulatory organizations (“SROs”), including FINRA, until it deregistered as a broker-dealer. In its capacity as a broker-dealer, Wintrust Investments was previously subject to SEC and SRO rules that governed all aspects of business in the securities industry and was subject to periodic examinations of member firms. Wintrust Investments is also subject to regulation by state securities commissions in states in which it conducts business. GLA is registered only with the SEC as an investment adviser, but certain of its advisory personnel are subject to regulation by state securities regulatory agencies.

GLA in its capacity as an investment adviser is subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, custody of client assets and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers, clients and the securities markets rather than the protection of creditors and shareholders of investment firms. Sanctions that may be imposed for failure to comply with laws or regulations governing investment advisers include the suspension of individual employees, limitations on an adviser’s engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines. Wintrust Investments was previously subject to these regulations until it deregistered as an investment adviser.

Incentive Compensation

The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations, such as us and our subsidiary banks, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) requires the federal banking agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including us and our subsidiary banks, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. It is unclear when, if ever, a rule will be finalized.

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

The CFPB has promulgated many mortgage-related final rules since it was established, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages. Most of the provisions of these mortgage-related final rules are currently effective. In addition, several proposed revisions to mortgage-related rules are pending finalization. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and may continue to impact, the business practices of mortgage lenders, including the Company.

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

In March 2023, the CFPB issued the “Small Business Lending Rule” to implement Section 1071 of the Dodd-Frank Act for the stated purpose of increasing transparency in small business lending, promoting economic development and combating unlawful discrimination. Under this rule, covered lenders, including the Company’s bank subsidiaries, are required to collect and report information about the small business credit applications they receive, including geographic and demographic data, lending decisions and the price of credit. As a result of court orders in litigation, on October 2, 2025, the CFPB extended compliance dates for the Small Business Lending Rule to begin on June 1, 2027. On November 13, 2025, the CFPB issued a proposed rule to revise certain provisions of the Small Business Lending Rule from 2023. The Company continues to monitor developments relating to this rule and evaluate the potential impacts on the Company.

In October 2024, the CFPB finalized a rule to implement Section 1033 of the Dodd-Frank Act, sometimes referred to as the Dodd-Frank Act’s “open banking” provision, which would require certain entities, including the Company and our bank subsidiaries, to comply with an established framework to govern consumer access to electronic financial data. In general, the rule would require, among other things, data providers holding a consumer account, such as our bank subsidiaries, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the rule, data providers would be prohibited from, among other things, charging consumers or third parties fees for processing these consumer data requests. The rule also would place certain data security, authorization and other obligations on third parties accessing covered data from data providers, which could include the Company and our bank subsidiaries when acting in certain capacities. The rule requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. In August 2025, the CFPB issued an advanced notice of proposed rulemaking to reconsider its final rule and, in October 2025, a district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule. The Company continues to monitor developments relating to this rule and evaluate the potential impacts on the Company and our bank subsidiaries.

Changes to consumer protection regulations, including those promulgated by the CFPB, could affect our business but the likelihood, timing and scope of any such changes and the impact any such change may have on us cannot be determined with any certainty. See Item 1A. Risk Factors.

Debit Interchange

We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including our bank subsidiaries, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment, impose requirements regarding routing and exclusivity of electronic debit transactions. Regulation II also, among other things, specifies that debit card issuers should enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. As an issuer with over $10 billion in assets, we are subject to Regulation II.

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

Workforce Overview

As of December 31, 2025, Wintrust employed 5,902 full-time equivalent employees in the U.S. and Canada. 98% of Wintrust’s employees are classified as full-time, working greater than 30 hours per week. None of our employees are represented by a collective bargaining agreement and we consider our employee relations to be good.

Talent Recruiting and Retention

At Wintrust we recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. In 2025, Wintrust filled over 1,374 positions, including external hires, internal transfers/promotions, and temporary hires. Wintrust promotes an employee referral program, which we believe favorably influences colleague retention and engagement. Turnover for the entire Wintrust enterprise for the year was approximately 12% and voluntary departures accounted for approximately 83% of the total turnover.

Wintrust offers a robust total rewards package that is designed to attract, motivate and retain a talented and inclusive group of employees. In addition to competitive, performance-based compensation plans, we provide employees with comprehensive benefits packages. Wintrust consistently monitors and adapts its total rewards program design to reflect both market changes and employee feedback.

People and Culture

Wintrust strives to promote an inclusive culture where every employee can be successful, and one that best supports the communities we serve. To further support inclusion across Wintrust, we have taken the following steps, each administered in compliance with applicable legal requirements:

•We have a formal equal employment opportunity policy which requires that persons are recruited, hired, assigned, promoted and subject to personnel action without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, gender expression, disability, protected veteran status, or any other characteristic protected by local, state, or federal laws, rules, or regulations. We also have a formal policy prohibiting sexual harassment in the workplace, reinforced by annual mandatory trainings for all employees.

•We maintain equal opportunity compliance programs for Individuals with Disabilities and Protected Veterans. We do outreach to these groups regarding job opportunities at Wintrust and provide reasonable accommodations through the interactive process when requested.

•We continued the Paired To Win: Mentoring, a program launched in 2023 leveraging a user-friendly online platform designed to enable access to mentoring for all employees across the enterprise. At the conclusion of the program’s third year, we achieved a total of 778 completed mentoring relationships and 4,219 hours of mentoring completed by participants. In 2025, we had 15% employee participation in mentoring across the enterprise. The program’s success has been evident in its far-reaching impact. We saw comparable participation numbers across each entity, showcasing the program’s broad appeal and effectiveness.

•As part of our continued investment in building for our future, we launched our first cohort of the Paired To Win: Collective. This program focuses on preparing high-performing, high-potential people managers to become our future leaders. This program is a reshaping of the Paired To Win: Advocacy program that had two cohorts previously and is intended to allow us to reach and develop high-potential talent earlier in their leadership journey. The nine-month pilot began in September 2025 and will run through May 2026. There are twelve Proteges paired with twelve senior leaders for advocacy and development through coaching, workshops, and other opportunities to broaden their connections across the organization. The program has participation from across the enterprise.

•We drive employee engagement and further foster organizational inclusiveness through business resource groups (“BRGs”), which are grassroots networks of employees who provide unique perspective to real business challenges such as the human capital matters of talent attraction, hiring and development, as well as market awareness to drive continued success for Wintrust. BRGs are open to all employees across the enterprise and are one way that we break down barriers and build community. We currently have five established BRGs: Women of Wintrust, Multicultural Professionals Network, Leadership Coalition, PRISM, and Career Navigation. Approximately 27% of Wintrust employees have registered as members of one or more BRG.

Talent Pathways – Employee Development Overview

Talent Pathways reflects Wintrust’s continued commitment to investing in our employees and building the organizational capability required to support sustainable growth. Through an integrated approach spanning Talent Development, Talent Experience, and Leadership Development, we deliver the development solutions designed to meet employees where they are while preparing them for future roles and responsibilities across the organization.

Talent Development offerings are delivered through our learning management system, Wintrust University, which provides employees with access to a broad and continually evolving curriculum. As of year-end, Wintrust University offered a total of 1,547 courses, including 522 courses supporting core banking topics, 178 courses focused on professional and business skills, and 847 customized training courses tailored to specialized roles and business needs across the enterprise. This portfolio supports both role-based proficiency and continuous skill development aligned to business strategy and risk management priorities.

Talent Experience initiatives are designed to promote engagement, clarity, and career growth so that employees have access to relevant learning, transparent development pathways, and a consistent experience across the organization. Employees at all levels complete a comprehensive regulatory training curriculum aligned to their specific role and responsibilities, reinforcing our strong risk culture and commitment to regulatory compliance.

Leadership Development is anchored by the Leadership Journey, Wintrust’s eight-phase leadership development program designed to build strong, values-driven leaders at every level of the organization. During the year, 2,670 leaders participated in the Leadership Journey, strengthening leadership capability, succession readiness, and bench strength across the enterprise.

Collectively, these efforts demonstrate Wintrust’s ongoing investment in employee development, leadership capability, and a learning culture that supports performance, engagement, and long-term growth.

Climate Impact

The Company’s approach in considering its climate impact is currently focused on mitigating the environmental impact of operations, specifically at its various banking locations; assessing other climate-related risks within the Company’s various businesses; and providing support to projects and investments that contribute to climate solutions. In 2025, some of the highlights of this approach included the following:

•The Company continued to monitor the climate impact of its various banking locations, including its corporate campus that consists of three office buildings located in Rosemont, Illinois. The Company continues to enhance its data collection and monitoring tools to more effectively track and manage its carbon emissions as its retail footprint and square footage fluctuate.

•The Company continued to pursue certain renewable energy solutions as well as efficient building standards and technologies.

•GLA executes investing through its Climate Opportunities strategy (which began in 2013) as well as additional client portfolios which emphasize climate considerations. These portfolios include investments in solutions for green buildings, renewable energy, sustainable agriculture, sustainable water, energy efficiency and pollution prevention. At December 31, 2025, these portfolios totaled approximately $155.5 million in climate-focused assets.

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

Risks Related to Economic Conditions and Operating Environment
•Includes risks related to deterioration in economic conditions and economic declines in the Chicago metropolitan, southern Wisconsin and west Michigan market areas, since our business is concentrated in these regions, as well as climate change and related environmental and sustainability matters.

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

As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Any economic deterioration from current levels or slowing of current economic activity could lead to an increase in loan charge-offs and negatively affect consumer confidence as well as the level of business activity. Net charge-offs totaled $72.3 million in 2025 compared to $94.4 million in 2024. Our balance of non-performing loans and other real estate owned (“OREO”) was $185.8 million and $20.8 million, respectively, at December 31, 2025 compared to $170.8 million and $23.1 million, respectively, at December 31, 2024. Deterioration in the economy and real estate markets, higher inflation, rising interest rates or increased unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have made to them, decrease the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The physical risks of climate change include discrete events, such as flooding, hurricanes, tornadoes and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, increased severe weather, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy would entail extensive policy, legal, technology, human capital and market initiatives, each of which may be costly. Transition risks, including changes in consumer preferences, additional regulatory requirements or taxes and additional counterparty or customer requirements, could increase our expenses, undermine our strategies and impact our financial condition.

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

We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies such as marketplace lenders, cryptocurrency companies (including stablecoins) and other financial technology companies. Many of these competitors have substantially greater resources and market presence or more advanced technology than Wintrust and, as a result of their size, may be able to offer a broader range of products and services, better pricing for those products and services, or newer technologies to deliver those products and services than we can. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. There could be new tailoring regulations, similar to the implementing regulations of the Economic Growth Act, that significantly reduce the regulatory burden of certain large BHCs and raise the asset thresholds at which more onerous requirements apply, which could cause certain large BHCs to become more competitive or to more aggressively pursue expansion. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as mobile payment and other automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits. The absence of, or differences in, regulatory requirements may give non-bank financial companies a competitive advantage over, or encourage additional entrants to become competitors of, Wintrust. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) provides a legal framework for stablecoins to be issued in the United States, which may allow new and existing competitors to compete for funds that may have otherwise been deposited with banks.

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

Maintaining trust in the Company is critical to our ability to attract and maintain customers, investors and employees. If our reputation is damaged, our business could be significantly harmed. Harm to our reputation could arise from numerous sources, including, among others, employee misconduct, cyber-attacks, information security breaches and other similar incidents, compliance failures, litigation or regulatory outcomes or governmental investigations. Our reputation could also be harmed by the failure or perceived failure of an affiliate or a vendor or other third party with which we do business, to comply with applicable laws or regulations. In addition, our reputation or prospects could be significantly damaged by adverse publicity or negative information regarding the Company, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk can be magnified by the speed and pervasiveness with which information is disseminated through those channels.

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

Evolving focus on environmental, social and governance (“ESG”) issues could damage our reputation or prospects if customers, prospective customers, investors or third parties assigning ESG ratings to the Company are of the opinion that the Company’s practices, including without limitation our lending practices, are not sufficiently robust from an ESG perspective, or otherwise disagree with the Company’s practices. Simultaneous, disparate and divergent sentiments on ESG-related matters from multiple stakeholder groups increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. We may be subject to laws or regulations related to ESG or sustainability matters, including those impacting disclosure, diligence or investment decisions. Failing to comply with expectations and standards from investors, customers, regulators, lawmakers and other stakeholders regarding ESG-related issues, or taking action in conflict with one or another of those stakeholders’ expectations, could also lead to a loss of business, adverse publicity, increased costs, an adverse impact on our reputation, customer complaints or other adverse consequences.

At the same time, certain groups across the United States, and the federal and certain state governments have proposed or enacted anti-ESG legislation, rules, regulations and policies. Such anti-ESG measures may lead to increased scrutiny and expose us to the risk of litigation, regulatory exposure and reputational harm. Additionally, certain states now require that certain investment managers make investments based solely on financial considerations, without regard to consideration of ESG factors. If investors subject to such legislation viewed us, our policies or our practices as being in contradiction of such anti-ESG requirements, such investors may not invest in us, which could negatively affect our financial performance.

Consumers may decide not to use banks to complete their financial transactions, which could adversely affect our business and results of operations.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. In addition, transactions using digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially over the course of the last several years. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

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

The standards by which bank and financial institution acquisitions will be evaluated may be subject to change. For example, the OCC adopted a final rule in September 2024 amending its procedures for reviewing applications under the BMA and adding a policy statement on the OCC’s substantive approach to evaluating bank mergers under the BMA but in May 2025 reversed these 2024 issuances. Concurrent with the OCC’s 2024 issuance, the DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to the 2023 Merger Guidelines. Unlike the OCC, the DOJ has not reinstated the guidance that was in effect prior to 2024.

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

Our financial results have been and will continue to be impacted by our strategy of branch openings and de novo bank formations. We expect to increase the opening of additional branches and may, under certain circumstances, resume de novo bank formations. It may take longer than expected or more than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these branches or banks will ever be profitable. Moreover, the OCC’s and FDIC's enhanced supervisory period for de novo banks of three years, including higher capital requirements during this period, could also delay a new bank's ability to contribute to the Company's earnings and impact the Company's willingness to expand through de novo bank formation. To the extent we undertake additional de novo bank, branch and business formations, our level of reported net income, return on average equity and return on average assets will be impacted by startup costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than we expected or than our experience has shown, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Federal Reserve lowered interest rates towards the end of 2024 and during 2025. Inflation remains above the Federal Reserve's two percent target rate and while the Federal Reserve may seek to further lower interest rates in 2026, the range of potential rate paths will ultimately be driven by inflation data, labor market performance, and economic growth. We cannot predict the nature or timing of future changes in monetary policies, or the precise effects that future changes in monetary policies may have on our activities and financial results.

Legislative and regulatory actions taken now or in the future regarding the financial services industry may significantly increase our costs or limit our ability to conduct our business in a profitable manner.

We are subject to extensive federal and state regulation and supervision. The cost of compliance with such laws and regulations can be substantial and adversely affect our ability to operate profitably. Changes in the U.S. presidential administration and Congress have led and will likely continue to lead to changes in law or policy. In addition, changes in key personnel at the agencies that regulate us, including the federal banking regulators, may result in differing interpretations of existing rules and guidelines. Although the current presidential administration has indicated an intent to pursue the regulation of the financial services industry differently than was the case under the previous administration, there is significant uncertainty regarding the direction this administration will continue to take and its ability to implement its policies and objectives, as well as the ultimate impact on potential new regulatory initiatives and the enforcement of existing laws and regulations. While we are unable to predict the scope or impact of any potential legislation or regulatory action, it is possible that changes in applicable laws, regulations or interpretations thereof could significantly increase our regulatory compliance costs, impede the efficiency of our internal business processes, negatively impact the recoverability of certain of our recorded assets, require us to increase our regulatory capital, interfere with our executive compensation plans, or limit our ability to pursue business opportunities in an efficient manner including our plan for de novo growth and growth through acquisitions. It is also possible the expected changes in regulation do not occur or are reversed by a subsequent administration, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services that are structured differently or serve different markets than us.

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

In addition to various data privacy and cybersecurity laws, regulations, rules and standards already in place, U.S. states are increasingly adopting laws, regulations, rules and standards imposing comprehensive data privacy and cybersecurity obligations, which may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws, regulations, rules and standards and such laws, regulations, rules and standards may differ from each other, which may complicate compliance efforts and increase compliance costs. Certain aspects of federal and state laws, regulations, rules and standards relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules, standards and contractual obligations, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and cybersecurity can subject us to potential federal or state action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Additional risks could arise in connection with any failure or perceived failure by us, our service providers or other third parties with which we do business to provide adequate disclosure or transparency to our customers about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by our customers, to protect personal information from unauthorized disclosure, or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control.

Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and cybersecurity laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release, transfer or other processing of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations. For more information regarding data privacy and cybersecurity laws, regulations, rules and standards, see “Protection of Client Information” under Supervision and Regulation in Item 1.

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

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. The CFPB has promulgated many mortgage-related rules since it was established under the Dodd-Frank Act, including rules relating to the ability to repay loans and relating to qualified mortgage standards. We may find it necessary to tighten our mortgage loan underwriting standards in response to consumer lending laws or rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make. In addition, regulation related to redlining, fair lending, CRA compliance and BSA compliance create significant burdens which necessitate increased costs. Any failure to comply with any of these regulations could have a significant impact on our ability to operate, our ability to acquire or open new banks and/or result in meaningful fines.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

The federal banking agencies’ capital rules, as well as other aspects of current or proposed regulatory or legislative changes to laws or regulations applicable to banking organizations, have increased our compliance costs, impacted the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

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

FDIC regulations use an assessment base for federal deposit insurance premiums based on average total consolidated assets less average tangible capital. There is a risk that the banks’ deposit insurance premiums will increase in the future if failures of insured depository institutions once again deplete the DIF. Additionally, to recoup losses to the DIF resulting from the bank failures of 2023, the FDIC also adopted a special assessment that became effective in 2024 and will be collected over eight quarterly assessment periods, with the eighth quarter to be collected at a lower rate, subject to certain adjustments. There is a risk that the FDIC could adopt additional special assessments in the future to recoup future DIF losses. Either of these events could negatively impact our financial condition and results of operations. For more information regarding the most recent increase to the banks’ deposit insurance premiums, see “Insurance of Deposit Accounts” under Supervision and Regulation in Item 1.

Non-compliance with the Bank Secrecy Act and its implementing regulations, and other applicable anti-money laundering laws and regulations could result in fines or sanctions.

The Bank Secrecy Act, as amended by the USA PATRIOT Act (the “BSA”), and its implementing regulations require financial institutions to develop risk-based anti-money laundering compliance programs designed to, among other things, prevent financial institutions from being used for money laundering, terrorist financing or other illicit finance activities. If suspicious activities are detected, financial institutions are required to file suspicious activity reports with FinCEN. The BSA and its implementing regulations require covered financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with the BSA and its implementing regulations could result in fines or sanctions. An increasing number of banks have received large fines for non-compliance with the BSA and its implementing regulations. Although we have developed policies and procedures designed to assist in compliance with the BSA and its implementing regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of applicable law.

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

Because our allowance for credit losses represents an estimate of lifetime losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolios, particularly if there are changes in expectations of general economic or market conditions, or events that adversely affect specific customers. In 2025, we charged off $72.3 million in loans (net of recoveries) and increased our allowance for credit losses from $437.1 million at December 31, 2024 to $460.5 million at December 31, 2025. Our allowance for loan and unfunded lending-related commitment losses represented 0.87% and 0.91% of total loans outstanding at December 31, 2025 and 2024, respectively.

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

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy weakens for a prolonged period or experiences deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $17.0 billion or 32% of our total loan portfolio, at December 31, 2025, compared to $15.6 billion, or 32% of our total loan portfolio, at December 31, 2024.

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

As of both December 31, 2025 and 2024, approximately 36% and 36%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate markets continue to experience a variety of difficulties, including the Chicago metropolitan area, southern Wisconsin and west Michigan, in which a majority of our real estate loans are concentrated. Continued uncertainty in economic conditions may impair a borrower’s business operations, slow the execution of new leases and lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase, and hotel occupancy rates may decline. High vacancy and lower occupancy rates could also result in rents falling. The combination of these factors could result in the deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. Specifically, the office property segment, which represents 3.18% of our total loan portfolio, is undergoing a structural shift given the rise of a remote work environment, resulting in heightened vacancies and potentially reduced leasing needs. It is anticipated that this heightened risk environment for the office segment may take several years to resolve. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

We provide financing for the payment of property and casualty insurance premiums and life insurance premiums on a national basis through FIRST Insurance Funding and Wintrust Life Finance, respectively, and financing for the payment of property and casualty insurance premiums in Canada through our wholly-owned subsidiary, FIFC Canada. Property and casualty insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2025, we had $8.2 billion of property and casualty insurance premium finance loans outstanding, of which $7.3 billion related to the Company's U.S. operations at FIRST Insurance Funding and $875.4 million related to the Company's Canadian operations at FIFC Canada. Together, these loans represented 16% of our total loan portfolio as of such date.

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

FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of geographically dispersed insurance companies. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers; however, one of the insurers represents approximately 9% of such balances and two additional insurers represent approximately 8% each of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada can mitigate risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

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

We are exposed to interest rate risk in our core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $2.2 billion and $2.0 billion for the years ended December 31, 2025 and 2024, respectively.

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

The Federal Reserve has lowered rates at the end of 2024 and during 2025. The federal funds rate ended 2025 at a range of 3.50-3.75%. We cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results. For more discussion of this issue, see the above risk factor “Changes in the United States’ monetary policy may restrict our ability to conduct our business in a profitable manner.”

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in past years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $20.7 million, $10.2 million and $21.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. The Company held $6.85 billion of derivative contracts as of December 31, 2025 that were designated as cash flow hedges against the potential downward repricing of variable rate loans. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful or that we will be successful in implementing any new mitigation strategies necessary to address the current rising interest rate environment. In addition, transactions entered into as part of mitigation strategies employed to mitigate risks associated with a prolonged low interest rate environment could be less beneficial or result in losses if interest rates continue to rise.

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

Deposits are a low cost and stable source of funding. Wintrust competes with banks and other financial institutions, including financial technology companies, for deposits (see the above risk factor “Risks Related to Economic Conditions and Operating Environment - The financial services industry is very competitive, and if we are not able to compete effectively, we may lose market share and our business could suffer”) and as a result, Wintrust could lose deposits in the future, clients may shift their deposits into higher cost products or Wintrust may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if lost deposits are replaced with wholesale funding. Higher funding costs reduce Wintrust’s net interest margin, net interest income and net income. Any of a variety of single or combined factors could contribute to adverse movement in deposits or deposit costs, including but not limited to economic uncertainty, rapid movements in market interest rates or the Federal Reserve’s monetary policy, entrance of competitors, disruptive technology or decreased confidence in Wintrust or the banking industry.

If our credit rating is lowered, our financing costs could increase.

As of December 31, 2025, we have been rated by Fitch Ratings as "BBB+", Morningstar DBRS as "A (low)" and Kroll Bond Rating Agency as “A-”. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

Our creditworthiness is not fixed and should be expected to change over time as a result of company performance and industry conditions. We cannot give any assurances that our credit ratings will remain at current levels, and it is possible that our ratings could be lowered or withdrawn by Fitch Ratings, Morningstar DBRS or Kroll Bond Rating Agency. Any actual or threatened downgrade or withdrawal of our credit rating could affect our perception in the marketplace and our ability to raise capital, and could increase our debt financing costs.

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

Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2025, approximately 98% of the Company's available-for-sale debt securities and equity securities with a readily determinable fair value were categorized in level 1 or 2 of the fair value hierarchy (meaning that their fair values were determined by unadjusted quoted prices in active markets for identical assets, quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of available-for-sale debt securities and unrealized losses of equity securities with a readily determinable fair value recognized in earnings, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.

The remaining securities in our available-for-sale debt securities and equity securities with a readily determinable fair value portfolios were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2025, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

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

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems, networks and infrastructure, including our computer systems and networks, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of our or of third-party systems, networks or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems, networks and infrastructure is more limited than with respect to our own systems, networks and infrastructure. Moreover, technological or financial difficulties of one of our third-party vendors or service providers or their subcontractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of products or services provided by an affected vendor or service provider. Our financial, accounting, data processing, backup or other operating or security systems, networks and infrastructure, or those of third parties, may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, wildfires, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we may need to take our systems, networks or infrastructure offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack, information security breach or other similar incident. In the event that backup systems are utilized, they may not process data as quickly as our primary systems, networks or infrastructure and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. We frequently update our systems, network and infrastructure in an effort to support our operations and growth and remain compliant with all applicable laws, regulations, rules and standards. This updating entails significant costs and creates risks associated with implementing new systems, networks and infrastructure and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, networks and infrastructure, security monitoring and retaining and training personnel required to operate our systems, networks and infrastructure also entail significant costs.

We may not be insured against all types of losses as a result of disruptions to or failures of our operational and security systems, networks and infrastructure or those of third parties, and our insurance coverage may not be available on reasonable terms, or at all, or may be inadequate to cover all losses resulting from such disruptions or failures. Disruptions or failures in our business structure or in the structure of one or more of our third-party vendors or service providers could interrupt the operations or increase the cost of doing business. The occurrence of any disruptions or failures impacting our or our third-party vendors’ or service providers’ operational or security systems, networks or infrastructure could result in a loss of customer business and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

We face risks from cyber-attacks, information security breaches and other similar incidents that could result in the disclosure of confidential and other information (including personal information), all of which could adversely affect our business or reputation, and create significant legal and financial exposure.

Our computer systems, networks and infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyber-attacks, information security breaches and other similar incidents. Our business relies on the secure processing, transmission, storage and retrieval of confidential, personal, proprietary and other information in our computer and data management systems, networks and infrastructure, and in the computer and data management systems, networks and infrastructure of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks, information or security breaches, and other similar incidents. These may include, among other things, computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, malfeasance or improper access by employees or vendors, attacks on personal email of employees, hacking, terrorist activities, identity theft, social engineering, credential stuffing, account takeovers, insider threats, human error, fraud, or other similar incidents that could result in the unauthorized release, gathering, monitoring, misuse, misappropriation, loss, disclosure or destruction of confidential, personal, proprietary and other information of ours, our employees, our customers or of third parties, damage to our systems and networks or other material disruption of our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems, networks and infrastructure and implement controls, processes, policies and other protective measures, we may not be able to anticipate all cyber-attacks, information security breaches and other similar incidents, nor may we be able to implement guaranteed preventive, mitigating or remedial measures against such cyber-attacks, information security breaches and other similar incidents. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent, mitigate or remediate all such cyber threats and could be held liable for any cyber-attack, information security breach or other similar incident.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, nation states, nation state-supported actors, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage, and any of the foregoing may see their efforts enhanced by the use of artificial intelligence and machine learning. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and "spear phishing" attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems and networks to disclose sensitive information (including confidential, personal, proprietary and other information) in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently and may not be recognized until launched or until well after a breach has occurred. The risk of a security breach caused by a cyber-attack, information security breach or other similar incident at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks, information security breaches or other similar incidents at third-party vendors and service providers with access to our data may not be disclosed to us in a timely manner. While we generally perform cybersecurity diligence on our key vendors and service providers, because we do not control our vendors and service providers and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share them. Due to applicable laws, regulations, rules, standards or contractual obligations, we may be held responsible for cyber-attacks, information security breaches or other similar incidents attributed to our vendors and service providers as they relate to the information we share with them.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack, information security breach or other similar incident that significantly degrades, deletes or compromises the systems, networks or infrastructure, including the data therein, of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems, networks and infrastructure need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack, information security breach, termination, constraint or other similar incident could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business.

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

Although we believe that we have appropriate information security procedures and controls designed to prevent or limit the effects of a cyber-attack, information security breach or other similar incident, our or our customers’ and/or third parties’ systems, networks and infrastructure may be the target of cyber-attacks, information security breaches or other similar incidents that could result in the unauthorized release, accessing, gathering, monitoring, loss, destruction, modification, acquisition, transfer, use or other processing of our or our customers’ confidential, personal, proprietary and other information. Additionally, we may not be insured against all types of losses as a result of cyber-attacks, information security breaches and other similar incidents, and our insurer may deny coverage as to any future claim or insurance coverage may not be available on reasonable terms, or at all, or may be inadequate to cover all losses resulting from such incidents.

Cyber-attacks, information security breaches or similar incidents, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack, information security breach or other similar incident on our systems, networks or infrastructure has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking or other unauthorized disclosure of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful cyber-attack, information security breach or other similar incident could cause us serious negative consequences, including our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential, personal, proprietary or other information and/or that of our customers or other third parties, or damage to our or our customers’ and/or third parties’ systems, networks or infrastructure, and could result in a violation of applicable data privacy and cybersecurity and other laws, regulations, rules, standards and contractual obligations, litigation exposure, regulatory fines, penalties or intervention, remediation costs, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, remediation costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

The development and use of artificial intelligence by us or others, or our inability to effectively and timely implement its use, may adversely affect the Company.

The use of artificial intelligence (“AI”) in the banking industry is increasing. Our future success will depend, in part, upon our ability to invest in and use appropriate technology, which may include AI. We may selectively incorporate AI technology in certain business processes, fraud detection, services or products, including technologies that process sensitive financial and/or personal data. Additionally, our third-party vendors, clients or counterparties may develop or incorporate AI technology in their business processes, services or products. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore could adversely affect our business. We may not be able to implement the use of AI in an effective or timely way, thus adversely impacting our operations and our ability to compete with financial institutions which successfully and timely implement AI. The use of AI, particularly generative AI, may produce output or take action that is incorrect, that results in the release of private, confidential or proprietary information, that reflects biases or perceived biases included in the data on which AI models are trained, that produces output that is, or is perceived to be, discriminatory or unfair, that infringes on the intellectual property rights of others, or that is otherwise harmful. The legal and regulatory environment relating to these emerging technologies is uncertain and rapidly evolving and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of these technologies. These evolving laws and regulations could require changes in our implementation of these emerging technologies and increase our compliance costs and the risk of non-compliance. While we have policies governing the use of AI applications or websites on the Company’s network, there can be no assurances that such policies will be effective in mitigating the risks associated with using AI technology. Furthermore, employees may intentionally or inadvertently violate our policies by using personally identifiable or nonpublic information, including sensitive client information, with AI technologies. Any of these risks relating to our use of AI, or its use by third parties with which we do business, could expose us to liability or adverse legal or regulatory consequences, competitive harm and brand or reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Like every major financial services institution, Wintrust faces significant and persistent cybersecurity risks. Whether in the form of data theft, ransomware, phishing, denial of service, or third-party vendor incidents, threat actors continue to become more sophisticated and escalate their efforts against financial institutions. At Wintrust, the Board of Directors and executive management are committed to devoting the necessary resources into monitoring, detecting, preventing and mitigating cybersecurity risk. As a regulated financial institution, we are required to comply with various regulations applicable to cybersecurity, as well as guidance issued by our regulators, and our cybersecurity program closely tracks to those requirements. Additionally, Wintrust leverages global cybersecurity standards as general guides, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.

Cybersecurity oversight begins with the Information Technology & Information Security Committee (“IT/IS Committee”) of the Wintrust Board of Directors. The Wintrust Chief Security Officer (“CSO”) and designated officers under his supervision oversee the cybersecurity program. The CSO has a dual reporting structure, reporting to both the IT/IS Committee and the Vice Chairman/Chief Operating Officer of Wintrust. The CSO and his designated officers have extensive industry experience and manage a team of skilled professionals with cybersecurity expertise. This team governs our cybersecurity program that follows NIST cybersecurity framework components of Govern, Identify, Protect, Detect, Respond and Recover. Our cybersecurity program employs a wide range of technological, administrative, and physical security measures designed to address the confidentiality, integrity, and availability of the information and data of both Wintrust and our customers. We have established policies, processes and procedures to monitor, report and respond to suspected or actual security events. A critical function of the cybersecurity program is the Security Operations Center, which is constantly monitoring Wintrust systems to detect threats. If any credible threats are detected, the Security Operations Center notifies the CSO and the appropriate response plan is initiated. The CSO will advise executive management and other relevant stakeholders as necessary. We coordinate with our third parties and vendor partners through assessments and due diligence reviews before sharing or allowing the hosting or processing of data. We also work with our outside partners to investigate security events that may have impacted our business or data, and to leverage lessons learned during those investigations. In addition, we contractually require our third-party service providers that possess or process any Wintrust or customer information to adhere to certain security requirements, controls and responsibilities based on the risk profile of the relationship.

Wintrust also recognizes that individual employees are frequent targets of threat actors. We regularly engage with employees on the importance of protecting the information and data of Wintrust, our customers and employees through monthly newsletters, poster campaigns and other formal communications. If specific threats are identified, management may communicate those threats directly to employees for heightened awareness. Our cybersecurity program requires employees to review information security policies annually, complete multiple cybersecurity training courses throughout the year, and participate in monthly mock phishing campaigns. We also communicate with our customers about their role in enhancing cybersecurity and protecting their identities and data.

Governance

Besides our dedicated cybersecurity team, Wintrust’s risk management and internal audit teams provide additional review of its approach to cybersecurity. Our governance program maintains policies and standards, which are verified through risk-based assessments, reviews and testing. The CSO reports at regular intervals to the Wintrust Enterprise Risk Management Committee, the IT/IS Committee, and the Audit Committee of the Wintrust Board of Directors, as well as the full Wintrust Board of Directors, as necessary. The Audit Committee performs an annual review of our cybersecurity program, which includes a discussion of management’s actions to identify and detect threats and incident plans in the event of a response or recovery situation. The Audit Committee receives an annual review that includes enhancements to the cybersecurity program and management’s progress on its cybersecurity strategic roadmap. In addition, the Board of Directors receives quarterly cybersecurity reports, which include a review of key risk indicators, test results and related remediation, and an overview of recent threats and how the Company is managing those threats. For more information on the material risks that cybersecurity threats pose to us, please see our risk factor disclosures under Item 1A of this Annual Report on Form 10-K.

Notwithstanding the extensive approach we take to cybersecurity, Wintrust continues to face risks and accompanying threats that could have a material adverse effect on the enterprise. We work to manage these risks and threats on a daily basis. To date, we have not realized any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have, or are reasonably likely to, materially affect us, our business strategy, results of operation or financial condition. We continue to invest in our cybersecurity program, the resiliency of our environment and work to enhance our internal controls.

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

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois as well as additional nearby corporate office locations at 9701 W. Higgins Road, Rosemont, Illinois and 9801 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago and at 731 N. Jackson Street in downtown Milwaukee. The Company’s community banking segment operates through 209 banking facilities, the majority of which are owned. The banking facilities are located in communities throughout the Chicago metropolitan area, southern Wisconsin, northwest Indiana, and Kent, Ottawa and northern Allegan counties in the state of Michigan, as well as three banking locations in southwest Florida. Excess space in certain properties is leased to third parties. Wintrust Mortgage, also of our banking segment, is headquartered in our corporate headquarters in Rosemont, Illinois and has 28 locations in 12 states, all of which are leased, as well as office locations at several of our banks.

The Company’s wealth management subsidiaries have locations in downtown Chicago, Appleton, Wisconsin, Tampa, Florida, and Stamford, Connecticut, all of which are leased, as well as office locations at several of our banks. FIRST Insurance Funding and Wintrust Life Finance have one location in Northbrook, Illinois which is owned and locations in downtown Newark, New Jersey, Long Island, New York and Newport Beach, California, all of which are leased. FIFC Canada has three locations in Canada that are leased, located in Toronto, Ontario; Wainwright, Alberta; and Vancouver, British Columbia. Wintrust Asset Finance is located in our corporate headquarters in Rosemont, Illinois and has locations in Frisco, Texas, and Irvine, California, all of which are leased. Tricom has one location in Menomonee Falls, Wisconsin which is owned.

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

Total Return Performance
260
240
220
200
180
160
140
120
100
80
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Wintrust Financial Corporation
Nasdaq- Total US
Nasdaq- Bank Index

	2020	2021	2022	2023	2024	2025
Wintrust Financial Corporation	100.00	151.10	142.73	159.87	218.75	249.22
Nasdaq — Total US	100.00	125.89	101.05	127.76	159.03	186.96
Nasdaq — Bank Index	100.00	137.31	113.60	125.02	168.35	216.97

Approximate Number of Equity Security Holders

As of February 5, 2026, there were approximately 1,824 shareholders of record of the Company’s common stock.

Dividends on Common Stock

The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve a semi-annual dividend until quarterly dividends were approved starting in 2014. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of the Company's Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term credit facilities. Under the terms of these separate revolving and term credit facilities, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facilities or exceed a certain threshold.

The following is a summary of the cash dividends paid in 2025 and 2024:

Record Date	Payable Date	Dividend per Share
November 6, 2025	November 20, 2025	$0.50
August 7, 2025	August 21, 2025	$0.50
May 8, 2025	May 22, 2025	$0.50
February 6, 2025	February 20, 2025	$0.50
November 7, 2024	November 22, 2024	$0.45
August 8, 2024	August 22, 2024	$0.45
May 9, 2024	May 23, 2024	$0.45
February 8, 2024	February 22, 2024	$0.45

On January 22, 2026, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.55 per share of outstanding common stock. The dividend was paid on February 19, 2026 to shareholders of record as of February 5, 2026.

The final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors. Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The Company’s and the banks’ ability to pay dividends is subject to banking laws, regulations and policies. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2025, 2024 and 2023, the banks and certain wealth management subsidiaries paid $600.0 million, $475.0 million and $360.0 million, respectively, in dividends to the Company.

Reference is also made to Note (19) “Regulatory Matters” to the Consolidated Financial Statements, and “Liquidity and Capital Resources” contained in Item 8 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Issuer Purchases of Equity Securities

Our previously authorized share repurchase program permitted the repurchase of up to $125 million of our common stock. On October 28, 2021, the Board of Directors of the Company authorized the repurchase of up to $200 million of the Company’s outstanding shares of common stock. This authorization is incremental to the remaining authorization of approximately $23 million under the previous program, which the Board approved in 2019. The repurchase authorization does not have an expiration date. No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the twelve months ended December 31, 2025.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2025. The detailed financial discussion focuses on 2025 results compared to 2024. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto within this Annual Report on Form 10-K.

For a discussion of 2024 results compared to 2023, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Wintrust Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 28, 2025.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			Percentage (%) or Basis Point (bp) Change		Percentage (%) or Basis Point (bp) Change
(Dollars in thousands, except per share data)	2025	2024	2023	2024 to 2025		2023 to 2024
Net income	$823,844	$695,045	$622,626	19%		12%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	1,213,960	1,048,136	959,471	16		9
Net income per common share — Diluted	11.40	10.31	9.58	11		8
Net revenue (2)	2,725,992	2,450,860	2,271,970	11		8
Net interest income	2,224,052	1,962,535	1,837,864	13		7
Net interest margin	3.52%	3.51%	3.66%	1	bp	(15)	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.53	3.53	3.68	—		(15)
Net overhead ratio (3)	1.51	1.54	1.64	(3)		(10)
Non-interest income to average assets	0.75	0.82	0.81	(7)		1
Non-interest expense to average assets	2.26	2.36	2.45	(10)		(9)
Return on average assets	1.23	1.17	1.16	6		1
Return on average common equity	12.13	12.32	12.90	(19)		(58)
Return on average tangible common equity (non-GAAP) (1)	14.43	14.58	15.23	(15)		(65)
At end of period
Total assets	$71,142,046	$64,879,668	$56,259,934	10%		15%
Total loans, excluding loans held-for-sale	53,105,101	48,055,037	42,131,831	11		14
Total deposits	57,717,191	52,512,349	45,397,170	10		16
Total shareholders’ equity	7,258,715	6,344,297	5,399,526	14		17
Average loans to average deposits ratio	92.6%	93.8%	93.1%	(120)	bps	70	bps
Book value per common share (1)	$102.03	$89.21	$81.43	14%		10%
Tangible book value per common share (non-GAAP) (1)	88.66	75.39	70.33	18		7
Common equity to assets ratio (1)	9.6%	9.1%	8.9%	50	bps	20	bps
Tangible common equity ratio (non-GAAP) (1)	8.5	7.8	7.7	70		10
Market price per common share	$139.82	$124.71	$92.75	12%		34%
Allowance for loan and unfunded lending-related commitment losses to total loans	0.87%	0.91%	1.01%	(4)	bps	(10)	bps
Non-performing loans to total loans	0.35	0.36	0.33	(1)		3
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

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2025	2024	2023
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$3,728,033	$3,477,597	$2,893,114
Taxable-equivalent adjustment:
-Loans	8,694	9,377	7,827
-Liquidity management assets	2,706	2,501	2,249
-Other earning assets	3	12	10
(B) Interest Income (non-GAAP)	$3,739,436	$3,489,487	$2,903,200
(C) Interest Expense (GAAP)	1,503,981	1,515,062	1,055,250
(D) Net Interest Income (GAAP) (A minus C)	2,224,052	1,962,535	1,837,864
(E) Net interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	2,235,455	1,974,425	1,847,950
Net interest margin (GAAP)	3.52%	3.51%	3.66%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.53	3.53	3.68

(F) Non-interest income	$501,940	$488,325	$434,106
(G) Gains (losses) on investment securities, net	8,323	(2,602)	1,525
(H) Non-interest expense	1,512,032	1,402,724	1,312,499
Efficiency ratio (H/(D+F-G))	55.64%	57.17%	57.81%
Efficiency ratio (non-GAAP) (H/(E+F-G))	55.40	56.90	57.55

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$7,258,715	$6,344,297	$5,399,526
Less: Non-convertible preferred stock (GAAP)	(425,000)	(412,500)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(895,959)	(918,632)	(679,561)
(I) Total tangible common shareholders’ equity (non-GAAP)	$5,937,756	$5,013,165	$4,307,465
(J) Total assets (GAAP)	$71,142,046	$64,879,668	$56,259,934
Less: Acquisition-related intangible assets (GAAP)	(895,959)	(918,632)	(679,561)
(K) Total tangible assets (non-GAAP)	$70,246,087	$63,961,036	$55,580,373
Common equity to assets ratio (GAAP) (L/J)	9.6%	9.1%	8.9%
Tangible common equity ratio (non-GAAP) (I/K)	8.5	7.8	7.7

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity (GAAP)	$7,258,715	$6,344,297	$5,399,526
Less: Non-convertible preferred stock (GAAP)	(425,000)	(412,500)	(412,500)
(L) Total common equity	$6,833,715	$5,931,797	$4,987,026
(M) Actual common shares outstanding	66,975	66,495	61,244
Book value per common share (L/M)	$102.03	$89.21	$81.43
Tangible book value per common share (Non-GAAP) (I/M)	88.66	75.39	70.33

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$774,154	$667,081	$594,662
Add: Acquisition-related intangible asset amortization	21,393	12,095	5,498
Less: Tax effect of acquisition-related intangible asset amortization	(5,626)	(3,217)	(1,446)
After-tax acquisition-related intangible asset amortization	15,767	8,878	4,052
(O) Tangible net income applicable to common shares (non-GAAP)	$789,921	$675,959	$598,714
Total average shareholders’ equity	$6,863,474	$5,826,940	$5,023,153
Less: Average preferred stock	(480,068)	(412,500)	(412,500)
(P) Total average common shareholders’ equity	$6,383,406	$5,414,440	$4,610,653
Less: Average acquisition-related intangible assets	(908,464)	(778,283)	(679,802)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$5,474,942	$4,636,157	$3,930,851
Return on average common equity (N/P)	12.13%	12.32%	12.90%
Return on average tangible common equity (non-GAAP) (O/Q)	14.43	14.58	15.23

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$1,118,407	$947,089	$845,081
Add: Provision for credit losses	95,553	101,047	114,390
Pre-tax income, excluding provision for credit losses (non-GAAP)	$1,213,960	$1,048,136	$959,471

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2025	2024	2023
Reconciliation of Non-GAAP Net Income per Common Share:
Net income	$823,844	$695,045	$622,626
Preferred stock dividends	35,644	27,964	27,964
Preferred stock redemption	14,046	—	—
(R) Net income applicable to common shares	$774,154	$667,081	$594,662
(S) Weighted average common shares outstanding	66,896	63,685	61,149
Dilutive potential common shares	998	1,016	938
(T) Average common shares and dilutive common shares	67,894	64,701	62,087
Net income per common share - Basic (R/S)	$11.57	$10.47	$9.72
Net income per common share - Diluted (R/T)	$11.40	$10.31	$9.58
Preferred stock series F excess one-time extended first dividend	$4,927	$—	$—
Preferred stock redemption	14,046	—	—
(U) Total non-recurring preferred stock offering impact (non-GAAP)	$18,973	$—	$—
Net income per common share - Basic (non-GAAP) (R+U)/S	$11.86	$10.47	$9.72
Net income per common share - Diluted (non-GAAP) (R+U)/T	$11.68	$10.31	$9.58

OVERVIEW AND STRATEGY

2025 Highlights

The Company recorded net income of $823.8 million for the year of 2025 compared to $695.0 million and $622.6 million for the years of 2024 and 2023, respectively. The results for 2025 were driven by increased net interest income primarily due to increased growth in earning assets.

The Company increased its loan portfolio from $48.1 billion at December 31, 2024 to $53.1 billion at December 31, 2025. This increase was across all major loan portfolios. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note (4) “Loans” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

The Company recorded net interest income of $2.2 billion in 2025 compared to $2.0 billion and $1.8 billion in 2024 and 2023, respectively. The higher level of net interest income recorded in 2025 compared to 2024 resulted primarily from a $7.4 billion increase in average earning assets (see “Net Interest Margin” section later in this Item 7 for further detail).

Non-interest income totaled $501.9 million in 2025, increasing $13.6 million, or 3%, compared to 2024. The increase in non-interest income in 2025 compared to 2024 was primarily attributable to service charges on deposits, gains on investment securities and fees from covered call options. This was offset by a decrease in other non-interest income which included a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business and a slight decrease in mortgage banking revenues (see “Non-Interest Income” section later in this Item 7 for further detail).

Non-interest expense totaled $1.5 billion in 2025, increasing $109.3 million, or 8%, compared to 2024. The increase compared to 2024 was primarily attributable to a $56.2 million increase in salary and employee benefits expense and a $19.6 million increase in software and equipment expense (see “Non-Interest Expense” section later in this Item 7 for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2025, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid investment portfolio and its access to funding from a variety of external funding sources. The Company had overnight liquid funds and interest-bearing deposits with banks of $3.6 billion and $4.9 billion at December 31, 2025 and 2024, respectively.

Economic Environment

In 2025, the Federal Reserve Open Market Committee continued its current cycle of reducing short term interest rates in part due to declining inflation. However, longer term interest rates did not experience a commensurate reduction resulting in an upward sloping yield curve. Although uncertainty prevails, overall economic forecasts improved resulting in generally favorable credit trends for banks. The Company has employed certain strategies to manage net income in the current environment, including those discussed below.

Net Interest Income

The Company has leveraged its operating strengths to grow its earning assets base while maintaining a stable net interest margin in 2025. In 2025, the Company’s net interest margin increased to 3.52% (3.53% on a fully tax-equivalent basis, non-GAAP) as compared to 3.51% (3.53% on a fully tax-equivalent basis, non-GAAP) in 2024, as the Company was able to reprice deposits to offset the impact of earning asset repricing. Significant growth in earning assets resulted in the Company’s net interest income increasing by $261.5 million in 2025 compared to 2024. The magnitude of potential changes in net interest income in various interest rate scenarios has continued to remain relatively neutral. Management has taken action to reposition its sensitivity to interest rates to stabilize net interest margin following the rise in short term interest rates in 2022 and 2023. To this end, management has executed various derivative instruments including collars, floors and receive-fixed swaps to hedge variable-rate loan exposures. The Company will continue to monitor current and projected interest rates and may execute additional derivatives to mitigate potential fluctuations in the net interest margin in future periods.

Non-Interest Income

The interest rate environment impacts the profitability and mix of the Company’s mortgage banking business which generated revenues of $90.8 million in 2025 and $93.2 million in 2024, representing 3% and 4% of total net revenue in 2025 and 2024, respectively. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage revenue is also impacted by changes in the fair value of MSRs and EBOs guaranteed by U.S. government agencies. Mortgage originations for sale totaled $2.6 billion in 2025 and 2024. In 2025, approximately 68% of originations were mortgages associated with new home purchases, while 32% of originations were related to refinancing of mortgages. In 2024, approximately 75% of originations were mortgages associated with new home purchases, while 25% of originations were related to refinancing of mortgages.
Non-Interest Expense

Management believes expense management is important to enhance profitability amid increased competition. Cost control and an efficient infrastructure should position the Company appropriately as it continues its growth strategy. Management continues to be disciplined in its approach to growth and plans to leverage the Company’s existing expense infrastructure to expand its presence in existing and complimentary markets. Potentially impacting the cost control strategies discussed above, the Company anticipates increased costs resulting from the regulatory environment in which we operate as well as wage inflation and continued investment in technology.

Credit Quality

The Company continues to actively address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality.

In particular:

•The Company’s 2025 provision for credit losses totaled $95.6 million compared to a provision of $101.0 million in 2024 and a provision of $114.4 million in 2023. The lower provision in 2025 was primarily the result of improvements in the macroeconomic forecast, specifically the Company’s macroeconomic forecasts of key model inputs (most notably Baa corporate credit spreads) despite growth in the Company's loan portfolios. Net charge-offs decreased to $72.3 million in 2025 (of which $56.9 million related to commercial and commercial real estate loans), compared to $94.4 million in 2024 (of which $67.8 million related to commercial and commercial real estate loans) and $45.5 million in 2023 (of which $27.8 million related to commercial and commercial real estate loans).

•The Company’s allowance for loan and unfunded lending-related commitment losses increased to $460.2 million at December 31, 2025, reflecting an increase of $23.6 million, or 5%, when compared to 2024. At December 31, 2025, approximately $246.9 million, or 54%, of the allowance for loan and unfunded lending-related commitment losses was associated with commercial real estate loans and an additional $178.5 million, or 39%, was associated with commercial loans.

•The Company has significant exposure to commercial real estate. At December 31, 2025, $13.9 billion, or 26%, of our loan portfolio was commercial real estate, with approximately 63.9% located in our market area. The commercial real estate loan portfolio was comprised of $2.4 billion in construction and development loans, and $11.5 billion in non-construction loans. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks.

•Excluding early buy-out loans (“EBO”) guaranteed by U.S. government agencies, total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest) were $185.8 million (of which $25.1 million, or 14%, was related to commercial real estate) at December 31, 2025, an increase of $15.0 million compared to December 31, 2024. Non-performing loans as a percentage of total loans were 0.35% at December 31, 2025 compared to 0.36% at December 31, 2024.

•The Company’s other real estate owned decreased by $2.3 million to $20.8 million during 2025, from $23.1 million at December 31, 2024. The $20.8 million of other real estate owned as of December 31, 2025 was comprised entirely of commercial real estate property.

During 2025, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed-rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was approximately $578,000 at December 31, 2025 and $188,000 at December 31, 2024.

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

Measurement of the allowance for credit losses. The Company adopted CECL as of January 1, 2020, which requires the estimate of expected credit losses over the entire life of financial assets measured at amortized cost. To measure lifetime expected credit losses, the Company adjusts credit loss estimates for reasonable and supportable forecasts of macroeconomic conditions. Such forecasts can significantly impact the profitability of our community banks as changing estimates of lifetime losses from period to period can result in significant fluctuations in provision for credit losses during those periods. In 2025, such fluctuations in provision for credit losses favorably impacted the profitability of our community banks, primarily as a result of improvement in a key variable (Baa credit spread) within forecasted macroeconomic conditions.

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

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized a decrease of $2.4 million in mortgage banking revenue in 2025 compared to 2024 primarily as a result of unfavorable fair value adjustments of MSRs in 2025 compared to 2024. This was partially offset by gains recognized on derivative contracts held as an economic hedge and by changes in the fair value of early buy-out loans guaranteed by the U.S. government held-for-sale. Mortgage originations for sale totaled $2.6 billion in both 2025 and 2024, respectively.

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

Financial Regulatory Reform

Our business is heavily regulated and supervised by federal agencies, state agencies and the federal & provincial governments of Canada. The scope of the laws, regulations and supervision to which our business is subject have increased in response to factors such as the regional banking uncertainty in early 2023, technological updates, and market changes. We expect that our business will remain subject to extensive regulation and supervision.

The exact impact of the changing regulatory environment on our business and operations depends upon legislative or regulatory changes to reform the financial regulatory framework and the actions of our competitors, customers, and other market participants. Legislative and regulatory changes could have a significant impact on us by, for example, requiring us to change our business practices; requiring us to meet more stringent capital, liquidity and leverage ratio requirements; limiting our ability to pursue business opportunities; imposing additional costs and compliance obligations on us; limiting fees we can charge for services; impacting the value of our assets; or otherwise adversely affecting our businesses and our earnings’ capabilities. We have already experienced significant increases in compliance related costs in recent years, and we are now subject to more stringent risk-based capital and leverage ratio requirements than we were prior to the adoption of the U.S. Basel III Rules. We are also now subject to many mortgage-related rules promulgated by the CFPB that materially restructured the origination, services and securitization of residential mortgages in the United States. As discussed under Supervision and Regulation in Item 1, the FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began in the first quarterly assessment period of 2023. There was no change to the initial base deposit insurance assessment rate in 2025. Additionally, there was a special assessment by the FDIC that was levied on banks with an asset size above $5 billion to recoup losses from certain bank failures that occurred early in 2023. Special assessment payments began in June of 2024. The final scheduled payment will be made in March 2026. We will continue to monitor the impact that the implementation of applicable rules, regulations and policies arising out of any legislative or regulatory changes may have on our organization. For further discussion of the laws and regulations applicable to us and our subsidiary banks, please refer to “Business-Supervision and Regulation.”

Recent Transactions

Business Combination

On August 1, 2024, the Company completed its previously announced acquisition of Macatawa, the parent company of Macatawa Bank. In conjunction with the completed acquisition, the Company issued approximately 4.7 million shares of common stock. Macatawa operates full-service branches located throughout communities in Kent, Ottawa and northern Allegan counties in the state of Michigan. Macatawa offers a full range of banking, retail and commercial lending, wealth management and ecommerce services to individuals, businesses and governmental entities. As of August 1, 2024, Macatawa had fair values of approximately $2.9 billion in assets, $2.3 billion in deposits and $1.3 billion in loans. As of the first quarter of 2025, the purchase accounting was finalized and is no longer subject to change. See Note (7) “Business Combinations” to the Consolidated Financial Statements in Item 8 for a further discussion of recent and other transactions.

Division Sale

In the first quarter of 2024, the Company sold its Retirement Benefits Advisors (“RBA”) division and recorded a gain of approximately $20.0 million in other non-interest income from the sale.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have material impact on the Company’s future financial condition and results of operations. At December 31, 2025, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, and the valuation and accounting for derivative instruments, as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed by the Audit Committee of the Company’s Board of Directors and are discussed in further detail below.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and includes the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At December 31, 2025, the loan and held-to-maturity debt securities portfolios represent 79% of total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

Key macroeconomic variable data points that are significant inputs into our credit loss models for the commercial and commercial real estate portfolios are the Baa corporate credit spread, the Dow Jones Total Stock Market Index for the commercial portfolio, and the Commercial Real Estate Pricing Index ("CREPI") related to the commercial real estate portfolio. While the Dow Jones Total Stock Market Index is not a new macroeconomic variable, we have included the impact analysis due to the significant volatility experienced in this variable in 2025. Holding all other inputs constant, the table below shows the impact of changes in these key macroeconomic variable data points on the estimate of allowance for credit losses.

Impact to estimated allowance for credit losses from an increased or higher input value
Baa Credit Spread	Increases
Dow Jones Total Stock Market Index	Decreases
CRE Price Index	Decreases

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 35 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at December 31, 2025:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 15%-20%	Increases estimate by 20%-25%
Commercial Real Estate:
Construction	Decreases estimate by 20%-25%	Increases estimate by 30%-35%
Non-Construction	Decreases estimate by 8%-9%	Increases estimate by 9%-10%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial portfolio based on a 10% change in the Dow Jones Total Stock Market Index from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at December 31, 2025:

Dow Jones Total Stock Market Index
	Increases	Decreases
Commercial	Decreases estimate by 5%-10%	Increases estimate by 5%-10%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at December 31, 2025:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 35%-40%	Increases estimate by 120%-125%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 50%-55%

See Note (5) “Allowance for Credit Losses” to the Consolidated Financial Statements in Item 8 and the section titled “Loan Portfolio and Asset Quality” in Item 7 for a description of the methodology used to determine the allowance for credit losses.

Estimations of Fair Value

A portion of the Company’s assets and liabilities are carried at fair value on the Consolidated Statements of Condition, with changes in fair value recorded either through earnings or other comprehensive income in accordance with GAAP. Certain asset and liability fair value estimates require significant management judgment and are disclosed as Level 3 in the fair value hierarchy. Level 3 includes a portion of the following portfolios: municipal securities, mortgage loans held-for-sale, loans held-for-investment, MSRs, and derivative assets. Since market prices are not available, Level 3 fair values are estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models include assumptions for interest rates, discount rates, prepayments and credit losses. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability because there are no observable markets to compare the assumptions to. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note (22) “Fair Value of Assets and Liabilities” to the Consolidated Financial Statements in Item 8 for a further discussion of fair value measurements.

Derivative Instruments

The Company utilizes derivative instruments to manage risks such as interest rate risk or market risk. The Company’s policy prohibits using derivatives for speculative purposes. Accounting for derivatives differs significantly depending on whether a derivative is designated as an accounting hedge. To determine if a derivative instrument continues to be an effective hedge, the Company must make assumptions and judgments about the continued effectiveness of the hedging strategies and the nature and timing of forecasted transactions. If the Company’s hedging strategy were to become ineffective, hedge accounting would no longer apply and the reported results of operations or financial condition could be materially affected. See Note (21) “Derivative Financial Instruments” to the Consolidated Financial Statements in Item 8 for a further discussion of derivative accounting.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 16 banks with 209 offices at the end of 2025. FIRST Insurance Funding and Wintrust Life Finance have matured into separate divisions that generated, on a national basis, $19.9 billion in total premium finance receivables in 2025 within the United States. FIFC Canada, acquired in 2012, originated $1.9 billion in Canadian property and casualty premium finance receivables in 2025. The Company’s leasing business increased its portfolio of assets, including direct financing leases, loans and equipment on operating leases, to $4.5 billion as of December 31, 2025. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.

Earnings Summary

Net income for the year ended December 31, 2025, totaled $823.8 million, or $11.40 per diluted common share, compared to $695.0 million, or $10.31 per diluted common share, in 2024, and $622.6 million, or $9.58 per diluted common share, in 2023. During 2025, net income increased by $128.8 million and earnings per diluted common share increased by $1.09. Net interest income increased in 2025 compared to 2024 primarily as a result of growth in average earning assets in 2025. Non-interest income increased primarily due to an increase in service charges on deposit accounts, gains on investment securities, and fees from covered call options in 2025 as compared to 2024.

Other items impacting net income in 2025 compared to 2024 include increased salary and employee benefits expenses, as well as software and equipment expense.

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

Net interest income in 2025 totaled $2.22 billion, up from $1.96 billion in 2024 and up from $1.84 billion in 2023, representing an increase of $261.5 million, or 13%, in 2025 and an increase of $124.7 million, or 7%, in 2024. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2025 and 2024.
Average earning assets increased $7.4 billion, or 13%, in 2025 and $5.7 billion, or 11%, in 2024. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the majority of other earning assets. Average loans increased $5.5 billion, or 12%, in 2025 and $4.4 billion, or 11%, in 2024. Total average loans as a percentage of total average earning assets was 80% in 2025, 2024 and 2023. The average yield on loans was 6.43% in 2025, 6.82% in 2024 and 6.32% in 2023, reflecting a decrease of 39 basis points in 2025 and an increase of 50 basis points in 2024. The lower loan yields in 2025 compared to 2024 is primarily due to existing loans repricing to lower rates as a result of the decrease in short term interest rates that began in late 2024. The average yield on liquidity management assets was 3.86% in 2025, 3.85% in 2024 and 3.53% in 2023, reflecting an increase of one basis point in 2025 and an increase of 32 basis points in 2024. The higher yield in 2025 compared to 2024 is due to investment security purchases at higher market rates partially offset by lower yields on interest bearing cash related to reductions in the federal funds rate. The average rate paid on interest-bearing deposits, the largest component of the Company’s interest-bearing liabilities, was 3.09% in 2025, 3.58% in 2024 and 2.81% in 2023, representing a decrease of 49 basis points in 2025 and an increase of 77 basis points in 2024. The lower level of interest-bearing deposits rates in 2025 compared to 2024 is primarily a result of repricing existing deposits in conjunction with declining short term interest rates. As a result of the above, net interest margin increased to 3.52% (3.53% on a fully taxable-equivalent basis, non-GAAP) in 2025 compared to 3.51% (3.53% on a fully taxable-equivalent basis, non-GAAP) in 2024.

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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2025, 2024 and 2023. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a fully taxable-equivalent basis (non-GAAP). This table should be referred to in conjunction with discussion of the financial condition and results of operations of the Company.

	Average Balance for the years ended December 31,			Interest for the years ended December 31,			Yield/Rate for the years ended December 31,
(Dollars in thousands)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Assets
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$3,235,193	$2,276,818	$1,608,835	$133,872	$115,618	$80,783	4.14%	5.08%	5.02%
Investment securities (2)	9,173,502	8,229,846	7,721,661	334,662	278,617	240,837	3.65	3.39	3.12
FHLB and FRB stock	282,678	255,018	215,699	21,641	20,060	14,912	7.66	7.87	6.91
Total liquidity management assets (3) (8)	$12,691,373	$10,761,682	$9,546,195	$490,175	$414,295	$336,532	3.86%	3.85%	3.53%
Other earning assets (3) (4) (8)	3,240	17,113	17,129	92	1,025	1,098	2.84	5.99	6.41
Mortgage loans held-for-sale	312,718	348,278	294,421	19,482	21,436	16,791	6.23	6.15	5.70
Loans, net of unearned income (3) (5) (8)	50,252,196	44,765,445	40,324,472	3,229,687	3,052,731	2,548,779	6.43	6.82	6.32
Total earning assets (8)	$63,259,527	$55,892,518	$50,182,217	$3,739,436	$3,489,487	$2,903,200	5.91%	6.24%	5.79%
Allowance for loan and investment security losses	(397,318)	(368,342)	(308,724)
Cash and due from banks	492,131	455,708	468,298
Other assets	3,599,832	3,437,025	3,187,715
Total assets	$66,954,172	$59,416,909	$53,529,506
Liabilities and Shareholders’ Equity
Deposits — interest-bearing:
NOW and interest-bearing demand deposits	$6,323,704	$5,360,630	$5,626,277	$143,246	$130,281	$122,074	2.27%	2.43%	2.17%
Wealth management deposits	1,665,152	1,458,404	1,730,523	35,214	40,324	42,782	2.11	2.76	2.47
Money market accounts	18,927,479	15,946,363	13,665,248	635,680	620,411	429,900	3.36	3.89	3.15
Savings accounts	6,650,054	6,015,085	5,299,205	146,775	161,429	109,666	2.21	2.68	2.07
Time deposits	9,906,063	8,753,848	5,952,537	380,812	391,197	202,048	3.84	4.47	3.39
Total interest-bearing deposits	$43,472,452	$37,534,330	$32,273,790	$1,341,727	$1,343,642	$906,470	3.09%	3.58%	2.81%
FHLB advances	3,164,460	3,042,052	2,316,722	103,580	99,149	72,287	3.27	3.26	3.12
Other borrowings	584,537	603,868	630,115	26,592	34,480	35,280	4.55	5.71	5.60
Subordinated notes	298,441	360,802	437,604	14,903	18,117	22,023	4.99	5.02	5.03
Junior subordinated notes	253,566	253,566	253,566	17,179	19,674	19,190	6.78	7.76	7.57
Total interest-bearing liabilities	$47,773,456	$41,794,618	$35,911,797	$1,503,981	$1,515,062	$1,055,250	3.15%	3.63%	2.94%
Non-interest-bearing deposits	10,812,877	10,212,088	11,018,596
Other liabilities	1,504,365	1,583,263	1,575,960
Equity	6,863,474	5,826,940	5,023,153
Total liabilities and shareholders’ equity	$66,954,172	$59,416,909	$53,529,506
Interest rate spread (6) (8)							2.76%	2.61%	2.85%
Less: fully taxable-equivalent adjustment				$(11,403)	$(11,890)	$(10,086)	(0.01)	(0.02)	(0.02)
Net free funds/contribution (7)	$15,486,071	$14,097,900	$14,270,420				0.77	0.92	0.83
Net interest income/margin (GAAP) (8)				$2,224,052	$1,962,535	$1,837,864	3.52%	3.51%	3.66%
Fully taxable-equivalent adjustment				11,403	11,890	10,086	0.01	0.02	0.02
Net interest income/margin fully taxable-equivalent (non-GAAP) (8)				$2,235,455	$1,974,425	$1,847,950	3.53%	3.53%	3.68%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the years ended December 31, 2025, 2024 and 2023 were $11.4 million, $11.9 million and $10.1 million, respectively.
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

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense, on a fully taxable-equivalent basis (non-GAAP), by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2025 Compared to 2024			2024 Compared to 2023
(In thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income, FTE basis (non-GAAP) (1)
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (2)	$(23,976)	$42,230	$18,254	$968	$33,867	$34,835
Investment securities	22,787	33,258	56,045	21,089	16,691	37,780
FHLB and FRB stock	(535)	2,116	1,581	2,208	2,940	5,148
Total liquidity management assets	$(1,724)	$77,604	$75,880	$24,265	$53,498	$77,763
Other earning assets	(371)	(562)	(933)	(75)	2	(73)
Mortgage loans held-for-sale	278	(2,232)	(1,954)	1,387	3,258	4,645
Loans, net of unearned income	(178,234)	355,190	176,956	207,753	296,199	503,952
Total interest income	$(180,051)	$430,000	$249,949	$233,330	$352,957	$586,287

Interest Expense
Deposits — interest-bearing:
NOW and interest-bearing demand deposits	$(8,947)	$21,912	$12,965	$13,940	$(5,733)	$8,207
Wealth management deposits	(10,231)	5,121	(5,110)	4,664	(7,122)	(2,458)
Money market accounts	(90,360)	105,629	15,269	110,745	79,766	190,511
Savings accounts	(30,074)	15,420	(14,654)	35,290	16,473	51,763
Time deposits	(57,928)	47,543	(10,385)	76,076	113,073	189,149
Total interest expense — deposits	$(197,540)	$195,625	$(1,915)	$240,715	$196,457	$437,172
FHLB advances	333	4,098	4,431	3,343	23,519	26,862
Other borrowings	(6,733)	(1,155)	(7,888)	657	(1,457)	(800)
Subordinated notes	(105)	(3,109)	(3,214)	(45)	(3,861)	(3,906)
Junior subordinated notes	(2,441)	(54)	(2,495)	432	52	484
Total interest expense	$(206,486)	$195,405	$(11,081)	$245,102	$214,710	$459,812
Less: fully taxable-equivalent adjustment	487	—	487	(1,804)	—	(1,804)
Net interest income (GAAP) (1)	$26,922	$234,595	$261,517	$(13,576)	$138,247	$124,671
Fully taxable-equivalent adjustment	(487)	—	(487)	1,804	—	1,804
Net interest income, FTE basis (non-GAAP) (1)	$26,435	$234,595	$261,030	$(11,772)	$138,247	$126,475
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

Non-Interest Income

The following table presents non-interest income by category for 2025, 2024 and 2023:

	Years ended December 31,			2025 compared to 2024		2024 compared to 2023
(Dollars in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Brokerage	$18,779	$22,611	$18,645	$(3,832)	(17)%	$3,966	21%
Trust and asset management	128,637	123,616	111,962	5,021	4	11,654	10
Total wealth management (1)	$147,416	$146,227	$130,607	$1,189	1%	$15,620	12%
Mortgage banking	90,775	93,213	83,073	(2,438)	(3)	10,140	12
Service charges on deposit accounts	79,091	65,651	55,250	13,440	20	10,401	19
Gains (losses) on investment securities, net	8,323	(2,602)	1,525	10,925	NM	(4,127)	NM
Fees from covered call options	20,681	10,196	21,863	10,485	NM	(11,667)	(53)
Trading gains, net	2	504	1,142	(502)	(100)	(638)	(56)
Operating lease income, net	62,284	58,710	53,298	3,574	6	5,412	10
Other:
Interest rate swap fees	13,852	12,494	12,251	1,358	11	243	2
Bank owned life insurance (“BOLI”)	6,559	5,755	5,149	804	14	606	12
Administrative services	5,300	5,336	5,599	(36)	(1)	(263)	(5)
Foreign currency remeasurement (losses) gains	381	(1,302)	1,059	1,683	NM	(2,361)	NM
Changes in fair value on EBOs and loans held-for-investment	305	812	1,521	(507)	(62)	(709)	(47)
Early pay-offs of capital leases	2,268	1,869	1,184	399	21	685	58
Miscellaneous	64,703	91,462	60,585	(26,759)	(29)	30,877	51
Total Other	$93,368	$116,426	$87,348	$(23,058)	(20)%	$29,078	33%
Total Non-Interest Income	$501,940	$488,325	$434,106	$13,615	3%	$54,219	12%
(1)Wealth management revenue is comprised of the trust and asset management revenue of the WPT and GLA, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
 NM—Not Meaningful

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue decreased in 2025 as compared 2024 primarily as a result of an unfavorable fair value adjustment of MSRs partially offset by favorable hedge performance. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated for sale totaled $2.6 billion for the years ended 2025 and 2024. The percentage of origination volume from refinancing activities was 32% in 2025 as compared to 25% in 2024.

The Company records MSRs at fair value on a recurring basis. During 2025, retained servicing rights led to capitalization of $26.0 million, partially offset by a reduction in value of $23.7 million due to payoffs and paydowns of the existing portfolio, as well as an unfavorable fair value adjustment of $11.1 million. Changes in the fair value of MSRs were partially offset by gains of $5.3 million on servicing hedges, resulting in a net decrease in the fair value of the MSR portfolio during the year. See Note (6) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 8 for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge during 2025 was a $5.3 million favorable valuation adjustment compared to a $7.9 million unfavorable valuation adjustment in 2024. The table below presents additional selected information regarding mortgage banking for the respective periods.

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Originations:
Retail originations	$1,967,159	$1,886,730	$1,387,423
Veterans First originations	615,426	738,184	574,782
Total originations for sale (A)	$2,582,585	$2,624,914	$1,962,205
Originations for investment	1,356,103	1,018,680	578,571
Total originations	$3,938,688	$3,643,594	$2,540,776
As a percentage of originations for sale:
Retail originations	76%	72%	71%
Veterans First originations	24	28	29
Purchases	68%	75%	83%
Refinances	32	25	17
Production Margin:
Production revenue (B) (1)	$49,587	$48,531	$41,031
Total originations for sale (A)	2,582,585	2,624,914	1,962,205
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	122,804	103,946	119,624
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	103,946	119,624	113,303
Total mortgage production volume (C)	$2,601,443	$2,609,236	$1,968,526
Production margin (B / C)	1.91%	1.86%	2.08%
Mortgage servicing:
Loans serviced for others (D)	$12,608,694	$12,400,913	$12,007,165
Mortgage servicing rights, at fair value (E)	195,023	203,788	192,456
Percentage of mortgage servicing rights to loans serviced for others (E/D)	1.55%	1.64%	1.60%
Servicing income	41,428	42,624	43,563
MSR Fair Value Asset Activity
MSR - FV at Beginning of Period	$203,788	$192,456	$230,225
MSR - current period rights sold	—	—	(30,170)
MSR - current period capitalization	25,984	29,969	28,610
MSR - collection of expected cash flows - paydowns	(6,210)	(6,009)	(6,284)
MSR - collection of expected cash flows - payoffs and repurchases	(17,446)	(17,017)	(10,776)
MSR - changes in fair value model assumptions	(11,093)	4,389	(19,149)
MSR Fair Value at end of period	$195,023	$203,788	$192,456
Summary of Mortgage Banking Revenue Operational:
Production revenue (1)	$49,587	$48,531	$41,031
MSR - Current period capitalization	25,984	29,969	28,610
MSR - Collection of expected cash flows - paydowns	(6,210)	(6,009)	(6,284)
MSR - Collection of expected cash flows - pay offs	(17,446)	(17,017)	(10,776)
Servicing income	41,428	42,624	43,563
Other revenue	(613)	(97)	384
Total operational mortgage banking revenue	$92,730	$98,001	$96,528
Fair Value:
MSR - changes in fair value model assumptions	$(11,093)	$4,389	$(19,149)
Gain (loss) on derivative contract held as an economic hedge, net	5,272	(7,909)	1,280
Changes in FV on early buy-out loans guaranteed by US Govt (HFS)	3,866	(1,268)	4,414
Total fair value mortgage banking revenue	$(1,955)	$(4,788)	$(13,455)
Total mortgage banking revenue	$90,775	$93,213	$83,073
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

Wealth management revenue increased by $1.2 million in 2025 compared to the same period in 2024 primarily due to increased asset management fees as a result of higher assets under management when compared to the same period in the prior year. Trust and asset management fees are based primarily on the market value of the assets under management or administration as well as volume of tax-deferred like-kind exchange services provided during a period.

Service charges on deposit accounts increased in 2025 compared to 2024 primarily as a result of higher fees associated with commercial account analysis fees. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

Net gains on investment securities in 2025 were primarily the result of unrealized gains on equity investment securities with a readily determinable fair value. The Company did not recognize any credit-related write-downs or other-than-temporary impairment charges within its available-for-sale or held-to-maturity investment securities portfolio in 2025 or 2024, respectively. See Note (3) “Investment Securities” to the Consolidated Financial Statements in Item 8 of this report for more information on net gains and losses on investment securities.

Fees from covered call option transactions totaled $20.7 million in 2025, compared to $10.2 million in 2024. The Company has always written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at December 31, 2025 and 2024.

Operating lease income totaled $62.3 million in 2025 compared to $58.7 million in 2024. The increase in 2025 was primarily related to growth in business from the Company’s leasing divisions.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, service charges and other fees. The decreased miscellaneous other income for 2025 compared to 2024 was primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business as well as a $4.6 million gain recognized in the second quarter of 2024 on the sale of premium finance receivables.

Non-Interest Expense

The following table presents non-interest expense by category for 2025, 2024 and 2023:

	Years ended December 31,			2025 compared to 2024		2024 compared to 2023
(Dollars in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$496,570	$465,972	$438,812	$30,598	7%	$27,160	6%
Commissions and incentive compensation	221,768	215,519	182,101	6,249	3	33,418	18
Benefits	154,954	135,617	127,100	19,337	14	8,517	7
Total salaries and employee benefits	$873,292	$817,108	$748,013	$56,184	7%	$69,095	9%
Software and equipment	142,362	122,794	104,632	19,568	16	18,162	17
Operating lease equipment	42,671	42,298	42,363	373	1	(65)	(0)
Occupancy, net	81,920	79,213	77,068	2,707	3	2,145	3
Data processing	46,522	39,736	38,800	6,786	17	936	2
Advertising and marketing	63,852	61,812	65,075	2,040	3	(3,263)	(5)
Professional fees	34,032	40,637	34,758	(6,605)	(16)	5,879	17
Amortization of other acquisition-related intangible assets	21,393	12,095	5,498	9,298	77	6,597	NM
FDIC insurance	44,376	40,962	36,728	3,414	8	4,234	12
FDIC insurance - special assessment	(499)	5,156	34,374	(5,655)	NM	(29,218)	(85)
OREO expenses, net	3,572	(408)	(1,528)	3,980	NM	1,120	(73)
Other:
Lending expenses, net of deferred origination costs	23,271	21,856	21,096	1,415	6	760	4
Travel and entertainment	25,290	23,441	21,194	1,849	8	2,247	11
Miscellaneous	109,978	96,024	84,428	13,954	15	11,596	14
Total other	$158,539	$141,321	$126,718	$17,218	12%	$14,603	12%
Total Non-Interest Expense	$1,512,032	$1,402,724	$1,312,499	$109,308	8%	$90,225	7%
 NM—Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits is the largest component of non-interest expense, accounting for 58% of the total in 2025 compared to 58% in 2024. Salaries and employee benefits increased in 2025 compared to 2024 primarily due to annual merit increases along with increased levels of health insurance claims and a full year of impact of the Macatawa acquisition.

Software and equipment expense increased in 2025 compared to 2024 primarily as a result of increased software licensing expenses as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Amortization of other-acquisition related intangible assets increased in 2025 compared to 2024. The increase was primarily due to a full-year of amortization in 2025 compared to a partial-year amortization in 2024 of the core deposit intangible associated with the Macatawa acquisition completed during the third quarter of 2024.

Total FDIC insurance expense decreased in 2025 compared to 2024 primarily due to the Company’s recognition of approximately $5.2 million in 2024 related to the FDIC special assessment on uninsured deposits in response to certain bank failures that occurred in 2023. In the fourth quarter of 2025, the FDIC announced a special assessment rate change from 3.36% to 2.97%. At that time, the Company recorded a partial reversal, of approximately $499,000, of the previously recorded special assessment.

Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs. Miscellaneous non-interest expense increased in 2025 as compared to 2024 primarily as a result of various other operational costs including an increase in interest payments made on collateral received for outstanding interest rate derivative contracts and includes approximately $7.0 million in acquisition related expenses recorded in 2025 compared to $4.3 million in 2024 related to the acquisition of Macatawa.

Income Taxes

The Company recorded income tax expense of $294.6 million in 2025 compared to $252.0 million in 2024 and $222.5 million 2023. The effective tax rates were 26.3% in 2025, 26.6% in 2024 and 26.3% in 2023. The effective tax rate in 2025 is slightly lower due to the Company’s income tax expense being impacted by an overall lower level of provision for state income taxes and higher level of pre-tax income in the most recent comparable period. Income tax expense was also impacted by the tax effects related to the issuance of shares in share-based compensation plans. These tax effects fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other share-based awards. The Company recorded a net excess tax benefit related to share-based compensation of $3.9 million in 2025, a net excess tax benefit of $4.5 million 2024, and a net excess tax benefit of $2.9 million in 2023, the majority of which were recognized in the first quarter in each year. Please refer to Note (17) “Income Taxes” to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.

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

The community banking segment’s net interest income for the year ended December 31, 2025 totaled $1.8 billion as compared to $1.5 billion for the same period in 2024, an increase of $224.8 million, or 15%. The increase in 2025 compared to 2024 was primarily attributable to increased interest and fees on loans due to loan growth and increased gain on investment securities. The community banking segment recorded a provision for credit losses of $89.1 million in 2025 compared to $88.3 million in 2024. The provision for credit losses increased in 2025 compared to 2024 primarily due to loan growth across portfolios slightly offset by improved macroeconomic forecasts. Non-interest income for the community banking segment increased $31.1 million, or 11% in 2025 when compared to 2024. The increase in non-interest income in 2025 compared to 2024 was primarily the result of increased service charges on deposit accounts and increased gain on investments. Non-interest expenses increased by $98.2 million in 2025 compared to 2024, primarily because of higher salary and benefits expense. The community banking segment’s net income for the year ended December 31, 2025 totaled $576.7 million, an increase of $118.0 million, compared to net income of $458.7 million in 2024. The increase was primarily attributable to higher net interest income offset by an increase in salary expenses in 2025, as discussed above.

The specialty finance segment’s net interest income totaled $379.4 million for the year ended December 31, 2025, compared to $356.3 million in the same period of 2024, an increase of $23.1 million, or 6%. The increase in 2025 compared to 2024 was primarily attributable to loan growth across several specialty finance portfolios. The specialty finance segment’s provision for credit losses totaled $6.5 million in 2025 compared to $12.7 million in 2024. The decrease was due to lower net charge-offs experienced in 2025. The specialty finance segment’s non-interest income increased to $129.7 million for the year ended December 31, 2025 compared to $119.3 million in 2024. Non-interest expenses increased by $15.4 million in 2025 compared to 2024, primarily because of higher salary and benefits expense as well as other segment expenses. For 2025, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 48%, 28%, 22%, and 2% respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $205.3 million and $186.3 million for the years ended December 31, 2025 and 2024, respectively.

The wealth management segment reported net interest income of $37.5 million for 2025 and $30.0 million for 2024. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.7 billion and $1.5 billion in 2025 and 2024, respectively. This segment recorded non-interest income of $154.4 million for 2025 as compared to $168.1 million for 2024. The decrease was primarily due to a $20.0 million gain recognized in the first quarter of 2024 related to the sale of the Company’s RBA division within its wealth management business. Non-interest expenses remained relatively consistent in 2025 compared to 2024. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $41.9 million for 2025 compared to $50.0 million for 2024.

Analysis of Financial Condition

Total assets were $71.1 billion at December 31, 2025, representing an increase of $6.3 billion, or 10%, when compared to December 31, 2024. Total funding, which includes deposits, all notes and advances, including secured borrowings and junior subordinated debentures, was $62.2 billion at December 31, 2025 and $56.8 billion at December 31, 2024. See Notes (3), (4), and (10) through (14) to the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$312,718	0%	$348,278	1%	$294,421	1%
Loans:
Commercial	16,006,489	25	14,075,830	25	12,478,768	25
Commercial real estate	13,319,196	21	12,180,253	22	10,631,288	21
Home equity	467,143	1	384,095	1	337,836	1
Residential real estate	3,841,570	6	3,044,847	5	2,497,553	5
Premium finance receivables—property & casualty	7,923,289	13	7,048,040	13	6,301,717	13
Premium finance receivables—life insurance	8,563,975	14	7,944,205	14	7,993,787	15
Other loans	130,534	0	88,175	0	83,523	0
Total loans, net of unearned income (1)	$50,252,196	80%	$44,765,445	80%	$40,324,472	80%
Liquidity management assets (2)	12,691,373	20	10,761,682	19	9,546,195	19
Other earning assets (3)	3,240	0	17,113	0	17,129	0
Total average earning assets	$63,259,527	100%	$55,892,518	100%	$50,182,217	100%
Total average assets	$66,954,172		$59,416,909		$53,529,506
Total average earning assets to total average assets		94%		94%		94%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Total average earning assets increased $7.4 billion, or 13%, in 2025. Average earning assets comprised 94% of average total assets in 2025 compared to 94% in 2024.

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $312.7 million in 2025, compared to $348.3 million in 2024. These balances represent mortgage loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $50.3 billion and increased $5.5 billion, or 12%, in 2025. Average commercial loans totaled $16.0 billion in 2025, and increased $1.9 billion, or 14%, over the average balance in 2024. Average commercial real estate loans totaled $13.3 billion in 2025, increasing $1.1 billion, or 9%, since 2024. Combined, these categories comprised 58% and 59% of the average loan portfolio in 2025 and 2024, respectively. The growth realized in these categories for 2025 is primarily attributable to increased business development efforts during the period.

Home equity loans averaged $467.1 million in 2025, and increased $83.0 million, or 22%, when compared to the average balance in 2024. Unused commitments on home equity lines of credit totaled $1.0 billion at December 31, 2025 and $999.1 million at December 31, 2024. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $3.8 billion in 2025, and increased $796.7 million, or 26%, from the average balance in 2024. The increase in average balance was partially due to the Company originating, through Wintrust Mortgage, more loans which were retained in the banks’ portfolios rather than being sold into the secondary market.

Average premium finance receivables totaled $16.5 billion in 2025, and accounted for 33% of the Company’s average total loans. In 2025, average premium finance receivables increased $1.5 billion, or 10%, compared to 2024. The increase during 2025 was the result of effective marketing and customer servicing as well as continued originations within the portfolio due to hardening insurance market conditions driving a higher average size of new property and casualty insurance premium finance receivables. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 48% and 52%, respectively, of the average total balance of premium finance receivables for the year-ended 2025, and 47% and 53%, respectively, for the year-ended 2024. Approximately $21.8 billion of premium finance receivables were originated in 2025 compared to approximately $20.0 billion in 2024.

Other loans represent a wide variety of personal and consumer loans to individuals. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral.

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short-term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 20% and 19% of total average earning assets in 2025 and 2024, respectively. Average liquidity management assets increased $1.9 billion in 2025 compared to 2024. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. The Company will continue to prudently evaluate and utilize liquidity sources as needed, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

Other earning assets. For the periods presented prior to the brokerage service outsourcing to LPL, other earning assets included brokerage customer receivables and trading account securities. In the normal course of business, Wintrust Investments activities involved the execution, settlement, and financing of various securities transactions. Wintrust Investments customer securities activities were transacted on either a cash or margin basis. In margin transactions, Wintrust Investments, under an agreement with the out-sourced securities firm, extended credit to its customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, Wintrust Investments executed and the out-sourced firm cleared customer transactions relating to the sale of securities not yet purchased, substantially all of which were transacted on a margin basis subject to individual exchange regulations.

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

The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2025, and 2024:

(In thousands)	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$6,999	$7,035	$37,858	$37,907
U.S. government agencies	50,000	47,471	50,000	44,945
Municipal	162,373	162,166	188,405	184,593
Corporate notes:
Financial issuers	79,000	76,296	83,997	80,169
Other	1,000	999	1,000	993
Mortgage-backed: (1)
Residential mortgage-backed securities	5,533,710	5,156,683	4,106,641	3,553,638
Commercial (multi-family) mortgage-backed securities	280,969	276,553	19,064	18,332
Collateralized mortgage obligations	521,430	509,060	238,574	220,905
Total available-for-sale securities	$6,635,481	$6,236,263	$4,725,539	$4,141,482
Held-to-maturity securities
U.S. government agencies	$313,541	$256,272	$313,539	$244,412
Municipal	144,192	142,631	161,016	155,969
Mortgage-backed: (1)
Residential mortgage-backed securities	2,667,371	2,183,750	2,864,927	2,259,913
Commercial (multi-family) mortgage-backed securities	6,293	6,273	6,364	6,112
Collateralized mortgage obligations	177,671	161,518	211,023	189,155
Corporate notes	35,097	34,703	56,851	54,989
Total held-to-maturity securities	$3,344,165	$2,785,147	$3,613,720	$2,910,550
Less: Allowance for credit losses	(260)		(457)
Held-to-maturity securities, net of allowance for credit losses	$3,343,905		$3,613,263
Equity securities with readily determinable fair value	$61,211	$63,770	$220,758	$215,412
(1)None of our mortgage-backed securities are subprime.

Tables presenting the carrying amounts and gross unrealized gains and losses for securities at December 31, 2025 and 2024 are included by reference to Note (3) “Investment Securities” to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.
The following table presents the carrying value of the investment securities portfolios as of December 31, 2025, by maturity distribution. Carrying value represents the fair value of investment securities classified as available-for-sale, the amortized cost of those classified as held-to-maturity and the fair value of equity securities with readily determinable fair values.

(In thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$7,035	$—	$—	$—	$—	$—	$7,035
U.S. government agencies	—	—	39,369	8,102	—	—	47,471
Municipal	39,881	71,443	33,687	17,155	—	—	162,166
Corporate notes:
Financial issuers	—	69,680	6,616	—	—	—	76,296
Other	999	—	—	—	—	—	999
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	5,156,683	—	5,156,683
Commercial (multi-family) mortgage-backed securities	—	—	—	—	276,553	—	276,553
Collateralized mortgage obligations	—	—	—	—	509,060	—	509,060
Total available-for-sale securities	$47,915	$141,123	$79,672	$25,257	$5,942,296	$—	$6,236,263
Held-to-maturity securities
U.S. government agencies	$703	$1,008	$25,000	$286,830	$—	$—	$313,541
Municipal	16,203	75,444	37,222	15,323	—	—	144,192
Corporate notes:
Financial issuers	30,124	—	4,973	—	—	—	35,097
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	2,667,371	—	2,667,371
Commercial (multi-family) mortgage-backed securities	—	—	—	—	6,293	—	6,293
Collateralized mortgage obligations	—	—	—	—	177,671	—	177,671
Total held-to-maturity securities	$47,030	$76,452	$67,195	$302,153	$2,851,335	$—	$3,344,165
Less: Allowance for credit losses							(260)
Held-to-maturity securities, net of allowance for credit losses							$3,343,905
Equity securities with readily determinable fair value	$—	$—	$—	$—	$—	$63,770	$63,770
 (1) None of our mortgage-backed securities are subprime.

The weighted average yield calculated based on amortized cost for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2025:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	4.45%	—%	—%	—%	—%	—%	4.45%
U.S. government agencies	—	—	4.00	2.87	—	—	3.81
Municipal	3.98	4.30	4.75	4.84	—	—	4.37
Corporate notes:
Financial issuers	—	4.12	3.14	—	—	—	4.04
Other	4.40	—	—	—	—	—	4.40
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	4.05	—	4.05
Commercial (multi-family) mortgage-backed securities	—	—	—	—	6.37	—	6.37
Collateralized mortgage obligations	—	—	—	—	4.84	—	4.84
Total available-for-sale securities	4.06%	4.21%	4.25%	4.21%	4.23%	—%	4.23%
Held-to-maturity securities
U.S. government agencies	2.43%	2.62%	2.68%	2.86%	—%	—%	2.84%
Municipal	4.11	4.26	4.30	4.31	—	—	4.26
Corporate notes:
Financial issuers	1.74	—	5.10	—	—	—	2.22
Mortgage-backed: (1)
Residential mortgage-backed securities	—	—	—	—	2.42	—	2.42
Commercial (multi-family) mortgage-backed securities	—	—	—	—	3.96	—	3.96
Collateralized mortgage obligations	—	—	—	—	3.61	—	3.61
Total held-to-maturity securities	2.57%	4.23%	3.76%	2.93%	2.50%	—%	2.61%
Equity securities with readily determinable fair value	—%	—%	—%	—%	—%	0.78%	0.78%
(1) None of our mortgage-backed securities are subprime.

Credit Quality

Commercial and Commercial Real Estate Loan Portfolios

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios as of December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
	Balance	% of Total Balance	Allowance For Credit Losses Allocation	Balance	% of Total Balance	Allowance For Credit Losses Allocation
Commercial:
Commercial, industrial and other	$17,044,686	55.0%	$178,545	$15,574,551	54.7%	$175,837
Commercial Real Estate:
Construction and development	$2,409,582	7.8%	$93,106	$2,434,081	8.5%	$87,236
Non-construction	11,531,154	37.2	153,827	10,469,863	36.8	135,620
Total commercial real estate	$13,940,736	45.0%	$246,933	$12,903,944	45.3%	$222,856
Total commercial and commercial real estate	$30,985,422	100.0%	$425,478	$28,478,495	100.0%	$398,693
Commercial real estate—collateral location by state:
Illinois	$7,136,432	51.2%		$7,043,810	54.6%
Michigan	892,121	6.4		877,058	6.8
Wisconsin	877,352	6.3		918,976	7.1
Total primary markets	$8,905,905	63.9%		$8,839,844	68.5%
Florida	507,216	3.6%		$434,078	3.4%
Indiana	497,943	3.6%		447,768	3.5%
Texas	386,111	2.8%		327,660	2.5%
Georgia	345,946	2.5%		233,774	1.8%
California	328,781	2.4%		260,037	2.0%
Colorado	294,182	2.1%		249,070	1.9%
Arizona	279,448	2.0%		217,595	1.7%
Tennessee	265,602	1.9%		290,391	2.3%
Ohio	241,100	1.7%		235,257	1.8%
Other	1,888,502	13.5%		1,368,470	10.6%
Total	$13,940,736	100.0%		$12,903,944	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the portfolio, our allowance for credit losses in our commercial loan portfolio increased to $178.5 million as of December 31, 2025 compared to $175.8 million as of December 31, 2024.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area, southern Wisconsin, and west Michigan, 63.9% of our commercial real estate loan portfolio is located in this region as of December 31, 2025. We have been able to effectively manage our total non-performing commercial real estate loans. As of December 31, 2025, our allowance for credit losses related to this portfolio was $246.9 million compared to $222.9 million as of December 31, 2024. The increase in the allowance for credit losses is primarily due to growth in the portfolio coupled with the impact on the Company’s loan loss modeling from macroeconomic conditions and expectations between the two reporting dates related to the Commercial Real Estate Price Index. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	December 31, 2025					December 31, 2024
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$1,626	$53,127	$54,753	1%	$526	$2,252	$46,365	$48,617	0%	$423
Commercial construction	196,280	1,816,964	2,013,244	14	5,199	197,184	1,868,591	2,065,775	16	4,661
Land	7,047	334,538	341,585	2	2,009	5,554	314,135	319,689	2	1,827
Office	283,658	1,404,956	1,688,614	12	1,563	286,041	1,370,068	1,656,109	13	1,489
Industrial	988,581	2,179,187	3,167,768	23	2,079	956,972	1,671,604	2,628,576	21	1,786
Retail	343,728	1,092,524	1,436,252	10	1,239	349,183	1,025,472	1,374,655	11	1,156
Multi-family	91,937	3,353,570	3,445,507	25	1,509	95,855	3,029,650	3,125,505	24	1,315
Mixed use and other	605,609	1,187,404	1,793,013	13	1,291	586,970	1,098,048	1,685,018	13	1,210
Total commercial real estate	$2,518,466	$11,422,270	$13,940,736	100%	$1,722	$2,480,011	$10,423,933	$12,903,944	100%	$1,559

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

Residential real estate. The Company’s residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. As of December 31, 2025, our residential loan portfolio totaled $4.3 billion, or 8% of our total outstanding loans.

Our adjustable rate mortgages are often non-agency conforming. These loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2025, excluding early buyout loans guaranteed by U.S. government agencies, $32.9 million of our residential real estate mortgages, or 0.8% of our residential real estate loan portfolio were classified as nonaccrual, no balances were 90 or more days past due and still accruing, $32.5 million were 30 to 89 days past due or 0.8% and $4.1 billion were current or 98.4%. We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, for which we receive fee income. The Company also selectively retains certain of these loans within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2025 and 2024 was $12.6 billion and $12.4 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The GNMA optional repurchase programs allow financial institutions acting as servicers to buyout individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC 860, “Transfers and Servicing,” this early buyout option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans at fair value, regardless of whether the Company intends to exercise the early buyout option. These rebooked loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. When the early buyout option on these rebooked GNMA loans is exercised, the repurchased loans continue to be carried at fair value. Additionally, such loans typically transfer to mortgage loans held-for-sale at the time of early buyout as the Company’s intent is to cure and resell such loans subsequent to repurchase from GNMA. If such intent to cure and resell changes subsequent to early buyout, the Company reclassifies such loans as held-for-investment. Early buyout loan classified as held-for-investment totaled $145.8 million at December 31, 2025 compared to $156.8 million at December 31, 2024. Such loans consist of both the rebooked GNMA loans and the early buyout exercised loans classified as held-for-investment discussed above. Rebooked GNMA loans held-for-investment amounted to $84.7 million at December 31, 2025, compared to $115.0 million at December 31, 2024. The decrease in balance from December 31, 2024 to December 31, 2025 was the result of more frequent exercising of the early buyout option by the Company, at which time, the loans are transferred from held-for-investment to mortgages held-for-sale. As of December 31, 2025, early buyout exercised loans held-for-investment totaled $61.1 million compared to $41.8 million as of December 31, 2024. At December 31, 2025 and 2024, early buyout exercised mortgage loans held-for-sale decreased slightly and totaled $123.6 million and $141.5 million, respectively.

It is not the Company’s current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2025, none of our mortgage loans consist of interest-only loans.

Premium finance receivables — property & casualty. FIRST Insurance Funding and FIFC Canada originated approximately $19.9 billion in property and casualty insurance premium finance receivables during 2025 as compared to approximately $18.4 billion in 2024. FIRST Insurance Funding and FIFC Canada makes loans to finance insurance premiums related to property and casualty insurance policies. The loans are indirectly originated by working through independent insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of fraud. The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Premium finance receivables — life insurance. Wintrust Life Finance originated approximately $1.9 billion in life insurance premium finance receivables in 2025 as compared to $1.7 billion in 2024. The Company continues to experience a high level of competition and pricing pressure within the current market. These loans are originated via referrals from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Foreign. The Company had approximately $875.4 million of loans to businesses with operations in foreign countries as of December 31, 2025 compared to $824.4 million at December 31, 2024. This balance as of December 31, 2025 consists of loans originated by FIFC Canada.

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had limited concentrations of loans exceeding 10% of total loans at December 31, 2025, including the specialty finance operating segment, which are diversified throughout the United States and Canada.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at December 31, 2025 by date at which the loans reprice or mature, and the type of rate exposure:

(In thousands)	One year or less	From one to five years	From five to fifteen years	After fifteen years	Total
Commercial
Fixed rate	$560,803	$3,901,475	$2,191,712	$18,490	$6,672,480
Variable rate	10,371,538	668	—	—	10,372,206
Total commercial	$10,932,341	$3,902,143	$2,191,712	$18,490	$17,044,686
Commercial real estate
Fixed rate	$836,428	$2,659,163	$364,215	$76,892	$3,936,698
Variable rate	9,992,879	11,094	65	—	10,004,038
Total commercial real estate	$10,829,307	$2,670,257	$364,280	$76,892	$13,940,736
Home equity
Fixed rate	$9,300	$685	$—	$11	$9,996
Variable rate	470,529	—	—	—	470,529
Total home equity	$479,829	$685	$—	$11	$480,525
Residential real estate
Fixed rate	$18,384	$4,719	$67,647	$1,057,910	$1,148,660
Variable rate	110,906	747,277	2,310,389	—	3,168,572
Total residential real estate	$129,290	$751,996	$2,378,036	$1,057,910	$4,317,232
Premium finance receivables - property & casualty
Fixed rate	$8,067,517	$115,899	$—	$—	$8,183,416
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$8,067,517	$115,899	$—	$—	$8,183,416
Premium finance receivables - life insurance
Fixed rate	$163,653	$116,520	$—	$—	$280,173
Variable rate	8,743,469	—	—	—	8,743,469
Total premium finance receivables - life insurance	$8,907,122	$116,520	$—	$—	$9,023,642
Consumer and other
Fixed rate	$27,834	$8,571	$934	$849	$38,188
Variable rate	76,676	—	—	—	76,676
Total consumer and other	$104,510	$8,571	$934	$849	$114,864

Total per category
Fixed rate	$9,683,919	$6,807,032	$2,624,508	$1,154,152	$20,269,611
Variable rate	29,765,997	759,039	2,310,454	—	32,835,490
Total loans, net of unearned income	$39,449,916	$7,566,071	$4,934,962	$1,154,152	$53,105,101
Less: Existing cash flow hedging derivatives (1)	(6,150,000)
Total loans repricing or maturing in one year or less, adjusted for cash flow hedging activity	$33,299,916

Variable Rate Loan Pricing by Index:
SOFR tenors (2)					$21,157,533
12- month CMT (3)					7,652,077
Prime					3,021,831
Fed Funds					684,626
Other U.S. Treasury tenors					182,079
Other					137,344
Total variable rate					$32,835,490
(1)Excludes cash flow hedges with future effective starting dates and those that have matured as of December 31, 2025. The $6.15 billion of cash flow hedging derivatives includes receive fixed swaps, collars and floors of which $5.2 billion were impacting the cash flows of loans indexed to one-month SOFR as of December 31, 2025.
(2)SOFR - Secured Overnight Financing Rate.
(3)CMT - Constant Maturity Treasury Rate.

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

1 Rating	—	Minimal Risk (Loss Potential — none or extremely low) (Superior asset quality, excellent liquidity, minimal leverage)

2 Rating	—	Modest Risk (Loss Potential demonstrably low) (Very good asset quality and liquidity, strong leverage capacity)

3 Rating	—	Average Risk (Loss Potential low but no longer refutable) (Mostly satisfactory asset quality and liquidity, good leverage capacity)

4 Rating	—	Above Average Risk (Loss Potential variable, but some potential for deterioration) (Acceptable asset quality, little excess liquidity, modest leverage capacity)

5 Rating	—	Management Attention Risk (Loss Potential moderate if corrective action not taken) (Generally acceptable asset quality, somewhat strained liquidity, minimal leverage capacity, minimum for most commercial real estate construction loans)

6 Rating	—	Special Mention (Loss Potential moderate if corrective action not taken) (Assets in this category are currently protected, potentially weak, but not to the point of substandard classification)

7 Rating	—	Substandard Accrual (Loss Potential distinct possibility that the bank may sustain some loss, but no discernible impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

8 Rating	—	Substandard Non-accrual (Loss Potential well documented probability of loss, including potential impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

9 Rating	—	Doubtful (Loss Potential extremely high) (These assets have all the weaknesses in those classified “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly improbable)

10 Rating	—	Loss (fully charged off) (Loans in this category are considered fully uncollectible.)

Generally, each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including: a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The specialty lending areas of the organization rating processes may differ in the way a risk rating is assigned, which may include automated triggers based on delinquency and other factors, however the same rating scale is applied. The Company maintains an internal loan review function to independently review a portion of the loan portfolio to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago and the OCC, and are also reviewed by our internal loan review staff and our internal audit staff.

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

Through the credit risk rating process, such loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status or a charge-off. If the Company determines that a loan amount or portion thereof is uncollectible, the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

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

(Dollars in thousands)	2025	2024	2023	2022	2021
Loans past due greater than 90 days and still accruing(2):
Commercial	$—	$104	$98	$462	$15
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Residential real estate	—	—	—	—	—
Premium finance receivables – property & casualty	19,115	16,031	20,135	15,841	7,210
Premium finance receivables – life insurance	—	—	—	17,245	7
Consumer and other	42	47	54	49	137
Total loans past due greater than 90 days and still accruing	$19,157	$16,182	$20,287	$33,597	$7,369
Non-accrual loans(3):
Commercial	$78,059	$73,490	$38,940	$35,579	$20,399
Commercial real estate	25,147	21,042	35,459	6,387	21,746
Home equity	1,221	1,117	1,341	1,487	2,574
Residential real estate	32,862	23,762	15,391	10,171	16,440
Premium finance receivables – property & casualty	29,354	28,797	27,590	13,470	5,433
Premium finance receivables – life insurance	—	6,431	—	—	—
Consumer and other	8	2	22	6	477
Total non-accrual loans	$166,651	$154,641	$118,743	$67,100	$67,069
Total non-performing loans:
Commercial	$78,059	$73,594	$39,038	$36,041	$20,414
Commercial real estate	25,147	21,042	35,459	6,387	21,746
Home equity	1,221	1,117	1,341	1,487	2,574
Residential real estate	32,862	23,762	15,391	10,171	16,440
Premium finance receivables – property & casualty	48,469	44,828	47,725	29,311	12,643
Premium finance receivables – life insurance	—	6,431	—	17,245	7
Consumer and other	50	49	76	55	614
Total non-performing loans	$185,808	$170,823	$139,030	$100,697	$74,438
Other real estate owned	20,839	23,116	13,309	8,589	1,959
Other real estate owned – from acquisitions	—	—	—	1,311	2,312
Total non-performing assets	$206,647	$193,939	$152,339	$110,597	$78,709
Accruing TDRs not included within non-performing assets	N/A	N/A	N/A	$36,620	$37,486
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.46%	0.47%	0.30%	0.29%	0.17%
Commercial real estate	0.18	0.16	0.31	0.06	0.24
Home equity	0.25	0.25	0.39	0.45	0.77
Residential real estate	0.76	0.66	0.56	0.43	1.00
Premium finance receivables – property & casualty	0.59	0.62	0.69	0.50	0.26
Premium finance receivables – life insurance	—	0.08	—	0.21	0.00
Consumer and other	0.04	0.05	0.13	0.11	2.54
Total non-performing loans	0.35%	0.36%	0.33%	0.26%	0.21%
Total non-performing assets as a percentage of total assets	0.29%	0.30%	0.27%	0.21%	0.16%
Total non-accrual loans as a percentage of total loans	0.31%	0.32%	0.28%	0.17%	0.19%
Allowance for loan and unfunded lending-related commitment losses as a percentage of nonaccrual loans	276.15%	282.33%	359.82%	532.71%	446.78%
(1)Excludes early buy-out loans guaranteed by U.S. government agencies. Early buy-out loans are insured or guaranteed by the FHA or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.
(2)As of December 31,2022, no TDRs were past due greater than 90 days and still accruing interest. As of December 31, 2021, approximately $320,000 of TDRs were past due and greater than 90 days and still accruing interest.
(3)Non-accrual loans included TDRs totaling $4.5 million and $11.8 million as of December 31, 2022, and 2021, respectively.

At this time, management believes reserves are appropriate to absorb losses that are expected upon the ultimate resolution of these credits. Management will continue to actively review and monitor its loan portfolios, in an effort to identify problem credits in a timely manner.

Loan Portfolio Aging

As of December 31, 2025, $94.8 million, or 0.2% of all loans, excluding early buy-out loans guaranteed by U.S. government agencies, were 60 to 89 days (or two payments) past due and $264.7 million, or 0.5%, were 30 to 59 days (or one payment) past due. As of December 31, 2024, $164.4 million, or 0.3%, of all loans, excluding early buy-out loans guaranteed by U.S. government agencies were 60 to 89 days (or two payments) past due and $249.9 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2025 that are current with regard to the contractual terms of the loan agreement represent 98.9% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at December 31, 2025 that are current with regards to the contractual terms of the loan agreements comprise 98.4% of these residential real estate loans outstanding.

For more information regarding delinquent loans as of December 31, 2025, see Note (5) “Allowance for Credit Losses” in Item 8.

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

(In thousands)	2025	2024
Balance at beginning of period	$170,823	$139,030
Additions from becoming non-performing in the respective period	157,375	150,784
Additions from assets acquired in the respective period	—	189
Return to performing status	(14,439)	(2,872)
Payments received	(63,353)	(41,060)
Transfers to OREO or other assets	(2,881)	(29,903)
Charge-offs, net	(58,858)	(49,306)
Net change for premium finance receivables	(2,859)	3,961
Balance at period end	$185,808	$170,823

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

The following table sets forth the allocation of the allowance for credit losses by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2025		December 31, 2024		December 31, 2023		December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for credit losses allocation:
Commercial	$178,545	32%	$175,837	32%	$169,604	30%	$142,769	32%	$119,307	34%
Commercial real-estate	246,933	27	222,856	27	223,853	27	184,352	25	144,583	26
Home equity	10,402	1	8,943	1	7,116	1	7,573	1	10,699	1
Residential real-estate	12,519	8	10,335	8	13,133	7	11,585	6	8,782	5
Premium finance receivables – property & casualty	10,226	15	17,111	15	12,384	16	9,967	15	15,246	14
Premium finance receivables – life insurance	785	17	709	17	685	19	704	21	613	20
Consumer and other	795	0	812	0	490	0	498	0	423	0
Total allowance for credit losses	$460,205	100%	$436,603	100%	$427,265	100%	$357,448	100%	$299,653	100%
Allowance category as a percent of total allowance for credit losses:
Commercial	39%		41%		40%		40%		40%
Commercial real-estate	54		51		52		52		48
Home equity	2		2		2		2		4
Residential real-estate	3		2		3		3		3
Premium finance receivables—property & casualty	2		4		3		3		5
Premium finance receivables—life insurance	0		0		0		0		0
Consumer and other	0		0		0		0		0
Total allowance for credit losses	100%		100%		100%		100%		100%

Management determined that the allowance for credit losses was appropriate at December 31, 2025, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the last five fiscal years.

(Dollars in thousands)	2025	2024	2023	2022	2021
Allowance for credit losses at beginning of year	$436,603	$427,265	$357,448	$299,653	$379,910
Cumulative effect adjustment from the adoption of ASU 2016-13	—	—	741	—	—
Provision for credit losses - Other	95,750	85,390	114,531	78,179	(59,280)
Provision for credit losses - Day 1 on non-PCD assets acquired during the period	—	15,547	—	—	—
Initial allowance for credit losses recognized on PCD assets acquired during the period	—	3,004	—	—	470
Other adjustments	167	(207)	47	(108)	3
Charge-offs:
Commercial	50,361	48,864	15,713	14,141	20,801
Commercial real estate	11,934	22,127	15,228	1,379	3,293
Home equity	138	74	227	432	336
Residential real estate	26	175	192	471	1,082
Premium finance receivables – property & casualty	28,674	37,515	21,684	14,240	9,020
Premium finance receivables – life insurance	30	4	173	35	—
Consumer and other	703	587	595	1,081	487
Total charge-offs	$91,866	$109,346	$53,812	$31,779	$35,019
Recoveries:
Commercial	5,080	2,853	2,651	4,748	2,559
Commercial real estate	267	323	460	701	1,304
Home equity	378	359	139	319	1,203
Residential real estate	140	15	21	77	330
Premium finance receivables – property & casualty	13,556	11,259	4,930	5,522	7,989
Premium finance receivables – life insurance	—	54	16	—	—
Consumer and other	130	87	93	136	184
Total recoveries	$19,551	$14,950	$8,310	$11,503	$13,569
Net charge-offs	$(72,315)	$(94,396)	$(45,502)	$(20,276)	$(21,450)
Allowance for credit losses at year end	$460,205	$436,603	$427,265	$357,448	$299,653
Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.28%	0.33%	0.10%	0.08%	0.16%
Commercial real estate	0.09	0.18	0.14	0.01	0.02
Home equity	(0.05)	(0.07)	0.03	0.03	(0.23)
Residential real estate	(0.00)	0.01	0.01	0.02	0.05
Premium finance receivables – property & casualty	0.19	0.37	0.27	0.16	0.02
Premium finance receivables – life insurance	0.00	(0.00)	0.00	0.00	—
Consumer and other	0.44	0.57	0.60	1.22	0.66
Total loans, net of unearned income	0.14%	0.21%	0.11%	0.06%	0.06%
Year-end total loans	$53,105,101	$48,055,037	$42,131,831	$39,196,485	$34,789,104
Allowance for loan losses as a percentage of loans at end of year	0.71%	0.76%	0.82%	0.69%	0.71%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at end of year	0.87	0.91	1.01	0.91	0.86
PCD-Purchased credit deteriorated.

The allowance for credit losses, as related to loans and lending-related commitments, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for unfunded commitment losses. A separate allowance for held-to-maturity securities losses is measured related to such debt securities portfolio. Our allowance for unfunded commitment losses is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $80.9 million as of December 31, 2025 compared to $72.6 million as of December 31, 2024.

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

	Years Ended
(In thousands)	December 31,	December 31,
	2025	2024
Balance at beginning of period	$23,116	$13,309
Disposal/resolved	(2,141)	(20,026)
Transfers in at fair value, less costs to sell	2,532	30,040
Fair value adjustments	(2,668)	(207)
Balance at period end	$20,839	$23,116

	Period End
(In thousands)	December 31,	December 31,
	2025	2024
Residential real estate	$—	$—
Commercial real estate	20,839	23,116
Total	$20,839	$23,116

Deposits and Other Funding Sources

Total deposits at December 31, 2025, were $57.7 billion, increasing $5.2 billion, or 10%, compared to the $52.5 billion at December 31, 2024. Average deposit balances in 2025 were $54.3 billion, reflecting an increase of $6.5 billion, or 14%, compared to the average balances in 2024.

The increase in year end and average deposits in 2025 over 2024 is primarily attributable to the Company's increased marketing efforts during 2025 to retain and attract deposits to support continued loan growth and due to the diversity of our deposit base. Average non-interest bearing deposits increased $600.8 million, or 6% in 2025 compared to 2024, with period end balances ending at 20% of total deposits at December 31, 2025, compared to 22% at December 31, 2024.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$10,812,877	20%	$10,212,088	22%	$11,018,596	25%
NOW and interest-bearing demand deposits	6,323,704	12	5,360,630	11	5,626,277	13
Wealth management deposits	1,665,152	3	1,458,404	3	1,730,523	4
Money market accounts	18,927,479	35	15,946,363	33	13,665,248	32
Savings accounts	6,650,054	12	6,015,085	13	5,299,205	12
Time certificates of deposit	9,906,063	18	8,753,848	18	5,952,537	14
Total average deposits	$54,285,329	100%	$47,746,418	100%	$43,292,386	100%

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

The Company had approximately $20.5 billion of uninsured deposits as of December 31, 2025, of which $3.1 billion were fully collateralized deposits. The net position of $17.4 billion of uninsured and uncollateralized deposits represents approximately 30% of total deposits as of December 31, 2025. The Company had total liquidity sources, including cash and collateralized funding sources of $21.4 billion or approximately 123% of uninsured and uncollateralized deposits as of December 31, 2025.

The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2025		2024
	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total
Federal Home Loan Bank advances	$3,164,460	74%	$3,042,052	72%
Subordinated notes	298,441	7	360,802	8

Notes payable	126,953	3	160,396	4
Short-term borrowings	—	—	6,207	0
Secured borrowings	401,723	9	379,194	9
Other	55,861	1	58,071	1
Total other borrowings	584,537	13	603,868	14

Junior subordinated debentures	253,566	6	253,566	6
Total other funding sources	$4,301,004	100%	$4,260,288	100%

FHLB advances provide the banks with access to fixed-rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed-rate loans or securities. FHLB advances to the banks outstanding balance totaled $3.5 billion at December 31, 2025 and $3.2 billion at December 31, 2024. See Note (11) “Federal Home Loan Bank Advances” to the Consolidated Financial Statements in Item 8 for further discussion of the terms of these advances.

Notes payable balances represent the balances on a credit agreement (as amended, the “Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consists of a $200.0 million term loan facility and a $100.0 million revolving credit facility. As of December 31, 2025, there was no outstanding principal balance under the term loan facility and no outstanding principal balance under the revolving credit facility. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of notes payable.

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, FIFC Canada, sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these secured borrowings under this agreement. At December 31, 2025 and 2024, the translated balance of the secured borrowings totaled $408.0 million and $323.2 million, respectively.

Other borrowings at December 31, 2025 represent a promissory note (“Promissory Note”) issued by the Company in June 2017. Amendments to the Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to a floating rate equal to 1-month CME Term SOFR plus a spread of 1.40%, and extended the maturity date to March 31, 2028. The Promissory Note relates to and is secured by three office buildings owned by the Company. At December 31, 2025 and 2024, the Promissory Note had a balance of $55.9 million and $57.1 million, respectively. See Note (13) “Other Borrowings” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

At December 31, 2025 and 2024, subordinated notes totaled $298.6 million and $298.3 million, respectively. During 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. In the second quarter of 2024, the Company repaid the $140.0 million of subordinated notes issued in 2014. The notes had a stated interest rate of 5.00% and matured in June 2024. See Note (12) “Subordinated Notes” to the Consolidated Financial Statements in Item 8 for further discussion.

The Company had $253.6 million of junior subordinated debentures outstanding as of December 31, 2025 and 2024. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note (14) “Junior Subordinated Debentures” to the Consolidated Financial Statements in Item 8 for further discussion of the Company’s junior subordinated debentures. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company’s Tier 2 regulatory capital as of December 31, 2025.

Shareholders’ Equity. Total shareholders’ equity was $7.3 billion at December 31, 2025, an increase of $914.4 million from the December 31, 2024 total of $6.3 billion. The increase in 2025 was primarily a result of net income of $823.8 million and other comprehensive income of $212.6 million. These increases to total shareholders’ equity were partially offset by common stock dividends of $133.8 million and preferred stock dividends of $35.6 million. See Note (23) “Shareholders’ Equity” to the Consolidated Financial Statements in Item 8 for further discussion of shareholders’ equity.

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

The following table summarizes the capital guidelines for bank holding companies as of December 31, 2025, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2025, 2024 and 2023:

	Minimum Ratios	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized Ratios (2)	2025	2024	2023
Tier 1 Leverage Ratio	4.0%	N/A	N/A	9.6%	9.4%	9.3%
Risk-based capital ratios:
Tier 1 Capital Ratio	6.0	8.50	6.0	11.0	10.7	10.3
Common Equity Tier 1 Capital Ratio	4.5	7.00	N/A	10.3	9.9	9.4
Total Capital Ratio	8.0	10.50	10.0	12.4	12.3	12.1
Other ratios:
Total average equity to total average assets	N/A	N/A	N/A	10.3	9.8	9.4
Dividend payout ratio	N/A	N/A	N/A	17.5	17.5	16.7
(1)Reflects the Capital Conservation Buffer of 2.50%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 Capital Ratio and Tier 1 Leverage Ratio requirements to this standard. As a result, the Common Equity Tier 1 Capital Ratio and Tier 1 Leverage Ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard.

As reflected in the table, each of the Company’s capital ratios at December 31, 2025, exceeded the well-capitalized ratios established by the Federal Reserve. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies. Refer to Note (19) “Regulatory Matters” to the Consolidated Financial Statements in Item 8 for further information on the capital positions of the banks.

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

In January, April, July, and October of 2024, Wintrust declared a quarterly cash dividend of $0.41 per share and $429.69 per share of Series D and Series E Preferred Stock, respectively.

In January and April of 2025, Wintrust declared cash dividends aggregating $0.82 per share and $859.38 per share of Series D and Series E Preferred Stock, respectively. In connection with the redemption of the Series D and Series E Preferred Stock, no further dividends were declared on these series following their redemption. In July and October of 2025, Wintrust declared cash dividends aggregating $1,274.22 per share of Series F Preferred Stock.

The payment of common stock dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company’s Series F Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term credit facilities. Under the terms of these separate revolving and term credit facilities, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2025, Wintrust declared a quarterly cash dividend of $0.50 per common share. In January, April, July and October of 2024, Wintrust declared a quarterly cash dividend of $0.45 per common share. In January of 2026, Wintrust declared a quarterly cash dividend of $0.55 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2025, 2024 and 2023, the subsidiaries paid $600.0 million, $475.0 million and $360.0 million, respectively, in dividends to the Company. As of December 31, 2025, subject to minimum capital requirements at the banks, approximately $929.8 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

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

In accordance with the liquidity management noted above, deposit growth and increases in borrowings from various sources have resulted in accumulating liquidity assets in recent periods. In 2025, we managed our liquid assets to ensure that we have the balance sheet strength to serve our clients. As a result, the Company believes that it has sufficient funds and access to funds to meet its working capital and other needs. The Company will continue to prudently evaluate liquidity sources, including the management of availability with the FHLB and FRB and utilization of the revolving credit facility with unaffiliated banks.

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

	December 31,
(Dollars in thousands)	2025	2024	2023	2022	2021
Total deposits	$57,717,191	$52,512,349	$45,397,170	$42,902,544	$42,095,585
Brokered Deposits (1)	4,123,822	3,598,102	4,216,718	3,174,093	1,591,083
Brokered deposits as a percentage of total deposits (1)	7.1%	6.9%	9.3%	7.4%	3.8%
(1)Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The Company’s banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2025 and 2024, the banks had approximately $8.6 billion, and $6.9 billion of securities collateralizing public deposits and other liquidity sources.

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

The Company’s other purchase obligations relate to certain contractual cash obligations for acquisition-related contingent costs, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities. In 2025, the Company continued to significantly invest in technology, including enhancements to our customer’s digital experience, and it is subject to additional contractual purchase obligations in furtherance of these efforts.

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

Commitments. The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2025. Further information on these commitments is included in Note (20) “Commitments and Contingencies” of the Consolidated Financial Statements in Item 8 of this report.

(In thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$6,096,180	$3,988,466	$1,435,087	$321,991	$11,841,724
Residential real estate	423,608	—	—	—	423,608
Revolving home equity lines of credit	1,023,921	—	—	—	1,023,921
Letters of credit	411,264	49,377	59,287	235	520,163
Commitments to sell mortgage loans	413,183	—	—	—	413,183

Our remaining commitment to fund community investments totaled $160.7 million, which includes future cash outlays for the construction and development of properties for low-income housing, support for small businesses, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the commitments table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At December 31, 2025, the liability for estimated losses on repurchase and indemnification was approximately $578,000 and was included in other liabilities on the balance sheet.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points as compared to projected net interest income in a scenario with no assumed rate changes. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenario at December 31, 2025 and December 31, 2024 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2025	(1.6)%	(0.5)%	(0.5)%	(0.8)%
December 31, 2024	(1.6)	(0.6)	(0.3)	(1.5)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2025	(0.0)%	0.1%	(0.1)%	(0.2)%
December 31, 2024	(0.2)	(0.0)	0.0	(0.3)

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

As shown above, at December 31, 2025, the magnitude of potential changes in net interest income in various interest rate scenarios has continued to remain relatively neutral. Management has taken action to reposition its sensitivity to interest rates to stabilize net interest margin following the rise in short term interest rates in 2022 and 2023. To this end, management has executed various derivative instruments including collars, floors and receive-fixed swaps to hedge variable-rate loan exposures. The Company will continue to monitor current and projected interest rates and may execute additional derivatives to mitigate potential fluctuations in the net interest margin in future periods.

During 2025 and 2024, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed-rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2025 or 2024. See Note (21) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s fees from covered call options for the twelve months ended December 31, 2025 and December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Allowance for credit losses
Description of the Matter
At December 31, 2025, the Company’s loan portfolio totaled $53.1 billion, and the associated allowance for credit losses (ACL) was $460.2 million. As more fully described in Notes (1) and (5) to the consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual term of the loan. The ACL is measured on a collective or pooled basis when assets share the same risk characteristics or on an individual basis when assets do not share similar risk characteristics. For assets measured on a collective basis, the Company applies modeling methodologies that utilize the Company’s historical loss experience to estimate lifetime credit loss rates on each pool, including methodologies estimating the probability of default and loss given default on specific segments. The historical credit loss experience utilized in the ACL models is adjusted for the Company’s reasonable and supportable economic forecasts. The modeled results are then adjusted for certain qualitative factors. For assets measured on an individual basis, the Company measures the expected losses primarily based on the estimated collateral value.

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

Chicago, Illinois
February 26, 2026

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except shares and per share amounts)	2025	2024
Assets
Cash and due from banks	$467,874	$452,017
Federal funds sold and securities purchased under resale agreements	64	6,519
Interest-bearing deposits with banks	3,180,553	4,409,753
Available-for-sale securities, at fair value	6,236,263	4,141,482
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $260 and $457 at December 31, 2025 and December 31, 2024, respectively ($2.8 billion and $2.9 billion fair value at December 31, 2025 and December 31, 2024, respectively)	3,343,905	3,613,263
Trading account securities	—	4,072
Equity securities with readily determinable fair value	63,770	215,412
Federal Home Loan Bank and Federal Reserve Bank stock	291,881	281,407
Brokerage customer receivables	—	18,102
Mortgage loans held-for-sale, at fair value	340,745	331,261
Loans, net of unearned income	53,105,101	48,055,037
Allowance for loan losses	(379,283)	(364,017)
Net loans	52,725,818	47,691,020
Premises, software and equipment, net	781,611	779,130
Lease investments, net	360,646	278,264
Accrued interest receivable and other assets	1,617,682	1,739,334
Receivable on unsettled securities sales	835,275	—
Goodwill	797,960	796,942
Other acquisition-related intangible assets	97,999	121,690
Total assets	$71,142,046	$64,879,668

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$11,423,701	$11,410,018
Interest-bearing	46,293,490	41,102,331
Total deposits	57,717,191	52,512,349
Federal Home Loan Bank advances	3,451,309	3,151,309
Other borrowings	477,966	534,803
Subordinated notes	298,636	298,283
Junior subordinated debentures	253,566	253,566
Accrued interest payable and other liabilities	1,684,663	1,785,061
Total liabilities	63,883,331	58,535,371
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; no shares issued and outstanding at December 31, 2025 and 5,000,000 shares issued and outstanding at December 31, 2024	—	125,000
Series E - $25,000 liquidation value; no shares issued and outstanding at December 31, 2025 and 11,500 shares issued and outstanding at December 31, 2024	—	287,500
Series F - $25,000 liquidation value; 17,000 shares issued and outstanding at December 31, 2025 and no shares issued and outstanding at December 31, 2024	425,000	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2025 and December 31, 2024; 67,062,182 shares issued at December 31, 2025 and 66,560,182 shares issued at December 31, 2024	67,062	66,560
Surplus	2,534,024	2,482,561
Treasury stock, at cost, 87,269 shares at December 31, 2025 and 64,955 shares at December 31, 2024	(9,156)	(6,153)
Retained earnings	4,537,539	3,897,164
Accumulated other comprehensive loss	(295,754)	(508,335)
Total shareholders’ equity	7,258,715	6,344,297
Total liabilities and shareholders’ equity	$71,142,046	$64,879,668

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Interest income
Interest and fees on loans	$3,220,993	$3,043,354	$2,540,952
Mortgage loans held-for-sale	19,482	21,436	16,791
Interest-bearing deposits with banks	133,265	115,253	78,978
Federal funds sold and securities purchased under resale agreements	607	366	1,806
Investment securities	331,956	276,115	238,587
Trading account securities	11	48	41
Federal Home Loan Bank and Federal Reserve Bank stock	21,641	20,060	14,912
Brokerage customer receivables	78	965	1,047
Total interest income	3,728,033	3,477,597	2,893,114
Interest expense
Interest on deposits	1,341,727	1,343,642	906,470
Interest on Federal Home Loan Bank advances	103,580	99,149	72,286
Interest on other borrowings	26,592	34,480	35,280
Interest on subordinated notes	14,903	18,117	22,024
Interest on junior subordinated debentures	17,179	19,674	19,190
Total interest expense	1,503,981	1,515,062	1,055,250
Net interest income	2,224,052	1,962,535	1,837,864
Provision for credit losses	95,553	101,047	114,390
Net interest income after provision for credit losses	2,128,499	1,861,488	1,723,474
Non-interest income
Wealth management	147,416	146,227	130,607
Mortgage banking	90,775	93,213	83,073
Service charges on deposit accounts	79,091	65,651	55,250
Gains (losses) on investment securities, net	8,323	(2,602)	1,525
Fees from covered call options	20,681	10,196	21,863
Trading gains, net	2	504	1,142
Operating lease income, net	62,284	58,710	53,298
Other	93,368	116,426	87,348
Total non-interest income	501,940	488,325	434,106
Non-interest expense
Salaries and employee benefits	873,292	817,108	748,013
Software and equipment	142,362	122,794	104,632
Operating lease equipment	42,671	42,298	42,363
Occupancy, net	81,920	79,213	77,068
Data processing	46,522	39,736	38,800
Advertising and marketing	63,852	61,812	65,075
Professional fees	34,032	40,637	34,758
Amortization of other acquisition-related intangible assets	21,393	12,095	5,498
FDIC insurance	43,877	46,118	71,102
OREO expense, net	3,572	(408)	(1,528)
Other	158,539	141,321	126,718
Total non-interest expense	1,512,032	1,402,724	1,312,499
Income before taxes	1,118,407	947,089	845,081
Income tax expense	294,563	252,044	222,455
Net income	$823,844	$695,045	$622,626
Preferred stock dividends	35,644	27,964	27,964
Preferred stock redemption	14,046	—	—
Net income applicable to common shares	$774,154	$667,081	$594,662
Net income per common share—Basic	$11.57	$10.47	$9.72
Net income per common share—Diluted	$11.40	$10.31	$9.58
Cash dividends declared per common share	$2.00	$1.80	$1.60
Weighted average common shares outstanding	66,896	63,685	61,149
Dilutive potential common shares	998	1,016	938
Average common shares and dilutive common shares	67,894	64,701	62,087
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2025	2024	2023
Net income	$823,844	$695,045	$622,626
Unrealized gains (losses) on available-for-sale securities
Before tax	184,999	(105,922)	50,669
Tax effect	(48,100)	28,019	(14,455)
Net of tax	136,899	(77,903)	36,214
Reclassification of net gains on available-for-sale securities included in net income
Before tax	159	1,236	951
Tax effect	(41)	(321)	(252)
Net of tax	118	915	699
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	40	89	212
Tax effect	(10)	(24)	(57)
Net of tax	30	65	155
Net unrealized gains (losses) on available-for-sale securities	136,751	(78,883)	35,360
Unrealized gains (losses) on derivative instruments
Before tax	82,620	(59,046)	33,512
Tax effect	(21,481)	15,770	(8,844)
Net unrealized gains (losses) on derivative instruments	61,139	(43,276)	24,668
Foreign currency translation adjustment
Before tax	17,902	(30,518)	7,788
Tax effect	(3,211)	5,573	(1,411)
Net foreign currency translation adjustment	14,691	(24,945)	6,377
Total other comprehensive income (loss)	212,581	(147,104)	66,405
Comprehensive income	$1,036,425	$547,941	$689,031
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at December 31, 2022	$412,500	$60,797	$1,902,474	$(304)	$2,849,007	$(427,636)	$4,796,838
Cumulative effect adjustment from the adoption of ASU 2022-02 (TDR), net of tax	—	—	—	—	(544)	—	(544)
Net income	—	—	—	—	622,626	—	622,626
Other comprehensive income, net of tax	—	—	—	—	—	66,405	66,405
Cash dividends declared on common stock, $1.60 per share	—	—	—	—	(97,726)	—	(97,726)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,964)	—	(27,964)
Stock-based compensation	—	—	33,495	—	—	—	33,495
Common stock issued for:
Exercise of stock options	—	56	2,186	—	—	—	2,242
Restricted stock awards	—	307	(307)	(1,913)	—	—	(1,913)
Employee stock purchase plan	—	46	3,283	—	—	—	3,329
Director compensation plan	—	63	2,675	—	—	—	2,738
Balance at December 31, 2023	$412,500	$61,269	$1,943,806	$(2,217)	$3,345,399	$(361,231)	$5,399,526
Net income	—	—	—	—	695,045	—	695,045
Other comprehensive loss, net of tax	—	—	—	—	—	(147,104)	(147,104)
Cash dividends declared on common stock, $1.80 per share	—	—	—	—	(115,316)	—	(115,316)
Dividends on Series D preferred stock, $1.64 per share and Series E preferred stock, $1,718.76 per share	—	—	—	—	(27,964)	—	(27,964)
Stock-based compensation	—	—	38,108	—	—	—	38,108
Common stock issued for:
Acquisition of Macatawa Bank Corporation	—	4,702	494,537	—	—	—	499,239
Exercise of stock options	—	2	84	—	—	—	86
Restricted stock awards	—	537	(532)	(3,936)	—	—	(3,931)
Employee stock purchase plan	—	35	3,312	—	—	—	3,347
Director compensation plan	—	15	3,246	—	—	—	3,261
Balance at December 31, 2024	$412,500	$66,560	$2,482,561	$(6,153)	$3,897,164	$(508,335)	$6,344,297
Net income	—	—	—	—	823,844	—	823,844
Other comprehensive income, net of tax	—	—	—	—	—	212,581	212,581
Cash dividends declared on common stock, $2.00 per share	—	—	—	—	(133,779)	—	(133,779)
Dividends on Series D preferred stock, $0.82 per share, Series E preferred stock, $859.38 per share and Series F preferred stock, $1,274.22 per share	—	—	—	—	(35,644)	—	(35,644)
Redemption of Series D and Series E preferred stock	(412,500)	—	14,046	—	(14,046)	—	(412,500)
Issuance of Series F preferred stock	425,000	—	(10,852)	—	—	—	414,148
Stock-based compensation	—	—	41,551	—	—	—	41,551
Common stock issued for:
Exercise of stock options	—	5	215	—	—	—	220
Restricted stock awards	—	448	(448)	(3,003)	—	—	(3,003)
Employee stock purchase plan	—	30	3,489	—	—	—	3,519
Director compensation plan	—	19	3,462	—	—	—	3,481
Balance at December 31, 2025	$425,000	$67,062	$2,534,024	$(9,156)	$4,537,539	$(295,754)	$7,258,715
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024	2023
Operating Activities:
Net income	$823,844	$695,045	$622,626
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	95,553	101,047	114,390
Depreciation, amortization and accretion, net	118,778	100,079	84,764
Deferred income tax expense (benefit)	44,841	11,011	(19,707)
Stock-based compensation expense	41,551	38,108	33,495
(Accretion) amortization of premium on securities, net	(10,587)	(2,133)	1,236
Accretion of discount and deferred fees on loans, net	(19,744)	(18,984)	(16,943)
Mortgage servicing rights fair value changes	34,749	18,637	36,209
Non-designated derivatives fair value changes, net	(6,140)	61,035	(3,048)
Originations and purchases of mortgage loans held-for-sale	(2,582,585)	(2,624,914)	(1,962,205)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(34,218)	(23,197)	(25,954)
Proceeds from sales of mortgage loans held-for-sale	2,585,949	2,609,248	1,963,214
Bank owned life insurance (“BOLI”) gains	(6,559)	(5,755)	(4,575)
Decrease (increase) in trading securities, net	4,072	635	(3,580)
Decrease (increase) in brokerage customer receivables, net	18,102	(7,510)	5,795
Gains on mortgage loans sold	(65,291)	(46,430)	(37,738)
Gains on premium financing receivables sold	—	(4,575)	(890)
(Gains) losses on investment securities, net, and dividend reinvestment on equity securities	(8,323)	2,602	(1,525)
Losses on sales of premises and equipment, net	438	336	1,290
Losses (gains) on sales and fair value adjustments of other real estate owned, net	2,578	(1,951)	(1,656)
Increase in accrued interest receivable and other assets, net	(68,987)	(131,429)	(205,428)
(Decrease) increase in accrued interest payable and other liabilities, net	(57,673)	(49,348)	164,606
Net Cash Provided by Operating Activities	910,348	721,557	744,376
Investing Activities:
Proceeds from calls and sales of available-for-sale securities	1,687,876	1,769,854	1,881,410
Proceeds from payments and maturities of available-for-sale securities	640,943	588,664	384,769
Proceeds from payments, maturities and calls of held-to-maturity securities	268,825	242,427	191,421
Proceeds from sales of equity securities with readily determinable fair value	226,542	51,792	23,592
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,421	2,226	67
Purchases of available-for-sale securities	(5,062,590)	(1,748,535)	(2,244,564)
Purchases of held-to-maturity securities	—	—	(408,917)
Purchases of equity securities with readily determinable fair value	(63,413)	(125,573)	(47,454)
Purchases of equity securities without readily determinable fair value	(1,752)	(6,933)	(10,450)
(Purchases) redemptions of FHLB and FRB stock, net	(10,474)	(76,404)	19,756
(Contributions to) distributions from investments in partnerships, net	(10,853)	2,763	7,476
Net cash received (paid) in business combinations	—	531,308	(5,147)
Proceeds from sales of premium financing receivables, net	—	627,450	405,560
Proceeds from sale of other real estate owned	2,141	20,026	5,051
Decrease (increase) in interest-bearing deposits with banks, net	1,238,103	(2,334,423)	(91,251)
Increase in loans, net	(5,035,792)	(5,405,340)	(3,303,303)
Redemption of BOLI	351	367	574
Purchases of premises and equipment, net	(49,951)	(86,032)	(46,406)
Net Cash Used for Investing Activities	(6,168,623)	(5,946,363)	(3,237,816)
Financing Activities:
Increase in deposit accounts, net	5,204,842	4,805,004	2,494,619
(Decrease) increase in other borrowings, net	(73,607)	(83,674)	40,670
Increase in Federal Home Loan Bank advances, net	300,000	825,238	10,000
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(6,168)	(57)
Proceeds from the issuance of preferred stock, net	414,148	—	—
Repayment of subordinated notes	—	(140,000)	—
Redemption of preferred stock	(412,500)	—	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and director compensation plan	7,220	6,694	8,309
Common stock repurchases for tax withholdings related to stock-based compensation	(3,003)	(3,936)	(1,913)
Dividends paid	(169,423)	(143,280)	(125,690)
Net Cash Provided by Financing Activities	5,267,677	5,259,878	2,425,938
Net Increase (Decrease) in Cash and Cash Equivalents	9,402	35,072	(67,502)
Cash and Cash Equivalents at Beginning of Period	458,536	423,464	490,966
Cash and Cash Equivalents at End of Period	$467,938	$458,536	$423,464
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,489,462	$1,517,813	$1,026,311
Income taxes, net	222,412	252,851	231,653
Business combinations:
Fair value of assets acquired, including cash and cash equivalents	—	2,611,601	23,669
Value ascribed to goodwill and other intangible assets	—	252,983	8,822
Fair value of liabilities assumed	—	2,365,345	12,468
Non-cash activities
Transfer to other real estate owned from loans	2,532	30,040	8,564
Common stock issued for acquisitions	—	499,239	—
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

Cash Equivalents

For purposes of the consolidated statements of cash flows, Wintrust considers cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less, to be cash equivalents. There were no securities sold under agreements to repurchase with original maturities of three months or less at December 31, 2025.

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

FHLB and Federal Reserve Bank (“FRB”) Stock

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

Brokerage Customer Receivables

For the periods presented prior to the brokerage service outsourcing in the first quarter of 2025, the Company, under an agreement with an out-sourced securities clearing firm, extended credit to its brokerage customers to finance their purchases of securities on margin. The Company received income from interest charged on such extensions of credit. Brokerage customer receivables represented amounts due on margin balances. Securities owned by customers were held as collateral for these receivables.

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

Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual principal or interest obligations, or where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection. Cash receipts on non-accrual loans are generally applied to the principal balance until the remaining balance is considered collectible, at which time interest income may be recognized when received. Recognition of interest income on purchased credit deteriorated (“PCD”) loans is considered at the individual asset level following the Company’s accrual policies, instead of based upon the entire pool of loans.

Allowance for Credit Losses

In accordance with ASC 326, “Financial Instruments – Credit Losses” (“ASC 326”), the Company measures the allowance for credit losses at the time of origination or purchase of a financial asset, representing an estimate of lifetime expected credit losses on the related asset. Financial assets include assets measured under the amortized cost basis, including loans, net investments in leases recognized by a lessor, held-to-maturity debt securities and PCD assets at the time of and subsequent to acquisition, and off-balance-sheet credit exposures considered not unconditionally cancellable. In addition to financial assets measured at amortized cost, credit losses related to available-for-sale debt securities are recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. The Company elects the collateral maintenance practical expedient under ASC 326 and applies this approach to securities purchased under resale agreements and brokerage customer receivables. In accordance with contractual terms, these assets require underlying collateral to be monitored continuously and replenished when collateral is less than required levels. The Company measures an allowance for credit losses if the carrying balance of such assets exceeds the amount of underlying collateral.

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

Mortgage Servicing Rights (“MSRs”)

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

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets in the Consolidated Statements of Condition. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for credit losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount, limited to the initial fair value recorded at the date of transfer, and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2025 and 2024, other real estate owned totaled $20.8 million and $23.1 million, respectively.

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

Bank-Owned Life Insurance (“BOLI”)

The Company maintains BOLI on certain individuals. BOLI balances are recorded at their cash surrender values and are included in other assets in the Consolidated Statements of Condition. Changes in the cash surrender values are included in non-interest income. At December 31, 2025 and 2024, BOLI totaled $223.7 million and $219.5 million, respectively.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Formal documentation of the relationship between a derivative instrument and a hedged asset or liability, as well as the risk-management objective and strategy for undertaking each hedge transaction and an assessment of effectiveness, is required at inception to apply hedge accounting. Formal documentation of ongoing effectiveness testing (e.g., regression analysis) is required to maintain hedge accounting for the majority of hedges executed. For hedges that are assessed for effectiveness using the shortcut method, the hedges are deemed perfectly effective at inception, and do not require ongoing effectiveness testing.

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

Cash flow hedges are accounted for by recording the changes in the fair value of the derivative instrument on the Statement of Condition as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of deferred taxes. Amounts are reclassified from accumulated other comprehensive income to either interest expense or interest income in the period or periods the hedged forecasted transaction affects earnings.

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

Commitments to fund mortgage loans (i.e., interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives and are not designated in hedging relationships. Fair values of these mortgage derivatives are estimated primarily based on changes in mortgage rates from the date of the commitments. Changes in the fair values of these derivatives are included in mortgage banking revenue.

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

The Company has elected to apply the deferral method for acquired investments that generate investment tax credits (“ITCs”). This includes solar tax credit investments. Under this approach, the ITCs are recorded as an offset to the related investment on the balance sheet, with credit amounts being recognized in earnings over the life of the investment within the same income or expense accounts as used for the investment.

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

Accounting Pronouncements and Other Regulatory Rules Newly Adopted

Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to enhance the transparency and decision usefulness of income tax disclosures. This ASU requires annually that all entities disclose increasingly disaggregated information on amount of income taxes paid. Further, this ASU requires annually that all public entities must disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a specific quantitative threshold. The Company adopted ASU No. 2023-09 as of January 1, 2025 on a retrospective basis. Refer to Note (17) “Income Taxes” for further information regarding the adoption of this standard.

Compensation – Scope Application of Profits Interest and Similar Awards

In March 2024, the FASB issued ASU No. 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” which clarifies the guidance by providing an illustrative example to demonstrate how an entity should apply the scope guidance in Topic 718 when determining whether profits interest and similar awards should be accounted for in accordance with Topic 718. The Company adopted ASU No. 2024-01 as of January 1, 2025. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Credit Losses - Purchased Loans

In November 2025, the FASB issued ASU No. 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” which expands the population of acquired financial assets subject to the gross-up approach under Topic 326. Loans—excluding credit cards—acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. This guidance is effective for fiscal years beginning after December 15, 2026, including interim periods therein, and should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Hedge Accounting Improvements

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” which clarifies certain aspects of the guidance on hedge accounting and addresses several incremental hedge accounting issues arising from the global reference rate reform initiative. For public business entities, this guidance is effective for fiscal years beginning after December 15, 2026, including interim periods therein, and should be applied on a prospective basis for all hedging relationships. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Interim Reporting Scope Improvements

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” which clarifies interim disclosure requirements and the applicability of Topic 270, resulting in a comprehensive list of interim disclosures required by GAAP. For public business entities, this guidance is effective for fiscal years beginning after December 15, 2027, including interim periods therein, and can be applied either on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Investment Securities

A summary of the available-for-sale and held-to-maturity investment securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2025 and 2024 is as follows:

	December 31, 2025				December 31, 2024
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$6,999	$36	$—	$7,035	$37,858	$49	$—	$37,907
U.S. government agencies	50,000	—	(2,529)	47,471	50,000	—	(5,055)	44,945
Municipal	162,373	1,643	(1,850)	162,166	188,405	528	(4,340)	184,593
Corporate notes:
Financial issuers	79,000	—	(2,704)	76,296	83,997	—	(3,828)	80,169
Other	1,000	—	(1)	999	1,000	—	(7)	993
Mortgage-backed: (1)
Residential mortgage-backed securities	5,533,710	25,926	(402,953)	5,156,683	4,106,641	284	(553,287)	3,553,638
Commercial (multi-family) mortgage-baked securities	280,969	570	(4,986)	276,553	19,064	23	(755)	18,332
Collateralized mortgage obligations	521,430	2,305	(14,675)	509,060	238,574	1,187	(18,856)	220,905
Total available-for-sale securities	$6,635,481	$30,480	$(429,698)	$6,236,263	$4,725,539	$2,071	$(586,128)	$4,141,482
Held-to-maturity securities
U.S. government agencies	$313,541	$—	$(57,269)	$256,272	$313,539	$—	$(69,127)	$244,412
Municipal	144,192	451	(2,012)	142,631	161,016	243	(5,290)	155,969
Mortgage-backed: (1)
Residential mortgage-backed securities	2,667,371	7,503	(491,124)	2,183,750	2,864,927	—	(605,014)	2,259,913
Commercial (multi-family) mortgage-backed securities	6,293	72	(92)	6,273	6,364	—	(252)	6,112
Collateralized mortgage obligations	177,671	836	(16,989)	161,518	211,023	815	(22,683)	189,155
Corporate notes	35,097	2	(396)	34,703	56,851	8	(1,870)	54,989
Total held-to-maturity securities	$3,344,165	$8,864	$(567,882)	$2,785,147	$3,613,720	$1,066	$(704,236)	$2,910,550
Less: Allowance for credit losses	(260)				(457)
Held-to-maturity securities, net of allowance for credit losses	$3,343,905				$3,613,263
Equity securities with readily determinable fair value	$61,211	$6,318	$(3,759)	$63,770	$220,758	$2,905	$(8,251)	$215,412
(1)None of our mortgage-backed securities are subprime.

Equity securities without readily determinable fair values totaled $68.5 million as of December 31, 2025 and $65.1 million as of December 31, 2024. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. The Company recorded no upward adjustment and a downward adjustment of $20,000 related to such observable price changes in 2025. The Company recorded no adjustments related to such observable price changes in 2024. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such equity securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the years ended December 31, 2025 and December 31, 2024, the Company recorded $2.1 million and $3.7 million, respectively, of impairment of equity securities without readily determinable fair values.

The following tables present the portion of the Company’s available-for-sale investment securities portfolios which had gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024, respectively:

As of December 31, 2025	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. government agencies	$—	$—	$47,471	$(2,529)	$47,471	$(2,529)
Municipal	36,516	(142)	37,288	(1,708)	73,804	(1,850)
Corporate notes:
Financial issuers	—	—	76,296	(2,704)	76,296	(2,704)
Other	999	(1)	—	—	999	(1)
Mortgage-backed: (1)
Residential mortgage-backed securities	378,503	(5,976)	2,145,980	(396,977)	2,524,483	(402,953)
Commercial (multi-family) mortgage backed securities	215,561	(4,420)	6,094	(566)	221,655	(4,986)
Collateralized mortgage obligations	91,601	(123)	63,696	(14,552)	155,297	(14,675)
Total available-for-sale securities	$723,180	$(10,662)	$2,376,825	$(419,036)	$3,100,005	$(429,698)
(1)None of our mortgage-backed securities are subprime.

As of December 31, 2024	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. government agencies	$44,945	$(5,055)	$—	$—	$44,945	$(5,055)
Municipal	52,344	(3,536)	83,517	(804)	135,861	(4,340)
Corporate notes:
Financial issuers	80,169	(3,828)	—	—	80,169	(3,828)
Other	993	(7)	—	—	993	(7)
Mortgage-backed: (1)
Mortgage-backed securities	2,212,780	(519,164)	1,327,534	(34,123)	3,540,314	(553,287)
Commercial (multi-family) mortgage backed securities	3,134	(390)	12,204	(365)	15,338	(755)
Collateralized mortgage obligations	65,874	(18,841)	7,428	(15)	73,302	(18,856)
Total available-for-sale securities	$2,460,239	$(550,821)	$1,430,683	$(35,307)	$3,890,922	$(586,128)
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

The Company does not consider available-for-sale securities with unrealized losses at December 31, 2025 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at December 31, 2025 were primarily mortgage-backed securities with unrealized losses due to increased market rates subsequent to the date the securities were purchased.

See Note (5) “Allowance for Credit Losses” for further discussion regarding any credit losses associated with held-to-maturity securities at December 31, 2025.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Realized gains on investment securities	$5,852	$2,704	$1,136
Realized losses on investment securities	(3,316)	(276)	(71)
Net realized gains on investment securities	2,536	2,428	1,065

Unrealized gains on equity securities with readily determinable fair value	9,510	4,451	5,428
Unrealized losses on equity securities with readily determinable fair value	(1,605)	(5,751)	(4,280)
Net unrealized gains (losses) on equity securities with readily determinable fair value	7,905	(1,300)	1,148

Downward adjustments of equity securities without readily determinable fair values	(20)	—	—
Impairment of equity securities without readily determinable fair values	(2,098)	(3,730)	(688)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(2,118)	(3,730)	(688)
Gains (losses) on investment securities, net	$8,323	$(2,602)	$1,525

Proceeds from sales of equity securities with readily determinable fair value	$226,542	$51,792	$23,592
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,421	2,226	67

Net gains/losses on investment securities resulted in income tax expense (benefit) of $2.2 million, $(676,520) and $403,000 in 2025, 2024 and 2023, respectively.

The amortized cost and fair value of investment securities as of December 31, 2025 and December 31, 2024, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$47,978	$47,915	$89,578	$89,392
Due in one to five years	143,352	141,123	157,883	153,325
Due in five to ten years	80,561	79,672	89,125	84,240
Due after ten years	27,481	25,257	24,674	21,650
Mortgage-backed	6,336,109	5,942,296	4,364,279	3,792,875
Total available-for-sale securities	$6,635,481	$6,236,263	$4,725,539	$4,141,482
Held-to-maturity securities
Due in one year or less	$47,030	$46,630	$18,929	$18,658
Due in one to five years	76,452	76,366	110,897	108,056
Due in five to ten years	67,195	63,882	71,846	70,277
Due after ten years	302,153	246,728	329,734	258,379
Mortgage-backed	2,851,335	2,351,541	3,082,314	2,455,180
Total held-to-maturity securities	$3,344,165	$2,785,147	$3,613,720	$2,910,550
Less: Allowance for credit losses	(260)		(457)
Held-to-maturity securities, net of allowance for credit losses	$3,343,905		$3,613,263

At December 31, 2025 and December 31, 2024, securities having a carrying value of $8.6 billion and $6.9 billion, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances, FRB discount window, securities sold under repurchase agreements, and derivatives. At December 31, 2025, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Balance:
Commercial	$17,044,686	$15,574,551
Commercial real estate	13,940,736	12,903,944
Home equity	480,525	445,028
Residential real estate	4,317,232	3,612,765
Premium finance receivables—property & casualty	8,183,416	7,272,042
Premium finance receivables—life insurance	9,023,642	8,147,145
Consumer and other	114,864	99,562
Total loans, net of unearned income	$53,105,101	$48,055,037
Mix:
Commercial	32%	32%
Commercial real estate	26	27
Home equity	1	1
Residential real estate	8	8
Premium finance receivables—property & casualty	16	15
Premium finance receivables—life insurance	17	17
Consumer and other	0	0
Total loans, net of unearned income	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $268.6 million and $267.7 million at December 31, 2025 and 2024, respectively.

Total loans, excluding PCD loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $77.9 million at December 31, 2025 and $78.2 million at December 31, 2024.

Certain real estate loans, including mortgage loans held-for-sale, commercial, consumer, and home equity loans with balances totaling approximately $28.3 billion and $23.7 billion at December 31, 2025 and 2024, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2025, approximately $16.0 billion of these pledged loans are included in a pledge of qualifying loans to the FHLB. The remaining $12.3 billion of pledged loans was used to secure potential borrowings at the FRB discount window. At December 31, 2025 and 2024, the banks had outstanding borrowings of $3.5 billion and $3.2 billion from the FHLB in connection with these collateral arrangements. See Note (11) “Federal Home Loan Bank Advances” for a summary of these borrowings.

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

Residential real estate loans, including early buy-out loans guaranteed by U.S. government agencies: The Company’s residential real estate portfolio includes one- to four-family adjustable rate mortgages, construction loans to individuals and bridge financing loans for qualifying customers as well as certain long-term fixed rate loans. The Company’s residential mortgages relate to properties located principally in the Chicago metropolitan area, California, southern Wisconsin, Florida and west Michigan. Due to interest rate risk considerations, the Company generally sells in the secondary market loans originated with long-term fixed rates, for which we receive fee income. The Company also selectively retains certain of these loans within the banks’ own loan portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. Since this loan portfolio consists primarily of locally originated loans, and since the majority of the borrowers are longer-term customers with lower LTV ratios, the Company may face a relatively low risk of borrower default and delinquency. Collateral dependent residential real estate loans that are individually assessed when measuring the allowance for credit losses are primarily collateralized by such one-to-four family properties noted above. It is not the Company’s current practice to underwrite, and there are no plans to underwrite subprime, Alt A, no or little documentation loans, or option ARM loans.

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

Premium finance receivable-property & casualty: The Company makes loans to finance insurance premiums related to property and casualty insurance policies. The loans are indirectly originated by working through independent insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of fraud.

Premium finance receivable-life insurance: The Company also originates life insurance premium finance receivables. These loans are originated via referrals from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, the Company may make a loan that has a partially unsecured position.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such, accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company’s financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company’s Consolidated Statements of Condition and totaled $312.2 million at December 31, 2025 and $332.8 million at December 31, 2024.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at December 31, 2025 and 2024.

As of December 31, 2025 (In thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (includes PCD):
Commercial	$78,059	$—	$22,952	$90,205	$16,853,470	$17,044,686
Commercial real estate:
Construction and development	2,976	—	1,260	13,456	2,391,890	2,409,582
Non-construction	22,171	—	18,269	52,145	11,438,569	11,531,154
Home equity	1,221	—	1,112	2,818	475,374	480,525
Residential real estate loans, excluding early buy-out loans	32,862	—	7,562	24,908	4,106,107	4,171,439
Premium finance receivables—property & casualty	29,354	19,115	29,294	57,685	8,047,968	8,183,416
Premium finance receivables—life insurance	—	—	13,887	22,806	8,986,949	9,023,642
Consumer and other	8	42	466	643	113,705	114,864
Total loans, net of unearned income, excluding early buy-out loans	$166,651	$19,157	$94,802	$264,666	$52,414,032	$52,959,308
Early buy-out loans guaranteed by U.S. government agencies (1)	—	53,848	204	1,316	90,425	145,793
Total loans, net of unearned income	$166,651	$73,005	$95,006	$265,982	$52,504,457	$53,105,101

As of December 31, 2024 (In thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances (includes PCD):
Commercial	$73,490	$104	$54,844	$92,551	$15,353,562	$15,574,551
Commercial real estate
Construction and development	2,282	—	1,339	4,634	2,425,826	2,434,081
Non-construction	18,760	—	9,182	26,132	10,415,789	10,469,863
Home equity	1,117	—	1,233	2,148	440,530	445,028
Residential real estate loans, excluding early buy-out loans	23,762	—	5,708	18,917	3,407,622	3,456,009
Premium finance receivables—property & casualty	28,797	16,031	19,042	68,219	7,139,953	7,272,042
Premium finance receivables—life insurance	6,431	—	72,963	36,405	8,031,346	8,147,145
Consumer and other	2	47	59	882	98,572	99,562
Total loans, net of unearned income, excluding early buy-out loans	$154,641	$16,182	$164,370	$249,888	$47,313,200	$47,898,281
Early buy-out loans guaranteed by U.S. government agencies (1)	—	33,952	618	2,335	119,851	156,756
Total loans, net of unearned income	$154,641	$50,134	$164,988	$252,223	$47,433,051	$48,055,037
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

Through the credit risk rating process, such loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status or a charge-off. If the Company determines that a loan amount or portion thereof is uncollectible, the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at December 31, 2025:

As of December 31, 2025	Year of Origination							Revolving	Total
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial, industrial and other
Pass	$3,720,058	$2,692,642	$1,604,743	$1,059,564	$775,585	$1,086,890	$5,557,016	$43,490	$16,539,988
Special mention	31,571	31,629	34,593	12,766	11,067	34,746	120,913	767	278,052
Substandard accrual	7,477	23,517	25,706	21,069	20,639	3,322	45,083	1,774	148,587
Substandard nonaccrual/doubtful	5,006	6,635	6,196	28,155	25,238	3,101	2,094	1,634	78,059
Total commercial, industrial and other	$3,764,112	$2,754,423	$1,671,238	$1,121,554	$832,529	$1,128,059	$5,725,106	$47,665	$17,044,686
Construction and development
Pass	$360,765	$603,682	$520,694	$524,644	$28,674	$104,220	$13,947	$824	$2,157,450
Special mention	—	—	49,398	131,923	—	15,736	—	—	197,057
Substandard accrual	—	—	13,748	18,996	—	15,382	3,973	—	52,099
Substandard nonaccrual/doubtful	—	—	750	1,321	—	905	—	—	2,976
Total construction and development	$360,765	$603,682	$584,590	$676,884	$28,674	$136,243	$17,920	$824	$2,409,582
Non-construction
Pass	$2,279,126	$1,341,928	$1,207,171	$1,741,249	$1,261,008	$3,104,804	$202,614	$1,947	$11,139,847
Special mention	2,059	841	62,563	56,882	6,109	45,720	1,414	—	175,588
Substandard accrual	—	18,738	29,242	54,800	54,390	34,571	1,807	—	193,548
Substandard nonaccrual/doubtful	—	—	4,471	305	—	17,395	—	—	22,171
Total non-construction	$2,281,185	$1,361,507	$1,303,447	$1,853,236	$1,321,507	$3,202,490	$205,835	$1,947	$11,531,154
Home equity
Pass	$—	$223	$197	$144	$277	$13,241	$439,150	$11,928	$465,160
Special mention	—	60	100	219	—	2,190	5,941	155	8,665

Substandard accrual	—	—	15	19	91	3,051	2,268	35	5,479
Substandard nonaccrual/doubtful	—	—	—	188	129	904	—	—	1,221
Total home equity	$—	$283	$312	$570	$497	$19,386	$447,359	$12,118	$480,525
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$746	$8,415	$9,087	$7,468	$6,250	$113,827	$—	$—	$145,793
Pass	1,118,444	726,637	395,578	748,133	705,103	409,071	—	—	4,102,966
Special mention	506	2,020	6,167	5,020	3,008	7,423	—	—	24,144
Substandard accrual	28	135	813	3,821	2,806	3,864	—	—	11,467
Substandard nonaccrual/doubtful	266	3,738	6,021	9,501	5,732	7,604	—	—	32,862
Total residential real estate	$1,119,990	$740,945	$417,666	$773,943	$722,899	$541,789	$—	$—	$4,317,232
Premium finance receivables - property & casualty
Pass	$8,012,676	$22,018	$1,595	$559	$686	$—	$—	$—	$8,037,534
Special mention	102,258	1,039	19	—	—	—	—	—	103,316
Substandard accrual	12,811	399	—	1	1	—	—	—	13,212
Substandard nonaccrual/doubtful	24,836	4,499	16	2	1	—	—	—	29,354
Total premium finance receivables - property & casualty	$8,152,581	$27,955	$1,630	$562	$688	$—	$—	$—	$8,183,416
Premium finance receivables - life
Pass	$592,387	$786,884	$547,682	$767,847	$1,091,295	$5,237,547	$—	$—	$9,023,642
Special mention	—	—	—	—	—	—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$592,387	$786,884	$547,682	$767,847	$1,091,295	$5,237,547	$—	$—	$9,023,642
Consumer and other
Pass	$5,905	$2,095	$1,707	$258	$588	$24,935	$78,989	$—	$114,477
Special mention	102	15	30	82	—	108	13	—	350
Substandard accrual	2	6	—	—	—	12	9	—	29
Substandard nonaccrual/doubtful	—	8	—	—	—	—	—	—	8
Total consumer and other	$6,009	$2,124	$1,737	$340	$588	$25,055	$79,011	$—	$114,864
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$746	$8,415	$9,087	$7,468	$6,250	$113,827	$—	$—	$145,793
Pass	16,089,361	6,176,109	4,279,367	4,842,398	3,863,216	9,980,708	6,291,716	58,189	51,581,064
Special mention	136,496	35,604	152,870	206,892	20,184	105,923	128,281	922	787,172
Substandard accrual	20,318	42,795	69,524	98,706	77,927	60,202	53,140	1,809	424,421
Substandard nonaccrual/doubtful	30,108	14,880	17,454	39,472	31,100	29,909	2,094	1,634	166,651
Total loans	$16,277,029	$6,277,803	$4,528,302	$5,194,936	$3,998,677	$10,290,569	$6,475,231	$62,554	$53,105,101
Gross write offs
Three months ended December 31, 2025	$8,981	$1,616	$1,711	$2,311	$5,954	$6,503	$—	$—	$27,076
Twelve months ended December 31, 2025	17,690	16,913	6,957	10,440	20,147	19,719	—	—	91,866

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

As of December 31, 2025	Year of Origination						Total
(In thousands)	2025	2024	2023	2022	2021	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$—	$135,000	$147,830	$30,711	$313,541
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$—	$—	$—	$135,000	$147,830	$30,711	$313,541
Municipal
1-4 internal grade	$—	$—	$4,092	$1,027	$6,718	$130,468	$142,305
5-7 internal grade	—	—	—	—	—	1,887	1,887
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$—	$4,092	$1,027	$6,718	$132,355	$144,192
Mortgage-backed securities
1-4 internal grade	$—	$—	$273,577	$480,317	$2,097,441	$—	$2,851,335
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$—	$—	$273,577	$480,317	$2,097,441	$—	$2,851,335
Corporate notes
1-4 internal grade	$—	$—	$—	$4,973	$—	$30,124	$35,097
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$—	$—	$4,973	$—	$30,124	$35,097
Total held-to-maturity securities							$3,344,165
Less: Allowance for credit losses							(260)
Held-to-maturity securities, net of allowance for credit losses							$3,343,905
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

	December 31,	December 31,
(In thousands)	2025	2024
Allowance for loan losses	$379,283	$364,017
Allowance for unfunded lending-related commitments losses	80,922	72,586
Allowance for loan losses and unfunded lending-related commitments losses	460,205	436,603
Allowance for held-to-maturity securities losses	260	457
Allowance for credit losses	$460,465	$437,060

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral, adjusted for selling costs, if appropriate. Underlying collateral across the Company’s segments consist primarily of real estate, land and construction assets, as well as general business assets of the borrower. As of December 31, 2025, excluding loans carried at fair value, substandard nonaccrual loans totaling $72.9 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of the activity in the allowance for credit losses by loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses) for the years ended December 31, 2025 and 2024 is as follows:

Year Ended December 31, 2025 (In thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$175,837	$222,856	$8,943	$10,335	$17,820	$812	436,603
Other adjustments		—	—	—	167	—	167
Charge-offs	(50,361)	(11,934)	(138)	(26)	(28,704)	(703)	(91,866)
Recoveries	5,080	267	378	140	13,556	130	19,551
Provision for credit losses - other	47,989	35,744	1,219	2,070	8,172	556	95,750
Allowance for credit losses at period end	$178,545	$246,933	$10,402	$12,519	$11,011	$795	$460,205
By measurement method:
Individually evaluated for impairment	$19,054	$4,890	$—	$120		$8	$24,072
Collectively evaluated for impairment	159,491	242,043	10,402	12,399	11,011	787	436,133
Loans at period end:
Individually evaluated for impairment	$78,059	$25,147	$1,221	$32,774	$—	$8	$137,209
Collectively evaluated for impairment	16,966,627	13,915,589	479,304	4,132,868	17,207,058	114,856	52,816,302
Loans held at fair value	—	—	—	151,590	—	—	151,590

Year Ended December 31, 2024 (In thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total Loans
Allowance for credit losses at beginning of period	$169,604	$223,853	$7,116	$13,133	$13,069	$490	$427,265
Other adjustments	—	—	—	—	(207)	—	(207)
Charge-offs	(48,864)	(22,127)	(74)	(175)	(37,519)	(587)	(109,346)
Recoveries	2,853	323	359	15	11,313	87	14,950
Provision for credit losses	47,439	9,164	196	(3,337)	31,164	764	85,390
Provision for credit losses - Day 1 on non-PCD assets acquired during the period	2,967	10,540	1,344	638	—	58	15,547
Initial allowance for credit losses recognized on PCD assets acquired during the period	1,838	1,103	2	61	—	—	3,004
Allowance for loan losses at period end	$175,837	$222,856	$8,943	$10,335	$17,820	$812	436,603
By measurement method:
Individually evaluated for impairment	$27,894	$6,768	$50	$44	$—	$1	$34,757
Collectively evaluated for impairment	147,943	216,088	8,893	10,291	17,820	811	401,846
Loans at period end:
Individually evaluated for impairment	$73,490	$21,042	$1,117	$23,674	$—	$2	$119,325
Collectively evaluated for impairment	15,501,061	12,882,902	443,911	3,430,296	15,419,187	99,560	47,776,917
Loan held at fair value	—	—	—	158,795	—	—	158,795

For the year ended December 31, 2025, the Company recognized an approximately $95.8 million provision for credit losses related to loans and lending agreements. Excluding acquisitions in 2024, the increased provision compared to December 31, 2024 was primarily the result of loan growth across the various portfolios coupled with slight deterioration in the Company’s macroeconomic forecasts related to the key model input of Commercial Real Estate Price Index, partially offset by improvement in the key model input of Baa Credit Spreads. While uncertainties remain regarding expected economic performance, macroeconomic forecasts as of December 31, 2025 assume that the impact of those uncertainties is less severe compared to that assumed at December 31, 2024. Other key drivers of provision for credit losses in these portfolios include, but are not limited to, loan risk rating migration, qualitative overlays, and net charge-offs in 2025 which totaled $72.3 million.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Statements of Condition. For the years ended December 31, 2025 and December 31, 2024, the Company recognized approximately $(196,000) and $110,000, respectively, of provision for credit losses related to held-to-maturity securities. At December 31, 2025 and December 31, 2024, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At December 31, 2025, the Company had no foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $69.2 million and $38.2 million at December 31, 2025 and 2024, respectively.

The tables below presents a summary of the balance immediately following the modification of loans to borrowers experiencing financial difficulties during the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$38,113	0.5%	$14,883	$8	$501	$22,043	$678
Commercial real estate
Non-construction	358	0.0	358	—	—	—	—
Home equity	121	0.0	—	—	—	—	121
Residential real estate	1,876	0.0	568	271	—	238	799
Total loans	$40,468	0.1%	$15,809	$279	$501	$22,281	$1,598

		Weighted Average Magnitude of Modifications:
Year Ended December 31, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$38,113	13	156	3
Commercial real estate
Non-construction	358	22	—	—
Home equity	121	12	125	—
Residential real estate	1,876	49	131	483
Total loans	$40,468	17	140	8

Year Ended December 31, 2024 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$11,531	0.1%	$9,516	$9	$17	$81	$1,908
Commercial real estate
Construction and development	701	0.0	701	—	—	—	—
Non-construction	813	0.0	493	—	320	—	—
Home equity	86	0.0	86	—	—	—	—
Residential real estate	166	0.0	—	166	—	—	—
Premium finance receivables—property & casualty	1,226	0.0	96	1,103	—	—	27
Total loans	$14,523	0.0%	$10,892	$1,278	$337	$81	$1,935

		Weighted Average Magnitude of Modifications:
Year Ended December 31, 2024 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$11,531	10	80	34
Commercial real estate
Construction and development	701	13	—	—
Non-construction	813	8	—	—
Home equity	86	12	—	—
Residential real estate	166	—	201	—
Premium finance receivables—property & casualty	1,226	—	37	—
Total loans	$14,523	9	74	34

The Company had commitments of $36.4 million and $20.9 million as of December 31, 2025 and December 31, 2024, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2024
	Total	Payments in Default (1)	Total	Payments in Default (1)
Commercial	$38,113	$653	$11,531	$995
Commercial real estate
Construction and development	—	—	701	—
Non-construction	358	179	813	319
Home equity	121	—	86	86
Residential real estate	1,876	914	166	166
Premium finance receivables—property & casualty	—	—	1,226	122
Total loans	$40,468	$1,746	$14,523	$1,688
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.

(6) Mortgage Servicing Rights (“MSRs”)

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2025, 2024 and 2023:

	December 31,	December 31,	December 31,
(In thousands)	2025	2024	2023
Fair value at beginning of year	$203,788	$192,456	$230,225
Additions from loans sold with servicing retained	25,984	29,969	28,610
Servicing rights sold	—	—	(30,170)
Estimate of changes in fair value due to:
Payoffs and paydowns	(23,656)	(23,026)	(17,060)
Changes in valuation inputs or assumptions	(11,093)	4,389	(19,149)
Fair value at end of year	$195,023	$203,788	$192,456
Unpaid principal balance of mortgage loans serviced for others	$12,608,694	$12,400,913	$12,007,165

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

Periodically the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of December 31, 2025 and December 31, 2024, see Note (21) “Derivative Financial Instruments” in Item 8 of this report.

(7) Business Combinations

On August 1, 2024, the Company completed its previously announced acquisition of Macatawa Bank Corporation (“Macatawa”), the parent company of Macatawa Bank. Pursuant to the terms of the merger, each common share of Macatawa outstanding at the time of merger was converted into the right to receive 0.137 shares of Wintrust common stock, with cash paid in lieu of fractional shares. As a result, the Company issued approximately 4.7 million shares of common stock, the fair value of consideration paid was $499.3 million. Macatawa operates full-service branches located throughout communities in Kent, Ottawa and northern Allegan counties in the state of Michigan. Macatawa offers a full range of banking, retail and commercial lending, wealth management and ecommerce services to individuals, businesses and governmental entities. As of August 1, 2024, Macatawa had fair values of approximately $2.9 billion in assets, $2.3 billion in deposits and $1.3 billion in loans. In conjunction with the acquisition, the Company recorded $53.7 million discount on acquired loans, $33.5 million discount on securities and recorded total intangibles of $253.0 million. As of the first quarter of 2025, the purchase accounting was finalized and is no longer subject to change.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(In thousands)	January 1, 2025	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2025
Community banking	$687,754	$—	$—	$—	$687,754
Specialty finance	37,193	—	—	1,018	38,211
Wealth management	71,995	—	—	—	71,995
Total	$796,942	$—	$—	$1,018	$797,960

The specialty finance unit’s goodwill increased $1.0 million in 2025 as a result of foreign currency translation adjustments related to prior Canadian acquisitions.

The Company assesses each reporting unit’s goodwill for impairment on at least an annual basis and considers potential indicators of impairment at each reporting date between annual goodwill impairment tests. At October 1, 2025, the Company utilized a qualitative approach for its annual goodwill impairment tests of the community banking, specialty finance and wealth management reporting units and determined that no impairment existed at that time.

At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. The Company assessed whether events and circumstances as of each reporting date in 2025 resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. As of December 31, 2025, the Company identified no indicators of goodwill impairment subsequent to its analysis as of October 1, 2025 within the community banking, specialty finance or wealth management reporting units and the Company determined it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of December 31, 2025 is as follows:

	December 31,
(In thousands)	2025	2024
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$158,106	$158,106
Accumulated amortization	(76,861)	(56,784)
Net carrying amount	$81,245	$101,322
Trademark with indefinite lives:
Carrying amount	11,500	13,800
Total net carrying amount	$92,745	$115,122
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,961	$1,959
Accumulated amortization	(1,932)	(1,881)
Net carrying amount	$29	$78
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$26,630
Accumulated amortization	(21,405)	(20,140)
Net carrying amount	$5,225	$6,490
Total acquisition-related intangible assets:
Gross carrying amount	$198,197	$200,495
Accumulated amortization	(100,198)	(78,805)
Total acquisition-related intangible assets, net	$97,999	$121,690

Estimated amortization for the year-ended:
2026	$18,823
2027	16,340
2028	13,908
2029	11,536
2030	9,491

The core deposit intangibles recognized in connection with the Company’s bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten-years on a straight-line or accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with prior acquisitions. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis. As part of this assessment, an impairment of $2.3 million was recognized on certain indefinite-lived trademarks regarding the Veteran’s First trade name primarily due to a decrease in estimated future revenue projections.

Total amortization expense associated with finite-lived intangibles in 2025, 2024 and 2023 was $21.4 million, $12.1 million and $5.5 million, respectively.

(9) Premises, Software and Equipment, Net

A summary of premises, software and equipment at December 31, 2025 and 2024 is as follows:

	December 31,
(In thousands)	2025	2024
Land	$184,954	$184,318
Buildings and leasehold improvements	728,665	703,798
Furniture, equipment and computer software	409,087	383,056
Construction in progress	10,182	15,702
	$1,332,888	$1,286,874
Less: Accumulated depreciation and amortization	551,277	507,744
Total premises, software, and equipment, net	$781,611	$779,130

Depreciation and amortization expense related to premises, software and equipment totaled $66.9 million in 2025, $61.4 million in 2024 and $56.9 million in 2023.

(10) Deposits

The following is a summary of deposits at December 31, 2025 and 2024:

(Dollars in thousands)	2025	2024
Balance:
Non-interest bearing	$11,423,701	$11,410,018
NOW and interest-bearing demand deposits	6,233,753	5,865,546
Wealth management deposits	1,907,647	1,469,064
Money market	21,368,924	17,975,191
Savings	6,905,216	6,372,499
Time certificates of deposit	9,877,950	9,420,031
Total deposits	$57,717,191	$52,512,349
Mix:
Non-interest bearing	20%	22%
NOW and interest-bearing demand deposits	11	11
Wealth management deposits	3	3
Money market	37	34
Savings	12	12
Time certificates of deposit	17	18
Total deposits	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, CDEC and trust and asset management customers of the Company.

The scheduled maturities of time certificates of deposit at December 31, 2025 and 2024 are as follows:

(In thousands)	2025	2024
Due within one year	$9,443,038	$9,061,295
Due in one to two years	361,555	281,239
Due in two to three years	56,526	53,009
Due in three to four years	11,296	14,316
Due in four to five years	5,351	10,104
Due after five years	184	68
Total time certificate of deposits	$9,877,950	$9,420,031

The following table sets forth the scheduled maturities of uninsured time deposits, specifically the portion of time deposit balances in excess of the FDIC insurance limit of $250,000, at December 31, 2025 and 2024:

(In thousands)	2025	2024
Maturing within three months	$732,812	$774,312
After three but within six months	721,352	926,997
After six but within 12 months	711,506	490,231
After 12 months	67,584	54,691
Total	$2,233,254	$2,246,231

Time deposits in denominations of $250,000 or more were $4.0 billion and $3.9 billion at December 31, 2025 and 2024, respectively.

(11) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2025 and 2024, is as follows:

(In thousands)	2025	2024
0.00% advance due April 2026	$629	$629
0.00% advance due January 2029	680	680
3.70% advance due July 2030	150,000	150,000
2.81% advance due September 2032	500,000	500,000
3.08% advance due September 2032	500,000	500,000
3.10% advance due December 2032	200,000	—
2.95% advance due May 2033	250,000	250,000
3.72% advance due July 2033	150,000	150,000
3.43% advance due January 2034	175,000	175,000
3.19% advance due January 2034	175,000	175,000
3.45% advance due April 2034	250,000	250,000
3.44% advance due April 2034	250,000	250,000
3.33% advance due May 2034	250,000	250,000
3.29% advance due June 2034	250,000	250,000
3.38% advance due June 2034	250,000	250,000
2.84% advance due December 2035	100,000	—
Total FHLB advances	$3,451,309	$3,151,309

FHLB advances consist of obligations of the banks and are collateralized by qualifying commercial and residential real estate and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $6.1 billion at December 31, 2025.

FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs. Unamortized prepayment fees are amortized as an adjustment to interest expense using the effective interest method.

Approximately $3.1 billion of the FHLB advances outstanding at December 31, 2025 currently have varying put or call dates over the next 12 months. At December 31, 2025, the weighted average contractual interest rate on FHLB advances was 3.21%.

(12) Subordinated Notes

At December 31, 2025, the Company had outstanding subordinated notes totaling $298.6 million compared to $298.3 million at December 31, 2024. In 2019, the Company issued $300.0 million of subordinated notes receiving $296.7 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 4.85% and mature in June 2029. In the second quarter of 2024, the Company repaid the $140.0 million of subordinated notes issued in 2014. The notes had a stated interest rate of 5.00% and matured in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

In connection with the issuance of subordinated notes in 2019 and 2014, the Company incurred costs totaling $3.3 million and $1.3 million, respectively. These costs are a direct deduction from the carrying amount of the subordinated notes and are amortized to interest expense using the effective interest method. At December 31, 2025, the unamortized balances of costs for both issuances were approximately $1.4 million. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(13) Other Borrowings

The following is a summary of other borrowings at December 31, 2025 and 2024:

(In thousands)	2025	2024
Notes payable	$—	$142,763
Secured Borrowings	422,107	334,934
Other	55,859	57,106
Total other borrowings	$477,966	$534,803

Notes Payable

On December 12, 2022, the Company entered into a credit agreement (as amended, the “Amended and Restated Credit Agreement”) with certain unaffiliated banks. The Credit Agreement consists of a $200.0 million term loan facility and a $100.0 million revolving credit facility. The term loan facility was paid in full in December 2025.

The Amended and Restated Credit Agreement provides for, among other things, a maturity date for the revolving credit facility of December 3, 2026. The Amended and Restated Credit Agreement also provides for certain financial covenants that must be met by the Company for so long as any amounts or commitments under the Amended and Restated Credit Agreement are still outstanding.

Borrowings under the Amended and Restated Credit Agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 75 basis points plus (2) the highest of (a) the prime rate, (b) the federal funds rate plus 50 basis points, and (c) Term SOFR for a one-month tenor in effect on such day plus 110 basis points. Borrowings under the Amended and Restated Credit Agreement that are considered “Term SOFR Loans” bear interest at a rate equal to the sum of (1) 160 basis points plus (2) Term SOFR for the applicable interested period. A commitment fee is payable quarterly in arrears in an amount equal to 0.25% of the actual daily amount by which the lenders’ commitments under the revolving credit facility exceeded the amount outstanding under such facility. The Company is required to make monthly or quarterly (as applicable) payments of interest in respect of loans under the Amended and Restated Credit Agreement.

Borrowings under the Amended and Restated Credit Agreement are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. As of December 31, 2025, the Company was in compliance with all such covenants. The revolving credit facility under the Amended and Restated Credit Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

The term debt facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. Unamortized costs paid by the Company in relation to the issuance of the revolving credit facility are classified in other assets on the Consolidated Statements of Condition.
As of December 31, 2025, there was no outstanding principal balance under the term loan facility and no outstanding principal balance under the revolving credit facility.
Secured Borrowings
Secured borrowings primarily represent transactions to sell an undivided co-ownership interest in all receivables owed to the Company’s subsidiary, First Insurance Funding of Canada (“FIFC Canada”). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). Amendments to the Receivables Purchase Agreement since issuance increased the total payments to C$580 million, extended the maturity date to December 15, 2026. Additionally, since Canadian Dollar Offered Rate (“CDOR”) ceased being used in Canada in June 2024, references to CDOR changed to the Benchmark rate.

These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2025, the translated balance of the secured borrowing totaled $408.0 million compared to $323.2 million at December 31, 2024. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus 0.775%.

The remaining $14.1 million and $11.7 million within secured borrowings at December 31, 2025 and 2024 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings represent a promissory note (“Promissory Note”) issued by the Company in June 2017. Amendments to the Promissory Note since issuance increased the principal amount to $66.4 million, reduced the interest rate to a floating rate equal to 1-month CME Term SOFR plus a spread of 1.40% and extended the maturity date to March 31, 2028. The Promissory Note relates to and is secured by three office buildings owned by the Company. At December 31, 2025, the Promissory Note had a balance of $55.9 million compared to $57.1 million at December 31, 2024. Under the Promissory Note, during the twelve months ended December 31, 2025, the Company made monthly principal and interest payments. The Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At December 31, 2025, the Company was in compliance with all such covenants.

(14) Junior Subordinated Debentures

As of December 31, 2025, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban Illinois Bancorp, Inc. and Community Financial Shares, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2025 and 2024. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure (1)	Contractual rate at 12/31/2025		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2025	2024			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	S+0.26161+3.25	7.42%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	S+0.26161+2.80	6.73	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	S+0.26161+2.60	6.53	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	S+0.26161+1.95	5.93	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	26,238	S+0.26161+1.45	5.38	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	S+0.26161+1.63	5.61	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	S+0.26161+3.00	7.12	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	S+0.26161+3.00	7.12	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	S+0.26161+3.00	6.93	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	15,464	S+0.26161+1.75	5.73	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	3,609	S+0.26161+1.62	5.60	06/2007	09/2037	06/2012
Total			$253,566	$253,566		6.19%
(1)The interest rates on the variable rate junior subordinated debentures are based on the three-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) and reset on a quarterly basis.

At December 31, 2025, the weighted average contractual interest rate on the junior subordinated debentures was 6.19%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the junior subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part prior to maturity at any time after the earliest redemption dates shown in the table, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained FRB approval, if then required under applicable guidelines or regulations.

At December 31, 2025, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(15) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Years Ended
Revenue from contracts with customers	Location in income statement	December 31, 2025	December 31, 2024	December 31, 2023
Brokerage and insurance product commissions	Wealth management	$18,779	$22,611	$18,645
Trust	Wealth management	29,061	25,941	24,190
Asset management	Wealth management	99,576	97,675	87,772
Total wealth management		147,416	146,227	130,607
Mortgage broker fees	Mortgage banking	2,759	1,925	844
Service charges on deposit accounts	Service charges on deposit accounts	79,091	65,651	55,250
Administrative services	Other non-interest income	5,300	5,336	5,599
Card related fees	Other non-interest income	15,973	17,829	13,789
Other deposit related fees	Other non-interest income	15,096	13,774	14,354
Total revenue from contracts with customers		$265,635	$250,742	$220,443

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Contract assets	$—	$—

Contract liabilities	$2,635	$1,329

Mortgage broker fees receivable	$137	$101
Administrative services receivable	152	213
Wealth management receivable	13,158	12,130
Card related fees receivable	1,103	1,026
Total receivables from contracts with customer	$14,550	$13,470

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $551,000 and $565,000 for the years ended December 31, 2025 and 2024, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated—2026	$889
Estimated—2027	471
Estimated—2028	471
Estimated—2029	471
Estimated—2030+	333
Total	$2,635

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

(16) Lease Commitments

The following tables provide a summary of lease costs, weighted average remaining lease term and discount rate and future required fixed payments related to the Company’s leasing arrangements in which it is the lessee:

	Year Ended
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$25,277	$23,446	$22,337
Finance lease cost:
Amortization of right-of-use asset	249	249	219
Interest on lease liability	365	366	290
Short-term lease cost	143	111	41
Variable lease cost	3,640	2,865	2,391
Sublease income	—	(80)	(70)
Total lease cost	$29,674	$26,957	$25,208

	Year Ended
(In thousands)	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$25,584	$24,940
Cash paid for amounts included in the measurement of finance lease liabilities	429	349
Right-of-use asset obtained in exchange for new operating lease liabilities	11,230	9,538
Right-of-use asset obtained in exchange for new finance lease liabilities	—	1,222
Weighted average remaining lease term - operating leases	9.43 years	9.87 years
Weighted average remaining lease term - finance leases	34.89	36.49
Weighted average discount rate - operating leases	4.43%	4.30%
Weighted average discount rate - finance leases	3.93	3.93

(In thousands)	Payments
2026	$24,679
2027	23,896
2028	21,925
2029	19,734
2030	13,686
2031 and thereafter	92,705
Total minimum future amounts	$196,625
Impact of measuring the lease liability on a discounted basis	(53,888)
Total lease liability	$142,737

In addition to the lessee arrangements discussed above, the Company also leases certain owned premises and receives rental income from such lessor agreements. Gross rental income related to the Company’s buildings totaled $5.9 million, $5.8 million and $6.3 million, in 2025, 2024 and 2023, respectively. The approximate annual gross rental receipts under noncancelable agreements with remaining terms in excess of one year as of December 31, 2025, are as follows (in thousands):

Receipts
2026	$3,416
2027	2,791
2028	1,672
2029	1,152
2030	690
2031 and thereafter	3,367
Total minimum future amounts	$13,088

(17) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Current income taxes:
Federal	$174,157	$178,075	$165,518
State	67,604	52,882	62,948
Foreign	7,961	10,076	13,696
Total current income taxes	$249,722	$241,033	$242,162
Deferred income taxes:
Federal	$43,997	$2,914	$(8,245)
State	942	7,927	(9,750)
Foreign	(98)	170	(1,712)
Total deferred income taxes	$44,841	$11,011	$(19,707)
Total income tax expense	$294,563	$252,044	$222,455

The Company’s income before income taxes in 2025, 2024 and 2023 includes $19.4 million, $27.3 million and $42.5 million, respectively, of foreign income attributable to its Canadian subsidiary.
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

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Income tax expense using the statutory Federal income tax rate of 21% on income before taxes	$234,866	21.0%	$198,889	21.0%	$177,467	21.0%
Increase (decrease) from:
State taxes, net of federal tax benefit (1)	54,151	4.8	48,039	5.1	42,027	5.0
Nontaxable and nondeductible items, net:
Tax-exempt interest, net of interest expense disallowance	(5,266)	(0.5)	(5,338)	(0.6)	(5,348)	(0.6)
Income earned on bank owned life insurance	(1,304)	(0.1)	(1,139)	(0.1)	(1,013)	(0.1)
Excess tax benefits on share based compensation	(3,179)	(0.3)	(3,621)	(0.4)	(2,314)	(0.3)
Meals, entertainment and related expenses	2,900	0.3	2,823	0.3	2,439	0.3
FDIC insurance expense	9,319	0.8	8,602	0.9	7,713	0.9
Non-deductible compensation expense	2,822	0.2	2,587	0.3	2,147	0.3
Tax benefits related to tax credits, net	(5,820)	(0.5)	(4,636)	(0.5)	(3,950)	(0.5)
Foreign tax effects	5,333	0.5	6,187	0.7	3,378	0.4
Other, net	741	0.1	(349)	(0.1)	(91)	(0.1)
Income tax expense	$294,563	26.3%	$252,044	26.6%	$222,455	26.3%
(1)State taxes in Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

(In thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$119,728	$113,648
Net unrealized losses on securities included in other comprehensive income	103,838	151,886
Right-of-use liability	36,989	39,691
Deferred compensation	36,670	34,850
Stock-based compensation	15,571	14,741
Loans	8,625	12,104
Net unrealized losses on derivatives included in other comprehensive income	—	4,032
Federal net operating loss carryforward	402	549
Other	14,605	8,017
Total gross deferred tax assets	336,428	379,518
Deferred tax liabilities:
Equipment Leasing	219,927	165,363
Capitalized servicing rights	50,363	52,298
Goodwill and intangible assets	39,829	42,733
Premises and equipment	35,378	38,554
Right-of-use asset	30,680	32,651
Net unrealized gains on derivatives included in other comprehensive income	17,449	—
Deferred loan fees and costs	10,264	7,889
Other	3,076	2,660
Total gross deferred tax liabilities	406,966	342,148
Net deferred tax (liabilities) assets	$(70,538)	$37,370

Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2025 because it is more likely than not that these assets could be realized through future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company’s historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company has Federal net operating loss (“NOL”) carryforwards of $1.9 million that begin to expire in 2029 through 2035 and are subject to IRC Section 382 annual limitation. The NOL carryforwards were a result of acquisitions.
The Company accounts for uncertainties in income taxes in accordance with ASC 740, “Income Taxes.” At December 31, 2025, 2024, and 2023, the Company had no unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. If the Company were to record interest or penalties associated with uncertain tax positions, the interest or penalties would be included in income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business, we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company’s U.S. federal income tax returns are open and subject to audit for the 2022 tax return year forward, and in general, the Company’s state income tax returns are open and subject to audit from the 2022 tax return year forward, subject to individual state statutes of limitation. The Company has extended the statute of limitations on certain state income tax returns for tax years 2017 through 2021 due to an ongoing audit. The Company’s Canadian subsidiary’s Canadian income tax returns are also subject to audit for the 2022 tax return year forward.

The income taxes paid by the Company for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Federal	$148,000	$173,000	$165,873
State and Local:
Illinois	33,378	30,502	38,002
All Other States	33,119	25,373	26,469
Foreign	7,915	23,976	1,309
Total	$222,412	$252,851	$231,653

(18) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

In May 2025, the Company’s shareholders approved the 2025 Stock Incentive Plan (“the 2025 Plan”) which provides for the issuance of up to 1,825,000 shares of common stock plus any shares of common stock that were available for awards under the 2022 Stock Incentive Plan (“the 2022 Plan”) as of the effective date of the 2025 Plan. The 2025 Plan replaced the 2022 Plan, and similarly, the 2022 Plan replaced the 2015 Stock Incentive Plan (“the 2015 Plan”) and the 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) and the 2007 Plan replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2025 Plan, 2022 Plan, 2015 Plan, 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2025 Plan has substantially similar terms to the predecessor plans. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2025 Plan. All grants made after the approval of the 2025 Plan are made pursuant to the 2025 Plan. As of December 31, 2025, approximately 2,185,493 shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. LTIP grants in 2025, 2024, and 2023 consisted of a combination of performance-based stock awards with a performance condition metric, performance-based stock awards with a market condition metric and time-vested restricted shares. Performance-based stock awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. Performance-based stock awards with a market condition metric are contingent on the total shareholder return performance over a three-year period relative to the KBW Regional Bank Index. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock-based compensation expense recognized in the Consolidated Statements of Income was $42.0 million, $38.9 million and $33.5 million and the related tax benefits were $9.1 million, $8.3 million and $7.4 million in 2025, 2024 and 2023, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2023	68,093	$41.14
Exercised	(54,993)	40.75
Outstanding at December 31, 2023	13,100	$42.76	4.2	$655
Exercisable at December 31, 2023	13,100	$42.76	4.2	$655
Outstanding at January 1, 2024	13,100	$42.76
Exercised	(2,275)	38.00
Outstanding at December 31, 2024	10,825	$43.76	3.5	$876
Exercisable at December 31, 2024	10,825	$43.76	3.5	$876
Outstanding at January 1, 2025	10,825	$43.76
Exercised	(5,150)	42.61
Outstanding at December 31, 2025	5,675	$44.81	2.7	$539
Exercisable at December 31, 2025	5,675	$44.81	2.7	$539
Vested or expected to vest at December 31, 2025	5,675	$44.81	2.7	$539
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

The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023, was $466,598, $179,664 and $2.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled

$90,000, $30,000 and $540,000 for 2025, 2024 and 2023, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2025, 2024 and 2023 was $220,000, $86,457 and $2.2 million, respectively.

A summary of the Plans’ restricted share activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	880,866	$90.95	746,123	$79.60	610,155	$73.21
Granted	262,521	132.46	407,046	99.89	270,855	88.06
Vested and issued	(224,769)	94.65	(241,415)	70.41	(121,534)	65.90
Forfeited or canceled	(30,220)	110.10	(30,888)	95.26	(13,353)	83.68
Outstanding at end of year	888,398	$101.63	880,866	$90.95	746,123	$79.60
Vested, but deferred, at year end	102,218	$55.59	100,610	$54.46	98,919	$53.58

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	454,017	$93.57	553,026	$79.69	545,379	$70.30
Granted	88,310	134.57	111,469	100.47	189,355	92.36
Added by performance factor at vesting	75,461	96.51	96,952	58.78	23,925	62.82
Vested and issued	(230,957)	95.26	(295,644)	58.69	(186,344)	62.67
Forfeited or canceled	(9,074)	105.85	(11,786)	95.97	(19,289)	81.84
Outstanding at end of year	377,757	$102.38	454,017	$93.57	553,026	$79.69
Vested, but deferred, at year end	13,335	$41.21	21,759	$44.51	29,020	$45.88

At December 31, 2025, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount was approximately 560,000 shares.

The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock is based on the fair value of the shares on the issue date, and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting and issuance of restricted shares and performance-based stock in 2025 was $3.6 million more than the expected tax benefit for those shares; in 2024 the actual tax benefit was $4.4 million more than the expected tax benefit for those shares and in 2023 the actual tax benefit was $1.8 million more than the expected tax benefit for those shares. These differences in actual and expected tax benefits were recorded to income tax expense.

As of December 31, 2025, there was $47.7 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $43.7 million, $34.7 million and $22.1 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company had no expense related to the CIRP in 2025, 2024 and 2023, and no awards were paid in those years. There were no outstanding awards under this plan at December 31, 2025.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Eligible participants that have contributed to the 401(k) Plans are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $22.0 million in 2025, $19.7 million in 2024, and $19.2 million in 2023.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1, 2015, the purchase price of the shares of common stock is equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. During 2025, 2024 and 2023, 29,708, 32,942 and 46,034, shares of common stock, respectively, were purchased by participants and no compensation expense was recorded. The Company plans to continue to offer common stock through this ESPP on an ongoing basis and, in 2021, increased the shares authorized under the ESPP by 200,000 shares. At December 31, 2025, the Company had an obligation to issue 6,038 shares of common stock to participants and had 103,788 shares available for future grants under the ESPP.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2020, an additional 200,000 shares were authorized under the DDFS Plan. During 2025, 2024 and 2023, a total of 17,546 shares, 14,927 shares and 63,001 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2025, the Company has an obligation to issue 313,281 shares of common stock to directors and has 24,218 shares available for future grants under the DDFS Plan.

(19) Regulatory Matters

Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2025, 2024 and 2023, cash dividends totaling $600.0 million, $475.0 million and $360.0 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of December 31, 2025, the banks had approximately $929.8 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

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

As reflected in the following table, the Company met all minimum capital requirements at December 31, 2025 and 2024:

	2025	2024
Total capital to risk weighted assets	12.4%	12.3%
Tier 1 capital to risk weighted assets	11.0	10.7
Common Equity Tier 1 capital to risk weighted assets	10.3	9.9
Tier 1 Leverage Ratio	9.6	9.4

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2025, the banks were categorized as well-capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk weighted assets and Tier 1 Leverage Ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2025 and 2024 are presented in the following table:

	December 31, 2025				December 31, 2024
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$913,408	11.7%	$780,590	10.0%	$857,438	11.8%	$728,358	10.0%
Hinsdale Bank	611,707	11.7	523,012	10.0	543,925	11.9	458,046	10.0
Wintrust Bank	1,102,033	12.5	879,447	10.0	1,164,532	12.7	915,950	10.0
Libertyville Bank	312,923	12.0	260,677	10.0	276,568	11.8	234,181	10.0
Barrington Bank	519,425	11.5	449,975	10.0	472,428	11.4	413,497	10.0
Crystal Lake Bank	218,761	12.3	177,720	10.0	187,820	11.8	159,314	10.0
Northbrook Bank	554,744	11.8	469,918	10.0	502,434	11.3	446,536	10.0
Macatawa	382,248	12.7	301,217	10.0	307,829	16.3	189,233	10.0
Schaumburg Bank	246,955	12.9	191,443	10.0	229,770	12.2	187,982	10.0
Village Bank	347,992	11.6	300,127	10.0	310,037	11.5	270,656	10.0
Beverly Bank	266,507	12.6	211,477	10.0	265,590	12.5	213,222	10.0
Town Bank	448,206	12.1	371,326	10.0	387,911	11.4	340,161	10.0
Wheaton Bank	406,928	11.3	358,758	10.0	347,365	11.4	304,003	10.0
State Bank of the Lakes	246,346	12.0	204,907	10.0	213,869	11.6	184,932	10.0
Old Plank Trail Bank	311,608	11.8	265,015	10.0	271,641	11.3	241,562	10.0
St. Charles Bank	334,965	11.4	292,758	10.0	291,380	11.2	259,615	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$858,940	11.0%	$624,472	8.0%	$807,848	11.1%	$582,687	8.0%
Hinsdale Bank	576,775	11.0	418,409	8.0	512,323	11.2	366,437	8.0
Wintrust Bank	1,012,547	11.5	703,557	8.0	1,069,171	11.7	732,760	8.0
Libertyville Bank	292,839	11.2	208,541	8.0	258,709	11.1	187,345	8.0
Barrington Bank	491,794	10.9	359,980	8.0	453,022	11.0	330,798	8.0
Crystal Lake Bank	204,432	11.5	142,176	8.0	176,144	11.1	127,451	8.0
Northbrook Bank	524,287	11.2	375,934	8.0	473,065	10.6	357,229	8.0
Macatawa	355,462	11.8	240,974	8.0	293,541	15.5	151,387	8.0
Schaumburg Bank	234,406	12.2	153,154	8.0	216,675	11.5	150,386	8.0
Village Bank	318,322	10.6	240,102	8.0	286,808	10.6	216,524	8.0
Beverly Bank	250,149	11.8	169,182	8.0	246,565	11.6	170,578	8.0
Town Bank	422,451	11.4	297,061	8.0	366,265	10.8	272,129	8.0
Wheaton Bank	382,347	10.7	287,007	8.0	323,221	10.6	243,202	8.0
State Bank of the Lakes	233,269	11.4	163,925	8.0	203,972	11.0	147,946	8.0
Old Plank Trail Bank	292,554	11.0	212,012	8.0	255,788	10.6	193,249	8.0
St. Charles Bank	315,028	10.8	234,206	8.0	270,446	10.4	207,692	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$858,940	11.0%	$507,384	6.5%	$807,848	11.1%	$473,433	6.5%
Hinsdale Bank	576,775	11.0	339,958	6.5	512,323	11.2	297,730	6.5
Wintrust Bank	1,012,547	11.5	571,640	6.5	1,069,171	11.7	595,367	6.5
Libertyville Bank	292,839	11.2	169,440	6.5	258,709	11.1	152,218	6.5
Barrington Bank	491,794	10.9	292,484	6.5	453,022	11.0	268,773	6.5
Crystal Lake Bank	204,432	11.5	115,518	6.5	176,144	11.1	103,554	6.5
Northbrook Bank	524,287	11.2	305,447	6.5	473,065	10.6	290,248	6.5
Macatawa	355,462	11.8	195,791	6.5	293,541	15.5	123,002	6.5
Schaumburg Bank	234,406	12.2	124,438	6.5	216,675	11.5	122,188	6.5
Village Bank	318,322	10.6	195,083	6.5	286,808	10.6	175,926	6.5
Beverly Bank	250,149	11.8	137,460	6.5	246,565	11.6	138,594	6.5
Town Bank	422,451	11.4	241,362	6.5	366,265	10.8	221,105	6.5
Wheaton Bank	382,347	10.7	233,193	6.5	323,221	10.6	197,602	6.5
State Bank of the Lakes	233,269	11.4	133,189	6.5	203,972	11.0	120,206	6.5
Old Plank Trail Bank	292,554	11.0	172,260	6.5	255,788	10.6	157,015	6.5
St. Charles Bank	315,028	10.8	190,293	6.5	270,446	10.4	168,750	6.5

	December 31, 2025				December 31, 2024
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$858,940	9.1%	$472,426	5.0%	$807,848	9.7%	$416,233	5.0%
Hinsdale Bank	576,775	9.9	291,840	5.0	512,323	9.6	266,427	5.0
Wintrust Bank	1,012,547	10.5	481,193	5.0	1,069,171	11.1	479,667	5.0
Libertyville Bank	292,839	9.4	156,035	5.0	258,709	9.5	136,451	5.0
Barrington Bank	491,794	10.4	235,898	5.0	453,022	10.7	212,429	5.0
Crystal Lake Bank	204,432	10.2	100,266	5.0	176,144	9.8	89,519	5.0
Northbrook Bank	524,287	9.7	271,425	5.0	473,065	9.2	256,737	5.0
Macatawa	355,462	10.8	164,001	5.0	293,541	10.1	144,975	5.0
Schaumburg Bank	234,406	10.1	115,689	5.0	216,675	10.0	108,031	5.0
Village Bank	318,322	9.4	168,839	5.0	286,808	9.6	149,062	5.0
Beverly Bank	250,149	10.1	123,495	5.0	246,565	10.1	122,295	5.0
Town Bank	422,451	9.5	221,588	5.0	366,265	8.9	205,847	5.0
Wheaton Bank	382,347	9.0	212,275	5.0	323,221	9.1	178,254	5.0
State Bank of the Lakes	233,269	9.9	118,454	5.0	203,972	9.8	104,067	5.0
Old Plank Trail Bank	292,554	9.1	161,477	5.0	255,788	8.9	143,480	5.0
St. Charles Bank	315,028	9.5	166,595	5.0	270,446	9.3	144,886	5.0

Wintrust’s mortgage banking division is also required to maintain minimum net worth capital requirements with governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development. As of December 31, 2025, this business unit met the minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $11.8 billion and $11.5 billion as of December 31, 2025 and 2024, respectively, and unused home equity lines totaled $1.0 billion and $999.1 million as of December 31, 2025 and 2024, respectively. Standby and commercial letters of credit totaled $520.2 million at December 31, 2025 and $503.4 million at December 31, 2024.

In addition, at December 31, 2025 and 2024, the Company had approximately $423.6 million and $361.3 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $413.2 million at December 31, 2025 and $377.5 million at December 31, 2024. See Note (21) “Derivative Financial Instruments” in Item 8 of this report for further discussion on derivative instruments.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. On occasion, investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The Company sold approximately $2.6 billion of mortgage loans in 2025 and 2024. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was approximately $578,000 and $188,000 at December 31, 2025 and 2024, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $117,100 in 2025 as compared to $60,100 in 2024. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.

The Company had unfunded commitments to investment partnerships that qualify for CRA purposes totaling $160.7 million and $94.1 million as of December 31, 2025 and 2024, respectively. Of these commitments, $126.3 million and $67.0 million related to legally-binding unfunded commitments for tax-credit investments and were included within other liabilities on the Consolidated Statements of Condition as of December 31, 2025 and 2024, respectively.

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

Wintrust Mortgage California PAGA Matter

On May 24, 2022, a former Wintrust Mortgage employee filed a California Private Attorney General Act (“PAGA”) suit, not individually, but as representative of all Wintrust Mortgage’s California hourly employees, against Wintrust Mortgage in the Superior Court of San Diego County, California. Plaintiff alleges Wintrust Mortgage failed to provide: (i) accurate sick leave accrual and pay; (ii) overtime wages; (iii) accurately itemized wage statements; (iv) meal breaks and meal premiums; (v) timely payment of earned wages; (vi) payment of all earned wages; and (vii) payment of all vested vacation hours. Wintrust Mortgage disputes the validity of Plaintiff’s claims and believes, to the extent there were defects in complying with California law governing the payment of compensation to Plaintiff, such errors would have been de minimis. Plaintiff also has an arbitration agreement with a collective and class action waiver and on January 19, 2023, Wintrust Mortgage moved to compel arbitration. The court stayed litigation pending mediation, which was held on May 13, 2024. The parties agreed to settle the dispute for an immaterial amount. On October 16, 2024, the court entered an order approving the settlement and on December 31, 2024, the funds were disbursed to the settlement administrator. The settlement administrator disbursed the settlement funds during the first quarter of 2025, bringing this matter to conclusion.

Wintrust Mortgage Fair Lending Matter

On May 25, 2022, a Wintrust Mortgage customer filed a putative class action and asserted individual claims against Wintrust Mortgage and Wintrust Financial Corporation in the District Court for the Northern District of Illinois. Plaintiff alleges that Wintrust Mortgage discriminated against black/African American borrowers and brings class claims under the Equal Credit Opportunity Act, Sections 1981 and 1982 under Chapter 42 of the United States Code; and the Fair Housing Act of 1968. Plaintiff also asserts individual claims under theories of promissory estoppel, fraudulent inducement, and breach of contract. On September 23, 2022, Wintrust filed a motion to dismiss the entire suit and the court granted that motion to dismiss on September 27, 2023 and gave Plaintiff until October 20, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint. Wintrust moved to dismiss the amended complaint on November 21, 2023 and on February 5, 2026, the court granted Wintrust’s motion with prejudice.

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps, collars and floors to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; (4) covered call options to economically hedge specific investment securities and receive fee income, effectively enhancing the overall yield on such securities to compensate for potential net interest margin compression; and (5) options and swaps to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The Company also enters into derivatives (typically interest rate swaps and commodity forward contracts) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.

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

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2025 and December 31, 2024:

	Derivative Assets		Derivative Liabilities
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$53,622	$7,329	$3,363	$56,084
Interest rate derivatives designated as Fair Value Hedges	5,350	10,001	496	87
Total derivatives designated as hedging instruments under ASC 815	$58,972	$17,330	$3,859	$56,171

Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$116,562	$177,553	$116,745	$183,799
Interest rate lock commitments	3,416	1,950	—	18
Forward commitments to sell mortgage loans	104	1,297	2,729	88
Commodity forward contracts	448	766	288	583
Foreign exchange contracts	165	1,131	153	1,091
Total derivatives not designated as hedging instruments under ASC 815	$120,695	$182,697	$119,915	$185,579
Total Derivatives	$179,667	$200,027	$123,774	$241,750

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps, collars and floors as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts to or from a counterparty in exchange for the Company receiving or paying fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the settlement of amounts in which the interest rate specified in the contract exceeds the agreed upon cap strike rate or in which the interest rate specified in the contract is below the agreed upon floor strike rate at the end of each period. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium.

As of December 31, 2025, the Company had various interest rate collar, swap and floor derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of December 31, 2025:

	December 31, 2025
(In thousands)	Range of Maturities	Notional Amount	Fair Value Asset (Liability)
Floor at 1-month CME Term SOFR	September 2028 - December 2029	$450,000	$2,095
Interest rate collars at 1-month CME term SOFR	October 2026 - September 2027	1,750,000	(2,208)
Interest rate swaps at 1-month CME term SOFR (1)	February 2026 - October 2031	4,650,000	50,372
Total Cash Flow Hedges		$6,850,000	$50,259
(1)The notional amount includes forward-starting swaps that are not yet effective.

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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Years Ended December 31,
(In thousands)	2025	2024
Unrealized (loss) gain at beginning of period	$(15,508)	$43,538
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans and other borrowings	16,311	72,674
Amount of gain (loss) recognized in other comprehensive income or loss	66,309	(131,720)
Unrealized gain (loss) at end of period	$67,112	$(15,508)

As of December 31, 2025, the Company estimated that during the next 12 months, $16.9 million will be reclassified from accumulated other comprehensive income or loss as an increase to net interest income. Such estimate consists of $13.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $3.6 million reclassified as an increase to interest income related to the interest rate collars floors and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2025, the Company had 13 interest rate swaps with an aggregate notional amount of $118.4 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of December 31, 2025:

		December 31, 2025
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$113,117	$(4,810)	$(31)
	Available-for-sale debt securities	456	(2)	—

The following table presents the gain or loss recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
Derivatives in Fair Value Hedging Relationships		2025
Interest rate swaps	Interest and fees on loans	$(7)

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

The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2025 and 2024, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $15.2 billion and $13.3 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At December 31, 2025, these interest rate derivatives had maturity dates ranging from January 2026 to August 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2025 and 2024, the Company had interest rate lock commitments with an aggregate notional amount of approximately $161.9 million and $120.7 million and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $413.2 million and $377.5 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the

Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2025 and 2024, the Company had commodity derivative transactions with an aggregate notional amount of approximately $4.1 million and $5.2 million, respectively, (all forward contracts with customers and third parties) related to this program. At December 31, 2025, these commodity derivatives had maturity dates ranging from January 2026 to October 2027.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of December 31, 2025 and 2024, the Company held foreign currency derivatives with an aggregate notional amount of approximately $84.0 million and $97.1 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2025 or December 31, 2024.

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects to not designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts are included in mortgage banking revenue. At December 31, 2025 the Company held ten interest rate derivatives with an aggregate notional value of $362.0 million and ten interest rate derivatives with an aggregate notional value of $295.0 million at December 31, 2024 for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Years Ended December 31,
Derivative	Location in income statement	2025	2024
Interest rate swaps and caps	Trading gains, net	$(250)	$59
Mortgage banking derivatives	Mortgage banking	(2,004)	952
Commodity contracts	Trading gains, net	(24)	184
Foreign exchange contracts	Trading gains, net	204	(84)
Covered call options	Fees from covered call options	20,681	10,196
Derivative contract held as economic hedge on MSRs	Mortgage banking	5,272	(7,909)

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

When deemed necessary, appropriate types and amounts of collateral are obtained to minimize credit exposure. The Company hedges the market risk of derivatives transactions with commercial borrowers by entering into offsetting transactions with large, highly rated financial institutions. These exposures are generally secured by cash under bilateral Credit Support Annexes (“CSAs”), which are a component of the International Swaps and Derivatives Association (“ISDA”) Master Agreements executed with counterparties.

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. If the Company were to breach any of these provisions, at a time when the derivatives subject to such agreements are in a liability position, and the derivatives were to be terminated as a result, the Company would be required to settle its obligations under the agreements at the termination value and would be required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. As of December 31, 2025, there were $2.0 million derivatives that were subject to such agreements in a net liability position.

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Gross Amounts Recognized	$175,534	$194,883	$120,604	$239,970
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$175,534	$194,883	$120,604	$239,970
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(60,108)	$(74,656)	$(60,108)	$(74,656)
Collateral Posted	(46,894)	(78,550)	(1,963)	—
Net Credit Exposure	$68,532	$41,677	$58,533	$165,314

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

At December 31, 2025, the Company classified $99.6 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area, southern Wisconsin and west Michigan and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e., a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of “BBB” was assigned. For the year ended December 31, 2025, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2025 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale — The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At December 31, 2025, the Company classified $53.8 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at December 31, 2025 was 5.02%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.92% with a credit loss discount ranging from 0% to 35% at December 31, 2025.

Loans held-for-investment — The fair value of loans held-for-investment is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At December 31, 2025, the Company classified $56.2 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at December 31, 2025 was 5.12%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 9.92% at December 31, 2025. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.9 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.51% with credit loss discounts ranging from 0% to 22% at December 31, 2025.

MSRs — Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At December 31, 2025, the Company classified $195.0 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at December 31, 2025 was 9.83% with discount rates applied ranging from 9% to 15%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 6% to 86% or a weighted average prepayment speed of 9.92%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $382, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (6) “Mortgage Servicing Rights (“MSRs”)” for further discussion of MSRs.

Derivative instruments — The Company’s derivative instruments include swaps, collars and purchased options such as caps and floors, commitments to fund mortgages for sale into the secondary market (interest rate locks), forward commitments to end investors for the sale of mortgage loans, commodity future contracts and foreign currency contracts. Interest rate swaps, caps and collars and commodity future contracts are valued by a third party, using models that primarily use market observable inputs, such as yield curves and commodity prices prevailing at the measurement date, and are classified as Level 2 in the fair value hierarchy. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio. The fair value for mortgage-related derivatives is based on changes in mortgage rates from the date of the commitments. The fair value of foreign currency derivatives is computed based on change in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

At December 31, 2025, the Company classified $3.4 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at December 31, 2025 was 83.02% with pull-through rates applied ranging from 10% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets — The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$7,035	$7,035	$—	$—
U.S. government agencies	47,471	—	47,471	—
Municipal	162,166	—	62,563	99,603
Corporate notes	77,295	—	77,295	—
Mortgage-backed	5,942,296	—	5,942,296	—
Equity securities with readily determinable fair value	63,770	55,704	8,066	—
Mortgage loans held-for-sale	340,745	—	286,931	53,814
Loans held-for-investment	151,590	—	95,390	56,200
MSRs	195,023	—	—	195,023
Nonqualified deferred compensation assets	18,112	—	18,112	—
Derivative assets	179,667	—	176,251	3,416
Total	$7,185,170	$62,739	$6,714,375	$408,056
Derivative liabilities	$123,774	$—	$123,774	$—

	December 31, 2024
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$37,907	$37,907	$—	$—
U.S. government agencies	44,945	—	44,945	—
Municipal	184,593	—	62,986	121,607
Corporate notes	81,162	—	81,162	—
Mortgage-backed	3,792,875	—	3,792,875	—
Trading account securities	4,072	—	4,072	—
Equity securities with readily determinable fair value	215,412	207,346	8,066	—
Mortgage loans held-for-sale	331,261	—	270,862	60,399
Loans held-for-investment	158,795	—	123,899	34,896
MSRs	203,788	—	—	203,788
Nonqualified deferred compensation assets	16,653	—	16,653	—
Derivative assets	200,027	—	198,077	1,950
Total	$5,271,490	$245,253	$4,603,597	$422,640
Derivative liabilities	$241,750	$—	$241,750	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2025 and 2024 for mortgage loans held- for-sale measured at fair value under ASC 825 was $343.3 million and $335.9 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $340.7 million and $331.3 million, respectively, as shown in the above tables. At December 31, 2025, approximately $700,000 of mortgage loans held-for-sale were classified as nonaccrual compared to $4.0 million as of December 31, 2024. Additionally, there were $53.1 million of loans past due greater than 90 days and still accruing interest within the mortgage loans held-for-sale portfolio as of December 31, 2025 compared to $59.3 million as of December 31, 2024. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio as of December 31, 2025 and December 31, 2024 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of December 31, 2025 and 2024 for loans held-for-investment measured at fair value under ASC 825 was $148.1 million and $157.8 million, respectively, while the aggregate fair value of loans held-for-investment was $151.6 million and $158.8 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2025 and 2024 are summarized as follows:

(In thousands)	Municipal	Mortgage loans held-for-sale	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2025	$121,607	$60,399	$34,896	$203,788	$1,950
Total net gains (losses) included in:
Net income (1)	—	1,829	555	(8,765)	1,466
Other comprehensive income or loss	(12,178)	—	—	—	—
Purchases	42,387	—	—	—	—
Settlements	(52,213)	(105,867)	(35,591)	—	—
Net transfers into Level 3	—	97,453	56,340	—	—
Balance at December 31, 2025	$99,603	$53,814	$56,200	$195,023	$3,416

(In thousands)	Municipal	Mortgage loans held-for-sale	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2024	$86,237	$26,835	$60,670	$192,456	$4,510
Total net gains (losses) included in:
Net income (1)	—	370	(43)	11,332	(2,560)
Other comprehensive income or loss	(11,212)	—	—	—	—
Purchases	84,839	—	—	—	—
Settlements	(38,257)	(48,555)	(43,525)	—	—
Net transfers into Level 3	—	81,749	17,794	—	—
Balance at December 31, 2024	$121,607	$60,399	$34,896	$203,788	$1,950
(1)Changes in the balance of mortgage loans held-for-sale, MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2025.

	December 31, 2025				Year Ended December 31, 2025 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$137,209	$—	$—	$137,209	$61,222
Other real estate owned (1)	20,839	—	—	20,839	2,668
Total	$158,048	$—	$—	$158,048	$63,890
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (5) “Allowance for Credit Losses”. At December 31, 2025, the Company had $137.2 million of individually assessed loans classified as Level 3. All of the $137.2 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above. None were valued based on discounted cash flows in accordance with ASC 310,”Receivables.”

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At December 31, 2025, the Company had $20.8 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2025 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Input / Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value

Measured at fair value on a recurring basis:
Municipal securities	$99,603	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	53,814	Discounted cash flows	Discount rate	5.02%	5.02%	Decrease
			Credit discount	0% - 35%	0.92%	Decrease
Loans held-for-investment	56,200	Discounted cash flows	Discount rate	5.02% - 6.00%	5.12%	Decrease
			Credit discount	0% - 22%	1.51%	Decrease
			Constant prepayment rate (CPR) - current loans	9.92%	9.92%	Decrease
			Average life - delinquent loans (in years)	1.4 years - 12.0 years	5.9 years	Decrease
MSRs	195,023	Discounted cash flows	Discount rate	9% - 15%	9.83%	Decrease
			Constant prepayment rate (CPR)	6% - 86%	9.92%	Decrease
			Cost of servicing	$70 - $200	$76	Decrease
			Cost of servicing - delinquent	$200 - $1,000	$382	Decrease
Derivatives	3,416	Discounted cash flows	Pull-through rate	10% - 100%	83.02%	Increase

Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	137,209	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	20,839	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$467,938	$467,938	$458,536	$458,536
Interest-bearing deposits with banks	3,180,553	3,180,553	4,409,753	4,409,753
Available-for-sale securities	6,236,263	6,236,263	4,141,482	4,141,482
Held-to-maturity securities	3,343,905	2,785,147	3,613,263	2,910,550
Trading account securities	—	—	4,072	4,072
Equity securities with readily determinable fair value	63,770	63,770	215,412	215,412
FHLB and FRB stock, at cost	291,881	291,881	281,407	281,407
Brokerage customer receivables	—	—	18,102	18,102
Mortgage loans held-for-sale, at fair value	340,745	340,745	331,261	331,261
Loans held-for-investment, at fair value	151,590	151,590	158,795	158,795
Loans held-for-investment, at amortized cost	52,953,511	52,383,501	47,896,242	47,070,249
Nonqualified deferred compensation assets	18,112	18,112	16,653	16,653
Derivative assets	179,667	179,667	200,027	200,027
Accrued interest receivable and other	552,197	552,197	563,625	563,625
Total financial assets	$67,780,132	$66,651,364	$62,308,630	$60,779,924
Financial Liabilities:
Non-maturity deposits	$47,839,241	$47,839,241	$43,092,318	$43,092,318
Deposits with stated maturities	9,877,950	9,890,485	9,420,031	9,423,976
FHLB advances	3,451,309	3,472,538	3,151,309	3,153,524
Other borrowings	477,966	478,072	534,803	534,406
Subordinated notes	298,636	296,487	298,283	286,683
Junior subordinated debentures	253,566	253,591	253,566	253,588
Derivative liabilities	123,774	123,774	241,750	241,750
Accrued interest payable	62,884	62,884	48,364	48,364
Total financial liabilities	$62,385,326	$62,417,072	$57,040,424	$57,034,609

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

Subordinated notes — The fair value of the subordinated notes is based on a market price obtained from an independent pricing vendor.. In accordance with ASC 820, the Company has categorized subordinated notes as a Level 2 fair value measurement.

Junior subordinated debentures — The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows. In accordance with ASC 820, the Company has categorized junior subordinated debentures as a Level 3 fair value measurement.

(23) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2025 and 2024 is as follows:

	2025	2024
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	67,062,182	66,560,182
Shares outstanding	66,974,913	66,495,227
Cash dividend per share	$2.00	$1.80
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	17,000	5,011,500
Shares outstanding	17,000	5,011,500

The Company reserves shares of its authorized common stock specifically for the 2025 Plan, the ESPP and the DDFS. The reserved shares and these plans are detailed in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans”.

Preferred Stock Redemption

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

Series F Preferred Stock

In May 2025, the Company issued 17,000 shares of fixed-rate reset non-cumulative perpetual preferred stock, Series F, liquidation preference $25,000 per share (the “Series F Preferred Stock”) as part of a $425 million public offering of 17,000,000 depository shares, each representing a 1/1,000th interest in a share of Series F Preferred Stock. When, as and if declared, dividends on the Series F Preferred Stock are payable quarterly in arrears at a fixed rate of 7.875% per annum starting October 15, 2025. The redemption of the Series D Preferred Stock and Series E Preferred Stock in July 2025 was funded with a portion of the net proceeds from the issuance of the Series F Preferred Stock.

Other

At the January 2026 Board of Directors meeting, a quarterly cash dividend of $0.55 per share of common stock ($2.20 on an annualized basis) was declared. It was paid on February 19, 2026 to shareholders of record as of February 5, 2026.
Accumulated Other Comprehensive Income or Loss
The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2025	$(429,580)	$(11,227)	$(67,528)	$(508,335)
Other comprehensive income during the period, net of tax, before reclassifications	136,899	49,070	14,691	200,660
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(118)	12,069	—	11,951
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(30)	—	—	(30)
Net other comprehensive income during the period, net of tax	$136,751	$61,139	$14,691	$212,581
Balance at December 31, 2025	$(292,829)	$49,912	$(52,837)	$(295,754)

Balance at January 1, 2024	$(350,697)	$32,049	$(42,583)	$(361,231)
Other comprehensive loss during the period, net of tax, before reclassifications	(77,903)	(96,872)	(24,945)	(199,720)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(915)	53,596	—	52,681
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(65)	—	—	(65)
Net other comprehensive loss during the period, net of tax	$(78,883)	$(43,276)	$(24,945)	$(147,104)
Balance at December 31, 2024	$(429,580)	$(11,227)	$(67,528)	$(508,335)

Balance at January 1, 2023	$(386,057)	$7,381	$(48,960)	$(427,636)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	36,214	(16,334)	6,377	26,257
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(699)	41,002	—	40,303
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(155)	—	—	(155)
Net other comprehensive income during the period, net of tax	$35,360	$24,668	$6,377	$66,405
Balance at December 31, 2023	$(350,697)	$32,049	$(42,583)	$(361,231)

	Amount Reclassified from Accumulated Other Comprehensive Income or Loss for the Years Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income or Loss	December 31,			Impacted Line on the Consolidated Statements of Income
	2025	2024	2023
	(In thousands)
Accumulated unrealized gains on available-for-sale securities
Gains included in net income	$159	$1,236	$951	Gains (losses) on investment securities, net
	159	1,236	951	Income before taxes
Tax effect	(41)	(321)	(252)	Income tax expense
Net of tax	$118	$915	$699	Net income

Accumulated unrealized gains (losses) on derivative instruments
Amount reclassified to interest income on loans	$29,611	$87,306	$74,616	Interest on loans
Amount reclassified to interest expense on deposits	(13,300)	(14,632)	(19,559)	Interest on deposits
Amount reclassified to interest expense on other borrowings	—	—	789	Interest on other borrowings
	(16,311)	(72,674)	(55,846)	Income before taxes
Tax effect	4,242	19,078	14,844	Income tax expense
Net of tax	$(12,069)	$(53,596)	$(41,002)	Net income

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

The following is a summary of certain operating information for reportable segments:

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2025
Interest income	$3,223,220	$420,528	$38,147	$3,681,895	$46,138	$3,728,033
Interest expense	1,462,186	41,131	664	1,503,981	—	1,503,981
Net interest income	1,761,034	379,397	37,483	2,177,914	46,138	2,224,052
Provision for credit losses	89,050	6,503	—	95,553	—	95,553
Non-interest income	310,981	129,713	154,387	595,081	(93,141)	501,940
Non-interest expense:
Salaries	390,817	64,829	38,966	494,612	1,958	496,570
Commissions and incentive compensation	133,733	38,911	49,124	221,768	—	221,768
Benefits	122,421	22,167	10,366	154,954	—	154,954
Other segment expenses (1)	553,208	96,812	37,681	687,701	(48,961)	638,740
Total non-interest expense	1,200,179	222,719	136,137	1,559,035	(47,003)	1,512,032
Income before taxes	782,786	279,888	55,733	1,118,407	—	1,118,407
Income tax expense	206,119	74,589	13,855	294,563	—	294,563
Net income	$576,667	$205,299	$41,878	$823,844	$—	$823,844
Total assets at end of year	$57,333,741	$12,502,367	$1,305,938	$71,142,046	$—	$71,142,046

2024
Interest income	$3,001,500	$405,317	$30,765	$3,437,582	$40,015	$3,477,597
Interest expense	1,465,237	49,030	795	1,515,062	—	1,515,062
Net interest income	1,536,263	356,287	29,970	1,922,520	40,015	1,962,535
Provision for credit losses	88,345	12,702	—	101,047	—	101,047
Non-interest income	279,845	119,339	168,134	567,318	(78,993)	488,325
Non-interest expense:
Salaries	364,144	61,070	38,989	464,203	1,769	465,972
Commissions and incentive compensation	130,516	36,130	48,873	215,519	—	215,519
Benefits	106,994	18,686	9,937	135,617	—	135,617
Other segment expenses (1)	500,327	91,479	34,557	626,363	(40,747)	585,616
Total non-interest expense	1,101,981	207,365	132,356	1,441,702	(38,978)	1,402,724
Income before taxes	625,782	255,559	65,748	947,089	—	947,089
Income tax expense	167,072	69,214	15,758	252,044	—	252,044
Net income	$458,710	$186,345	$49,990	$695,045	$—	$695,045
Total assets at end of year	$52,500,643	$11,234,012	$1,145,013	$64,879,668	$—	$64,879,668

2023
Interest income	$2,462,103	$362,035	$33,867	$2,858,005	$35,109	$2,893,114
Interest expense	1,021,128	32,991	1,131	1,055,250	—	1,055,250
Net interest income	1,440,975	329,044	32,736	1,802,755	35,109	1,837,864
Provision for credit losses	104,895	9,495	—	114,390	—	114,390
Non-interest income	263,023	105,992	136,561	505,576	(71,470)	434,106
Non-interest expense:
Salaries	340,993	57,024	39,129	437,146	1,666	438,812
Commissions and incentive compensation	110,986	30,395	40,720	182,101	—	182,101
Benefits	100,190	17,070	9,840	127,100	—	127,100
Other segment expenses (1)	484,263	82,024	36,226	602,513	(38,027)	564,486
Total non-interest expense	1,036,432	186,513	125,915	1,348,860	(36,361)	1,312,499
Income before taxes	562,671	239,028	43,382	845,081	—	845,081
Income tax expense	148,612	63,484	10,359	222,455	—	222,455
Net income	$414,059	$175,544	$33,023	$622,626	$—	$622,626
Total assets at end of year	$44,355,786	$10,664,887	$1,239,261	$56,259,934	$—	$56,259,934
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

(25) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Statements of Financial Condition

	December 31,
(In thousands)	2025	2024
Assets
Cash	$281,521	$196,969
Available-for-sale debt securities and equity securities with readily determinable fair value	19,354	16,240
Investment in and receivable from subsidiaries	7,399,171	6,674,426
Goodwill	8,371	8,371
Other assets	348,745	371,284
Total assets	$8,057,162	$7,267,290

Liabilities and Shareholders’ Equity
Other liabilities	$190,386	$171,275
Subordinated notes	298,636	298,283
Other borrowings	55,859	199,869
Junior subordinated debentures	253,566	253,566
Shareholders’ equity	7,258,715	6,344,297
Total liabilities and shareholders’ equity	$8,057,162	$7,267,290

Statements of Income

	Years Ended December 31,
(In thousands)	2025	2024	2023
Income
Dividends and other revenue from subsidiaries	$661,436	$548,232	$433,784
Other income (losses)	4,198	(1,781)	1,729
Total income	$665,634	$546,451	$435,513
Expenses
Interest expense	$41,911	$49,306	$53,612
Salaries and employee benefits	188,657	159,725	145,011
Other expenses	188,920	182,255	160,259
Total expenses	$419,488	$391,286	$358,882
Income before income taxes and equity in undistributed income of subsidiaries	$246,146	$155,165	$76,631
Income tax benefit	89,010	79,684	72,260
Income before equity in undistributed net income of subsidiaries	$335,156	$234,849	$148,891
Equity in undistributed net income of subsidiaries	488,688	460,196	473,735
Net income	$823,844	$695,045	$622,626

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2025	2024	2023
Operating Activities:
Net income	$823,844	$695,045	$622,626
Adjustments to reconcile net income to net cash provided by operating activities
(Losses) gains on available-for-sale debt securities and equity securities with readily determinable fair value, net	(2,442)	913	(442)
Depreciation and amortization	38,933	35,627	25,840
Deferred income tax benefit (expense)	6,203	(9,449)	(6,176)
Stock-based compensation expense	17,772	16,401	14,154
Decrease (increase) in other assets	21,987	(3,862)	(3,978)
Increase (decrease) in other liabilities	12,892	8,802	(6,059)
Equity in undistributed net income of subsidiaries	(488,688)	(460,196)	(473,735)
Net Cash Provided by Operating activities	$430,501	$283,281	$172,230

Investing Activities:
Net cash paid in business combination	$—	$(38)	$—
Other investing activity, net	(39,546)	(37,764)	(25,965)
Net Cash Used for Investing Activities	$(39,546)	$(37,802)	$(25,965)

Financing Activities:
Decrease in other borrowings and junior subordinated debentures, net	$(142,845)	$(30,668)	$(30,641)
Repayment of subordinated note	—	(140,000)	—
Proceeds from issuance of Series F Preferred Stock, net	414,148	—	—
Redemption of Series D and Series E Preferred Stock, net	(412,500)	—	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and director compensation plan	7,220	6,694	8,309
Dividends paid	(169,423)	(143,280)	(125,690)
Common stock repurchases for tax withholdings related to stock-based compensation	(3,003)	(3,936)	(1,913)
Net Cash Used for Financing activities	$(306,403)	$(311,190)	$(149,935)

Net Increase (Decrease) in Cash and Cash Equivalents	$84,552	$(65,711)	$(3,670)
Cash and Cash Equivalents at Beginning of Year	196,969	262,680	266,350
Cash and Cash Equivalents at End of Year	$281,521	$196,969	$262,680

(26) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2025, 2024 and 2023:

(In thousands, except per share data)		2025	2024	2023
Net income		$823,844	$695,045	$622,626
Less: Preferred stock dividends		35,644	27,964	27,964
Less: Preferred stock redemption		14,046	—	—
Net income applicable to common shares	(A)	$774,154	$667,081	$594,662

Weighted average common shares outstanding	(B)	66,896	63,685	61,149
Effect of dilutive potential common shares:
Common stock equivalents		998	1,016	938
Weighted average common shares and effect of dilutive potential common shares	(C)	67,894	64,701	62,087
Net income per common share:
Basic	(A/B)	$11.57	$10.47	$9.72
Diluted	(A/C)	11.40	10.31	9.58

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2025, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2025, the Company's system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria.

Ernst & Young LLP (PCAOB ID 42), the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

/s/ Timothy S. Crane	/s/ David L. Stoehr
Timothy S. Crane	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wintrust Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
February 26, 2026

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 28, 2026 (the “Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors,” “Executive Officers of the Company,” “Board of Directors, Committees and Governance” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

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

The following table summarizes information as of December 31, 2025, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	85,000	—	—
WTFC 2007 Stock Incentive Plan	2,876	—	—
WTFC 2015 Stock Incentive Plan	23,147	—	—
WTFC 2022 Stock Incentive Plan	1,318,422	—	—
WTFC 2025 Stock Incentive Plan	18,921	—	2,185,493
WTFC Employee Stock Purchase Plan	—	—	109,826
WTFC Directors Deferred Fee and Stock Plan	—	—	337,499
	1,448,366	—	2,632,818
Equity compensation plans not approved by security holders (1)
N/A	—	—	—
Total	1,448,366	—	2,632,818
(1)Excludes 5,675 shares of the Company’s common stock issuable pursuant to the exercise of options granted under the plan of STC Bancshares Corporation. The weighted average exercise price of these options is $44.81. No additional awards will be made under this plan.

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:
•Consolidated Statements of Condition as of December 31, 2025 and 2024
•Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

2	Financial Statement Schedules
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibits 3.1 and 3.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2011 and Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2	Certificate of Designation of Wintrust Financial Corporation filed on May 9, 2025 with the Secretary of the State of Illinois designating the preferences, limitation, voting powers and relative rights of the Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2025).

3.3	Statement of Resolution of the Board or Directors of Wintrust Financial Corporation Regarding the Series D Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2025).

3.4	Statement of Resolution of the Board or Directors of Wintrust Financial Corporation Regarding the Series E Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2025).

3.5	Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2024).

4.1
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2024).

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.3	Form of Subordinated Indenture between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on May 6, 2020).

4.4	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.1 hereto).

4.5	Deposit Agreement, dated as of May 22, 2025, among Wintrust Financial Corporation, U.S. Bank Trust Company, National Association, as Depositary, and the holders from time to time of the Depositary Receipts issued thereunder (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2025).

4.6	First Supplemental Indenture, dated June 13, 2014 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2014).

4.7	Second Supplemental Indenture, dated June 6, 2019 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2019).

4.8	Form of 4.850% Subordinated Notes due 2029 (incorporated by reference to Exhibit A in Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2019).

10.1	Amended and Restated Credit Agreement, dated as of December 12, 2022, by and among Wintrust Financial Corporation, as Borrower, the lenders who are party to the Agreement and the lenders who may become a party to the Agreement pursuant to terms hereof, as Lenders, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2022).

10.2	First Amendment, dated as of July 17, 2023 to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2023).

10.3	Second Amendment, dated as of December 11, 2023 to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2023).

10.4	Third Amendment, dated as of December 6, 2024 to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and U.S. Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2024).

10.5	Fourth Amendment, dated as of December 4, 2025 to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and U.S. Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2025).

10.6	Fifth Amendment, dated as of December 4, 2025 to the Credit Agreement dated December 12, 2022, as amended and restated, among the Company, the lenders named therein, and U.S. Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2025).

10.7	Receivables Purchase Agreement, dated as of December 16, 2014, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2014).

10.8	First Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2015, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2016).

10.9	Second Amending Agreement to the Receivables Purchase Agreement, dated September 9, 2016, by and among First Insurance Funding of Canada, Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.10	Third Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2017, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.11	Fourth Amending Agreement to the Receivables Purchase Agreement, dated June 29, 2018, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.12	Fifth Amending Agreement to the Receivables Purchase Agreement, dated as of February 15, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.13	Sixth Amending Agreement to the Receivables Purchase Agreement, dated as of May 27, 2019 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.14	Seventh Amending Agreement to the Receivables Purchase Agreement, date as of January 15, 2020 by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.15	Eighth Amending Agreement to the Receivables Purchase Agreement, dated May 20, 2020, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.16	Ninth Amending Agreement to the Receivables Purchase Agreement, dated January 15, 2021, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust, in its capacity as trustee of the PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.17	Tenth Amending Agreement to the Receivables Purchase Agreement, dated as of May 2, 2022, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022).

10.18	Eleventh Amending Agreement to the Receivables Purchase Agreement, dated as of May 31, 2023, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2023).

10.19	Twelfth Amending Agreement to the Receivables Purchase Agreement, dated as of August 29, 2024, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024).

10.20	Thirteenth Amending Agreement to the Receivables Purchase Agreement, dated as of December 15, 2025, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company in its capacity as trustee of PLAZA Trust, by its Financial Service Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2025).

10.21	Performance Guarantee, made as of December 16, 2014, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.22	Performance Guarantee Confirmation, made as of December 15, 2017, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.23	Performance Guarantee Confirmation, dated as of June 28, 2018, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.24	Performance Guarantee Confirmation, dated as of February 15, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019).

10.25	Performance Guarantee Confirmation, dated as of May 27, 2019, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2019).

10.26	Performance Guarantee Confirmation, dated as of January 15, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2020).

10.27	Performance Guarantee Confirmation, dated as of May 20, 2020, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2020).

10.28	Performance Guarantee Confirmation, dated as of January 15, 2021, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

10.29	Performance Guarantee Confirmation, dated as of May 2, 2022, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2022).

10.30	Performance Guarantee Confirmation, dated as of May 31, 2023, confirming the Performance Guarantee dates as of December 16, 2014, by and between the Company and PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2023).

10.31	Performance Guarantee Confirmation, dated as of August 29, 2024, confirming the Performance Guarantee dated as of December 16, 2014, by and between the Company and Plaza Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2024).

10.32	Performance Guarantee Confirmation, dated as of December 15, 2025, confirming the Performance Guarantee dated as of December 16, 2014, by and between the Company and Plaza Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2025).

10.33	Fee Letter dated as of December 15, 2025 by CIBC Mellon Trust Company, in its capacity as trustee of Plaza Trust, by its Financial Service Agent, Royal Bank of Canada and acknowledged by First Insurance Funding of Canada Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2025).

10.34	Junior Subordinated Indenture, dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.35	Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.36	Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.37	Indenture, dated as of September 1, 2006, between the Company and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.38	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among the Company, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.39	Guarantee Agreement, dated as of September 1, 2006, between the Company, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.40	Amended and Restated Employment Agreement, dated as of January 26, 2023, between the Company and Edward J. Wehmer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).*

10.41	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.42	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.43	Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.44	Amended and Restated Employment Agreement, dated as of January 26, 2023, between the Company and Timothy S. Crane (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).*

10.45	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.46	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.47	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.48	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.49	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.50	Wintrust Financial Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).*

10.51	Wintrust Financial Corporation 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2022).*

10.52	Wintrust Financial Corporation 2025 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 23, 2025).*

10.53	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.54	Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.55	Form of Restricted Stock Unit Award, Agreement under Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.56	Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.57	Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.58	Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.59	Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.60	Form of Performance Share Unit Agreement - Shares Settled under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).

10.61	Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.62	Form of Performance Award Agreement - Shares Settled under Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.63	Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.64	Form of Performance Share Unit Agreement - Cash Settled under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015).

10.65	Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.66	Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).*

10.67	Second Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 8, 2021).*

10.68	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.69	Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.70	Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.71	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.72	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

19.1	Wintrust Financial Corporation Insider Trading and Confidentiality Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy on Recoupment of Incentive Compensation.

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 26, 2026	By:	/s/ TIMOTHY S. CRANE
Timothy S. Crane, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Chairman of the Board of Directors	February 26, 2026

/s/ TIMOTHY S. CRANE Timothy S. Crane	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2026

/s/ JEFFREY D. HAHNFELD Jeffrey D. Hahnfeld	Executive Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026

/s/ ELIZABETH H. CONNELLY Elizabeth H. Connelly	Director	February 26, 2026

/s/ PETER D. CRIST Peter D. Crist	Director	February 26, 2026

/s/ WILLIAM J. DOYLE William J. Doyle	Director	February 26, 2026

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 26, 2026

/s/ BRIAN A. KENNEY Brian A. Kenney	Director	February 26, 2026

/s/ LAURA A. KOHL Laura A. Kohl	Director	February 26, 2026

/s/ DEBORAH L. HALL LEFEVRE Deborah L. Hall Lefevre	Director	February 26, 2026

/s/ SUZET M. MCKINNEY Suzet M. McKinney	Director	February 26, 2026

/s/ DAVID S. RICHTER David S. Richter	Director	February 26, 2026

/s/ GREGORY A. SMITH Gregory A. Smith	Director	February 26, 2026

/s/ KARIN GUSTAFSON TEGLIA Karin Gustafson Teglia	Director	February 26, 2026

/s/ ALEX E. WASHINGTON, III Alex E. Washington, III	Director	February 26, 2026

