Form 10-Q
period 2026-03-31
WINTRUST FINANCIAL CORP
filed 2026-05-06
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Common Stock — no par value, 67,447,756 shares, as of April 30, 2026

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2026	December 31, 2025	March 31, 2025
Assets
Cash and due from banks	$543,654	$467,874	$616,216
Federal funds sold and securities purchased under resale agreements	65	64	63
Interest-bearing deposits with banks	3,051,665	3,180,553	4,238,237
Available-for-sale securities, at fair value	7,244,282	6,236,263	4,220,305
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $257, $260 and $446 at March 31, 2026, December 31, 2025 and March 31, 2025, respectively ($2.7 billion, $2.8 billion and $2.9 billion fair value at March 31, 2026, December 31, 2025 and March 31, 2025, respectively)	3,270,207	3,343,905	3,564,490
Equity securities with readily determinable fair value	63,786	63,770	270,442
Federal Home Loan Bank and Federal Reserve Bank stock	292,044	291,881	281,893
Mortgage loans held-for-sale, at fair value	383,405	340,745	316,804
Loans, net of unearned income	54,071,292	53,105,101	48,708,390
Allowance for loan losses	(390,651)	(379,283)	(378,207)
Net loans	53,680,641	52,725,818	48,330,183
Premises, software and equipment, net	777,603	781,611	776,679
Lease investments, net	362,766	360,646	280,472
Accrued interest receivable and other assets	1,596,617	1,617,682	1,598,255
Receivable on unsettled securities sales	—	835,275	463,023
Goodwill	797,658	797,960	796,932
Other acquisition-related intangible assets	93,040	97,999	116,072
Total assets	$72,157,433	$71,142,046	$65,870,066

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$12,112,891	$11,423,701	$11,201,859
Interest-bearing	46,801,491	46,293,490	42,368,179
Total deposits	58,914,382	57,717,191	53,570,038
Federal Home Loan Bank advances	3,451,309	3,451,309	3,151,309
Other borrowings	340,647	477,966	529,269
Subordinated notes	298,717	298,636	298,360
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,520,712	1,684,663	1,466,987
Total liabilities	64,779,333	63,883,331	59,269,529
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; no shares issued and outstanding at March 31, 2026 and December 31, 2025 and 5,000,000 shares issued and outstanding at March 31, 2025	—	—	125,000
Series E - $25,000 liquidation value; no shares issued and outstanding at March 31, 2026 and December 31, 2025 and 11,500 shares issued and outstanding at March 31, 2025	—	—	287,500
Series F - $25,000 liquidation value; 17,000 shares issued and outstanding at March 31, 2026 and December 31, 2025 and no shares issued and outstanding at March 31, 2025	425,000	425,000	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2026, December 31, 2025 and March 31, 2025; 67,563,372 shares issued at March 31, 2026, 67,062,182 shares issued at December 31, 2025 and 67,006,594 shares issued at March 31, 2025	67,563	67,062	67,007
Surplus	2,546,754	2,534,024	2,494,347
Treasury stock, at cost, 126,072 shares at March 31, 2026, 87,269 shares at December 31, 2025, and 87,269 shares at March 31, 2025	(13,970)	(9,156)	(9,156)
Retained earnings	4,719,561	4,537,539	4,045,854
Accumulated other comprehensive loss	(366,808)	(295,754)	(410,015)
Total shareholders’ equity	7,378,100	7,258,715	6,600,537
Total liabilities and shareholders’ equity	$72,157,433	$71,142,046	$65,870,066
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Interest income
Interest and fees on loans	$797,889	$768,362
Mortgage loans held-for-sale	4,615	4,246
Interest-bearing deposits with banks	19,150	36,766
Federal funds sold and securities purchased under resale agreements	64	179
Investment securities	100,278	72,016
Trading account securities	—	11
Federal Home Loan Bank and Federal Reserve Bank stock	5,564	5,307
Brokerage customer receivables	—	78
Total interest income	927,560	886,965
Interest expense
Interest on deposits	309,187	320,233
Interest on Federal Home Loan Bank advances	27,701	25,441
Interest on other borrowings	4,026	6,792
Interest on subordinated notes	3,719	3,714
Interest on junior subordinated debentures	3,903	4,311
Total interest expense	348,536	360,491
Net interest income	579,024	526,474
Provision for credit losses	29,594	23,963
Net interest income after provision for credit losses	549,430	502,511
Non-interest income
Wealth management	42,059	34,042
Mortgage banking	23,396	20,529
Service charges on deposit accounts	20,970	19,362
(Losses) gains on investment securities, net	(31)	3,196
Fees from covered call options	4,669	3,446
Trading gains (losses), net	10	(64)
Operating lease income, net	19,154	15,287
Other	23,915	20,836
Total non-interest income	134,142	116,634
Non-interest expense
Salaries and employee benefits	228,447	211,526
Software and equipment	35,654	34,717
Operating lease equipment	10,987	10,471
Occupancy, net	20,566	20,778
Data processing	11,266	11,274
Advertising and marketing	13,218	12,272
Professional fees	7,375	9,044
Amortization of other acquisition-related intangible assets	4,958	5,618
FDIC insurance	10,990	10,926
Other real estate owned expense, net	207	643
Other	38,964	38,821
Total non-interest expense	382,632	366,090
Income before taxes	300,940	253,055
Income tax expense	73,552	64,016
Net income	$227,388	$189,039
Preferred stock dividends	8,367	6,991
Net income applicable to common shares	$219,021	$182,048
Net income per common share—Basic	$3.26	$2.73
Net income per common share—Diluted	$3.22	$2.69
Cash dividends declared per common share	$0.55	$0.50
Weighted average common shares outstanding	67,246	66,726
Dilutive potential common shares	851	923
Average common shares and dilutive common shares	68,097	67,649
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Net income	$227,388	$189,039
Unrealized (losses) gains on available-for-sale securities
Before tax	(60,496)	74,826
Tax effect	15,729	(19,455)
Net of tax	(44,767)	55,371
Reclassification of net losses on available-for-sale securities included in net income
Before tax	(2)	(301)
Tax effect	1	78
Net of tax	(1)	(223)
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	13	11
Tax effect	(3)	(3)
Net of tax	10	8
Net unrealized (losses) gains on available-for-sale securities	(44,776)	55,586
Unrealized (losses) gains on derivative instruments
Before tax	(29,446)	58,073
Tax effect	7,656	(15,099)
Net unrealized (losses) gains on derivative instruments	(21,790)	42,974
Foreign currency adjustment
Before tax	(5,436)	(278)
Tax effect	948	38
Net foreign currency adjustment	(4,488)	(240)
Total other comprehensive (loss) income	(71,054)	98,320
Comprehensive income	$156,334	$287,359
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity

Balance at January 1, 2025	$412,500	$66,560	$2,482,561	$(6,153)	$3,897,164	$(508,335)	$6,344,297
Net income	—	—	—	—	189,039	—	189,039
Other comprehensive income, net of tax	—	—	—	—	—	98,320	98,320
Cash dividends declared on common stock, $0.50 per share	—	—	—	—	(33,358)	—	(33,358)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	10,411	—	—	—	10,411
Common stock issued for:
Exercise of stock options	—	5	214	—	—	—	219
Restricted stock awards	—	417	(417)	(3,003)	—	—	(3,003)
Employee stock purchase plan	—	7	768	—	—	—	775
Director compensation plan	—	18	810	—	—	—	828
Balance at March 31, 2025	$412,500	$67,007	$2,494,347	$(9,156)	$4,045,854	$(410,015)	$6,600,537

Balance at January 1, 2026	$425,000	$67,062	$2,534,024	$(9,156)	$4,537,539	$(295,754)	$7,258,715
Net income	—	—	—	—	227,388	—	227,388
Other comprehensive loss, net of tax	—	—	—	—	—	(71,054)	(71,054)
Cash dividends declared on common stock, $0.55 per share	—	—	—	—	(36,999)	—	(36,999)
Dividends on Series F preferred stock, $492.19 per share	—	—	—	—	(8,367)	—	(8,367)
Stock-based compensation	—	—	11,324	—	—	—	11,324
Common stock issued for:
Exercise of stock options	—	2	93	—	—	—	95
Restricted stock awards	—	464	(464)	(4,814)	—	—	(4,814)
Employee stock purchase plan	—	6	796	—	—	—	802
Director compensation plan	—	29	981	—	—	—	1,010
Balance at March 31, 2026	$425,000	$67,563	$2,546,754	$(13,970)	$4,719,561	$(366,808)	$7,378,100
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Operating Activities:
Net income	$227,388	$189,039
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	29,594	23,963
Depreciation, amortization and accretion, net	29,927	29,488
Stock-based compensation expense	11,324	10,411
Accretion of discount on securities, net	(7,734)	(531)
Amortization (accretion) of discount and deferred fees on loans, net	14,143	(5,908)
Mortgage servicing rights fair value changes	207	12,150
Non-designated derivatives fair value changes, net	1,511	56,603
Originations and purchases of mortgage loans held-for-sale	(593,993)	(460,453)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(23,205)	5,255
Proceeds from sales of mortgage loans held-for-sale	568,725	470,250
Bank owned life insurance (“BOLI”) gains	(948)	(796)
Decrease in trading securities, net	—	4,072
Decrease in brokerage customer receivables, net	—	18,102
Gains on mortgage loans sold	(17,706)	(13,766)
Losses (gains) on investment securities, net, and dividend reinvestment on equity securities	31	(3,196)
Losses on sales of premises and equipment, net	56	173
(Gains) losses on sales and fair value adjustments of other real estate owned, net	(167)	491
Decrease in accrued interest receivable and other assets, net	823,271	107,816
Decrease in accrued interest payable and other liabilities, net	(135,241)	(323,409)
Net Cash Provided by Operating Activities	927,183	119,754
Investing Activities:
Proceeds from payments and maturities of available-for-sale securities	204,357	135,124
Proceeds from payments, maturities and calls of held-to-maturity securities	73,537	48,565
Proceeds from sales of equity securities with readily determinable fair value	—	5,000
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	646	—
Purchases of available-for-sale securities	(1,264,988)	(601,365)
Purchases of equity securities with readily determinable fair value	(300)	(56,019)
Purchases of equity securities without readily determinable fair value	(964)	(1,053)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(163)	(486)
Distributions from investments in partnerships, net	1,430	869
Proceeds from sales of other real estate owned	4,760	—
Decrease in interest-bearing deposits with banks, net	126,618	171,531
Increase in loans, net	(998,702)	(682,839)
Redemption of BOLI	2	—
(Purchases) sales of premises and equipment, net	(13,210)	7,299
Net Cash Used for Investing Activities	(1,866,977)	(973,374)
Financing Activities:
Increase in deposit accounts, net	1,197,191	1,057,689
Decrease in other borrowings, net	(133,343)	(4,796)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and director compensation plan	1,907	1,822
Common stock repurchases for tax withholdings related to stock-based compensation	(4,814)	(3,003)
Dividends paid	(45,366)	(40,349)
Net Cash Provided by Financing Activities	1,015,575	1,011,363
Net Increase in Cash and Cash Equivalents	75,781	157,743
Cash and Cash Equivalents at Beginning of Period	467,938	458,536
Cash and Cash Equivalents at End of Period	$543,719	$616,279
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

The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”). The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, including the allowance for loan losses, the allowance for unfunded commitment losses and the allowance for held-to-maturity securities losses, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company’s significant accounting policies are included in Note (1) “Summary of Significant Accounting Policies” of the 2025 Form 10-K. In preparation of these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

(2) Recent Accounting Developments

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public business entities to disclose additional information about specific expense categories including employee compensation, depreciation, intangible asset amortization, etc., as well as qualitative descriptions of certain expenses, in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance is to be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU No. 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted ASU No. 2024-04 as of January 1, 2026. Adoption of this standard did not impact the Company’s consolidated financial statements.

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

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which provides public business entities with a practical expedient—and private companies an accounting policy election—when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic Accounting Standards Codification (“ASC”) 606. In developing reasonable and supportable forecasts—if an entity elects the practical expedient—it assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets in scope. The Company adopted ASU No. 2025-05 as of January 1, 2026. Adoption of this standard did not impact the Company’s consolidated financial statements as the Company did not elect the practical expedient.

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

Credit Losses - Purchased Loans

In November 2025, the FASB issued ASU No. 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” which expands the population of acquired financial assets subject to the gross-up approach under Topic 326. Loans—excluding credit cards—acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. The Company early adopted ASU No. 2025-08 as of January 1, 2026. Adoption of this standard did not impact the Company’s consolidated financial statements in the current period as no acquisition occurred.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$5,000	$14	$—	$5,014
U.S. government agencies	50,000	—	(3,031)	46,969
Municipal	175,440	1,145	(2,326)	174,259
Corporate notes:
Financial issuers	79,000	—	(2,403)	76,597
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Residential mortgage-backed securities	6,420,181	9,567	(438,090)	5,991,658
Commercial (multi-family) mortgage-backed securities	326,241	308	(8,052)	318,497
Collateralized mortgage obligations	647,131	923	(17,766)	630,288
Total available-for-sale securities	$7,703,993	$11,957	$(471,668)	$7,244,282
Held-to-maturity securities
U.S. government agencies	$313,541	$—	$(59,677)	$253,864
Municipal	139,117	277	(2,561)	136,833
Mortgage-backed: (1)
Residential mortgage-backed securities	2,613,914	3,964	(492,262)	2,125,616
Commercial (multi-family) mortgage-backed securities	6,269	26	(91)	6,204
Collateralized mortgage obligations	168,590	450	(17,551)	151,489
Corporate notes	29,033	—	(259)	28,774
Total held-to-maturity securities	$3,270,464	$4,717	$(572,401)	$2,702,780
Less: Allowance for credit losses	(257)
Held-to-maturity securities, net of allowance for credit losses	$3,270,207
Equity securities with readily determinable fair value	$61,511	$6,174	$(3,899)	$63,786
(1)None of our mortgage-backed securities are subprime.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$6,999	$36	$—	$7,035
U.S. government agencies	50,000	—	(2,529)	47,471
Municipal	162,373	1,643	(1,850)	162,166
Corporate notes:
Financial issuers	79,000	—	(2,704)	76,296
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Residential mortgage-backed securities	5,533,710	25,926	(402,953)	5,156,683
Commercial (multi-family) mortgage-backed securities	280,969	570	(4,986)	276,553
Collateralized mortgage obligations	521,430	2,305	(14,675)	509,060
Total available-for-sale securities	$6,635,481	$30,480	$(429,698)	$6,236,263
Held-to-maturity securities
U.S. government agencies	$313,541	$—	$(57,269)	$256,272
Municipal	144,192	451	(2,012)	142,631
Mortgage-backed: (1)
Residential Mortgage-backed securities	2,667,371	7,503	(491,124)	2,183,750
Commercial (multi-family) mortgage-backed securities	6,293	72	(92)	6,273
Collateralized mortgage obligations	177,671	836	(16,989)	161,518
Corporate notes	35,097	2	(396)	34,703
Total held-to-maturity securities	$3,344,165	$8,864	$(567,882)	$2,785,147
Less: Allowance for credit losses	(260)
Held-to-maturity securities, net of allowance for credit losses	$3,343,905
Equity securities with readily determinable fair value	$61,211	$6,318	$(3,759)	$63,770
(1)None of our mortgage-backed securities are subprime.

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$12,943	$51	$—	$12,994
U.S. government agencies	50,000	—	(4,056)	45,944
Municipal	190,670	1,063	(3,584)	188,149
Corporate notes:
Financial issuers	83,997	—	(3,562)	80,435
Other	1,000	—	(0)	1,000
Mortgage-backed: (1)
Residential mortgage-backed securities	4,067,349	907	(482,256)	3,586,000
Commercial (multi-family) mortgage-backed securities	58,205	118	(1,696)	56,627
Collateralized mortgage obligations	265,070	1,250	(17,164)	249,156
Total available-for-sale securities	$4,729,234	$3,389	$(512,318)	$4,220,305
Held-to-maturity securities
U.S. government agencies	$313,539	$—	$(62,627)	$250,912
Municipal	158,307	303	(4,964)	153,646
Mortgage-backed: (1)
Residential mortgage-backed securities	2,825,859	1,072	(555,525)	2,271,406
Commercial (multi-family) mortgage-backed securities	6,351	20	(134)	6,237
Collateralized mortgage obligations	204,199	763	(19,678)	185,284
Corporate notes	56,681	14	(1,367)	55,328
Total held-to-maturity securities	$3,564,936	$2,172	$(644,295)	$2,922,813
Less: Allowance for credit losses	(446)
Held-to-maturity securities, net of allowance for credit losses	$3,564,490
Equity securities with readily determinable fair value	$272,400	$5,254	$(7,212)	$270,442
(1)None of our mortgage-backed securities are subprime.

Equity securities without readily determinable fair values totaled $69.3 million as of March 31, 2026. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. During the three months ended March 31, 2026, the Company recorded no upward or downward adjustments related to such observable price changes. During the three months ended March 31, 2025, the Company recorded a downward adjustment of $20,000 related to such observable price changes. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three months ended March 31, 2026 and March 31, 2025, the Company recorded no impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. government agencies	$—	$—	$46,969	$(3,031)	$46,969	$(3,031)
Municipal	63,183	(608)	29,491	(1,718)	92,674	(2,326)
Corporate notes:
Financial issuers	—	—	76,597	(2,403)	76,597	(2,403)
Mortgage-backed: (1)
Residential mortgage-backed securities	2,938,020	(35,434)	2,097,732	(402,656)	5,035,752	(438,090)
Commercial (multi-family) mortgage-backed securities	232,695	(5,441)	44,959	(2,611)	277,654	(8,052)
Collateralized mortgage obligations	401,355	(2,767)	61,797	(14,999)	463,152	(17,766)
Total available-for-sale securities	$3,635,253	$(44,250)	$2,357,545	$(427,418)	$5,992,798	$(471,668)
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

The Company does not consider available-for-sale securities with unrealized losses at March 31, 2026 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at March 31, 2026 were primarily mortgage-backed securities with unrealized losses due to increased market rates subsequent to the date the securities were purchased.

See Note (7) “Allowance for Credit Losses” in Item 1 of this report for further discussion regarding any credit losses associated with held-to-maturity securities at March 31, 2026.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended March 31,
(In thousands)	2026	2025
Realized gains on investment securities	$264	$189
Realized losses on investment securities	(11)	(361)
Net realized gains (losses) on investment securities	253	(172)

Unrealized gains on equity securities with readily determinable fair value	206	3,445
Unrealized losses on equity securities with readily determinable fair value	(490)	(57)
Net unrealized (losses) gains on equity securities with readily determinable fair value	(284)	3,388
Downward adjustments of equity securities without readily determinable fair values	—	(20)
(Losses) gains on investment securities, net	$(31)	$3,196

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2026, December 31, 2025 and March 31, 2025, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2026		December 31, 2025		March 31, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$52,659	$52,630	$47,978	$47,915	$61,653	$61,702
Due in one to five years	144,558	142,218	143,352	141,123	160,377	156,869
Due in five to ten years	83,262	81,813	80,561	79,672	89,444	85,935
Due after ten years	29,961	27,178	27,481	25,257	27,136	24,016
Mortgage-backed	7,393,553	6,940,443	6,336,109	5,942,296	4,390,624	3,891,783
Total available-for-sale securities	$7,703,993	$7,244,282	$6,635,481	$6,236,263	$4,729,234	$4,220,305
Held-to-maturity securities
Due in one year or less	$41,651	$41,412	$47,030	$46,630	$27,766	$27,436
Due in one to five years	77,489	77,218	76,452	76,366	103,583	101,546
Due in five to ten years	60,440	56,617	67,195	63,882	94,324	88,875
Due after ten years	302,111	244,224	302,153	246,728	302,854	242,029
Mortgage-backed	2,788,773	2,283,309	2,851,335	2,351,541	3,036,409	2,462,927
Total held-to-maturity securities	$3,270,464	$2,702,780	$3,344,165	$2,785,147	$3,564,936	$2,922,813
Less: Allowance for credit losses	(257)		(260)		(446)
Held-to-maturity securities, net of allowance for credit losses	$3,270,207		$3,343,905		$3,564,490

Securities having a carrying value of $9.4 billion at March 31, 2026 as well as securities having a carrying value of $8.6 billion and $7.0 billion at December 31, 2025 and March 31, 2025, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) discount window, securities sold under repurchase agreements and derivatives. At March 31, 2026, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2026	2025	2025
Balance:
Commercial	$17,763,221	$17,044,686	$15,931,326
Commercial real estate	14,162,286	13,940,736	12,914,901
Home equity	471,264	480,525	455,683
Residential real estate	4,465,166	4,317,232	3,685,159
Premium finance receivables—property & casualty	7,890,331	8,183,416	7,239,862
Premium finance receivables—life insurance	9,196,382	9,023,642	8,365,140
Consumer and other	122,642	114,864	116,319
Total loans, net of unearned income	$54,071,292	$53,105,101	$48,708,390
Mix:
Commercial	33%	32%	33%
Commercial real estate	26	26	26
Home equity	1	1	1
Residential real estate	8	8	8
Premium finance receivables—property & casualty	15	16	15
Premium finance receivables—life insurance	17	17	17
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $260.0 million at March 31, 2026, $268.6 million at December 31, 2025 and $261.1 million at March 31, 2025.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $93.3 million at March 31, 2026, $77.9 million at December 31, 2025 and $80.1 million at March 31, 2025.

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

(7) Allowance for Credit Losses

In accordance with ASC 326, the Company is required to measure the allowance for credit losses of financial assets with similar risk characteristics on a collective or pooled basis. In considering the segmentation of financial assets measured at amortized cost into pools, the Company considered various risk characteristics in its analysis. Generally, the segmentation utilized represents the level at which the Company develops and documents its systematic methodology to determine the allowance for credit losses for the financial assets held at amortized cost, specifically the Company's loan portfolio and debt securities classified as held-to-maturity. Descriptions of the Company’s loan portfolio segments and major debt security types are included in Note (5) “Allowance for Credit Losses” of the 2025 Form 10-K.

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $326.0 million at March 31, 2026, $312.2 million at December 31, 2025, and $335.4 million at March 31, 2025.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at March 31, 2026, December 31, 2025 and March 31, 2025:

As of March 31, 2026		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$87,750	$—	$9,996	$90,389	$17,575,086	$17,763,221
Commercial real estate
Construction and development	860	—	—	7,607	2,315,475	2,323,942
Non-construction	15,897	—	17,133	46,536	11,758,778	11,838,344
Home equity	1,142	—	463	2,012	467,647	471,264
Residential real estate, excluding early buy-out loans	27,360	—	129	30,854	4,261,598	4,319,941
Premium finance receivables—property & casualty	33,891	15,823	16,188	47,936	7,776,493	7,890,331
Premium finance receivables—life insurance	—	—	22,690	58,760	9,114,932	9,196,382
Consumer and other	16	10	130	230	122,256	122,642
Total loans, net of unearned income, excluding early buy-out loans	$166,916	$15,833	$66,729	$284,324	$53,392,265	$53,926,067
Early buy-out loans guaranteed by U.S. government agencies (1)	—	55,678	—	410	89,137	145,225
Total loans, net of unearned income	$166,916	$71,511	$66,729	$284,734	$53,481,402	$54,071,292
(1)Early buy-out loans are insured or guaranteed by the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

As of December 31, 2025		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$78,059	$—	$22,952	$90,205	$16,853,470	$17,044,686
Commercial real estate
Construction and development	2,976	—	1,260	13,456	2,391,890	2,409,582
Non-construction	22,171	—	18,269	52,145	11,438,569	11,531,154
Home equity	1,221	—	1,112	2,818	475,374	480,525
Residential real estate, excluding early buy-out loans	32,862	—	7,562	24,908	4,106,107	4,171,439
Premium finance receivables—property & casualty	29,354	19,115	29,294	57,685	8,047,968	8,183,416
Premium finance receivables—life insurance	—	—	13,887	22,806	8,986,949	9,023,642
Consumer and other	8	42	466	643	113,705	114,864
Total loans, net of unearned income, excluding early buy-out loans	$166,651	$19,157	$94,802	$264,666	$52,414,032	$52,959,308
Early buy-out loans guaranteed by U.S. government agencies (1)	—	53,848	204	1,316	90,425	145,793
Total loans, net of unearned income	$166,651	$73,005	$95,006	$265,982	$52,504,457	$53,105,101
(1)Early buy-out loans are insured or guaranteed by the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

As of March 31, 2025		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$70,560	$46	$15,243	$97,397	$15,748,080	$15,931,326
Commercial real estate
Construction and development	3,613	—	820	3,994	2,440,454	2,448,881
Non-construction	22,574	—	6,175	79,659	10,357,612	10,466,020
Home equity	2,070	—	984	3,403	449,226	455,683
Residential real estate, excluding early buy-out loans	22,522	—	1,351	38,943	3,498,601	3,561,417
Premium finance receivables—property & casualty	29,846	18,081	19,717	39,459	7,132,759	7,239,862
Premium finance receivables—life insurance	—	2,962	10,587	29,924	8,321,667	8,365,140
Consumer and other	18	98	162	542	115,499	116,319
Total loans, net of unearned income, excluding early buy-out loans	$151,203	$21,187	$55,039	$293,321	$48,063,898	$48,584,648
Early buy-out loans guaranteed by U.S. government agencies (1)	—	30,460	1,457	2,125	89,700	123,742
Total loans, net of unearned income	$151,203	$51,647	$56,496	$295,446	$48,153,598	$48,708,390
(1)Early buy-out loans are insured or guaranteed by the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.
Credit Quality Indicators

Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represents factors used by the Company when measuring the allowance for credit losses. Descriptions of the Company’s credit quality indicators by financial asset are included in Note (5) “Allowance for Credit Losses” of the 2025 Form 10-K.

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at March 31, 2026:

	Year of Origination							Revolving	Total
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial
Pass	$1,128,024	$3,409,076	$2,539,319	$1,466,746	$950,509	$1,706,753	$5,908,872	$4,296	$17,113,595
Special mention	12,932	39,064	17,338	39,832	10,024	49,877	185,800	1,831	356,698
Substandard accrual	38	13,422	42,162	31,142	25,238	26,935	65,876	365	205,178
Substandard nonaccrual/doubtful	699	7,575	9,533	15,633	26,369	27,798	93	50	87,750
Total commercial, industrial and other	$1,141,693	$3,469,137	$2,608,352	$1,553,353	$1,012,140	$1,811,363	$6,160,641	$6,542	$17,763,221
Construction and development
Pass	$44,408	$444,356	$581,752	$406,585	$457,670	$115,354	$13,095	$—	$2,063,220
Special mention	—	—	—	100,199	110,536	17,143	—	—	227,878
Substandard accrual	—	—	—	15,671	13,210	3,103	—	—	31,984
Substandard nonaccrual/doubtful	—	—	—	—	—	860	—	—	860
Total construction and development	$44,408	$444,356	$581,752	$522,455	$581,416	$136,460	$13,095	$—	$2,323,942
Non-construction
Pass	$562,305	$2,251,927	$1,340,508	$1,134,410	$1,742,468	$4,143,030	$181,672	$631	$11,356,951
Special mention	89,700	2,038	1,218	54,433	66,903	57,754	1,414	—	273,460
Substandard accrual	—	—	17,029	33,319	52,064	89,624	—	—	192,036
Substandard nonaccrual/doubtful	—	—	—	1,347	690	13,860	—	—	15,897
Total non-construction	$652,005	$2,253,965	$1,358,755	$1,223,509	$1,862,125	$4,304,268	$183,086	$631	$11,838,344
Home equity
Pass	$—	$—	$200	$96	$357	$23,237	$430,088	$2,012	$455,990
Special mention	—	—	9	—	115	1,611	6,871	87	8,693
Substandard accrual	—	—	11	224	19	3,490	1,598	97	5,439
Substandard nonaccrual/doubtful	—	—	—	98	188	856	—	—	1,142
Total home equity	$—	$—	$220	$418	$679	$29,194	$438,557	$2,196	$471,264
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$397	$9,574	$9,245	$8,645	$117,364	$—	$—	$145,225
Pass	332,704	1,081,396	648,227	369,163	734,147	1,091,957	—	—	4,257,594
Special mention	165	271	788	3,937	5,593	10,576	—	—	21,330

Substandard accrual	—	298	217	1,192	5,876	6,074	—	—	13,657
Substandard nonaccrual/doubtful	—	570	3,707	5,876	6,895	10,312	—	—	27,360
Total residential real estate	$332,869	$1,082,932	$662,513	$389,413	$761,156	$1,236,283	$—	$—	$4,465,166
Premium finance receivables - property and casualty
Pass	$3,811,117	$3,950,911	$8,817	$366	$151	$—	$—	$—	$7,771,362
Special mention	20,458	49,969	66	—	—	—	—	—	70,493
Substandard accrual	556	14,028	—	—	1	—	—	—	14,585
Substandard nonaccrual/doubtful	276	32,607	1,007	—	1	—	—	—	33,891
Total premium finance receivables - property and casualty	$3,832,407	$4,047,515	$9,890	$366	$153	$—	$—	$—	$7,890,331
Premium finance receivables - life (1)
Pass	$69,468	$650,710	$817,111	$579,801	$781,930	$6,294,282	$—	$—	$9,193,302
Special mention	—	—	—	—		—	—	—	—
Substandard accrual	—	—	—	—	3,080	—	—	—	3,080
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$69,468	$650,710	$817,111	$579,801	$785,010	$6,294,282	$—	$—	$9,196,382
Consumer and other
Pass	$1,309	$4,898	$1,718	$1,459	$185	$27,834	$84,843	$—	$122,246
Special mention	—	108	6	31	80	107	12	—	344
Substandard accrual	—	14	1	5	—	10	6	—	36
Substandard nonaccrual/doubtful	—	9	7	—	—	—	—	—	16
Total consumer and other	$1,309	$5,029	$1,732	$1,495	$265	$27,951	$84,861	$—	$122,642
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$397	$9,574	$9,245	$8,645	$117,364	$—	$—	$145,225
Pass	5,949,335	11,793,274	5,937,652	3,958,626	4,667,417	13,402,447	6,618,570	6,939	52,334,260
Special mention	123,255	91,450	19,425	198,432	193,251	137,068	194,097	1,918	958,896
Substandard accrual	594	27,762	59,420	81,553	99,488	129,236	67,480	462	465,995
Substandard nonaccrual/doubtful	975	40,761	14,254	22,954	34,143	53,686	93	50	166,916
Total loans	$6,074,159	$11,953,644	$6,040,325	$4,270,810	$5,002,944	$13,839,801	$6,880,240	$9,369	$54,071,292
Gross write offs
Three months ended March 31, 2026	$210	$8,273	$2,053	$3,126	$4,163	$5,824	$—	$—	$23,649
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

As of March 31, 2026	Year of Origination						Total
(In thousands)	2026	2025	2024	2023	2022	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$—	$—	$135,000	$178,541	$313,541
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$—	$—	$—	$—	$135,000	$178,541	$313,541
Municipal
1-4 internal grade	$—	$—	$—	$4,092	$1,025	$132,113	$137,230
5-7 internal grade	—	—	—	—	—	1,887	1,887
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$—	$—	$4,092	$1,025	$134,000	$139,117
Mortgage-backed securities
1-4 internal grade	$—	$—	$—	$252,587	$465,970	$2,070,216	$2,788,773
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$—	$—	$—	$252,587	$465,970	$2,070,216	$2,788,773
Corporate notes
1-4 internal grade	$—	$—	$—		$4,974	$24,059	$29,033
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$—	$—	$—	$4,974	$24,059	$29,033
Total held-to-maturity securities							$3,270,464
Less: Allowance for credit losses							(257)
Held-to-maturity securities, net of allowance for credit losses							$3,270,207

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

	March 31,	December 31,	March 31,
(In thousands)	2026	2025	2025
Allowance for loan losses	$390,651	$379,283	$378,207
Allowance for unfunded lending-related commitments losses	80,683	80,922	69,734
Allowance for loan losses and unfunded lending-related commitments losses	471,334	460,205	447,941
Allowance for held-to-maturity securities losses	257	260	446
Allowance for credit losses	$471,591	$460,465	$448,387

The allowance for credit losses is measured on a collective or pooled basis when similar risk characteristics exist, based upon the segmentation discussed above. The Company utilizes modeling methodologies that estimate lifetime credit loss rates on each pool. These methodologies include estimating the probability of default and loss given default on the commercial and commercial real estate segments, using the weighted-average remaining maturity methodology for the residential real estate, home equity, and consumer segments, and utilizing an assumption-based approach focusing on historical loss rates for the premium finance receivables segments. Historical credit loss history is adjusted for reasonable and supportable forecasts developed by the Company on a quantitative or qualitative basis and incorporates third party economic forecasts. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses in the Company's financial assets. Currently, the Company utilizes an eight quarter forecast period using a single macroeconomic scenario provided by a third party and reviewed for potential adjustments within the Company's governance structure. For periods beyond the ability to develop reasonable and supportable forecasts, the Company reverts to historical loss rates at an input level, straight-line over a four quarter reversion period. Expected credit losses are measured over the contractual term of the financial asset with consideration of expected prepayments. Expected extensions, renewals or modifications of the financial asset are considered when the expected extension, renewal or modification is contained within the existing agreement and is not unconditionally cancelable. The methodologies discussed above are applied to both current asset balances on the Company's Consolidated Statements of Condition and off-balance sheet commitments (i.e. unfunded lending-related commitments).

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of March 31, 2026, excluding loans carried at fair value, substandard nonaccrual loans totaling $64.7 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three months ended March 31, 2026 and March 31, 2025 is as follows:

Three months ended March 31, 2026		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$178,545	$246,933	$10,402	$12,519	$11,011	$795	$460,205
Other adjustments	—	—	—	—	(50)	—	(50)
Charge-offs	(8,428)	(7,260)	—	(350)	(7,431)	(180)	(23,649)
Recoveries	1,419	6	303	1	3,437	65	5,231
Provision for credit losses	39,423	(14,809)	(492)	911	4,424	140	29,597
Allowance for credit losses at period end	$210,959	$224,870	$10,213	$13,081	$11,391	$820	$471,334
By measurement method:
Individually measured	$29,193	$2,165	$—	$211	$—	$16	$31,585
Collectively measured	181,766	222,705	10,213	12,870	11,391	804	439,749
Loans at period end
Individually measured	$87,750	$16,757	$1,142	$27,272	$—	$16	$132,937
Collectively measured	17,675,471	14,145,529	470,122	4,287,424	17,086,713	122,626	53,787,885
Loans held at fair value	—	—	—	150,470	—	—	150,470

Three months ended March 31, 2025	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$175,837	$222,856	$8,943	$10,335	$17,820	$812	$436,603
Other adjustments	—	—	—	—	4	—	4
Charge-offs	(9,722)	(454)	—	—	(7,126)	(147)	(17,449)
Recoveries	929	12	216	136	3,487	29	4,809
Provision for credit losses	34,139	(12,404)	(20)	181	1,854	224	23,974
Allowance for credit losses at period end	$201,183	$210,010	$9,139	$10,652	$16,039	$918	$447,941
By measurement method:
Individually measured	$25,278	$6,772	$85	$43	$—	$14	$32,192
Collectively measured	175,905	203,238	9,054	10,609	16,039	904	415,749
Loans at period end
Individually measured	$70,560	$26,187	$2,070	$22,434	$—	$18	$121,269
Collectively measured	15,860,766	12,888,714	453,613	3,536,204	15,605,002	116,301	48,460,600
Loans held at fair value	—	—	—	126,521	—	—	126,521

For the three months ended March 31, 2026 and March 31, 2025, the Company recognized approximately $29.6 million and $24.0 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of losses experienced in the Commercial and Premium Finance Receivables portfolios along with growth across various segments, which was offset by improved macroeconomic forecasts related to CRE Price Index. Net charge-offs in the three month periods ended March 31, 2026 and March 31, 2025, totaled $18.4 million and $12.6 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three month periods ended March 31, 2026 and March 31, 2025, the Company recognized approximately $(3,000) and $(11,000), respectively, of provision for credit losses related to held-to-maturity securities. At March 31, 2026 and March 31, 2025, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At March 31, 2026, the Company had no foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $65.3 million and $65.1 million at March 31, 2026 and 2025, respectively.

The tables below present a summary of the period-end balance of loans to borrowers experiencing financial difficulties during the three and three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$20,642	0.3%	$5,687	$38	$—	$14,897	$20
Commercial real estate
Construction and development	594	0.0	594	—	—	—	—
Non-construction	13,178	0.1	13,178	—	—	—	—
Premium finance receivables—property & casualty	12	0.0	12	—	—	—	—
Total loans	$34,426	0.1%	$19,471	$38	$—	$14,897	$20

		Weighted Average Magnitude of Modifications:
Three Months Ended March 31, 2026 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$20,642	28	267	37
Commercial real estate
Construction and development	594	11	—	—
Non-construction	13,178	3	—	—
Premium finance receivables—property & casualty	12	1	—	—
Total loans	$34,426	18	267	37

Three Months Ended March 31, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$18,948	0.3%	$18,624	$—	$32	$—	$292
Residential real estate	873	0.0	163	—	—	—	710
Total loans	$19,821	0.0%	$18,787	$—	$32	$—	$1,002

		Weighted Average Magnitude of Modifications:
Three Months Ended March 31, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$18,948	7	25	—
Residential real estate	873	48	162	—
Total loans	$19,821	8	131	—

The Company had commitments of $31.2 million and $15.6 million as of March 31, 2026 and March 31, 2025, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	For the Twelve Months Ended March 31, 2026	Three Months Ended March 31, 2026	For the Twelve Months Ended March 31, 2025	Three Months Ended March 31, 2025
	Total	Payments in Default (1)	Total	Payments in Default (1)
Commercial	$45,738	$589	$29,487	$117
Commercial real estate
Construction and development	594	594	701	—
Non-construction	24,462	13,178	379	—
Home equity	117	—	—	—
Residential real estate	1,156	—	874	710
Premium finance receivables—property & casualty	12	12	676	—
Total loans	$72,079	$14,373	$32,117	$827
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2025	Goodwill Acquired	Impairment Loss	Foreign Currency Adjustments	March 31, 2026
Community banking	$687,754	$—	$—	$—	$687,754
Specialty finance	38,211	—	—	(302)	37,909
Wealth management	71,995	—	—	—	71,995
Total	$797,960	$—	$—	$(302)	$797,658

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

At the conclusion of this assessment of all reporting units, the Company determined that as of March 31, 2026, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of March 31, 2026 is as follows:

(In thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$158,106	$158,106	$158,106
Accumulated amortization	(81,501)	(76,861)	(62,044)
Net carrying amount	$76,605	$81,245	$96,062
Trademark with indefinite lives:
Carrying amount	11,500	11,500	13,800
Total net carrying amount	$88,105	$92,745	$109,862
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,960	$1,961	$1,959
Accumulated amortization	(1,941)	(1,932)	(1,901)
Net carrying amount	$19	$29	$58
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$26,630	$26,630
Accumulated amortization	(21,714)	(21,405)	(20,478)
Net carrying amount	$4,916	$5,225	$6,152
Total acquisition-related intangible assets:
Gross carrying amount	$198,196	$198,197	$200,495
Accumulated amortization	(105,156)	(100,198)	(84,423)
Total other acquisition-related intangible assets, net	$93,040	$97,999	$116,072

Estimated amortization
Actual in three months ended March 31, 2026	$4,958
Estimated remaining in 2026	13,861
Estimated—2027	16,340
Estimated—2028	13,908
Estimated—2029	11,536
Estimated—2030	9,461

The core deposit intangibles recognized in connection with the Company’s bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line or accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with prior acquisitions. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis. Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $5.0 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2026	2025
Fair value at beginning of the period	$195,023	$203,788
Additions from loans sold with servicing retained	6,434	4,669
Estimate of changes in fair value due to:
Payoffs, paydowns and repurchases	(6,641)	(4,636)
Changes in valuation inputs or assumptions	460	(7,514)
Fair value at end of the period	$195,276	$196,307
Unpaid principal balance of mortgage loans serviced for others	$12,534,513	$12,402,352

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

Periodically, the Company will purchase options for the right to purchase securities not currently held within the banks’ investment portfolios or enter into interest rate swaps in which the Company elects not to designate such derivatives as hedging instruments. These option and swap transactions are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s MSRs. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of March 31, 2026 and March 31, 2025, see Note (14) “Derivative Financial Instruments” in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Balance:
Non-interest-bearing	$12,112,891	$11,423,701	$11,201,859
NOW and interest-bearing demand deposits	5,987,258	6,233,753	6,340,168
Wealth management deposits	1,670,620	1,907,647	1,408,790
Money market	21,714,267	21,368,924	18,074,733
Savings	6,942,565	6,905,216	6,576,251
Time certificates of deposit	10,486,781	9,877,950	9,968,237
Total deposits	$58,914,382	$57,717,191	$53,570,038
Mix:
Non-interest-bearing	20%	20%	21%
NOW and interest-bearing demand deposits	10	11	12
Wealth management deposits	3	3	3
Money market	37	37	34
Savings	12	12	12
Time certificates of deposit	18	17	18
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”) and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	March 31, 2026	December 31, 2025	March 31, 2025
FHLB advances	$3,451,309	$3,451,309	$3,151,309
Other borrowings:
Notes payable	—	—	135,632
Secured borrowings	340,647	422,107	337,065
Other	—	55,859	56,572
Total other borrowings	340,647	477,966	529,269
Subordinated notes	298,717	298,636	298,360
Total FHLB advances, other borrowings and subordinated notes	$4,090,673	$4,227,911	$3,978,938

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances” Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2025 Form 10-K.

Notes Payable
Notes payable balances represent the balances on the Company’s credit agreement with certain unaffiliated banks. The term loan facility was paid in full in December 2025. At March 31, 2026, there was no outstanding principal balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2026, the Company was in compliance with all such covenants.

Secured Borrowings

The balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, the Company, through its subsidiary, First Insurance Funding of Canada (“FIFC Canada”), sells an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for cash payments pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). On December 15, 2025, the Company entered into the Thirteenth Amending Agreement to the Receivables Purchase Agreement dated as of December 16, 2014. The amended Receivables Purchase Agreement provides for, among other things, an extension of the maturity date to December 15, 2026 and a decrease to the facility limit from C$650 million to C$580 million.

At March 31, 2026, the translated balance of the secured borrowings totaled $327.0 million compared to $408.0 million at December 31, 2025 and $319.6 million at March 31, 2025. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus fee rate of 0.775%.

The remaining $13.7 million, $14.1 million and $17.5 million within secured borrowings at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, represent other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings represented a promissory note (“Promissory Note”) issued by the Company in June 2017. The Promissory Note was paid in full in March 2026.

Subordinated Notes

At March 31, 2026, the Company had outstanding subordinated notes totaling $298.7 million compared to $298.6 million and $298.4 million at December 31, 2025 and March 31, 2025, respectively. The notes issued in 2019 have a stated interest rate of 4.85% and mature in June 2029.

(12) Junior Subordinated Debentures

The junior subordinated debentures totaled $253.6 million at March 31, 2026, December 31, 2025 and March 31, 2025. At March 31, 2026, the weighted average contractual interest rate on the junior subordinated debentures was 6.14%. Descriptions of the Company’s Junior Subordinated Debentures are included in Note (14) “Junior Subordinated Debentures” in the 2025 Form 10-K.

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

The segment financial information provided in the following table has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in Note (1) “Summary of Significant Accounting Policies” in the 2025 Form 10-K.

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
The following is a summary of certain operating information for reportable segments:

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
Three Months Ended March 31, 2026:
Interest income	$781,502	$124,576	$10,482	$916,560	$11,000	$927,560
Interest expense	330,904	17,493	139	348,536	—	348,536
Net interest income	450,598	107,083	10,343	568,024	11,000	579,024
Provision for credit losses	27,281	2,313	—	29,594	—	29,594
Non-interest income	77,882	35,733	43,275	156,890	(22,748)	134,142
Non-interest expense:
Salaries	101,576	18,023	8,973	128,572	514	129,086
Commissions and incentive compensation	33,128	9,862	14,417	57,407	—	57,407
Benefits	32,243	6,640	3,071	41,954	—	41,954
Other segment expenses (1)	132,607	24,682	9,158	166,447	(12,262)	154,185
Total non-interest expense	299,554	59,207	35,619	394,380	(11,748)	382,632
Income before taxes	201,645	81,296	17,999	300,940	—	300,940
Income tax expense	51,114	18,203	4,235	73,552	—	73,552
Net income	$150,531	$63,093	$13,764	$227,388	$—	$227,388
Total assets at period end	$57,233,526	$13,533,665	$1,390,242	$72,157,433	$—	$72,157,433
Three Months Ended March 31, 2025:
Interest income	$768,968	$101,698	$5,531	$876,197	$10,768	$886,965
Interest expense	349,957	10,391	143	360,491	—	360,491
Net interest income	419,011	91,307	5,388	515,706	10,768	526,474
Provision for credit losses	22,428	1,535	—	23,963	—	23,963
Non-interest income	73,493	31,039	33,790	138,322	(21,688)	116,634
Non-interest expense:
Salaries	98,586	15,762	9,104	123,452	465	123,917
Commissions and incentive compensation	32,137	9,041	11,358	52,536	—	52,536
Benefits	27,374	4,718	2,981	35,073	—	35,073
Other segment expenses (1)	132,490	23,445	10,014	165,949	(11,385)	154,564
Total non-interest expense	290,587	52,966	33,457	377,010	(10,920)	366,090
Income before taxes	179,489	67,845	5,721	253,055	—	253,055
Income tax expense	45,219	17,552	1,245	64,016	—	64,016
Net income	$134,270	$50,293	$4,476	$189,039	$—	$189,039
Total assets at period end	$53,531,046	$11,312,205	$1,026,815	$65,870,066	$—	$65,870,066
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

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2026, December 31, 2025 and March 31, 2025:

	Derivative Assets			Derivative Liabilities
(In thousands)	March 31, 2026	December 31, 2025	March 31, 2025	March 31, 2026	December 31, 2025	March 31, 2025
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$36,259	$53,622	$36,280	$12,128	$3,363	$23,637
Interest rate derivatives designated as Fair Value Hedges	5,325	5,350	8,024	302	496	367
Total derivatives designated as hedging instruments under ASC 815	$41,584	$58,972	$44,304	$12,430	$3,859	$24,004
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$100,389	$116,562	$152,392	$102,074	$116,745	$152,584
Interest rate lock commitments	4,525	3,416	5,493	1,060	—	—
Forward commitments to sell mortgage loans	3,741	104	7	951	2,729	2,676
Commodity forward contracts	2,273	448	300	2,129	288	187
Foreign exchange contracts	339	165	1,761	293	153	1,747
Total derivatives not designated as hedging instruments under ASC 815	$111,267	$120,695	$159,953	$106,507	$119,915	$157,194
Total Derivatives	$152,851	$179,667	$204,257	$118,937	$123,774	$181,198

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

As of March 31, 2026, the Company had various interest rate collar, swap and floor derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of March 31, 2026:

	March 31, 2026
(In thousands)		Notional Amount	Fair Value Asset (Liability)
Floor at 1-month CME Term SOFR	September 2028 - December 2029	$450,000	$2,222
Interest rate collars at 1-month CME term SOFR	October 2026 - September 2027	1,750,000	(5,505)
Interest rate swaps at 1-month CME term SOFR (1)	July 2026 - March 2032	4,600,000	27,414
Total Cash Flow Hedges		$6,800,000	$24,131
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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Unrealized gain (loss) at beginning of period	$67,112	$(15,508)
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	(3,967)	5,746
Amount of (loss) gain recognized in other comprehensive income or loss	(25,479)	52,327
Unrealized gain at end of period	$37,666	$42,565

As of March 31, 2026, the Company estimated that during the next 12 months $25.4 million will be reclassified from accumulated other comprehensive income or loss as an increase to net interest income. Such estimate consists of $13.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $12.1 million reclassified as an increase to interest income related to the interest rate collars, floors and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2026, the Company had 13 interest rate swaps with an aggregate notional amount of $116.9 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.
For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of March 31, 2026:

(In thousands)		March 31, 2026
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$111,536	$(4,971)	$(25)
	Available-for-sale debt securities	415	(3)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended
March 31, 2026
Interest rate swaps	Interest and fees on loans	$—

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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2026 and December 31, 2025, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $15.5 billion and $15.2 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At March 31, 2026 these interest rate derivatives had maturity dates ranging from April 2026 to August 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2026 and December 31, 2025, the Company had interest rate lock commitments with an aggregate notional amount of approximately $302.2 million and $161.9 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $481.5 million and $413.2 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Periodically, the Company will purchase mortgage and interest rate derivative contracts in which the Company elects to not designate such derivatives as hedging instruments. These contracts are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. The Company held ten interest rate derivatives with an aggregate notional value of $327.0 million at March 31, 2026 and ten interest rate derivatives with an aggregate notional value of $362.0 million at December 31, 2025. At March 31, 2026, the Company had one to-be-announced forward-setting contract for mortgage-backed securities with an aggregate notional value of $56.0 million, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio. At December 31, 2025, the Company had one such forward-setting contract with an aggregate notional value of $56.0 million.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2026 and December 31, 2025, the Company had commodity derivative transactions with an aggregate notional amount of approximately $6.3 million and $4.1 million, respectively, (all forward contracts with customers and third parties) related to this program. At March 31, 2026, these commodity derivatives had maturity dates ranging from April 2026 to October 2027.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of March 31, 2026 and December 31, 2025, the Company held foreign currency derivatives with an aggregate notional amount of approximately $63.0 million and $84.0 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2026, December 31, 2025 or March 31, 2025.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2026	March 31, 2025
Interest rate swaps and caps	Trading gains (losses), net	$(48)	$(117)
Mortgage banking derivatives	Mortgage banking	2,502	3,641
Commodity contracts	Trading gains (losses), net	(15)	114
Foreign exchange contracts	Trading gains (losses), net	55	8
Covered call options	Fees from covered call options	4,669	3,446
Derivative contract held as economic hedge on MSRs	Mortgage banking	(900)	4,897

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

Aggregate counterparty exposures are monitored against various types of credit limits established to contain risk within parameters. Counterparty credit risk is managed by the Counterparty Credit Risk Management team in accordance with Supervision & Regulatory 11-10, Interagency Counterparty Credit Risk Management Guidance, which was issued in 2011 in response to the financial crisis of 2008. The guidance addresses counterparty credit risk governance, measurement, management, and systems. Specifically, counterparty risk is managed through the establishment and regular review of exposure limits, formalization of limits in policy and procedure, ongoing review of models, and having a single platform to allow for the timely aggregation of exposures. The Counterparty Credit Risk Management team uses a variety of approaches to monitor counterparty financial performance, including monitoring of credit exposure versus limits, use of early warning reports, and daily and intraday monitoring of financial developments.

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. If the Company were to breach any of these provisions, at a time when the derivatives subject to such agreements are in a liability position, and the derivatives were to be terminated as a result, the Company would be required to settle its obligations under the agreements at the termination value and would be required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. As of March 31, 2026, there were $1.9 million of derivatives that were subject to such agreements in a net liability position.

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	March 31, 2026	December 31, 2025	March 31, 2025	March 31, 2026	December 31, 2025	March 31, 2025
Gross Amounts Recognized	$141,973	$175,534	$196,696	$114,504	$120,604	$176,588
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(48,674)	(60,108)	(62,237)	(48,674)	(60,108)	(62,237)
Collateral Posted	(32,143)	(46,894)	(72,060)	(1,890)	(1,963)	—
Net Credit Exposure	$61,156	$68,532	$62,399	$63,940	$58,533	$114,351

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

At March 31, 2026, the Company classified $114.2 million of municipal securities as Level 3. These municipal securities are bond issuances for various municipal government entities primarily located in the Chicago metropolitan area, southern Wisconsin and west Michigan and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e., a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issuances without comparable bond proxies, a rating of “BBB” was assigned. In the first quarter of 2026, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2026 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At March 31, 2026, the Company classified $52.5 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at March 31, 2026 was 5.63%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.52% with credit loss discount ranging from 0%-37% at March 31, 2026.

Loans held-for-investment—The fair value of loans held-for-investment is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At March 31, 2026, the Company classified $55.4 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at March 31, 2026 was 6.13%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 9.26% at March 31, 2026. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.2 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.65% with credit loss discounts ranging from 0%-55% at March 31, 2026.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At March 31, 2026, the Company classified $195.3 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at March 31, 2026 was 9.83% with discount rates applied ranging from 9%-12%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 3%-84% or a weighted average prepayment speed of 10.05%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $399, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (9) “Mortgage Servicing Rights (“MSRs”)” in Item 1 of this report for further discussion of MSRs.

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

At March 31, 2026, the Company classified $4.5 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at March 31, 2026 was 87.31% with pull-through rates applied ranging from 12% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$5,014	$5,014	$—	$—
U.S. government agencies	46,969	—	46,969	—
Municipal	174,259	—	60,074	114,185
Corporate notes	77,597	—	77,597	—
Mortgage-backed	6,940,443	—	6,940,443	—
Equity securities with readily determinable fair value	63,786	55,720	8,066	—
Mortgage loans held-for-sale	383,405	—	330,932	52,473
Loans held-for-investment	150,470	—	95,113	55,357
MSRs	195,276	—	—	195,276
Nonqualified deferred compensation assets	17,630	—	17,630	—
Derivative assets	152,851	—	148,326	4,525
Total	$8,207,700	$60,734	$7,725,150	$421,816
Derivative liabilities	$118,937	$—	$118,937	$—

	December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$7,035	$7,035	$—	$—
U.S. government agencies	47,471	—	47,471	—
Municipal	162,166	—	62,563	99,603
Corporate notes	77,295	—	77,295	—
Mortgage-backed	5,942,296	—	5,942,296	—
Equity securities with readily determinable fair value	63,770	55,704	8,066	—
Mortgage loans held-for-sale	340,745	—	286,931	53,814
Loans held-for-investment	151,590	—	95,390	56,200
MSRs	195,023	—	—	195,023
Nonqualified deferred compensation assets	18,112	—	18,112	—
Derivative assets	179,667	—	176,251	3,416
Total	$7,185,170	$62,739	$6,714,375	$408,056
Derivative liabilities	$123,774	$—	$123,774	$—

	March 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$12,994	$12,994	$—	$—
U.S. government agencies	45,944	—	45,944	—
Municipal	188,149	—	66,305	121,844
Corporate notes	81,435	—	81,435	—
Mortgage-backed	3,891,783	—	3,891,783	—
Equity securities with readily determinable fair value	270,442	262,376	8,066	—
Mortgage loans held-for-sale	316,804	—	260,480	56,324
Loans held-for-investment	126,521	—	92,519	34,002
MSRs	196,307	—	—	196,307
Nonqualified deferred compensation assets	16,396	—	16,396	—
Derivative assets	204,257	—	198,764	5,493
Total	$5,351,032	$275,370	$4,661,692	$413,970
Derivative liabilities	$181,198	$—	$181,198	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2026, December 31, 2025 and March 31, 2025 for mortgage loans held-for-sale measured at fair value under ASC 825 was $387.9 million, $343.3 million and $319.6 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $383.4 million, $340.7 million and

$316.8 million, for the same respective periods, as shown in the above tables. At March 31, 2026, $900,000 of mortgage loans held-for-sale were classified as nonaccrual compared to $700,000 as of December 31, 2025 and $2.8 million as of March 31, 2025. Additionally, there were $51.9 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of March 31, 2026 compared to $53.1 million as of December 31, 2025 and $56.2 million as of March 31, 2025. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at March 31, 2026, December 31, 2025, and March 31, 2025 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of March 31, 2026, December 31, 2025 and March 31, 2025 for loans held-for-investment measured at fair value under ASC 825 was $146.1 million, $148.1 million and $126.5 million, respectively, while the aggregate fair value of loans held-for-investment was $150.5 million, $151.6 million and $126.5 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2026 and 2025 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at January 1, 2026	$99,603	$53,814	$56,200	$195,023	$3,416
Total net (losses) gains included in:
Net income (1)	—	(122)	75	253	1,109
Other comprehensive income or loss	(4,018)	—	—	—	—
Purchases	24,142	—	—	—	—
Settlements	(5,542)	(13,405)	(14,247)	—	—
Net transfers into Level 3	—	12,186	13,329	—	—
Balance at March 31, 2026	$114,185	$52,473	$55,357	$195,276	$4,525
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

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2026:

	March 31, 2026				Three Months Ended March 31, 2026 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$132,937	$—	$—	$132,937	$16,008
Other real estate owned (1)	17,439	—	—	17,439	—
Total	$150,376	$—	$—	$150,376	$16,008
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (7) “Allowance for Credit Losses” in Item 1 of this report. At March 31, 2026, the Company had $132.9 million of individually assessed loans classified as Level 3. All of the $132.9 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At March 31, 2026, the Company had $17.4 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2026 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Input / Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$114,185	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	52,473	Discounted cash flows	Discount rate	5.63%	5.63%	Decrease
			Credit discount	0% - 37%	0.52%	Decrease
Loans held-for-investment	55,357	Discounted cash flows	Discount rate	5.63% - 5.67%	6.13%	Decrease
			Credit discount	0% - 55%	1.65%	Decrease
			Constant prepayment rate (CPR) - current loans	9.26%	9.26%	Decrease
			Average life - delinquent loans (in years)	1.5 years - 11.7 years	5.2 years	Decrease
MSRs	195,276	Discounted cash flows	Discount rate	9% - 12%	9.83%	Decrease
			Constant prepayment rate (CPR)	3% - 84%	10.05%	Decrease
			Cost of servicing	$70 - $90	$76	Decrease
			Cost of servicing - delinquent	$200 - $1,000	$399	Decrease
Derivatives	4,525	Discounted cash flows	Pull-through rate	12% - 100%	87.31%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	132,937	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	17,439	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2026		At December 31, 2025		At March 31, 2025
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$543,719	$543,719	$467,938	$467,938	$616,279	$616,279
Interest-bearing deposits with banks	3,051,665	3,051,665	3,180,553	3,180,553	4,238,237	4,238,237
Available-for-sale securities	7,244,282	7,244,282	6,236,263	6,236,263	4,220,305	4,220,305
Held-to-maturity securities	3,270,207	2,702,780	3,343,905	2,785,147	3,564,490	2,922,813
Equity securities with readily determinable fair value	63,786	63,786	63,770	63,770	270,442	270,442
FHLB and FRB stock, at cost	292,044	292,044	291,881	291,881	281,893	281,893
Mortgage loans held-for-sale, at fair value	383,405	383,405	340,745	340,745	316,804	316,804
Loans held-for-investment, at fair value	150,470	150,470	151,590	151,590	126,521	126,521
Loans held-for-investment, at amortized cost	53,920,822	53,397,638	52,953,511	52,383,501	48,581,869	47,744,657
Nonqualified deferred compensation assets	17,630	17,630	18,112	18,112	16,396	16,396
Derivative assets	152,851	152,851	179,667	179,667	204,257	204,257
Accrued interest receivable and other	570,211	570,211	552,197	552,197	573,254	573,254
Total financial assets	$69,661,092	$68,570,481	$67,780,132	$66,651,364	$63,010,747	$61,531,858
Financial Liabilities:
Non-maturity deposits	$48,427,601	$48,427,601	$47,839,241	$47,839,241	$43,601,801	$43,601,801
Deposits with stated maturities	10,486,781	10,485,678	9,877,950	9,890,485	9,968,237	9,964,441
FHLB advances	3,451,309	3,471,892	3,451,309	3,472,538	3,151,309	3,164,174
Other borrowings	340,647	340,647	477,966	478,072	529,269	529,297
Subordinated notes	298,717	294,351	298,636	296,487	298,360	294,495
Junior subordinated debentures	253,566	253,568	253,566	253,591	253,566	253,571
Derivative liabilities	118,937	118,937	123,774	123,774	181,198	181,198
Accrued interest payable	59,561	59,561	62,884	62,884	60,127	60,127
Total financial liabilities	$63,437,119	$63,452,235	$62,385,326	$62,417,072	$58,043,867	$58,049,104

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

(16) Stock-Based Compensation Plans

As of March 31, 2026, approximately 1,856,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2025 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $11.3 million in the first quarter of 2026 and $10.4 million in the first quarter of 2025.

A summary of the Plans’ stock option activity for the three months ended March 31, 2026 and March 31, 2025 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2026	5,675	$44.81
Granted	—	—
Exercised	(2,325)	40.97
Forfeited or canceled	—	—
Outstanding at March 31, 2026	3,350	$47.47	2.8	$306
Exercisable at March 31, 2026	3,350	$47.47	2.8	$306

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2025	10,825	$43.76
Granted	—	—
Exercised	(5,150)	42.61
Forfeited or canceled	—	—
Outstanding at March 31, 2025	5,675	$44.81	3.4	$384
Exercisable at March 31, 2025	5,675	$44.81	3.4	$384
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

The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and March 31, 2025, was approximately $250,000 and $467,000, respectively. Cash received from option exercises under the Plans for the three months ended March 31, 2026 and March 31, 2025 was approximately $95,000 and $219,000, respectively.

A summary of the Plans’ restricted share activity for the three months ended March 31, 2026 and March 31, 2025 is presented below:

	Three months ended March 31, 2026		Three months ended March 31, 2025
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	888,398	$101.63	880,866	$90.95
Granted	246,987	153.55	245,654	133.61
Vested and issued	(268,760)	93.29	(192,866)	94.94
Forfeited or canceled	(7,356)	117.07	(7,587)	103.76
Outstanding at March 31	859,269	$119.23	926,067	$101.33
Vested, but deferred, at March 31	102,584	$55.94	101,000	$54.75

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2026 and March 31, 2025 is presented below:

	Three months ended March 31, 2026		Three months ended March 31, 2025
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	377,757	$102.38	454,017	$93.57
Granted	85,822	148.36	86,524	134.69
Added by performance factor at vesting, net	9,242	—	75,461	—
Vested and issued	(196,899)	90.33	(230,957)	95.26
Forfeited or canceled	(336)	112.99	(2,902)	97.28
Outstanding at March 31	275,586	$125.92	382,143	$102.41
Vested, but deferred, at March 31	—	$—	13,176	$40.20

(17) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2026	$(292,829)	$49,912	$(52,837)	$(295,754)
Other comprehensive loss during the period, net of tax, before reclassifications	(44,767)	(18,854)	(4,488)	(68,109)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	1	(2,936)	—	(2,935)
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(10)	—	—	(10)
Net other comprehensive loss during the period, net of tax	$(44,776)	$(21,790)	$(4,488)	$(71,054)
Balance at March 31, 2026	$(337,605)	$28,122	$(57,325)	$(366,808)

Balance at January 1, 2025	$(429,580)	$(11,227)	$(67,528)	$(508,335)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	55,371	38,722	(240)	93,853
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	223	4,252	—	4,475
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(8)	—	—	(8)
Net other comprehensive income (loss) during the period, net of tax	$55,586	$42,974	$(240)	$98,320
Balance at March 31, 2025	$(373,994)	$31,747	$(67,768)	$(410,015)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income or Loss for the
Details Regarding the Component of Accumulated Other Comprehensive Income or Loss	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2026	2025
Accumulated unrealized losses on securities
Losses included in net income	$(2)	$(301)	(Losses) gains on investment securities, net
	(2)	(301)	Income before taxes
Tax effect	1	78	Income tax expense
Net of tax	$(1)	$(223)	Net income

Accumulated unrealized (losses) gains on derivative instruments
Amount reclassified to interest income on loans	$(642)	$9,071	Interest on Loans
Amount reclassified to interest expense on deposits	(3,325)	(3,325)	Interest on deposits
	3,967	(5,746)	Income before taxes
Tax effect	(1,031)	1,494	Income tax expense
Net of tax	$2,936	$(4,252)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(Dollars in thousands, except per share data)		March 31, 2026	March 31, 2025
Net income		$227,388	$189,039
Less: Preferred stock dividends		8,367	6,991
Net income applicable to common shares	(A)	$219,021	$182,048

Weighted average common shares outstanding	(B)	67,246	66,726
Effect of dilutive potential common shares
Common stock equivalents		851	923
Weighted average common shares and effect of dilutive potential common shares	(C)	68,097	67,649
Net income per common share:
Basic	(A/B)	$3.26	$2.73
Diluted	(A/C)	$3.22	$2.69

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

At the January 2026 meeting of the Board of Directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.55 per share ($2.20 on an annualized basis) was declared. It was paid on February 19, 2026 to shareholders of record as of February 5, 2026.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of March 31, 2026 compared with December 31, 2025 and March 31, 2025, and the results of operations for the three month periods ended March 31, 2026 and March 31, 2025, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

First Quarter Highlights

The Company recorded net income of $227.4 million for the first quarter of 2026 compared to $189.0 million in the first quarter of 2025. The results for the first quarter of 2026 demonstrate increased net interest income due to growth in earning assets as well as the Company’s ability to navigate disruptions in the current economic environment during the period due to the Company’s strong deposit franchise and balanced business model. Partially offsetting the increase in net interest income was an increase in non-interest expense. The increase in non-interest expense was a result of additional expenses to support growth. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income totaled $156.3 million for the first quarter of 2026 compared to $287.4 million for the first quarter of 2025.

The Company increased its loan portfolio from $48.7 billion at March 31, 2025 and $53.1 billion at December 31, 2025 to $54.1 billion at March 31, 2026. The increase in the current period compared to the prior periods was a result of growth in several portfolios, including the commercial, commercial real estate, and residential real estate loans held for investment portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (6) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $579.0 million in the first quarter of 2026 compared to $526.5 million in the first quarter of 2025. This increase in net interest income recorded in the first quarter of 2026 compared to the first quarter of 2025 resulted primarily from growth in earning assets, specifically a $5.0 billion increase in average loans. Net interest margin held steady at 3.54% (3.56% on a fully taxable-equivalent basis, non-GAAP) in the first quarter of 2026 and 2025 (see “Net Interest Income” for further detail).

Non-interest income totaled $134.1 million in the first quarter of 2026 compared to $116.6 million in the first quarter of 2025. The increase is primarily due to an increase in wealth management revenue of $8.0 million, an increase in operating lease income of $3.9 million, and an increase in mortgage banking revenue of $2.9 million in the first quarter of 2026 compared to the first quarter of 2025. This was partially offset by net losses on investment securities of $31,000 compared to approximately $3.2 million in net gains recognized in the first quarter of 2025 (see “Non-Interest Income” for further detail).

Non-interest expense totaled $382.6 million in the first quarter of 2026, an increase of $16.5 million, or 5%, compared to the first quarter of 2025. This increase compared to the first quarter of 2025 was primarily attributable to increased salaries and employee benefits of $16.9 million (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the first quarter of 2026, the Company continued its practice of maintaining appropriate funding capacity to provide the

Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid investment portfolio and its access to funding from a variety of external funding sources. See “Shareholders’ Equity”, “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary
The Company’s key operating measures and growth rates for the three months ended March 31, 2026, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2026	March 31, 2025	Percentage (%) or Basis Point (bp) Change
Net income	$227,388	$189,039	20%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	330,534	277,018	19
Net income per common share—Diluted	3.22	2.69	20
Net revenue (2)	713,166	643,108	11
Net interest income	579,024	526,474	10
Net interest margin	3.54%	3.54%	—	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.56	3.56	—
Net overhead ratio (3)	1.44	1.58	(14)
Return on average assets	1.32	1.20	12
Return on average common equity	12.76	12.21	55
Return on average tangible common equity (non-GAAP) (1)	14.89	14.72	17
At end of period
Total assets	$72,157,433	$65,870,066	10%
Total loans, excluding loans held-for-sale	54,071,292	48,708,390	11
Total loans, including loans held-for-sale	54,454,697	49,025,194	11
Total deposits	58,914,382	53,570,038	10
Total shareholders’ equity	7,378,100	6,600,537	12
Book value per common share (1)	103.10	92.47	11
Tangible common book value per share (1)	89.90	78.83	14
Market price per common share	138.94	112.46	24
Allowance for loan and unfunded lending-related commitment losses to total loans	0.87%	0.92%	(5)	bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars and shares in thousands)	2026	2025	2025
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$927,560	$956,326	$886,965
Taxable-equivalent adjustment:
- Loans	2,026	2,134	2,206
- Liquidity Management Assets	586	661	690
- Other Earning Assets	—	—	3
(B) Interest Income (non-GAAP)	$930,172	$959,121	$889,864
(C) Interest Expense (GAAP)	348,536	372,452	360,491
(D) Net Interest Income (GAAP) (A minus C)	579,024	583,874	526,474
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	581,636	586,669	529,373
Net interest margin (GAAP)	3.54%	3.52%	3.54%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.56	3.54	3.56
(F) Non-interest income	$134,142	$130,390	$116,634
(G) (Losses) gains on investment securities, net	(31)	1,505	3,196
(H) Non-interest expense	382,632	384,453	366,090
Efficiency ratio (H/(D+F-G))	53.65%	53.94%	57.21%
Efficiency ratio (non-GAAP) (H/(E+F-G))	53.45	53.73	56.95

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$7,378,100	$7,258,715	$6,600,537
Less: Non-convertible preferred stock (GAAP)	(425,000)	(425,000)	(412,500)
Less: Acquisition-related intangible assets (GAAP)	(890,698)	(895,959)	(913,004)
(I) Total tangible common shareholders’ equity (non-GAAP)	$6,062,402	$5,937,756	$5,275,033
(J) Total assets (GAAP)	$72,157,433	$71,142,046	$65,870,066
Less: Acquisition-related intangible assets (GAAP)	(890,698)	(895,959)	(913,004)
(K) Total tangible assets (non-GAAP)	$71,266,735	$70,246,087	$64,957,062
Common equity to assets ratio (GAAP) (L/J)	9.6%	9.6%	9.4%
Tangible common equity ratio (non-GAAP) (I/K)	8.5	8.5	8.1

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$7,378,100	$7,258,715	$6,600,537
Less: Non-convertible preferred stock (GAAP)	(425,000)	(425,000)	(412,500)
(L) Total common equity	$6,953,100	$6,833,715	$6,188,037
(M) Actual common shares outstanding	67,437	66,975	66,919
Book value per common share (L/M)	$103.10	$102.03	$92.47
Tangible book value per common share (non-GAAP) (I/M)	89.90	88.66	78.83

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$219,021	$214,657	$182,048
Add: Acquisition-related intangible asset amortization	4,958	4,999	5,618
Less: Tax effect of acquisition-related intangible asset amortization	(1,210)	(1,310)	(1,421)
After-tax acquisition-related intangible asset amortization	$3,748	$3,689	$4,197
(O) Tangible net income applicable to common shares (non-GAAP)	$222,769	$218,346	$186,245
Total average shareholders’ equity	$7,387,713	$7,166,608	$6,460,941
Less: Average preferred stock	(425,000)	(425,000)	(412,500)
(P) Total average common shareholders’ equity	$6,962,713	$6,741,608	$6,048,441
Less: Average acquisition-related intangible assets	(894,211)	(901,022)	(916,069)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$6,068,502	$5,840,586	$5,132,372
Return on average common equity, annualized (N/P)	12.76%	12.63%	12.21%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	14.89	14.83	14.72

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$300,940	$302,223	$253,055
Add: Provision for credit losses	29,594	27,588	23,963
Pre-tax income, excluding provision for credit losses (non-GAAP)	$330,534	$329,811	$277,018

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2025 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At March 31, 2026, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, and the valuation and accounting for derivative instruments, as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed by the Audit Committee of the Company’s Board of Directors and are discussed in further detail below.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and includes the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. At March 31, 2026, the loan and held-to-maturity debt securities portfolios represent 79% of total assets on the Company’s consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed.

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

Impact to estimated allowance for credit losses from an increased or higher input value
Baa Credit Spread	Increases
Dow Jones Total Stock Market Index	Decreases
CRE Pricing Index	Decreases

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 10 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at March 31, 2026:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 5%-10%	Increases estimate by 5%-10%
Commercial Real Estate:
Construction	Decreases estimate by 5%-10%	Increases estimate by 5%-10%
Non-Construction	Decreases estimate by 2%-3%	Increases estimate by 2-3%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial portfolio based on a 10% change in the Dow Jones Total Stock Market Index from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at March 31, 2026:

Dow Jones Total Stock Market Index
	Increases	Decreases
Commercial	Decreases estimate by 5%-10%	Increases estimate by 5%-10%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at March 31, 2026:

CRE Pricing Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 30%-35%	Increases estimate by 125%-130%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 40%-45%

See Note (7) “Allowance for Credit Losses” to the Consolidated Financial Statements in Item 1 of this report and the section titled “Credit Quality” in Item 2 of this report for a description of the methodology used to determine the allowance for credit losses.

For a more detailed discussion on these critical accounting estimates, see “Summary of Critical Accounting Estimates” beginning on page 56 of the 2025 Form 10-K.

Net Income

Net income for the quarter ended March 31, 2026 totaled $227.4 million, an increase of $38.3 million, or 20%, compared to the quarter ended March 31, 2025. On a per share basis, net income for the first quarter of 2026 totaled $3.22 per diluted common share compared to $2.69 for the first quarter of 2025.

The increase in net income for the first quarter of 2026 as compared to the same period in the prior year is primarily attributable to increased net interest income and an increase in non-interest income, partially offset by increased non-interest expense primarily due to increased salary and employee benefits expenses. See “Net Interest Income,” “Non-interest Income,” “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended March 31, 2026 compared to the Quarters Ended December 31, 2025 and March 31, 2025

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the first quarter of 2026 as compared to the fourth quarter of 2025 (sequential quarters) and first quarter of 2025 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2025
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$2,247,083	$2,842,829	$3,520,048	$19,214	$27,267	$36,945	3.47%	3.81%	4.26%
Investment securities (2)	10,616,617	10,084,138	8,409,735	100,864	96,122	72,706	3.85	3.78	3.51
FHLB and FRB stock	291,972	284,643	281,702	5,564	5,497	5,307	7.73	7.66	7.64
Liquidity management assets (3) (8)	$13,155,672	$13,211,610	$12,211,485	$125,642	$128,886	$114,958	3.87%	3.87%	3.82%
Other earning assets (3) (4) (8)	—	—	13,140	—	—	92	—	—	2.84
Mortgage loans held-for-sale	317,047	357,672	286,710	4,615	5,607	4,246	5.90	6.22	6.01
Loans, net of unearned income (3) (5) (8)	52,845,685	52,193,637	47,833,380	799,915	824,628	770,568	6.14	6.27	6.53
Total earning assets (8)	$66,318,404	$65,762,919	$60,344,715	$930,172	$959,121	$889,864	5.69%	5.79%	5.98%
Allowance for loan and investment security losses	(391,810)	(404,075)	(375,371)
Cash and due from banks	534,189	517,616	476,423
Other assets	3,628,340	3,615,808	3,661,275
Total assets	$70,089,123	$69,492,268	$64,107,042

NOW and interest-bearing demand deposits	$6,081,218	$6,133,333	$6,046,189	$29,666	$31,681	$33,600	1.98%	2.05%	2.25%
Wealth management deposits	1,858,560	1,925,808	1,574,480	8,941	10,011	8,606	1.95	2.06	2.22
Money market accounts	21,156,125	20,475,659	17,581,141	155,299	163,585	146,374	2.98	3.17	3.38
Savings accounts	6,921,251	6,814,263	6,479,444	30,672	34,371	35,923	1.80	2.00	2.25
Time deposits	9,782,112	10,045,136	9,406,126	84,609	92,530	95,730	3.51	3.65	4.13
Interest-bearing deposits	$45,799,266	$45,394,199	$41,087,380	$309,187	$332,178	$320,233	2.74%	2.90%	3.16%
Federal Home Loan Bank advances	3,451,312	3,203,483	3,151,309	27,701	26,408	25,441	3.26	3.27	3.27
Other borrowings	442,200	547,507	582,139	4,026	5,956	6,792	3.69	4.32	4.73
Subordinated notes	298,661	298,576	298,306	3,719	3,737	3,714	5.05	4.97	5.05
Junior subordinated debentures	253,566	253,566	253,566	3,903	4,173	4,311	6.24	6.53	6.90
Total interest-bearing liabilities	$50,245,005	$49,697,331	$45,372,700	$348,536	$372,452	$360,491	2.81%	2.97%	3.22%
Non-interest-bearing deposits	10,963,887	11,080,254	10,732,156
Other liabilities	1,492,518	1,548,075	1,541,245
Equity	7,387,713	7,166,608	6,460,941
Total liabilities and shareholders’ equity	$70,089,123	$69,492,268	$64,107,042
Interest rate spread (6) (8)							2.88%	2.82%	2.76%
Less: Fully taxable-equivalent adjustment				(2,612)	(2,795)	(2,899)	(0.02)	(0.02)	(0.02)
Net free funds/contribution (7)	$16,073,399	$16,065,588	$14,972,015				0.68	0.72	0.80
Net interest income/margin (GAAP) (8)				$579,024	$583,874	$526,474	3.54%	3.52%	3.54%
Fully taxable-equivalent adjustment				2,612	2,795	2,899	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)				$581,636	$586,669	$529,373	3.56%	3.54%	3.56%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025 were $2.6 million, $2.8 million and $2.9 million, respectively.
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

For the first quarter of 2026, net interest income totaled $579.0 million, a decrease of $4.9 million as compared to the fourth quarter of 2025, and an increase of $52.6 million as compared to the first quarter of 2025. Net interest margin was 3.54% (3.56% on a FTE basis, non-GAAP) during the first quarter of 2026 compared to 3.52% (3.54% on a FTE basis, non-GAAP) during the fourth quarter of 2025, and 3.54% (3.56% on a FTE basis, non-GAAP) during the first quarter of 2025.

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month period ended March 31, 2026 to each of the three month periods ended December 31, 2025 and March 31, 2025. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2026 Compared to Fourth Quarter of 2025	First Quarter of 2026 Compared to First Quarter of 2025
(In thousands)
Net interest income, FTE basis (non-GAAP) (1) for comparative period	$586,669	$529,373
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	4,134	48,465
Change due to interest rate fluctuations (rate)	3,870	3,798
Change due to number of days in each period	(13,037)	—
Less: FTE adjustment	(2,612)	(2,612)
Net interest income (GAAP) (1) for the period ended March 31, 2026	$579,024	$579,024
FTE adjustment	2,612	2,612
Net interest income, FTE basis (non-GAAP) (1)	$581,636	$581,636
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Deposit beta

The Company defines deposit betas as the change in the cost of the Company’s deposits relative to the change in the upper limit of the federal funds target range established by the Federal Open Market Committee. The Company evaluates deposit betas across both rising and declining interest rate environments. During the prior rising interest rate cycle, which began in the first quarter of 2022 and concluded in the second quarter of 2024, deposit costs increased as rates rose, resulting in cumulative deposit betas of 53% for total deposits and 66% for interest-bearing deposits. For the current declining interest rate cycle, measured from June 30, 2024 to March 31, 2026, our cumulative deposit betas were 41% for total deposits and 57% for interest-bearing deposits.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2026	March 31, 2025
Brokerage	$5,301	$4,757	$544	11%
Trust and asset management	36,758	29,285	7,473	26
Total wealth management (1)	42,059	34,042	8,017	24
Mortgage banking	23,396	20,529	2,867	14
Service charges on deposit accounts	20,970	19,362	1,608	8
(Losses) gains on investment securities, net	(31)	3,196	(3,227)	NM
Fees from covered call options	4,669	3,446	1,223	35
Trading gains (losses), net	10	(64)	74	NM
Operating lease income, net	19,154	15,287	3,867	25
Other:
Interest rate swap fees	4,041	2,269	1,772	78
BOLI	948	796	152	19
Administrative services	1,243	1,393	(150)	(11)
Foreign currency remeasurement losses	(368)	(183)	(185)	NM
Changes in fair value on EBOs and loans held-for-investment	(287)	383	(670)	NM
Early pay-offs of capital leases	1,198	768	430	56
Miscellaneous	17,140	15,410	1,730	11
Total Other	23,915	20,836	3,079	15
Total Non-interest Income	$134,142	$116,634	$17,508	15%
(1)Wealth management revenue is comprised of the trust and asset management revenue of Wintrust Private Trust Company, N.A. (“WPT”) and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
NM - Not Meaningful.
Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue increased for the three months ended March 31, 2026 as compared to the same period in 2025 due primarily to higher production revenue. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale and the related production margins. Mortgage loans originated for sale totaled $594.0 million in the first quarter of 2026 as compared to $460.5 million in the first quarter of 2025. The increase in quarterly origination volume was driven primarily by a favorable rate environment and modest improvements in housing supply relative to the prior year. Mortgage rates in early 2026 remained below year-ago levels despite intra-quarter volatility, contributing to improved borrower demand and higher level of refinancing activity. The percentage of origination volume from refinancing activities was 48% for the three months ended March 31, 2026, as compared to 23% for the same period in 2025.

The Company records MSRs at fair value on a recurring basis. For the three months ended March 31, 2026, the fair value of the MSRs portfolio slightly increased by $253,000, reflecting $6.4 million of capitalization from newly retained servicing rights and a fair value adjustment of $460,000, largely offset by $6.6 million of reductions due to payoffs, paydowns and repurchases of the existing portfolio. See Note (9) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge was an unfavorable $900,000 for the three months ended March 31, 2026 compared to a favorable $4.9 million for the three months ended March 31, 2025.

Wealth management revenue increased by $8.0 million in the first quarter of 2026 as compared to the same period of 2025 primarily due to increased trust and asset management revenue. Wealth management revenue is comprised of the trust and asset management revenue of Wintrust Private Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Service charges on deposits increased for the three months ended March 31, 2026 as compared to the same period in 2025 primarily as a result of increased commercial account analysis service fees. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

The Company recognized net losses on investment securities for the three months ended March 31, 2026 of $31,000. The Company recognized net gains on investment securities for the three months ended March 31, 2025 of $3.2 million. The net losses for the three months ended March 31, 2026 were primarily the result of unrealized losses on the Company’s equity investment securities with a readily determinable fair value. See Note (5) “Investment Securities” to the Consolidated Financial Statements in Item 1 of this report for more information on net gains and losses on investment securities.

Operating lease income increased in the first quarter of 2026 as a result of additional lease rental income due to growth in leased assets as compared to the first quarter of 2025.

Fees from covered call options for the three months ended March 31, 2026 increased $1.2 million, when compared to the same period in the prior year. The increased income was primarily because the Company sold more options than in the comparative period. The Company has routinely written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at March 31, 2026 and 2025.

Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees. This category of income increased $1.7 million for the three months ended March 31, 2026 compared to the same period in 2025. For the three months ended March 31, 2026, miscellaneous income increased compared to the same period in 2025 primarily due to higher fees earned on card-related arrangements, letters of credit and syndication fees.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Originations:
Retail originations	$441,749	$348,468
Veterans First originations	152,244	111,985
Total originations for sale (A)	$593,993	$460,453
Originations for investment	371,540	217,177
Total originations	$965,533	$677,630
As percentage of originations for sale:
Retail originations	74%	76%
Veterans First originations	26	24
Purchases	52%	77%
Refinances	48	23
Production Margin:
Production revenue (B) (1)	$13,028	$9,941
Total originations for sale (A)	$593,993	$460,453
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	218,156	197,297
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	122,804	103,946
Total mortgage production volume (C)	$689,345	$553,804
Production margin (B/C)	1.89%	1.80%
Mortgage Servicing:
Loans serviced for others (D)	$12,534,513	$12,402,352
MSRs, at fair value (E)	195,276	196,307
Percentage of MSRs to loans serviced for others (E/D)	1.56%	1.58%
Servicing income	$10,353	$10,611
MSR Fair Value Asset Activity
MSR - FV at Beginning of Period	$195,023	$203,788
MSR - current period capitalization	6,434	4,669
MSR - collection of expected cash flows - paydowns	(1,620)	(1,590)
MSR - collection of expected cash flows - payoffs and repurchases	(5,021)	(3,046)
MSR - changes in fair value model assumptions	460	(7,514)
MSR Fair Value at end of period	$195,276	$196,307
Summary of Mortgage Banking Revenue
Operational:
Production revenue (1)	$13,028	$9,941
MSR - current period capitalization	6,434	4,669
MSR - collection of expected cash flows - paydowns	(1,620)	(1,590)
MSR - collection of expected cash flows - payoffs and repurchases	(5,021)	(3,046)
Servicing Income	10,353	10,611
Other Revenue	(45)	(172)
Total operational mortgage banking revenue	$23,129	$20,413
Fair Value:
MSR - changes in fair value model assumptions	$460	$(7,514)
(Loss) gain on derivative contract held as an economic hedge, net	(900)	4,897
Changes in FV on early buy-out loans guaranteed by US Govt held-for-sale	707	2,733
Total fair value mortgage banking revenue	$267	$116
Total mortgage banking revenue	$23,396	$20,529
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

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2026	March 31, 2025
Salaries and employee benefits:
Salaries	$129,086	$123,917	$5,169	4%
Commissions and incentive compensation	57,407	52,536	4,871	9
Benefits	41,954	35,073	6,881	20
Total salaries and employee benefits	228,447	211,526	16,921	8
Software and equipment	35,654	34,717	937	3
Operating lease equipment	10,987	10,471	516	5
Occupancy, net	20,566	20,778	(212)	(1)
Data processing	11,266	11,274	(8)	(0)
Advertising and marketing	13,218	12,272	946	8
Professional fees	7,375	9,044	(1,669)	(18)
Amortization of other acquisition-related intangible assets	4,958	5,618	(660)	(12)
FDIC insurance	10,990	10,926	64	1
OREO expense, net	207	643	(436)	(68)
Other:
Lending expenses, net of deferred originations costs	6,510	5,866	644	11
Travel and entertainment	5,426	5,270	156	3
Miscellaneous	27,028	27,685	(657)	(2)
Total other	38,964	38,821	143	0
Total Non-interest Expense	$382,632	$366,090	$16,542	5%
NM - Not meaningful.
Notable contributions to the change in non-interest expense are as follows:
Salaries and employee benefits expense increased for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to annual merit increases and higher health insurance costs.
Professional fees expense decreased for the three months ended March 31, 2026 as compared to the same period in 2025 primarily due to lower consulting fees. Professional fees include legal, audit, and tax fees, external loan review costs, consulting arrangements and normal regulatory exam assessments.
Software and equipment expense increased for the three months ended March 31, 2026 as compared to the same period in 2025 as a result of higher software license fees as well as higher computer and software depreciation expense as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation, and repairs and maintenance costs.
Miscellaneous non-interest expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs.

Income Taxes

The Company recorded income tax expense of $73.6 million in the first quarter of 2026 compared to $64.0 million in the first quarter of 2025. The effective tax rates were 24.4% in the first quarter of 2026 compared to 25.3% in the first quarter of 2025. The effective tax rates were partially impacted by the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded net excess tax benefits of $6.6 million in the first quarter of 2026, compared to net excess tax benefits of $3.7 million in the first quarter of 2025 related to share-based compensation.

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

The community banking segment’s net interest income for the quarter ended March 31, 2026 totaled $450.6 million as compared to $419.0 million for the same period in 2025, an increase of $31.6 million, or 8%. The increase in the three month period was primarily attributable to growth in average earning assets coupled with a relatively stable net interest margin. The community banking segment’s non-interest income totaled $77.9 million in the first quarter of 2026, an increase of $4.4 million, or 6%, when compared to the first quarter of 2025 total of $73.5 million. The increase in the three month period was primarily the result of an increase in mortgage banking revenue offset by an increase in losses recognized on investment securities. The community banking segment recorded provision for credit losses of $27.3 million for the three months ended March 31, 2026, compared to $22.4 million for the same period in 2025. The increase in provision for credit losses for the three month period was primarily the result of uncertainty within the macroeconomic forecast related to Baa corporate credit spread coupled with loan growth and higher net charge-offs. Non-interest expenses increased by $9.0 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to an increase in salaries, commissions, and incentive compensation. The community banking segment’s net income for the quarter ended March 31, 2026 totaled $150.5 million, an increase of $16.3 million as compared to net income in the first quarter of 2025 of $134.3 million.

The specialty finance segment’s net interest income totaled $107.1 million for the quarter ended March 31, 2026, compared to $91.3 million for the same period in 2025, an increase of $15.8 million, or 17%. The increase for the three month period was primarily due to loan growth. The specialty finance segment’s provision for credit losses totaled $2.3 million for the three months ended March 31, 2026 compared to $1.5 million for the same period in 2025. The increase in provision for credit losses for the three month period was primarily the result of slightly higher net charge-offs within premium finance receivables coupled with uncertainty within the macroeconomic forecast related to Baa corporate credit spread, which impacted lease financing. The specialty finance segment’s non-interest income increased to $35.7 million from $31.0 million for the three months ended March 31, 2026 and 2025, respectively. Non-interest expenses increased by $6.2 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily because of annual employee compensation increases and discretionary bonuses. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and other specialty finance operations accounted for 40%, 26%, 24% and 10%, respectively, of the net revenues of our specialty finance business for the three month period ended March 31, 2026. The net income of the specialty finance segment for the quarter ended March 31, 2026 totaled $63.1 million as compared to $50.3 million for the quarter ended March 31, 2025.

The wealth management segment reported net interest income of $10.3 million for the first quarter of 2026 compared to $5.4 million in the same quarter of 2025, an increase of $5.0 million. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.9 billion and $1.6 billion in the first three months of 2026 and 2025, respectively. This segment recorded non-interest income of $43.3 million for the first quarter of 2026 compared to $33.8 million for the first quarter of 2025. The increase in the three month period was primarily due to higher trust and asset management revenue driven by an increase in asset valuations. On a quarter-to-date basis, non-interest expense remained relatively stable for the three month period ended March 31, 2026 compared to the same period in 2025. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $13.8 million for the first quarter of 2026 compared to $4.5 million for the first quarter of 2025.

Financial Condition

Total assets were $72.2 billion at March 31, 2026, representing an increase of $6.3 billion, or 10%, when compared to March 31, 2025 and an increase of approximately $1.0 billion, or 6% on an annualized basis, when compared to December 31, 2025. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $63.3 billion at March 31, 2026, $62.2 billion at December 31, 2025, and $57.8 billion at March 31, 2025. See Notes (5), (6), (10), (11) and (12) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$317,047	1%	$357,672	1%	$286,710	1%
Loans, net of unearned income
Commercial	16,867,384	25%	16,498,233	25	15,363,740	25
Commercial real estate	14,063,359	21	13,823,140	21	12,931,000	21
Home equity	473,334	1	484,916	1	449,095	1
Residential real estate	4,287,724	6	4,140,238	6	3,542,189	6
Premium finance receivables—property & casualty	7,946,434	12	8,196,606	12	7,192,332	12
Premium finance receivables—life insurance	9,074,298	14	8,905,172	14	8,248,690	14
Other loans	133,152	0	145,332	0	106,334	0
Total loans, net of unearned income (1)	$52,845,685	79%	$52,193,637	79%	$47,833,380	79%
Liquidity management assets (2)	13,155,672	20	13,211,610	20	12,211,485	20
Other earning assets (3)	—	0	—	0	13,140	0
Total average earning assets	$66,318,404	100%	$65,762,919	100%	$60,344,715	100%
Total average assets	$70,089,123		$69,492,268		$64,107,042
Total average earning assets to total average assets		95%		95%		94%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Mortgage loans held-for-sale. Mortgage loans held-for-sale represents such loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The decrease in the average balance for the first quarter of 2026 as compared to the sequential period is primarily due to lower mortgage originations for sale.

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the first quarter of 2026 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. The aggregate balances of these loan categories comprised 59% in the first quarter of 2026, 58% in the fourth quarter of 2025 and 59% of the average loan portfolio in the first quarter of 2025.

Residential real estate loans averaged $4.3 billion in the first quarter of 2026, and increased $745.5 million, or 21%, from the average balance of $3.5 billion in the same period of 2025. Additionally, compared to the quarter ended December 31, 2025, the average balance increased $147.5 million, or 14% on an annualized basis. Growth is due to the Company continuing to originate non-agency mortgages that are held-for-investment.

The increase in the premium finance receivables during the first quarter of 2026 compared to the first quarter of 2025 was the result of effective marketing and customer servicing. Approximately $5.1 billion of premium finance receivables were originated in the first quarter of 2026 compared to $4.8 billion during the same period of 2025. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 47% and 53%, respectively, of the average total balance of premium finance receivables for the first quarter of 2026, and 47% and 53%, respectively, for the first quarter of 2025.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at March 31, 2026 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2026	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$521,142	$4,062,342	$2,182,827	$19,916	$6,786,227
Variable rate	10,975,702	1,292	—	—	10,976,994
Total commercial	$11,496,844	$4,063,634	$2,182,827	$19,916	$17,763,221
Commercial real estate
Fixed rate	$860,484	$2,648,718	$345,954	$71,217	$3,926,373
Variable rate	10,225,429	10,419	65	—	10,235,913
Total commercial real estate	$11,085,913	$2,659,137	$346,019	$71,217	$14,162,286
Home equity
Fixed rate	$9,160	$1,141	$—	$8	$10,309
Variable rate	460,955	—	—	—	460,955
Total home equity	$470,115	$1,141	$—	$8	$471,264
Residential real estate
Fixed rate	$20,050	$4,549	$68,021	$1,052,334	$1,144,954
Variable rate	126,191	776,281	2,417,740	—	3,320,212
Total residential real estate	$146,241	$780,830	$2,485,761	$1,052,334	$4,465,166
Premium finance receivables - property & casualty
Fixed rate	$7,762,445	$127,886	$—	$—	$7,890,331
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$7,762,445	$127,886	$—	$—	$7,890,331
Premium finance receivables - life insurance
Fixed rate	$55,951	$88,566	$—	$—	$144,517
Variable rate	9,051,865	—	—	—	9,051,865
Total premium finance receivables - life insurance	$9,107,816	$88,566	$—	$—	$9,196,382
Consumer and other
Fixed rate	$29,654	$8,473	$857	$842	$39,826
Variable rate	82,816	—	—	—	82,816
Total consumer and other	$112,470	$8,473	$857	$842	$122,642
Total per category
Fixed rate	$9,258,886	$6,941,675	$2,597,659	$1,144,317	$19,942,537
Variable rate	30,922,958	787,992	2,417,805	—	34,128,755
Total loans, net of unearned income	$40,181,844	$7,729,667	$5,015,464	$1,144,317	$54,071,292
Less: Existing cash flow hedging derivatives (1)	(5,900,000)
Total loans repricing or maturing in one year or less, adjusted for cash flow hedging activity	$34,281,844

Variable Rate Loan Pricing by Index:
SOFR tenors (2)					$22,224,818
12- month CMT (3)					7,992,586
Prime					3,011,508
Fed Funds					625,005
Other U.S. Treasury tenors					175,047
Other					99,791
Total variable rate					$34,128,755
(1)Excludes cash flow hedges with future effective starting dates and those that have matured as of March 31, 2026. The $5.90 billion of cash flow hedging derivatives includes receive fixed swaps, collars and floors of which $4.95 billion were impacting the cash flows of loans indexed to one-month SOFR as of March 31, 2026.
(2) SOFR - Secured Overnight Financing Rate.
(3) CMT - Constant Maturity Treasury Rate.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of March 31, 2026 and 2025:

	As of March 31, 2026			As of March 31, 2025
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial	$17,763,221	55.6%	$210,959	$15,931,326	55.2%	$201,183
Commercial Real Estate:
Construction and development	$2,323,942	7.3%	$74,092	$2,448,881	8.5%	$71,388
Non-construction	11,838,344	37.1%	150,778	10,466,020	36.3	138,622
Total commercial real estate	$14,162,286	44.4%	$224,870	$12,914,901	44.8%	$210,010
Total commercial and commercial real estate	$31,925,507	100.0%	$435,829	$28,846,227	100.0%	$411,193

Commercial real estate - primary collateral location by state:
Illinois	$7,220,810	51.0%		$6,911,417	53.5%
Wisconsin	872,118	6.2		908,337	7.0
Michigan	865,943	6.1		893,828	6.9
Total primary markets	$8,958,871	63.3%		$8,713,582	67.4%
Florida	540,342	3.8		437,500	3.4
Indiana	513,564	3.6		440,278	3.4
Texas	385,490	2.7		306,709	2.4
Georgia	318,222	2.3		246,730	1.9
California	318,014	2.3		261,860	2.0
Colorado	311,650	2.2		250,564	1.9
Arizona	301,915	2.1		224,201	1.7
Tennessee	249,965	1.8		296,895	2.3
North Carolina	237,621	1.7		187,549	1.5
Other	2,026,632	14.2		1,549,033	12.1
Total commercial real estate	$14,162,286	100.0%		$12,914,901	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. As a result of growth and impacts related to uncertainty regarding future economic performance, the Company’s commercial loan portfolio allowance for credit losses increased to $211.0 million as of March 31, 2026 compared to $201.2 million as of March 31, 2025.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area, southern Wisconsin and west Michigan, 63.3% of our commercial real estate loan portfolio is located in this region as of March 31, 2026. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of March 31, 2026, our allowance for credit losses related to this portfolio was $224.9 million compared to $210.0 million as of March 31, 2025. The increase in the allowance for credit losses is primarily a result of growth in the portfolio and impacts related to uncertainty regarding future economic performance. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	March 31, 2026					March 31, 2025
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$1,323	$51,774	$53,097	0%	$487	$1,530	$54,319	$55,849	0%	$458
Commercial construction	185,124	1,774,251	1,959,375	14	5,099	201,889	1,884,908	2,086,797	16	5,296
Land	5,472	305,998	311,470	2	1,811	5,687	300,548	306,235	2	1,781
Office	283,299	1,369,183	1,652,482	12	1,569	288,398	1,353,157	1,641,555	13	1,505
Industrial	1,070,939	2,253,038	3,323,977	24	2,236	932,404	1,745,151	2,677,555	21	1,850
Retail	346,735	1,122,923	1,469,658	10	1,280	343,206	1,059,631	1,402,837	11	1,207
Multi-family	97,338	3,468,081	3,565,419	25	1,578	100,647	2,990,667	3,091,314	24	1,328
Mixed use and other	628,158	1,198,650	1,826,808	13	1,314	592,843	1,059,916	1,652,759	13	1,198
Total commercial real estate	$2,618,388	$11,543,898	$14,162,286	100%	$1,769	$2,466,604	$10,448,297	$12,914,901	100%	$1,595

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

Past Due Loans and Non-Performing Assets

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which our credit management personnel assigns a credit risk rating to each loan at the time of origination and review loans on a regular basis to determine each loan’s credit risk rating on a scale of 1 through 10 with higher scores indicating higher risk. Description of the Company’s credit risk rating structure used is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2025 Form 10-K.

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

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$46
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	—	—	—
Premium finance receivables—property and casualty	15,823	19,115	18,081
Premium finance receivables—life insurance	—	—	2,962
Consumer and other	10	42	98
Total loans past due greater than 90 days and still accruing	15,833	19,157	21,187
Nonaccrual loans:
Commercial	87,750	78,059	70,560
Commercial real estate	16,757	25,147	26,187
Home equity	1,142	1,221	2,070
Residential real estate	27,360	32,862	22,522
Premium finance receivables—property and casualty	33,891	29,354	29,846
Premium finance receivables—life insurance	—	—	—
Consumer and other	16	8	18
Total nonaccrual loans	166,916	166,651	151,203
Total non-performing loans:
Commercial	87,750	78,059	70,606
Commercial real estate	16,757	25,147	26,187
Home equity	1,142	1,221	2,070
Residential real estate	27,360	32,862	22,522
Premium finance receivables—property and casualty	49,714	48,469	47,927
Premium finance receivables—life insurance	—	—	2,962
Consumer and other	26	50	116
Total non-performing loans	$182,749	$185,808	$172,390
Other real estate owned	17,439	20,839	22,625
Total non-performing assets	$200,188	$206,647	$195,015
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.49%	0.46%	0.44%
Commercial real estate	0.12	0.18	0.20
Home equity	0.24	0.25	0.45
Residential real estate	0.61	0.76	0.61
Premium finance receivables—property and casualty	0.63	0.59	0.66
Premium finance receivables—life insurance	—	—	0.04
Consumer and other	0.02	0.04	0.10
Total non-performing loans	0.34%	0.35%	0.35%
Total non-performing assets, as a percentage of total assets	0.28%	0.29%	0.30%
Total nonaccrual loans as a percentage of total loans	0.31%	0.31%	0.31%
Allowance for credit losses as a percentage of nonaccrual loans	282.38%	276.15%	296.25%
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

Loan Portfolio Aging

As of March 31, 2026, excluding early buy-out loans guaranteed by U.S. government agencies, $66.7 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $284.3 million, or 0.5% of all loans, were 30 to 59 days (or one payment) past due. As of December 31, 2025, excluding early buy-out loans guaranteed by U.S. government agencies, $94.8 million, or 0.2% of all loans, were 60 to 89 days (or two payments) past due and $264.7 million, or 0.5% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2026 that were current with regard to the contractual terms of the loan agreement represent 99.2% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at March 31, 2026 that were current with regards to the contractual terms of the loan agreements comprise 98.6% of total residential real estate loans outstanding. For more information regarding delinquent loans as of March 31, 2026, see Note (7) “Allowance for Credit Losses” in Item 1 of this report.

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2026	2025
Balance at beginning of period	$185,808	$170,823
Additions from becoming non-performing in the respective period	24,969	27,721
Return to performing status	(3,663)	(1,207)
Payments received	(13,780)	(15,965)
Transfer to OREO or other assets	(868)	—
Charge-offs	(10,930)	(8,600)
Net change for premium finance receivables	1,213	(382)
Balance at end of period	$182,749	$172,390

Allowance for Credit Losses

The allowance for credit losses, specifically the allowance for loans losses and the allowance for unfunded commitment losses, represents management’s estimate of lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan. A description of how the Company determines the allowance for credit losses is included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2025 Form 10-K.

Management determined that the allowance for credit losses was appropriate at March 31, 2026, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Allowance for credit losses at beginning of period	$460,205	$436,603
Provision for credit losses - other	29,597	23,974
Other adjustments	(50)	4
Charge-offs:
Commercial	8,428	9,722
Commercial real estate	7,260	454
Home equity	—	—
Residential real estate	350	—
Premium finance receivables - property & casualty	7,431	7,114
Premium finance receivables - life insurance	—	12
Consumer and other	180	147
Total charge-offs	23,649	17,449
Recoveries:
Commercial	1,419	929
Commercial real estate	6	12
Home equity	303	216
Residential real estate	1	136
Premium finance receivables - property & casualty	3,437	3,487
Premium finance receivables - life insurance	—	—
Consumer and other	65	29
Total recoveries	5,231	4,809
Net charge-offs	(18,418)	(12,640)
Allowance for credit losses at period end	$471,334	$447,941
Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.17%	0.23%
Commercial real estate	0.21	0.01
Home equity	(0.26)	(0.20)
Residential real estate	0.03	(0.02)
Premium finance receivables - property & casualty	0.20	0.20
Premium finance receivables - life insurance	—	0.00
Consumer and other	0.35	0.45
Total loans, net of unearned income	0.14%	0.11%
Loans at period-end	$54,071,292	$48,708,390
Allowance for loan losses as a percentage of loans at period end	0.72%	0.78%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.87	0.92

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

	Three Months Ended
(In thousands)	March 31, 2026	March 31, 2025
Balance at beginning of period	$20,839	$23,116
Disposal/resolved	(4,760)	—
Transfers in at fair value, less costs to sell	1,360	—
Fair value adjustments	—	(491)
Balance at end of period	$17,439	$22,625

	Period End
(In thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Residential real estate	$—	$—	$—
Commercial real estate	17,439	20,839	22,625
Total	$17,439	$20,839	$22,625

Deposits

Total deposits at March 31, 2026 were $58.9 billion, an increase of $5.3 billion, or 10%, compared to total deposits at March 31, 2025. See Note (10) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2026:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2026 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit
1-3 months	$2,650,966	3.45%
4-6 months	5,018,880	3.51
7-9 months	1,589,764	3.37
10-12 months	822,123	3.40
13-18 months	243,686	2.88
19-24 months	70,182	2.85
24+ months	91,180	2.72
Total	$10,486,781	3.44%

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$10,963,887	20%	$11,080,254	20%	$10,732,156	21%
NOW and interest-bearing demand deposits	6,081,218	11	6,133,333	11	6,046,189	11
Wealth management deposits	1,858,560	3	1,925,808	3	1,574,480	3
Money market	21,156,125	37	20,475,659	36	17,581,141	34
Savings	6,921,251	12	6,814,263	12	6,479,444	13
Time certificates of deposit	9,782,112	17	10,045,136	18	9,406,126	18
Total average deposits	$56,763,153	100%	$56,474,453	100%	$51,819,536	100%

Total average deposits for the first quarter of 2026 were $56.8 billion, an increase of $4.9 billion, or 10%, from the first quarter of 2025. Total deposits increased in the first quarter of 2026 as compared to the first quarter of 2025 primarily as a result of the Company’s increased marketing efforts to retain and attract deposits to support continued loan growth.

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

	March 31,		December 31,
(Dollars in thousands)	2026	2025	2025	2024	2023
Total deposits	$58,914,382	$53,570,038	$57,717,191	$52,512,349	$45,397,170
Brokered deposits (1)	4,322,797	4,214,776	4,123,822	3,598,102	4,216,718
Brokered deposits as a percentage of total deposits (1)	7.3%	7.9%	7.1%	6.9%	9.3%
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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(In thousands)	2026	2025	2025
FHLB advances	$3,451,312	$3,203,483	$3,151,309
Other borrowings:
Notes payable	—	101,581	142,686
Short-term borrowings	22	44	23
Secured borrowings	392,037	389,942	382,668
Other	50,141	55,940	56,762
Total other borrowings	$442,200	$547,507	$582,139
Subordinated notes	298,661	298,576	298,306
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$4,445,739	$4,303,132	$4,285,320
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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	March 31, 2026	December 31, 2025	March 31, 2025
Tier 1 Leverage Ratio	9.8%	9.6%	9.6%
Risk-based capital ratios:
Tier 1 Capital Ratio	11.1	11.0	10.8
Common Equity Tier 1 Capital Ratio	10.4	10.3	10.1
Total Capital Ratio	12.6	12.4	12.5
Other ratio:
Total average equity-to-total average assets (1)	10.5	10.3	10.1
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized (2)
Tier 1 Leverage Ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 Capital Ratio	6.0	8.5	6.0
Common Equity Tier 1 Capital Ratio	4.5	7.0	N/A
Total Capital Ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 Capital Ratio and Tier 1 Leverage Ratio requirements to this standard. As a result, the Common Equity Tier 1 Capital Ratio and Tier 1 Leverage Ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of March 31, 2026 would exceed such revised well-capitalized standard.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes (11) and (12) of the Consolidated Financial Statements in Item 1 for further information on these various funding sources. See Note (23) “Shareholders’ Equity” of the Consolidated Financial Statements presented under Item 7 of the 2025 Form 10-K for details on the Company’s issuance of Series F Preferred Stock and associated Depositary Shares in May 2025 and redemption of the Company’s Series D Preferred Stock and Series E Preferred Stock in July 2025.

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s credit facilities. In January of 2026, the Company declared a quarterly cash dividend of $0.55 per common share. In January, April, July and October of 2025, the Company declared a quarterly cash dividend of $0.50 per common share.

At the April 2026 meeting of the Board of Directors, a quarterly cash dividend of $0.55 per common share ($2.20 on an annualized basis) was declared. It is payable on May 28, 2026 to shareholders of record as of May 14, 2026.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, and which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2025 Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on the Company’s financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors and uncertainties, including the following:

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

Therefore, there can be no assurances that future actual results will correspond to any forward-looking statement. The reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events after the date of this report. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the Securities and Exchange Commission and in its press releases.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points as compared to projected net interest income in a scenario with no assumed rate changes. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2026, December 31, 2025 and March 31, 2025 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
March 31, 2026	(0.8)%	(0.1)%	(1.0)%	(1.9)%
December 31, 2025	(1.6)	(0.5)	(0.5)	(0.8)%
March 31, 2025	(1.8)	(0.6)	(0.2)	(1.2)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
March 31, 2026	(0.1)%	0.0%	(0.1)%	(0.3)%
December 31, 2025	(0.0)	0.1	(0.1)	(0.2)%
March 31, 2025	0.2	0.2	(0.1)	(0.5)%

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed-rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2026 and March 31, 2025. See Note (14) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the three months ended March 31, 2026 and March 31, 2025.

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

Wintrust Mortgage Fair Lending Matter

On May 25, 2022, a Wintrust Mortgage customer filed a putative class action and asserted individual claims against Wintrust Mortgage and Wintrust Financial Corporation in the District Court for the Northern District of Illinois. Plaintiff alleged that Wintrust Mortgage discriminated against black/African American borrowers and brings class claims under the Equal Credit Opportunity Act, Sections 1981 and 1982 under Chapter 42 of the United States Code; and the Fair Housing Act of 1968. Plaintiff also asserted individual claims under theories of promissory estoppel, fraudulent inducement, and breach of contract. On September 23, 2022, Wintrust filed a motion to dismiss the entire suit and the court granted that motion to dismiss on September 27, 2023 and gave Plaintiff until October 20, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint. Wintrust moved to dismiss the amended complaint on November 21, 2023 and on February 5, 2026, the court granted Wintrust’s motion with prejudice. Plaintiff filed an appeal of the second dismissal with the United States Court of Appeals for the Seventh Circuit. Briefing of the appeal is expected to conclude by the end of the third quarter of 2026.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the 2025 Form 10-K.

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended, during the three months ended March 31, 2026.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	May 6, 2026	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	May 6, 2026	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)