Form 10-Q
period 2026-06-30
WINTRUST FINANCIAL CORP
filed 2026-08-05
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Common Stock — no par value, 67,465,967 shares, as of July 31, 2026

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2026	December 31, 2025	June 30, 2025
Assets
Cash and due from banks	$595,790	$467,874	$695,501
Federal funds sold and securities purchased under resale agreements	65	64	63
Interest-bearing deposits with banks	3,573,915	3,180,553	4,569,618
Available-for-sale securities, at fair value	7,587,545	6,236,263	4,885,715
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $220, $260 and $398 at June 30, 2026, December 31, 2025 and June 30, 2025, respectively ($2.6 billion, $2.8 billion and $2.9 billion fair value at June 30, 2026, December 31, 2025 and June 30, 2025, respectively)	3,196,452	3,343,905	3,502,186
Equity securities with readily determinable fair value	65,815	63,770	273,722
Federal Home Loan Bank and Federal Reserve Bank stock	294,629	291,881	282,087
Mortgage loans held-for-sale, at fair value	407,495	340,745	299,606
Loans, net of unearned income	55,654,947	53,105,101	51,041,679
Allowance for loan losses	(402,952)	(379,283)	(391,654)
Net loans	55,251,995	52,725,818	50,650,025
Premises, software and equipment, net	778,958	781,611	776,324
Lease investments, net	363,664	360,646	289,768
Accrued interest receivable and other assets	1,666,474	1,617,682	1,610,025
Receivable on unsettled securities sales	—	835,275	240,039
Goodwill	797,219	797,960	798,144
Other acquisition-related intangible assets	88,119	97,999	110,495
Total assets	$74,668,135	$71,142,046	$68,983,318

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$11,796,736	$11,423,701	$10,877,166
Interest-bearing	49,344,539	46,293,490	44,939,645
Total deposits	61,141,275	57,717,191	55,816,811
Federal Home Loan Bank advances	3,450,680	3,451,309	3,151,309
Other borrowings	370,736	477,966	625,392
Subordinated notes	298,820	298,636	298,458
Junior subordinated debentures	253,566	253,566	253,566
Payable on unsettled securities sales	—	—	39,105
Accrued interest payable and other liabilities	1,627,942	1,684,663	1,572,981
Total liabilities	67,143,019	63,883,331	61,757,622
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; no shares issued and outstanding at June 30, 2026 and December 31, 2025 and 5,000,000 shares issued and outstanding at June 30, 2025	—	—	125,000
Series E - $25,000 liquidation value; no shares issued and outstanding at June 30, 2026 and December 31, 2025 and 11,500 shares issued and outstanding at June 30, 2025	—	—	287,500
Series F - $25,000 liquidation value; 17,000 shares issued and outstanding at June 30, 2026, December 31, 2025 and June 30, 2025	425,000	425,000	425,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2026, December 31, 2025 and June 30, 2025; 67,581,486 shares issued at June 30, 2026, 67,062,182 shares issued at December 31, 2025 and 67,025,001 shares issued at June 30, 2025	67,581	67,062	67,025
Surplus	2,560,427	2,534,024	2,495,637
Treasury stock, at cost, 126,072 shares at June 30, 2026, and 87,269 shares at December 31, 2025 and June 30, 2025	(14,882)	(9,156)	(9,156)
Retained earnings	4,907,788	4,537,539	4,200,923
Accumulated other comprehensive loss	(420,798)	(295,754)	(366,233)
Total shareholders’ equity	7,525,116	7,258,715	7,225,696
Total liabilities and shareholders’ equity	$74,668,135	$71,142,046	$68,983,318
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income
Interest and fees on loans	$822,981	$797,997	$1,620,870	$1,566,359
Mortgage loans held-for-sale	6,169	4,872	10,784	9,118
Interest-bearing deposits with banks	20,916	34,317	40,066	71,083
Federal funds sold and securities purchased under resale agreements	5	276	69	455
Investment securities	105,716	78,053	205,994	150,069
Trading account securities	—	—	—	11
Federal Home Loan Bank and Federal Reserve Bank stock	5,625	5,393	11,189	10,700
Brokerage customer receivables	—	—	—	78
Total interest income	961,412	920,908	1,888,972	1,807,873
Interest expense
Interest on deposits	325,033	333,470	634,220	653,703
Interest on Federal Home Loan Bank advances	28,218	25,724	55,919	51,165
Interest on other borrowings	3,121	6,957	7,147	13,749
Interest on subordinated notes	3,739	3,735	7,458	7,449
Interest on junior subordinated debentures	3,935	4,328	7,838	8,639
Total interest expense	364,046	374,214	712,582	734,705
Net interest income	597,366	546,694	1,176,390	1,073,168
Provision for credit losses	23,134	22,234	52,728	46,197
Net interest income after provision for credit losses	574,232	524,460	1,123,662	1,026,971
Non-interest income
Wealth management	39,883	36,821	81,942	70,863
Mortgage banking	27,438	23,170	50,834	43,699
Service charges on deposit accounts	21,240	19,502	42,210	38,864
Gains on investment securities, net	1,845	650	1,814	3,846
Fees from covered call options	4,793	5,624	9,462	9,070
Trading gains, net	70	151	80	87
Operating lease income, net	18,804	15,166	37,958	30,453
Other	27,196	23,005	51,111	43,841
Total non-interest income	141,269	124,089	275,411	240,723
Non-interest expense
Salaries and employee benefits	234,089	219,541	462,536	431,067
Software and equipment	39,288	36,522	74,942	71,239
Operating lease equipment	11,187	10,757	22,174	21,228
Occupancy, net	21,153	20,228	41,719	41,006
Data processing	10,659	12,110	21,925	23,384
Advertising and marketing	20,432	18,761	33,650	31,033
Professional fees	9,342	9,243	16,717	18,287
Amortization of other acquisition-related intangible assets	4,921	5,580	9,879	11,198
FDIC insurance	6,640	10,971	17,630	21,897
Other real estate owned expense, net	786	505	993	1,148
Other	39,040	37,243	78,004	76,064
Total non-interest expense	397,537	381,461	780,169	747,551
Income before taxes	317,964	267,088	618,904	520,143
Income tax expense	84,271	71,561	157,823	135,577
Net income	$233,693	$195,527	$461,081	$384,566
Preferred stock dividends	8,367	6,991	16,734	13,982
Net income applicable to common shares	$225,326	$188,536	$444,347	$370,584
Net income per common share—Basic	$3.34	$2.82	$6.60	$5.55
Net income per common share—Diluted	$3.30	$2.78	$6.52	$5.47
Cash dividends declared per common share	$0.55	$0.50	$1.10	$1.00
Weighted average common shares outstanding	67,434	66,931	67,341	66,829
Dilutive potential common shares	852	888	852	903
Average common shares and dilutive common shares	68,286	67,819	68,193	67,732
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$233,693	$195,527	$461,081	$384,566
Unrealized (losses) gains on available-for-sale securities
Before tax	(21,890)	5,365	(82,386)	80,191
Tax effect	5,691	(1,395)	21,420	(20,850)
Net of tax	(16,199)	3,970	(60,966)	59,341
Reclassification of net losses on available-for-sale securities included in net income
Before tax	(35)	(87)	(37)	(388)
Tax effect	8	23	9	101
Net of tax	(27)	(64)	(28)	(287)
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	3	10	16	21
Tax effect	(1)	(2)	(4)	(5)
Net of tax	2	8	12	16
Net unrealized (losses) gains on available-for-sale securities	(16,174)	4,026	(60,950)	59,612
Unrealized (losses) gains on derivative instruments
Before tax	(42,145)	29,964	(71,591)	88,037
Tax effect	10,958	(7,791)	18,614	(22,890)
Net unrealized (losses) gains on derivative instruments	(31,187)	22,173	(52,977)	65,147
Foreign currency adjustment
Before tax	(8,005)	21,398	(13,441)	21,120
Tax effect	1,376	(3,815)	2,324	(3,777)
Net foreign currency adjustment	(6,629)	17,583	(11,117)	17,343
Total other comprehensive (loss) income	(53,990)	43,782	(125,044)	142,102
Comprehensive income	$179,703	$239,309	$336,037	$526,668
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at March 31, 2025	$412,500	$67,007	$2,494,347	$(9,156)	$4,045,854	$(410,015)	$6,600,537
Net income	—	—	—	—	195,527	—	195,527
Other comprehensive income, net of tax	—	—	—	—	—	43,782	43,782
Cash dividends declared on common stock, $0.50 per share	—	—	—	—	(33,467)	—	(33,467)
Dividends on Series D preferred stock, $0.41 per share and Series E preferred stock, $429.69 per share	—	—	—	—	(6,991)	—	(6,991)
Stock-based compensation	—	—	10,164	—	—	—	10,164
Issuance of Series F Preferred Stock	425,000	—	(10,788)	—	—	—	414,212
Common stock issued for:
Exercise of stock options	—	—	1	—	—	—	1
Restricted stock awards	—	8	(8)	—	—	—	—
Employee stock purchase plan	—	9	981	—	—	—	990
Director compensation plan	—	1	940	—	—	—	941
Balance at June 30, 2025	$837,500	$67,025	$2,495,637	$(9,156)	$4,200,923	$(366,233)	$7,225,696

Balance at January 1, 2025	$412,500	$66,560	$2,482,561	$(6,153)	$3,897,164	$(508,335)	$6,344,297
Net income	—	—	—	—	384,566	—	384,566
Other comprehensive income, net of tax	—	—	—	—	—	142,102	142,102
Cash dividends declared on common stock, $1.00 per share	—	—	—	—	(66,825)	—	(66,825)
Dividends on Series D preferred stock, $0.82 per share and Series E preferred stock, $859.38 per share	—	—	—	—	(13,982)	—	(13,982)
Stock-based compensation	—	—	20,575	—	—	—	20,575
Issuance of Series F Preferred Stock	425,000	—	(10,788)	—	—	—	414,212
Common stock issued for:
Exercise of stock options	—	5	215	—	—	—	220
Restricted stock awards	—	425	(425)	(3,003)	—	—	(3,003)
Employee stock purchase plan	—	16	1,749	—	—	—	1,765
Director compensation plan	—	19	1,750	—	—	—	1,769
Balance at June 30, 2025	$837,500	$67,025	$2,495,637	$(9,156)	$4,200,923	$(366,233)	$7,225,696

Balance at March 31, 2026	$425,000	$67,563	$2,546,754	$(13,970)	$4,719,561	$(366,808)	$7,378,100
Net income	—	—	—	—	233,693	—	233,693
Other comprehensive loss, net of tax	—	—	—	—	—	(53,990)	(53,990)
Cash dividends declared on common stock, $0.55 per share	—	—	—	—	(37,099)	—	(37,099)
Dividends on Series F preferred stock, $492.19 per share	—	—	—	—	(8,367)	—	(8,367)
Stock-based compensation	—	—	11,664	—	—	—	11,664
Common stock issued for:
Restricted stock awards	—	10	(10)	(912)	—	—	(912)
Employee stock purchase plan	—	7	1,014	—	—	—	1,021
Director compensation plan	—	1	1,005	—	—	—	1,006
Balance at June 30, 2026	$425,000	$67,581	$2,560,427	$(14,882)	$4,907,788	$(420,798)	$7,525,116

Balance at January 1, 2026	$425,000	$67,062	$2,534,024	$(9,156)	$4,537,539	$(295,754)	$7,258,715
Net income	—	—	—	—	461,081	—	461,081
Other comprehensive loss, net of tax	—	—	—	—	—	(125,044)	(125,044)
Cash dividends declared on common stock, $1.10 per share	—	—	—	—	(74,098)	—	(74,098)
Dividends on Series F preferred stock, $984.38 per share	—	—	—	—	(16,734)	—	(16,734)
Stock-based compensation	—	—	22,988	—	—	—	22,988
Common stock issued for:
Exercise of stock options	—	2	93	—	—	—	95
Restricted stock awards	—	474	(474)	(5,726)	—	—	(5,726)
Employee stock purchase plan	—	13	1,810	—	—	—	1,823
Director compensation plan	—	30	1,986	—	—	—	2,016
Balance at June 30, 2026	$425,000	$67,581	$2,560,427	$(14,882)	$4,907,788	$(420,798)	$7,525,116
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025
Operating Activities:
Net income	$461,081	$384,566
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	52,728	46,197
Depreciation, amortization and accretion, net	59,162	60,352
Stock-based compensation expense	22,988	20,575
Accretion of discount on securities, net	(17,596)	(1,787)
Amortization (accretion) of discount and deferred fees on loans, net	4,831	(10,341)
Mortgage servicing rights fair value changes	(2,039)	21,732
Non-designated derivatives fair value changes, net	4,035	75,299
Originations and purchases of mortgage loans held-for-sale	(1,428,962)	(1,141,999)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(44,855)	7,244
Proceeds from sales of mortgage loans held-for-sale	1,395,939	1,149,356
Bank owned life insurance (“BOLI”) gains	(4,164)	(3,053)
Decrease in trading securities, net	—	4,072
Decrease in brokerage customer receivables, net	—	18,102
Gains on mortgage loans sold	(32,967)	(28,461)
Gains on investment securities, net, and dividend reinvestment on equity securities	(1,814)	(3,846)
(Gains) losses on sales of premises and equipment, net	(706)	409
Losses on sales and fair value adjustments of other real estate owned, net	234	816
Decrease in accrued interest receivable and other assets, net	736,099	90,322
Decrease in accrued interest payable and other liabilities, net	(21,700)	(240,645)
Net Cash Provided by Operating Activities	1,182,294	448,910
Investing Activities:
Proceeds from calls and sales of available-for-sale securities	16,589	465,078
Proceeds from payments and maturities of available-for-sale securities	433,248	259,210
Proceeds from payments, maturities and calls of held-to-maturity securities	147,213	110,752
Proceeds from sales of equity securities with readily determinable fair value	—	5,000
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,324	—
Purchases of available-for-sale securities	(1,865,646)	(1,587,099)
Purchases of equity securities with readily determinable fair value	(778)	(56,019)
Purchases of equity securities without readily determinable fair value	(2,608)	(1,053)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(2,748)	(680)
Distributions from investments in partnerships, net	4,033	1,161
Proceeds from sales of other real estate owned	6,259	—
Increase in interest-bearing deposits with banks, net	(396,881)	(150,218)
Increase in loans, net	(2,600,181)	(2,957,473)
Redemption of BOLI	337	—
Purchases of premises and equipment, net	(30,460)	(9,710)
Net Cash Used for Investing Activities	(4,290,299)	(3,921,051)
Financing Activities:
Increase in deposit accounts, net	3,424,084	3,304,462
(Decrease) increase in other borrowings, net	(94,909)	70,551
Decrease in Federal Home Loan Bank advances, net	(629)	—
Proceeds from the issuance of preferred stock, net	—	414,212
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and director compensation plan	3,934	3,754
Common stock repurchases for tax withholdings related to stock-based compensation	(5,726)	(3,003)
Dividends paid	(90,832)	(80,807)
Net Cash Provided by Financing Activities	3,235,922	3,709,169
Net Increase in Cash and Cash Equivalents	127,917	237,028
Cash and Cash Equivalents at Beginning of Period	467,938	458,536
Cash and Cash Equivalents at End of Period	$595,855	$695,564
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

(2) Recent Accounting Developments

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public business entities to disclose additional information about specific expense categories including employee compensation, depreciation, intangible asset amortization, etc., as well as qualitative descriptions of certain expenses, in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The guidance is to be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$5,000	$5	$—	$5,005
U.S. government agencies	50,000	—	(3,498)	46,502
Municipal	171,880	1,154	(1,886)	171,148
Corporate notes:
Financial issuers	75,000	—	(1,973)	73,027
Other	1,000	18	—	1,018
Mortgage-backed: (1)
Residential mortgage-backed securities	6,602,806	9,694	(454,231)	6,158,269
Commercial (multi-family) mortgage-backed securities	344,436	27	(10,474)	333,989
Collateralized mortgage obligations	818,989	487	(20,889)	798,587
Total available-for-sale securities	$8,069,111	$11,385	$(492,951)	$7,587,545
Held-to-maturity securities
U.S. government agencies	$313,542	$—	$(60,052)	$253,490
Municipal	134,234	248	(1,946)	132,536
Mortgage-backed: (1)
Residential mortgage-backed securities	2,557,267	4,665	(487,151)	2,074,781
Commercial (multi-family) mortgage-backed securities	6,210	—	(115)	6,095
Collateralized mortgage obligations	159,437	271	(17,498)	142,210
Corporate notes	25,982	—	(133)	25,849
Total held-to-maturity securities	$3,196,672	$5,184	$(566,895)	$2,634,961
Less: Allowance for credit losses	(220)
Held-to-maturity securities, net of allowance for credit losses	$3,196,452
Equity securities with readily determinable fair value	$61,989	$7,836	$(4,010)	$65,815
(1)None of our mortgage-backed securities are subprime.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$6,999	$36	$—	$7,035
U.S. government agencies	50,000	—	(2,529)	47,471
Municipal	162,373	1,643	(1,850)	162,166
Corporate notes:
Financial issuers	79,000	—	(2,704)	76,296
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Residential mortgage-backed securities	5,533,710	25,926	(402,953)	5,156,683
Commercial (multi-family) mortgage-backed securities	280,969	570	(4,986)	276,553
Collateralized mortgage obligations	521,430	2,305	(14,675)	509,060
Total available-for-sale securities	$6,635,481	$30,480	$(429,698)	$6,236,263
Held-to-maturity securities
U.S. government agencies	$313,541	$—	$(57,269)	$256,272
Municipal	144,192	451	(2,012)	142,631
Mortgage-backed: (1)
Residential Mortgage-backed securities	2,667,371	7,503	(491,124)	2,183,750
Commercial (multi-family) mortgage-backed securities	6,293	72	(92)	6,273
Collateralized mortgage obligations	177,671	836	(16,989)	161,518
Corporate notes	35,097	2	(396)	34,703
Total held-to-maturity securities	$3,344,165	$8,864	$(567,882)	$2,785,147
Less: Allowance for credit losses	(260)
Held-to-maturity securities, net of allowance for credit losses	$3,343,905
Equity securities with readily determinable fair value	$61,211	$6,318	$(3,759)	$63,770
(1)None of our mortgage-backed securities are subprime.

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$12,979	$39	$—	$13,018
U.S. government agencies	50,000	—	(4,176)	45,824
Municipal	182,761	1,120	(3,237)	180,644
Corporate notes:
Financial issuers	82,000	—	(3,199)	78,801
Other	1,000	—	(2)	998
Mortgage-backed: (1)
Residential mortgage-backed securities	4,618,492	3,960	(478,768)	4,143,684
Commercial (multi-family) mortgage-backed securities	130,464	115	(3,634)	126,945
Collateralized mortgage obligations	311,497	1,863	(17,559)	295,801
Total available-for-sale securities	$5,389,193	$7,097	$(510,575)	$4,885,715
Held-to-maturity securities
U.S. government agencies	$313,540	$—	$(64,071)	$249,469
Municipal	156,753	296	(4,030)	153,019
Mortgage-backed: (1)
Residential mortgage-backed securities	2,775,981	1,637	(548,063)	2,229,555
Commercial (multi-family) mortgage-backed securities	6,333	51	(113)	6,271
Collateralized mortgage obligations	196,446	982	(18,933)	178,495
Corporate notes	53,531	75	(1,000)	52,606
Total held-to-maturity securities	$3,502,584	$3,041	$(636,210)	$2,869,415
Less: Allowance for credit losses	(398)
Held-to-maturity securities, net of allowance for credit losses	$3,502,186
Equity securities with readily determinable fair value	$273,789	$7,047	$(7,114)	$273,722
(1)None of our mortgage-backed securities are subprime.

Equity securities without readily determinable fair values totaled $70.7 million as of June 30, 2026. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. During the three and six months ended June 30, 2026, the Company recorded no upward or downward adjustments related to such observable price changes. During the three and six months ended June 30, 2025, the Company recorded a downward adjustment of $20,000 related to such observable price changes. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three and six months ended June 30, 2026, the Company recorded no impairment of equity securities without readily determinable fair values. During the three and six months ended June 30, 2025, the Company recorded $1.1 million impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. government agencies	$—	$—	$46,502	$(3,498)	$46,502	$(3,498)
Municipal	61,216	(362)	25,384	(1,524)	86,600	(1,886)
Corporate notes:
Financial issuers	—	—	73,027	(1,973)	73,027	(1,973)
Mortgage-backed: (1)
Residential mortgage-backed securities	3,329,857	(47,898)	2,042,063	(406,333)	5,371,920	(454,231)
Commercial (multi-family) mortgage-backed securities	232,076	(5,790)	97,055	(4,684)	329,131	(10,474)
Collateralized mortgage obligations	625,750	(5,920)	65,979	(14,969)	691,729	(20,889)
Total available-for-sale securities	$4,248,899	$(59,970)	$2,350,010	$(432,981)	$6,598,909	$(492,951)
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

The Company does not consider available-for-sale securities with unrealized losses at June 30, 2026 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at June 30, 2026 were primarily mortgage-backed securities with unrealized losses due to increased market rates subsequent to the date the securities were purchased.

See Note (7) “Allowance for Credit Losses” in Item 1 of this report for further discussion regarding any credit losses associated with held-to-maturity securities at June 30, 2026.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Realized gains on investment securities	$399	$94	$663	$283
Realized losses on investment securities	(105)	(263)	(116)	(624)
Net realized gains (losses) on investment securities	294	(169)	547	(341)

Unrealized gains on equity securities with readily determinable fair value	1,680	1,892	1,886	5,337
Unrealized losses on equity securities with readily determinable fair value	(129)	—	(619)	(57)
Net unrealized gains on equity securities with readily determinable fair value	1,551	1,892	1,267	5,280

Downward adjustments of equity securities without readily determinable fair values	—	—	—	(20)
Impairment of equity securities without readily determinable fair values	—	(1,073)	—	(1,073)
Adjustment and impairment, net, of equity securities without readily determinable fair values	—	(1,073)	—	(1,093)
Gains on investment securities, net	$1,845	$650	$1,814	$3,846

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2026, December 31, 2025 and June 30, 2025, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2026		December 31, 2025		June 30, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$50,797	$50,770	$47,978	$47,915	$62,253	$62,243
Due in one to five years	147,762	145,769	143,352	141,123	151,056	148,424
Due in five to ten years	75,168	73,431	80,561	79,672	88,408	84,792
Due after ten years	29,153	26,730	27,481	25,257	27,023	23,826
Mortgage-backed	7,766,231	7,290,845	6,336,109	5,942,296	5,060,453	4,566,430
Total available-for-sale securities	$8,069,111	$7,587,545	$6,635,481	$6,236,263	$5,389,193	$4,885,715
Held-to-maturity securities
Due in one year or less	$37,765	$37,664	$47,030	$46,630	$30,097	$29,819
Due in one to five years	74,802	74,609	76,452	76,366	99,929	98,644
Due in five to ten years	59,807	56,219	67,195	63,882	91,099	86,363
Due after ten years	301,384	243,383	302,153	246,728	302,699	240,268
Mortgage-backed	2,722,914	2,223,086	2,851,335	2,351,541	2,978,760	2,414,321
Total held-to-maturity securities	$3,196,672	$2,634,961	$3,344,165	$2,785,147	$3,502,584	$2,869,415
Less: Allowance for credit losses	(220)		(260)		(398)
Held-to-maturity securities, net of allowance for credit losses	$3,196,452		$3,343,905		$3,502,186

Securities having a carrying value of $9.6 billion at June 30, 2026 as well as securities having a carrying value of $8.6 billion and $7.3 billion at December 31, 2025 and June 30, 2025, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) discount window, securities sold under repurchase agreements and derivatives. At June 30, 2026, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2026	2025	2025
Balance:
Commercial	$18,281,311	$17,044,686	$16,387,431
Commercial real estate	14,270,607	13,940,736	13,292,010
Home equity	491,782	480,525	466,815
Residential real estate	4,542,692	4,317,232	3,948,782
Premium finance receivables—property & casualty	8,612,023	8,183,416	8,323,176
Premium finance receivables—life insurance	9,312,521	9,023,642	8,506,960
Consumer and other	144,011	114,864	116,505
Total loans, net of unearned income	$55,654,947	$53,105,101	$51,041,679
Mix:
Commercial	33%	32%	32%
Commercial real estate	26	26	26
Home equity	1	1	1
Residential real estate	8	8	8
Premium finance receivables—property & casualty	15	16	16
Premium finance receivables—life insurance	17	17	17
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $282.1 million at June 30, 2026, $268.6 million at December 31, 2025 and $284.0 million at June 30, 2025.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $101.7 million at June 30, 2026, $77.9 million at December 31, 2025 and $67.6 million at June 30, 2025.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $336.7 million at June 30, 2026, $312.2 million at December 31, 2025, and $341.3 million at June 30, 2025.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at June 30, 2026, December 31, 2025 and June 30, 2025:

As of June 30, 2026		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$90,642	$—	$14,851	$38,292	$18,137,526	$18,281,311
Commercial real estate
Construction and development	859	—	5,179	1,055	2,648,572	2,655,665
Non-construction	16,361	—	9,700	59,396	11,529,485	11,614,942
Home equity	1,177	—	690	878	489,037	491,782
Residential real estate, excluding early buy-out loans	25,910	—	3,310	—	4,382,137	4,411,357
Premium finance receivables—property & casualty	28,061	16,003	18,198	25,864	8,523,897	8,612,023
Premium finance receivables—life insurance	—	—	2,908	8,606	9,301,007	9,312,521
Consumer and other	113	145	195	1,253	142,305	144,011
Total loans, net of unearned income, excluding early buy-out loans	$163,123	$16,148	$55,031	$135,344	$55,153,966	$55,523,612
Early buy-out loans guaranteed by U.S. government agencies (1)	—	53,895	310	—	77,130	131,335
Total loans, net of unearned income	$163,123	$70,043	$55,341	$135,344	$55,231,096	$55,654,947
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at June 30, 2026:

	Year of Origination							Revolving	Total
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial
Pass	$2,152,472	$3,215,139	$2,295,924	$1,333,934	$882,274	$1,535,672	$6,090,869	$13,762	$17,520,046
Special mention	20,169	49,588	51,607	31,485	7,196	17,440	266,708	2,570	446,763
Substandard accrual	3,071	10,862	31,080	36,158	16,126	54,480	70,845	1,238	223,860
Substandard nonaccrual/doubtful	1,835	4,401	14,461	9,692	32,440	26,427	1,086	300	90,642
Total commercial, industrial and other	$2,177,547	$3,279,990	$2,393,072	$1,411,269	$938,036	$1,634,019	$6,429,508	$17,870	$18,281,311
Construction and development
Pass	$128,750	$539,684	$647,848	$408,452	$518,701	$111,359	$15,325	$—	$2,370,119
Special mention	—	—	38,846	68,902	99,672	1,441	—	—	208,861
Substandard accrual	—	—	—	16,044	18,996	40,786	—	—	75,826
Substandard nonaccrual/doubtful	—	—	—	—	—	859	—	—	859
Total construction and development	$128,750	$539,684	$686,694	$493,398	$637,369	$154,445	$15,325	$—	$2,655,665
Non-construction
Pass	$1,276,676	$2,191,251	$1,142,845	$1,017,381	$1,500,254	$3,855,632	$191,227	$627	$11,175,893
Special mention	89,190	10,198	2,338	27,355	53,163	73,766	—	—	256,010
Substandard accrual	—	—	21,050	44,971	49,375	51,282	—	—	166,678
Substandard nonaccrual/doubtful	—	—	—	1,299	690	14,372	—	—	16,361
Total non-construction	$1,365,866	$2,201,449	$1,166,233	$1,091,006	$1,603,482	$3,995,052	$191,227	$627	$11,614,942
Home equity
Pass	$—	$99	$413	$191	$215	$21,567	$450,013	$4,627	$477,125
Special mention	—	—	9	—	96	1,144	6,538	106	7,893
Substandard accrual	—	—	10	14	100	3,666	1,700	97	5,587
Substandard nonaccrual/doubtful	—	—	—	101	110	966	—	—	1,177
Total home equity	$—	$99	$432	$306	$521	$27,343	$458,251	$4,830	$491,782
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$665	$10,382	$9,994	$7,590	$102,704	$—	$—	$131,335
Pass	598,295	1,040,503	586,854	353,176	714,441	1,059,417	—	—	4,352,686
Special mention	164	422	915	1,912	5,830	10,087	—	—	19,330

Substandard accrual	—	296	230	1,013	6,012	5,880	—	—	13,431
Substandard nonaccrual/doubtful	—	824	4,241	5,268	5,362	10,215	—	—	25,910
Total residential real estate	$598,459	$1,042,710	$602,622	$371,363	$739,235	$1,188,303	$—	$—	$4,542,692
Premium finance receivables - property and casualty
Pass	$7,099,697	$1,372,618	$5,538	$2	$2	$—	$—	$—	$8,477,857
Special mention	72,227	22,195	20	—	—	—	—	—	94,442
Substandard accrual	5,717	5,945	—	—	1	—	—	—	11,663
Substandard nonaccrual/doubtful	5,285	22,168	607	—	1	—	—	—	28,061
Total premium finance receivables - property and casualty	$7,182,926	$1,422,926	$6,165	$2	$4	$—	$—	$—	$8,612,023
Premium finance receivables - life (1)
Pass	$189,686	$718,134	$776,625	$591,784	$811,692	$6,224,600	$—	$—	$9,312,521
Special mention	—	—	—	—		—	—	—	—
Substandard accrual	—	—	—	—	—	—	—	—	—
Substandard nonaccrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$189,686	$718,134	$776,625	$591,784	$811,692	$6,224,600	$—	$—	$9,312,521
Consumer and other
Pass	$3,192	$3,608	$1,237	$1,310	$120	$45,268	$88,902	$—	$143,637
Special mention	12	89	10	29	77	—	11	—	228
Substandard accrual	—	14	—	6	—	8	5	—	33
Substandard nonaccrual/doubtful	—	—	6	—	—	107	—	—	113
Total consumer and other	$3,204	$3,711	$1,253	$1,345	$197	$45,383	$88,918	$—	$144,011
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$665	$10,382	$9,994	$7,590	$102,704	$—	$—	$131,335
Pass	11,448,768	9,081,036	5,457,284	3,706,230	4,427,699	12,853,515	6,836,336	19,016	53,829,884
Special mention	181,762	82,492	93,745	129,683	166,034	103,878	273,257	2,676	1,033,527
Substandard accrual	8,788	17,117	52,370	98,206	90,610	156,102	72,550	1,335	497,078
Substandard nonaccrual/doubtful	7,120	27,393	19,315	16,360	38,603	52,946	1,086	300	163,123
Total loans	$11,646,438	$9,208,703	$5,633,096	$3,960,473	$4,730,536	$13,269,145	$7,183,229	$23,327	$55,654,947
Gross write offs
Three months ended June 30, 2026	$282	$6,546	$3,301	$3,898	$1,409	$1,846	$—	$—	$17,282
Six months ended June 30, 2026	$492	$14,819	$5,354	$7,024	$5,572	$7,670	$—	$—	$40,931
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

As of June 30, 2026	Year of Origination						Total
(In thousands)	2026	2025	2024	2023	2022	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$—	$—	$135,000	$178,542	$313,542
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$—	$—	$—	$—	$135,000	$178,542	$313,542
Municipal
1-4 internal grade	$—	$—	$—	$3,912	$1,024	$127,411	$132,347
5-7 internal grade	—	—	—	—	—	1,887	1,887
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$—	$—	$3,912	$1,024	$129,298	$134,234
Mortgage-backed securities
1-4 internal grade	$—	$—	$—	$231,861	$451,515	$2,039,538	$2,722,914
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$—	$—	$—	$231,861	$451,515	$2,039,538	$2,722,914
Corporate notes
1-4 internal grade	$—	$—	$—	$—	$4,975	$21,007	$25,982
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$—	$—	$—	$4,975	$21,007	$25,982
Total held-to-maturity securities							$3,196,672
Less: Allowance for credit losses							(220)
Held-to-maturity securities, net of allowance for credit losses							$3,196,452

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

	June 30,	December 31,	June 30,
(In thousands)	2026	2025	2025
Allowance for loan losses	$402,952	$379,283	$391,654
Allowance for unfunded lending-related commitments losses	78,017	80,922	65,409
Allowance for loan losses and unfunded lending-related commitments losses	480,969	460,205	457,063
Allowance for held-to-maturity securities losses	220	260	398
Allowance for credit losses	$481,189	$460,465	$457,461

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard nonaccrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of June 30, 2026, excluding loans carried at fair value, substandard nonaccrual loans totaling $72.4 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on nonaccrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and six months ended June 30, 2026 and June 30, 2025 is as follows:

Three months ended June 30, 2026		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$210,959	$224,870	$10,213	$13,081	$11,391	$820	$471,334
Other adjustments	—	—	—	—	(90)	—	(90)
Charge-offs	(10,837)	(707)	—	(163)	(5,403)	(172)	(17,282)
Recoveries	1,710	5	16	1	2,076	28	3,836
Provision for credit losses	32,977	(14,220)	(225)	338	3,978	323	23,171
Allowance for credit losses at period end	$234,809	$209,948	$10,004	$13,257	$11,952	$999	$480,969
By measurement method:
Individually measured	$29,418	$2,111	$—	$119	$—	$6	$31,654
Collectively measured	205,391	207,837	10,004	13,138	11,952	993	449,315
Loans at period end
Individually measured	$90,642	$17,220	$1,177	$25,803	$—	$113	$134,955
Collectively measured	18,190,669	14,253,387	490,605	4,379,216	17,924,544	143,898	55,382,319
Loans held at fair value	—	—	—	137,673	—	—	137,673

Three months ended June 30, 2025	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$201,183	$210,010	$9,139	$10,652	$16,039	$918	$447,941
Other adjustments	—	—	—	—	180	—	180
Charge-offs	(6,148)	(5,711)	(111)	—	(6,346)	(179)	(18,495)
Recoveries	1,746	10	30	2	3,335	32	5,155
Provision for credit losses	(2,213)	20,049	163	801	3,404	78	22,282
Allowance for credit losses at period end	$194,568	$224,358	$9,221	$11,455	$16,612	$849	$457,063
By measurement method:
Individually measured	$35,129	$8,127	$—	$103	$—	$4	$43,363
Collectively measured	159,439	216,231	9,221	11,352	16,612	845	413,700
Loans at period end
Individually measured	$80,877	$32,828	$1,780	$27,960	$—	$41	$143,486
Collectively measured	16,306,554	13,259,182	465,035	3,783,938	16,830,136	116,464	50,761,309
Loans held at fair value	—	—	—	136,884	—	—	136,884

Six months ended June 30, 2026		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$178,545	$246,933	$10,402	$12,519	$11,011	$795	$460,205
Other adjustments	—	—	—	—	(140)	—	(140)
Charge-offs	(19,265)	(7,967)	—	(513)	(12,834)	(352)	(40,931)
Recoveries	3,129	11	319	2	5,513	93	9,067
Provision for credit losses	72,400	(29,029)	(717)	1,249	8,402	463	52,768
Allowance for credit losses at period end	$234,809	$209,948	$10,004	$13,257	$11,952	$999	$480,969

Six months ended June 30, 2025		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$175,837	$222,856	$8,943	$10,335	$17,820	$812	$436,603
Other adjustments	—	—	—	—	184	—	184
Charge-offs	(15,870)	(6,165)	(111)	—	(13,472)	(326)	(35,944)
Recoveries	2,675	22	246	138	6,822	61	9,964
Provision for credit losses	31,926	7,645	143	982	5,258	302	46,256
Allowance for credit losses at period end	$194,568	$224,358	$9,221	$11,455	$16,612	$849	$457,063

For the three and six months ended June 30, 2026, the Company recognized approximately $23.2 million and $52.8 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of losses experienced in the Commercial and Premium Finance Receivables, growth across various segments, and qualitative overlays related to the uncertainty of future performance of the economy, which was offset by an improved forecast related to CRE Price Index. Net charge-offs in the three and six month periods ended June 30, 2026, totaled $13.4 million and $31.9 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three and six month periods ended June 30, 2026, the Company recognized approximately $(37,000) and $(40,000), respectively, of provision for credit losses related to held-to-maturity securities. At June 30, 2026, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At June 30, 2026, the Company had no foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $59.3 million and $58.2 million at June 30, 2026 and 2025, respectively.

The tables below present a summary of the period-end balance of loans to borrowers experiencing financial difficulties during the three and six months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$4,971	0.1%	$3,977	$—	$—	$964	$30
Commercial real estate
Non-construction	2,666	0.0	1,950	—	—	716	—
Residential real estate	701	0.0	391	—	—	254	56
Premium finance receivables—property & casualty	11	0.0	—	11	—	—	—
Total loans	$8,349	0.0%	$6,318	$11	$—	$1,934	$86

		Weighted Average Magnitude of Modifications:
Three Months Ended June 30, 2026 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$4,971	12	234	42
Commercial real estate
Non-construction	2,666	14	—	37
Residential real estate	701	70	288	184
Premium finance receivables—property & casualty	11	—	66	—
Total loans	$8,349	18	240	58

Three Months Ended June 30, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$35	0.0%	$—	$11	$—	$—	$24
Residential real estate	282	0.0	—	282	—	—	—
Premium finance receivables—property & casualty	885	0.0	885	—	—	—	—
Total loans	$1,202	0.0%	$885	$293	$—	$—	$24

		Weighted Average Magnitude of Modifications:
Three Months Ended June 30, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$35	51	72	—
Residential real estate	282	—	123	—
Premium finance receivables—property & casualty	885	12	—	—
Total loans	$1,202	13	117	—

Six Months Ended June 30, 2026 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$22,329	0.3%	$6,607	$36	$—	$15,639	$47
Commercial real estate
Construction and development	594	0.0	594	—	—	—	—
Non-construction	11,617	0.1	10,901	—	—	716	—
Residential real estate	701	0.0	391	—	—	254	56
Premium finance receivables—property & casualty	11	0.0	—	11	—	—	—
Total loans	$35,252	0.1%	$18,493	$47	$—	$16,609	$103

		Weighted Average Magnitude of Modifications:
Six Months Ended June 30, 2026 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$22,329	28	244	37
Commercial real estate
Construction and development	594	11	—	37
Non-construction	11,617	5	—	—
Residential real estate	701	70	288	184
Premium finance receivables—property & casualty	11	—	66	—
Total loans	$35,252	21	246	39

Six Months Ended June 30, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$12,732	0.2%	$12,465	$11	$31	$—	$225
Residential real estate	1,144	0.0	162	282	—	—	700
Premium finance receivables—property & casualty	885	0.0	885	—	—	—	—
Total loans	$14,761	0.0%	$13,512	$293	$31	$—	$925

		Weighted Average Magnitude of Modifications:
Six months ended June 30, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$12,732	10	50	—
Residential real estate	1,144	48	152	—
Premium finance receivables—property & casualty	885	12	—	—
Total loans	$14,761	12	$138	—

The Company had commitments of $52.5 million and $21.0 million as of June 30, 2026 and June 30, 2025, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	For the Twelve Months Ended June 30, 2026	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	For the Twelve Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Total	Payments in Default (1)	Payments in Default (1)	Total	Payments in Default (1)	Payments in Default (1)
Commercial	$44,455	$3,497	$4,086	$20,731	$11	$123
Commercial real estate
Construction and development	594	—	594	—	—	—
Non-construction	22,345	3,489	12,440	752	—	—
Home equity	85	—	—	—	—	—
Residential real estate	1,370	—	—	1,144	—	700
Premium finance receivables—property & casualty	11	11	11	1,230	885	885
Total loans	$68,860	$6,997	$17,131	$23,857	$896	$1,708
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.

(8) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2025	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2026
Community banking	$687,754	$—	$—	$(11,331)	$676,423
Specialty finance	38,211	—	—	10,590	48,801
Wealth management	71,995	—	—	—	71,995
Total	$797,960	$—	$—	$(741)	$797,219

The specialty finance unit’s goodwill increased in the first six months of 2026 as $11.3 million of goodwill was reclassified from the community banking unit related to a line of business reclassification, partially offset by $741,000 of foreign currency translation adjustments related to the prior Canadian acquisitions. The line of business reclassification resulted from the reportable segment aggregation analysis performed following leadership changes occurring in 2026. The movement of this line of business between the two reporting units did not have a significant impact on the valuation of the Company’s reporting units as all reporting units had substantial excess in estimated fair value over the carrying value in the Company’s most recent quantitative assessment of goodwill.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of June 30, 2026, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of June 30, 2026 is as follows:

(In thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$158,106	$158,106	$158,106
Accumulated amortization	(86,132)	(76,861)	(67,301)
Net carrying amount	$71,974	$81,245	$90,805
Trademark with indefinite lives:
Carrying amount	11,500	11,500	13,800
Total net carrying amount	$83,474	$92,745	$104,605
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,960	$1,961	$1,962
Accumulated amortization	(1,950)	(1,932)	(1,915)
Net carrying amount	$10	$29	$47
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$26,630	$26,630	$26,630
Accumulated amortization	(21,995)	(21,405)	(20,787)
Net carrying amount	$4,635	$5,225	$5,843
Total acquisition-related intangible assets:
Gross carrying amount	$198,196	$198,197	$200,498
Accumulated amortization	(110,077)	(100,198)	(90,003)
Total other acquisition-related intangible assets, net	$88,119	$97,999	$110,495

Estimated amortization
Actual in six months ended June 30, 2026	$9,879
Estimated remaining in 2026	8,940
Estimated—2027	16,340
Estimated—2028	13,908
Estimated—2029	11,536
Estimated—2030	9,461

The core deposit intangibles recognized in connection with the Company’s bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line or accelerated basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with prior acquisitions. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis. Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $9.9 million and $11.2 million for the six months ended June 30, 2026 and 2025, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2026	2025	2026	2025
Fair value at beginning of the period	$195,276	$196,307	$195,023	$203,788
Additions from loans sold with servicing retained	8,745	6,336	15,179	11,005
Estimate of changes in fair value due to:
Payoffs, paydowns and repurchases	(6,499)	(5,616)	(13,140)	(10,252)
Changes in valuation inputs or assumptions	4,381	(3,966)	4,841	(11,480)
Fair value at end of the period	$201,903	$193,061	$201,903	$193,061
Unpaid principal balance of mortgage loans serviced for others	$12,669,679	$12,470,924

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

Periodically, the Company will purchase mortgage and interest rate derivative contracts in which the Company elects to not designate such derivatives as hedging instruments. These contracts are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of June 30, 2026 and June 30, 2025, see Note (14) “Derivative Financial Instruments” in Item 1 of this report.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Balance:
Non-interest-bearing	$11,796,736	$11,423,701	$10,877,166
NOW and interest-bearing demand deposits	6,742,269	6,233,753	6,795,725
Wealth management deposits	1,349,949	1,907,647	1,595,764
Money market	23,083,225	21,368,924	19,556,041
Savings	6,597,516	6,905,216	6,659,419
Time certificates of deposit	11,571,580	9,877,950	10,332,696
Total deposits	$61,141,275	$57,717,191	$55,816,811
Mix:
Non-interest-bearing	19%	20%	19%
NOW and interest-bearing demand deposits	11	11	12
Wealth management deposits	2	3	3
Money market	38	37	35
Savings	11	12	12
Time certificates of deposit	19	17	19
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”), and trust and asset management customers of the Company.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	June 30, 2026	December 31, 2025	June 30, 2025
FHLB advances	$3,450,680	$3,451,309	$3,151,309
Other borrowings:
Notes payable	—	—	128,500
Secured borrowings	370,736	422,107	440,558
Other	—	55,859	56,334
Total other borrowings	370,736	477,966	625,392
Subordinated notes	298,820	298,636	298,458
Total FHLB advances, other borrowings and subordinated notes	$4,120,236	$4,227,911	$4,075,159

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances”, Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2025 Form 10-K.

Notes Payable
Notes payable balances represent the balances on the Company’s credit agreement with certain unaffiliated banks. The term loan facility was paid in full in December 2025. At June 30, 2026, there was no outstanding principal balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2026, the Company was in compliance with all such covenants.

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

At June 30, 2026, the translated balance of the secured borrowings totaled $355.6 million compared to $408.0 million at December 31, 2025 and $426.2 million at June 30, 2025. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus fee rate of 0.775%.

The remaining $15.1 million, $14.1 million and $14.4 million within secured borrowings at June 30, 2026, December 31, 2025 and June 30, 2025, respectively, represent other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings represented a promissory note (“Promissory Note”) issued by the Company in June 2017. The Promissory Note was paid in full in March 2026.

Subordinated Notes

At June 30, 2026, the Company had outstanding subordinated notes totaling $298.8 million compared to $298.6 million and $298.5 million at December 31, 2025 and June 30, 2025, respectively. The notes issued in 2019 have a stated interest rate of 4.85% and mature in June 2029.

(12) Junior Subordinated Debentures

The junior subordinated debentures totaled $253.6 million at June 30, 2026, December 31, 2025 and June 30, 2025. At June 30, 2026, the weighted average contractual interest rate on the junior subordinated debentures was 6.15%. Descriptions of the Company’s Junior Subordinated Debentures are included in Note (14) “Junior Subordinated Debentures” in the 2025 Form 10-K.

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

The following is a summary of certain operating information for reportable segments:

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
Three Months Ended June 30, 2026:
Interest income	$816,613	$122,632	$8,874	$948,119	$13,293	$961,412
Interest expense	346,163	17,784	99	364,046	—	364,046
Net interest income	470,450	104,848	8,775	584,073	13,293	597,366
Provision for credit losses	21,369	1,765	—	23,134	—	23,134
Non-interest income	86,606	36,591	43,412	166,609	(25,340)	141,269
Non-interest expense:
Salaries	100,759	17,891	10,819	129,469	406	129,875
Commissions and incentive compensation	37,327	11,454	13,682	62,463	—	62,463
Benefits	32,487	6,631	2,633	41,751	—	41,751
Other segment expenses (1)	139,405	26,919	9,577	175,901	(12,453)	163,448
Total non-interest expense	309,978	62,895	36,711	409,584	(12,047)	397,537
Income before taxes	225,709	76,779	15,476	317,964	—	317,964
Income tax expense	64,278	16,316	3,677	84,271	—	84,271
Net income	$161,431	$60,463	$11,799	$233,693	$—	$233,693
Total assets at period end	$59,218,299	$14,138,775	$1,311,061	$74,668,135	$—	$74,668,135
Three Months Ended June 30, 2025:
Interest income	$800,316	$102,737	$4,964	$908,017	$12,891	$920,908
Interest expense	363,660	10,427	127	374,214	—	374,214
Net interest income	436,656	92,310	4,837	533,803	12,891	546,694
Provision for credit losses	20,478	1,756	—	22,234	—	22,234
Non-interest income	75,498	33,524	39,538	148,560	(24,471)	124,089
Non-interest expense:
Salaries	96,902	15,638	10,103	122,643	531	123,174
Commissions and incentive compensation	33,325	9,976	12,570	55,871	—	55,871
Benefits	32,107	5,906	2,483	40,496	—	40,496
Other segment expenses (1)	139,710	25,090	9,231	174,031	(12,111)	161,920
Total non-interest expense	302,044	56,610	34,387	393,041	(11,580)	381,461
Income before taxes	189,632	67,468	9,988	267,088	—	267,088
Income tax expense	50,499	18,672	2,390	71,561	—	71,561
Net income	$139,133	$48,796	$7,598	$195,527	$—	$195,527
Total assets at period end	$55,924,843	$12,062,568	$995,907	$68,983,318	$—	$68,983,318
(1)Other segment expenses include non-interest expense categories such as ‘Software & Equipment’, ‘Data processing’, ‘Advertising and Marketing’, ‘FDIC Insurance’, and ‘Occupancy’. See “Non-Interest Expense” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q for further discussion on non-interest expense.

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
Six Months Ended June 30, 2026:
Interest income	$1,598,115	$247,208	$19,356	$1,864,679	$24,293	$1,888,972
Interest expense	677,067	35,277	238	712,582	—	712,582
Net interest income	921,048	211,931	19,118	1,152,097	24,293	1,176,390
Provision for credit losses	48,650	4,078	—	52,728	—	52,728
Non-interest income	164,488	72,324	86,687	323,499	(48,088)	275,411
Non-interest expense:
Salaries	202,335	35,914	19,792	258,041	920	258,961
Commissions and incentive compensation	70,455	21,316	28,099	119,870	—	119,870
Benefits	64,730	13,271	5,704	83,705	—	83,705
Other segment expenses (1)	272,012	51,601	18,735	342,348	(24,715)	317,633
Total non-interest expense	609,532	122,102	72,330	803,964	(23,795)	780,169
Income before taxes	427,354	158,075	33,475	618,904	—	618,904
Income tax expense	115,392	34,519	7,912	157,823	—	157,823
Net income	$311,962	$123,556	$25,563	$461,081	$—	$461,081

Six Months Ended June 30, 2025:
Interest income	$1,569,284	$204,435	$10,495	$1,784,214	$23,659	$1,807,873
Interest expense	713,617	20,818	270	734,705	—	734,705
Net interest income	855,667	183,617	10,225	1,049,509	23,659	1,073,168
Provision for credit losses	42,906	3,291	—	46,197	—	46,197
Non-interest income	148,991	64,563	73,328	286,882	(46,159)	240,723
Non-interest expense:
Salaries	195,488	31,400	19,207	246,095	996	247,091
Commissions and incentive compensation	65,462	19,017	23,928	108,407	—	108,407
Benefits	59,481	10,624	5,464	75,569	—	75,569
Other segment expenses (1)	272,200	48,535	19,245	339,980	(23,496)	316,484
Total non-interest expense	592,631	109,576	67,844	770,051	(22,500)	747,551
Income before taxes	369,121	135,313	15,709	520,143	—	520,143
Income tax expense	95,718	36,224	3,635	135,577	—	135,577
Net income	$273,403	$99,089	$12,074	$384,566	$—	$384,566

(1)Other segment expenses include non-interest expense categories such as ‘Software & Equipment’, ‘Data processing’, ‘Advertising and Marketing’, ‘FDIC Insurance’, and ‘Occupancy’. See “Non-Interest Expense” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q for further discussion on non-interest expense.

(14) Derivative Financial Instruments

The Company primarily enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying term (such as a rate, security price, price index or commodity price) as specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying term. Derivatives are also implicit in certain contracts and commitments.

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps, collars and floors to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; (4) covered call options to economically hedge specific investment securities and receive fee income, effectively enhancing the overall yield on such securities to compensate for potential net interest margin compression; and (5) options and swaps to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The Company also enters into derivatives (typically interest rate swaps and commodity forward contracts) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third-party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.

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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2026, December 31, 2025 and June 30, 2025:

	Derivative Assets			Derivative Liabilities
(In thousands)	June 30, 2026	December 31, 2025	June 30, 2025	June 30, 2026	December 31, 2025	June 30, 2025
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$16,536	$53,622	$57,245	$31,263	$3,363	$11,314
Interest rate derivatives designated as Fair Value Hedges	5,451	5,350	6,207	89	496	549
Total derivatives designated as hedging instruments under ASC 815	$21,987	$58,972	$63,452	$31,352	$3,859	$11,863
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$100,182	$116,562	$144,350	$104,353	$116,745	$141,880
Interest rate lock commitments	5,103	3,416	5,548	12	—	—
Forward commitments to sell mortgage loans	1,180	104	4,028	3,263	2,729	4,048
Commodity forward contracts	807	448	119	705	288	42
Foreign exchange contracts	477	165	3,609	426	153	3,569
Total derivatives not designated as hedging instruments under ASC 815	$107,749	$120,695	$157,654	$108,759	$119,915	$149,539
Total Derivatives	$129,736	$179,667	$221,106	$140,111	$123,774	$161,402

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

As of June 30, 2026, the Company had various interest rate collar, swap and floor derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of June 30, 2026:

	June 30, 2026
(In thousands)		Notional Amount	Fair Value Asset (Liability)
Floor at 1-month CME Term SOFR	September 2028 - December 2029	$450,000	$1,181
Interest rate collars at 1-month CME term SOFR	October 2026 - September 2027	1,750,000	(7,757)
Interest rate swaps at 1-month CME term SOFR (1)	July 2026 - March 2032	5,350,000	(8,151)
Total Cash Flow Hedges		$7,550,000	$(14,727)
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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Unrealized gain (loss) at beginning of period	$37,666	$42,565	$67,112	$(15,508)
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	(4,615)	4,890	(8,582)	10,636
Amount of (loss) gain recognized in other comprehensive income or loss	(37,530)	25,074	(63,009)	77,401
Unrealized (loss) gain at end of period	$(4,479)	$72,529	$(4,479)	$72,529

As of June 30, 2026, the Company estimated that during the next 12 months $2.8 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $13.3 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $16.1 million reclassified as a decrease to interest income related to the interest rate collars, floors and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2026, the Company had 13 interest rate swaps with an aggregate notional amount of $115.0 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of June 30, 2026:

(In thousands)		June 30, 2026
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$109,288	$(5,304)	$(19)
	Available-for-sale debt securities	375	(4)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Six Months Ended
		June 30, 2026	June 30, 2026
Interest rate swaps	Interest and fees on loans	$(0)	$(0)

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2026 and December 31, 2025, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $15.4 billion and $15.2 billion, respectively, (all interest rate swaps and caps with customers and third parties) related to this program. At June 30, 2026 these interest rate derivatives had maturity dates ranging from July 2026 to August 2037.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2026 and December 31, 2025, the Company had interest rate lock commitments with an aggregate notional amount of approximately $256.4 million and $161.9 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $535.3 million and $413.2 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Periodically, the Company will purchase mortgage and interest rate derivative contracts in which the Company elects to not designate such derivatives as hedging instruments. These contracts are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. The Company held twelve interest rate derivatives with an aggregate notional value of $452.0 million at June 30, 2026 and ten interest rate derivatives with an aggregate notional value of $362.0 million at December 31, 2025. At June 30, 2026, the Company had one to-be-announced forward-setting contract for mortgage-backed securities with an aggregate notional value of $56.0 million, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio. At December 31, 2025, the Company had one such forward-setting contract with an aggregate notional value of $56.0 million.

Commodity Derivatives—The Company has commodity forward contracts resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively purchase or sell a given commodity at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2026 and December 31, 2025, the Company had commodity derivative transactions with an aggregate notional amount of approximately $3.8 million and $4.1 million, respectively, (all forward contracts with customers and third parties) related to this program. At June 30, 2026, these commodity derivatives had maturity dates ranging from July 2026 to October 2027.

Foreign Currency Derivatives—The Company has foreign currency derivative contracts resulting from a service the Company provides to certain qualified customers. The Company’s banking subsidiaries execute certain derivative products directly with qualified customers to facilitate their respective risk management strategies related to foreign currency fluctuations. For example, these arrangements allow the Company’s customers to effectively exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. As of June 30, 2026 and December 31, 2025, the Company held foreign currency derivatives with an aggregate notional amount of approximately $65.3 million and $84.0 million, respectively.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2026, December 31, 2025 or June 30, 2025.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate swaps and caps	Trading gains, net	$(18)	$85	$(66)	$(32)
Mortgage banking derivatives	Mortgage banking	36	(324)	2,538	3,317
Commodity contracts	Trading gains, net	(44)	(37)	(59)	77
Foreign exchange contracts	Trading gains, net	87	65	142	73
Covered call options	Fees from covered call options	4,793	5,624	9,462	9,070
Derivative contract held as economic hedge on MSRs	Mortgage banking	(3,396)	2,535	(4,296)	7,432

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. If the Company were to breach any of these provisions, at a time when the derivatives subject to such agreements are in a liability position, and the derivatives were to be terminated as a result, the Company would be required to settle its obligations under the agreements at the termination value and would be required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. As of June 30, 2026, there were $3.7 million of derivatives that were subject to such agreements in a net liability position.

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	June 30, 2026	December 31, 2025	June 30, 2025	June 30, 2026	December 31, 2025	June 30, 2025
Gross Amounts Recognized	$122,169	$175,534	$207,802	$135,705	$120,604	$153,743
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(54,173)	(60,108)	(68,680)	(54,173)	(60,108)	(68,680)
Collateral Posted	(24,180)	(46,894)	(67,753)	(30)	(1,963)	—
Net Credit Exposure	$43,816	$68,532	$71,369	$81,502	$58,533	$85,063

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

At June 30, 2026, the Company classified $123.7 million of municipal securities as Level 3. These municipal securities are bond issuances for various municipal government entities primarily located in the Chicago metropolitan area, southern Wisconsin and west Michigan and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e., a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issuances without comparable bond proxies, a rating of “BBB” was assigned. In the second quarter of 2026, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2026 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At June 30, 2026, the Company classified $47.6 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at June 30, 2026 was 5.28%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.74% with credit loss discount ranging from 0.00%-28.75% at June 30, 2026.

Loans held-for-investment—The fair value of loans held-for-investment is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At June 30, 2026, the Company classified $56.0 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at June 30, 2026 was 5.36%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 10.32% at June 30, 2026. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.4 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.64% with credit loss discounts ranging from 0.00%-36.06% at June 30, 2026.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At June 30, 2026, the Company classified $201.9 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at June 30, 2026 was 9.83% with discount rates applied ranging from 8.50%-12.00%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 5.84%-83.74% or a weighted average prepayment speed of 10.32%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $371, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (9) “Mortgage Servicing Rights (“MSRs”)” in Item 1 of this report for further discussion of MSRs.

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

At June 30, 2026, the Company classified $5.1 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at June 30, 2026 was 87.14% with pull-through rates applied ranging from 18.52% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$5,005	$5,005	$—	$—
U.S. government agencies	46,502	—	46,502	—
Municipal	171,148	—	47,445	123,703
Corporate notes	74,045	—	74,045	—
Mortgage-backed	7,290,845	—	7,290,845	—
Equity securities with readily determinable fair value	65,815	57,749	8,066	—
Mortgage loans held-for-sale	407,495	—	359,906	47,589
Loans held-for-investment	137,673	—	81,672	56,001
MSRs	201,903	—	—	201,903
Nonqualified deferred compensation assets	19,043	—	19,043	—
Derivative assets	129,736	—	124,633	5,103
Total	$8,549,210	$62,754	$8,052,157	$434,299
Derivative liabilities	$140,111	$—	$140,111	$—

	December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$7,035	$7,035	$—	$—
U.S. government agencies	47,471	—	47,471	—
Municipal	162,166	—	62,563	99,603
Corporate notes	77,295	—	77,295	—
Mortgage-backed	5,942,296	—	5,942,296	—
Equity securities with readily determinable fair value	63,770	55,704	8,066	—
Mortgage loans held-for-sale	340,745	—	286,931	53,814
Loans held-for-investment	151,590	—	95,390	56,200
MSRs	195,023	—	—	195,023
Nonqualified deferred compensation assets	18,112	—	18,112	—
Derivative assets	179,667	—	176,251	3,416
Total	$7,185,170	$62,739	$6,714,375	$408,056
Derivative liabilities	$123,774	$—	$123,774	$—

	June 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$13,018	$13,018	$—	$—
U.S. government agencies	45,824	—	45,824	—
Municipal	180,644	—	64,569	116,075
Corporate notes	79,799	—	79,799	—
Mortgage-backed	4,566,430	—	4,566,430	—
Equity securities with readily determinable fair value	273,722	265,656	8,066	—
Mortgage loans held-for-sale	299,606	—	272,438	27,168
Loans held-for-investment	136,884	—	83,847	53,037
MSRs	193,061	—	—	193,061
Nonqualified deferred compensation assets	17,283	—	17,283	—
Derivative assets	221,106	—	215,558	5,548
Total	$6,027,377	$278,674	$5,353,814	$394,889
Derivative liabilities	$161,402	$—	$161,402	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2026, December 31, 2025 and June 30, 2025 for mortgage loans held-for-sale measured at fair value under ASC 825 was $402.6 million, $343.3 million and $313.4 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $407.5 million, $340.7 million and $299.6 million, for the same respective periods, as shown in the above tables. At June 30, 2026, $851,000 of mortgage loans held-for-sale were classified as nonaccrual compared to $700,000 as of December 31, 2025 and $200,000 as of June 30, 2025. Additionally, there were $46.9 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of June 30, 2026 compared to $53.1 million as of December 31, 2025 and $27.5 million as of June 30, 2025. All of the nonaccrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at June 30, 2026, December 31, 2025, and June 30, 2025 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of June 30, 2026, December 31, 2025 and June 30, 2025 for loans held-for-investment measured at fair value under ASC 825 was $138.1 million, $148.1 million and $136.1 million, respectively, while the aggregate fair value of loans held-for-investment was $137.7 million, $151.6 million and $136.9 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2026 and 2025 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2026	$114,185	$52,473	$55,357	$195,276	$4,525
Total net (losses) gains included in:
Net income (1)	—	(106)	75	6,627	578
Other comprehensive income or loss	(543)	—	—	—	—
Purchases	13,219	—	—	—	—
Settlements	(3,158)	(21,133)	(13,083)	—	—
Net transfers into Level 3	—	16,355	13,652	—	—
Balance at June 30, 2026	$123,703	$47,589	$56,001	$201,903	$5,103

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at April 1, 2025	$121,844	$56,324	$34,002	$196,307	$5,493
Total net gains (losses) included in:
Net income (1)	—	479	565	(3,246)	55
Other comprehensive income or loss	(2,353)	—	—	—	—
Purchases	—	—	—	—	—
Settlements	(3,416)	(44,819)	(7,778)	—	—
Net transfers into Level 3	—	15,184	26,248	—	—
Balance at June 30, 2025	$116,075	$27,168	$53,037	$193,061	$5,548

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at January 1, 2026	$99,603	$53,814	$56,200	$195,023	$3,416
Total net (losses) gains included in:
Net income (1)	—	(228)	150	6,880	1,687
Other comprehensive income or loss	(4,561)	—	—	—	—
Purchases	37,361	—	—	—	—
Settlements	(8,700)	(34,538)	(27,330)	—	—
Net transfers into Level 3	—	28,541	26,981	—	—
Balance at June 30, 2026	$123,703	$47,589	$56,001	$201,903	$5,103
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

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2026:

	June 30, 2026				Three Months Ended June 30, 2026 Fair Value Losses Recognized, net	Six Months Ended June 30, 2026 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$134,955	$—	$—	$134,955	$11,730	$27,738
Other real estate owned (1)	15,940	—	—	15,940	—	—
Total	$150,895	$—	$—	$150,895	$11,730	$27,738
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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (7) “Allowance for Credit Losses” in Item 1 of this report. At June 30, 2026, the Company had $135.0 million of individually assessed loans classified as Level 3. All of the $135.0 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At June 30, 2026, the Company had $15.9 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10.00% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2026 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Input / Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$123,703	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	47,589	Discounted cash flows	Discount rate	5.28%	5.28%	Decrease
			Credit discount	0.00% - 28.75%	0.74%	Decrease
Loans held-for-investment	56,001	Discounted cash flows	Discount rate	5.28% - 6.00%	5.36%	Decrease
			Credit discount	0.00% - 36.06%	1.64%	Decrease
			Constant prepayment rate (CPR) - current loans	10.32%	10.32%	Decrease
			Average life - delinquent loans (in years)	1.4 years - 12.0 years	5.4 years	Decrease
MSRs	201,903	Discounted cash flows	Discount rate	8.50% - 12.00%	9.83%	Decrease
			Constant prepayment rate (CPR)	5.84% - 83.74%	10.32%	Decrease
			Cost of servicing	$70 - $90	$76	Decrease
			Cost of servicing - delinquent	$200 - $1,000	$371	Decrease
Derivatives	5,103	Discounted cash flows	Pull-through rate	18.52% - 100%	87.14%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	134,955	Appraisal value	Appraisal adjustment - cost of sale	10.00%	10.00%	Decrease
Other real estate owned	15,940	Appraisal value	Appraisal adjustment - cost of sale	10.00%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2026		At December 31, 2025		At June 30, 2025
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$595,855	$595,855	$467,938	$467,938	$695,564	$695,564
Interest-bearing deposits with banks	3,573,915	3,573,915	3,180,553	3,180,553	4,569,618	4,569,618
Available-for-sale securities	7,587,545	7,587,545	6,236,263	6,236,263	4,885,715	4,885,715
Held-to-maturity securities	3,196,452	2,634,961	3,343,905	2,785,147	3,502,186	2,869,415
Equity securities with readily determinable fair value	65,815	65,815	63,770	63,770	273,722	273,722
FHLB and FRB stock, at cost	294,629	294,629	291,881	291,881	282,087	282,087
Mortgage loans held-for-sale, at fair value	407,495	407,495	340,745	340,745	299,606	299,606
Loans held-for-investment, at fair value	137,673	137,673	151,590	151,590	136,884	136,884
Loans held-for-investment, at amortized cost	55,517,274	54,792,928	52,953,511	52,383,501	50,904,795	50,121,351
Nonqualified deferred compensation assets	19,043	19,043	18,112	18,112	17,283	17,283
Derivative assets	129,736	129,736	179,667	179,667	221,106	221,106
Accrued interest receivable and other	579,494	579,494	552,197	552,197	576,813	576,813
Total financial assets	$72,104,926	$70,819,089	$67,780,132	$66,651,364	$66,365,379	$64,949,164
Financial Liabilities:
Non-maturity deposits	$49,569,695	$49,569,695	$47,839,241	$47,839,241	$45,484,115	$45,484,115
Deposits with stated maturities	11,571,580	11,562,542	9,877,950	9,890,485	10,332,696	10,319,942
FHLB advances	3,450,680	3,452,714	3,451,309	3,472,538	3,151,309	3,185,868
Other borrowings	370,736	370,736	477,966	478,072	625,392	625,402
Subordinated notes	298,820	298,923	298,636	296,487	298,458	292,668
Junior subordinated debentures	253,566	253,548	253,566	253,591	253,566	253,573
Derivative liabilities	140,111	140,111	123,774	123,774	161,402	161,402
Accrued interest payable	53,561	53,561	62,884	62,884	57,470	57,470
Total financial liabilities	$65,708,749	$65,701,830	$62,385,326	$62,417,072	$60,364,408	$60,380,440

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

(16) Stock-Based Compensation Plans

As of June 30, 2026, approximately 1,525,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2025 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $11.7 million in the second quarter of 2026 and $10.2 million in the second quarter of 2025, and $23.0 million and $20.6 million in the six months ended June 30, 2026 and 2025, respectively.

A summary of the Plans’ stock option activity for the six months ended June 30, 2026 and June 30, 2025 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2026	5,675	$44.81
Exercised	(2,325)	40.97
Outstanding at June 30, 2026	3,350	$47.47	2.6	$379
Exercisable at June 30, 2026	3,350	$47.47	2.6	$379

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Outstanding at January 1, 2025	10,825	$43.76
Exercised	(5,150)	42.61
Outstanding at June 30, 2025	5,675	$44.81	3.2	$449
Exercisable at June 30, 2025	5,675	$44.81	3.2	$449
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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and June 30, 2025, was approximately $250,000 and $467,000, respectively. Cash received from option exercises under the Plans for the six months ended June 30, 2026 and June 30, 2025 was approximately $95,000 and $220,000, respectively.

A summary of the Plans’ restricted share activity for the six months ended June 30, 2026 and June 30, 2025 is presented below:

	Six months ended June 30, 2026		Six months ended June 30, 2025
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	888,398	$101.63	880,866	$90.95
Granted	260,905	153.28	254,059	133.14
Vested and issued	(278,212)	93.19	(201,993)	94.27
Forfeited or canceled	(19,173)	124.90	(17,703)	106.93
Outstanding at June 30	851,918	$119.86	915,229	$101.62
Vested, but deferred, at June 30	102,959	$56.28	101,426	$55.02

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2026 and June 30, 2025 is presented below:

	Six months ended June 30, 2026		Six months ended June 30, 2025
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	377,757	$102.38	454,017	$93.57
Granted	86,224	148.35	87,844	134.58
Added by performance factor at vesting, net	9,242	—	75,461	—
Vested and issued	(196,899)	90.33	(230,957)	95.26
Forfeited or canceled	(836)	114.09	(7,376)	104.88
Outstanding at June 30	275,488	$125.97	378,989	$102.41
Vested, but deferred, at June 30	—	$—	13,231	$40.53

(17) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized (Losses) Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at April 1, 2026	$(337,605)	$28,122	$(57,325)	$(366,808)
Other comprehensive loss during the period, net of tax, before reclassifications	(16,199)	(27,772)	(6,629)	(50,600)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	27	(3,415)	—	(3,388)
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(2)	—	—	(2)
Net other comprehensive loss during the period, net of tax	$(16,174)	$(31,187)	$(6,629)	$(53,990)
Balance at June 30, 2026	$(353,779)	$(3,065)	$(63,954)	$(420,798)

Balance at January 1, 2026	$(292,829)	$49,912	$(52,837)	$(295,754)
Other comprehensive loss during the period, net of tax, before reclassifications	(60,966)	(46,626)	(11,117)	(118,709)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	28	(6,351)	—	(6,323)
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(12)	—	—	(12)
Net other comprehensive loss during the period, net of tax	$(60,950)	$(52,977)	$(11,117)	$(125,044)
Balance at June 30, 2026	$(353,779)	$(3,065)	$(63,954)	$(420,798)

Balance at April 1, 2025	$(373,994)	$31,747	$(67,768)	$(410,015)
Other comprehensive income during the period, net of tax, before reclassifications	3,970	18,555	17,583	40,108
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	64	3,618	—	3,682
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(8)	—	—	(8)
Net other comprehensive income during the period, net of tax	$4,026	$22,173	$17,583	$43,782
Balance at June 30, 2025	$(369,968)	$53,920	$(50,185)	$(366,233)

Balance at January 1, 2025	$(429,580)	$(11,227)	$(67,528)	$(508,335)
Other comprehensive income during the period, net of tax, before reclassifications	59,341	57,277	17,343	133,961
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	287	7,870	—	8,157
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(16)	—	—	(16)
Net other comprehensive income during the period, net of tax	$59,612	$65,147	$17,343	$142,102
Balance at June 30, 2025	$(369,968)	$53,920	$(50,185)	$(366,233)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income or Loss for the
Details Regarding the Component of Accumulated Other Comprehensive Income or Loss	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2026	2025	2026	2025
Accumulated unrealized losses on securities
Losses included in net income	$(35)	$(87)	$(37)	$(388)	Gains on investment securities, net
	(35)	(87)	(37)	(388)	Income before taxes
Tax effect	8	23	9	101	Income tax expense
Net of tax	$(27)	$(64)	$(28)	$(287)	Net income

Accumulated unrealized (losses) gains on derivative instruments
Amount reclassified to interest income on loans	$(1,290)	$8,215	$(1,932)	$17,286	Interest on loans
Amount reclassified to interest expense on deposits	(3,325)	(3,325)	(6,650)	(6,650)	Interest on deposits
	4,615	(4,890)	8,582	(10,636)	Income before taxes
Tax effect	(1,200)	1,272	(2,231)	2,766	Income tax expense
Net of tax	$3,415	$(3,618)	$6,351	$(7,870)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income		$233,693	$195,527	$461,081	$384,566
Less: Preferred stock dividends		8,367	6,991	16,734	13,982
Net income applicable to common shares	(A)	$225,326	$188,536	$444,347	$370,584

Weighted average common shares outstanding	(B)	67,434	66,931	67,341	66,829
Effect of dilutive potential common shares
Common stock equivalents		852	888	852	903
Weighted average common shares and effect of dilutive potential common shares	(C)	68,286	67,819	68,193	67,732
Net income per common share:
Basic	(A/B)	$3.34	$2.82	$6.60	$5.55
Diluted	(A/C)	$3.30	$2.78	$6.52	$5.47
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

At the January 2026 meeting of the Board of Directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.55 per share ($2.20 on an annualized basis) was declared. It was paid on February 19, 2026 to shareholders of record as of February 5, 2026. At the April 2026 meeting of the Board of Directors, a quarterly cash dividend of $0.55 per share ($2.20 on an annualized basis) was declared. It was paid on May 28, 2026 to shareholders of record as of May 14, 2026.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of June 30, 2026 compared with December 31, 2025 and June 30, 2025, and the results of operations for the three and six month periods ended June 30, 2026 and June 30, 2025, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Second Quarter Highlights

The Company recorded net income of $233.7 million for the second quarter of 2026 compared to $195.5 million in the second quarter of 2025. The results for the second quarter of 2026 demonstrate increased net interest income due to growth in earning assets as well as the Company’s ability to navigate disruptions in the current economic environment during the period due to the

Company’s strong deposit franchise and balanced business model. Partially offsetting the increase in net interest income was an increase in non-interest expense. The increase in non-interest expense was a result of additional expenses to support growth. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income totaled $179.7 million for the second quarter of 2026 compared to $239.3 million for the second quarter of 2025.

The Company increased its loan portfolio from $51.0 billion at June 30, 2025 and $53.1 billion at December 31, 2025 to $55.7 billion at June 30, 2026. The increase in the current period compared to the prior periods was a result of growth across all major loan categories. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (6) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $597.4 million in the second quarter of 2026 compared to $546.7 million in the second quarter of 2025. This increase in net interest income recorded in the second quarter of 2026 compared to the second quarter of 2025 resulted primarily from growth in earning assets, specifically a $5.0 billion increase in average loans. Net interest margin was 3.50% (3.52% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2026 compared to 3.52% (3.54% on a fully taxable-equivalent basis, non-GAAP) in the second quarter of 2025. The decrease in net interest margin is primarily due to lower loan yields (see “Net Interest Income” for further detail).

Non-interest income totaled $141.3 million in the second quarter of 2026 compared to $124.1 million in the second quarter of 2025. The increase is primarily due to an increase in mortgage banking revenue of $4.3 million, an increase in operating lease income of $3.6 million, and an increase in wealth management revenue of $3.1 million in the second quarter of 2026 compared to the second quarter of 2025. This was partially offset by decreased fees from covered call options in the second quarter of 2026 compared to the second quarter of 2025 (see “Non-Interest Income” for further detail).

Non-interest expense totaled $397.5 million in the second quarter of 2026, an increase of $16.1 million, or 4%, compared to the second quarter of 2025. This increase compared to the second quarter of 2025 was primarily attributable to increased salaries and employee benefits of $14.5 million (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the second quarter of 2026, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid investment portfolio and its access to funding from a variety of external funding sources. See “Shareholders’ Equity”, “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary
The Company’s key operating measures and growth rates for the three and six months ended June 30, 2026, as compared to the same periods last year, are shown below:

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	Percentage (%) or Basis Point (bp) Change
Net income	$233,693	$195,527	20%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	341,098	289,322	18
Net income per common share—Diluted	3.30	2.78	19
Net revenue (2)	738,635	670,783	10
Net interest income	597,366	546,694	9
Net interest margin	3.50%	3.52%	(2) bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.52	3.54	(2)
Net overhead ratio (3)	1.42	1.57	(15)
Return on average assets	1.30	1.19	11
Return on average common equity	12.82	12.07	75
Return on average tangible common equity (non-GAAP) (1)	14.91	14.44	47

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	Percentage (%) or Basis Point (bp) Change
Net income	$461,081	$384,566	20%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	671,632	566,340	19
Net income per common share—Diluted	6.52	5.47	19
Net revenue (2)	1,451,801	1,313,891	10
Net interest income	1,176,390	1,073,168	10
Net interest margin	3.52%	3.53%	(1) bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.54	3.55	(1)
Net overhead ratio (3)	1.43	1.57	(14)
Return on average assets	1.31	1.19	12
Return on average common equity	12.79	12.14	65
Return on average tangible common equity (non-GAAP) (1)	14.90	14.57	33
At end of period
Total assets	$74,668,135	$68,983,318	8%
Total loans, excluding loans held-for-sale	55,654,947	51,041,679	9
Total loans, including loans held-for-sale	56,062,442	51,341,285	9
Total deposits	61,141,275	55,816,811	10
Total shareholders’ equity	7,525,116	7,225,696	4
Book value per common share (1)	105.26	95.43	10
Tangible common book value per share (1)	92.13	81.86	13
Market price per common share	160.72	123.98	30
Allowance for loan and unfunded lending-related commitment losses to total loans	0.86%	0.90%	(4) bps
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2026	2026	2025	2026	2025
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$961,412	$927,560	$920,908	$1,888,972	$1,807,873
Taxable-equivalent adjustment:
- Loans	2,111	2,026	2,200	4,137	4,406
- Liquidity Management Assets	630	586	680	1,216	1,370
- Other Earning Assets	—	—	—	—	3
(B) Interest Income (non-GAAP)	$964,153	$930,172	$923,788	$1,894,325	$1,813,652
(C) Interest Expense (GAAP)	364,046	348,536	374,214	712,582	734,705
(D) Net Interest Income (GAAP) (A minus C)	597,366	579,024	546,694	1,176,390	1,073,168
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	600,107	581,636	549,574	1,181,743	1,078,947
Net interest margin (GAAP)	3.50%	3.54%	3.52%	3.52%	3.53%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.52	3.56	3.54	3.54	3.55
(F) Non-interest income	$141,269	$134,142	$124,089	$275,411	$240,723
(G) Gains (losses) on investment securities, net	1,845	(31)	650	1,814	3,846
(H) Non-interest expense	397,537	382,632	381,461	780,169	747,551
Efficiency ratio (H/(D+F-G))	53.96%	53.65%	56.92%	53.81%	57.06%
Efficiency ratio (non-GAAP) (H/(E+F-G))	53.76	53.45	56.68	53.61	56.81

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$7,525,116	$7,378,100	$7,225,696
Less: Non-convertible preferred stock (GAAP)	(425,000)	(425,000)	(837,500)
Less: Acquisition-related intangible assets (GAAP)	(885,338)	(890,698)	(908,639)
(I) Total tangible common shareholders’ equity (non-GAAP)	$6,214,778	$6,062,402	$5,479,557
(J) Total assets (GAAP)	$74,668,135	$72,157,433	$68,983,318
Less: Acquisition-related intangible assets (GAAP)	(885,338)	(890,698)	(908,639)
(K) Total tangible assets (non-GAAP)	$73,782,797	$71,266,735	$68,074,679
Common equity to assets ratio (GAAP) (L/J)	9.5%	9.6%	9.3%
Tangible common equity ratio (non-GAAP) (I/K)	8.4	8.5	8.0

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$7,525,116	$7,378,100	$7,225,696
Less: Non-convertible preferred stock (GAAP)	(425,000)	(425,000)	(837,500)
(L) Total common equity	$7,100,116	$6,953,100	$6,388,196
(M) Actual common shares outstanding	67,455	67,437	66,938
Book value per common share (L/M)	$105.26	$103.10	$95.43
Tangible book value per common share (non-GAAP) (I/M)	92.13	89.90	81.86

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$225,326	$219,021	$188,536	$444,347	$370,584
Add: Acquisition-related intangible asset amortization	4,921	4,958	5,580	9,879	11,198
Less: Tax effect of acquisition-related intangible asset amortization	(1,304)	(1,210)	(1,495)	(2,519)	(2,923)
After-tax acquisition-related intangible asset amortization	$3,617	$3,748	$4,085	$7,360	$8,275
(O) Tangible net income applicable to common shares (non-GAAP)	$228,943	$222,769	$192,621	$451,707	$378,859
Total average shareholders’ equity	$7,474,449	$7,387,713	$6,862,040	$7,431,321	$6,662,598
Less: Average preferred stock	(425,000)	(425,000)	(599,313)	(425,000)	(506,423)
(P) Total average common shareholders’ equity	$7,049,449	$6,962,713	$6,262,727	$7,006,321	$6,156,175
Less: Average acquisition-related intangible assets	(889,059)	(894,211)	(910,924)	(891,620)	(913,483)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$6,160,390	$6,068,502	$5,351,803	$6,114,701	$5,242,692
Return on average common equity, annualized (N/P)	12.82%	12.76%	12.07%	12.79%	12.14%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	14.91	14.89	14.44	14.90	14.57

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$317,964	$300,940	$267,088	$618,904	$520,143
Add: Provision for credit losses	23,134	29,594	22,234	52,728	46,197
Pre-tax income, excluding provision for credit losses (non-GAAP)	$341,098	$330,534	$289,322	$671,632	$566,340

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2025 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At June 30, 2026, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, and the valuation and accounting for derivative instruments, as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed by the Audit Committee of the Company’s Board of Directors and are discussed in further detail below.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and includes the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. Management also applies judgment in developing qualitative adjustments to reflect elements of credit risk that are not fully captured in the quantitative loss models. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed. At June 30, 2026, the loan and held-to-maturity debt securities portfolios represent 79% of total assets on the Company’s consolidated balance sheet.

Key macroeconomic variable data points that are significant inputs into our credit loss models for the commercial and commercial real estate portfolios are the Baa corporate credit spread, the Dow Jones Total Stock Market Index for the commercial portfolio, and the Commercial Real Estate Price Index ("CREPI") related to the commercial real estate portfolio. Holding all other inputs constant, the table below shows the impact of changes in these key macroeconomic variable data points on the estimate of allowance for credit losses.

Impact to estimated allowance for credit losses from an increased or higher input value
Baa Credit Spread	Increases
Dow Jones Total Stock Market Index	Decreases
CRE Price Index	Decreases

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 10 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at June 30, 2026:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 5%-10%	Increases estimate by 5%-10%
Commercial Real Estate:
Construction	Decreases estimate by 5%-10%	Increases estimate by 5%-10%
Non-Construction	Decreases estimate by 3%-4%	Increases estimate by 3%-4%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial portfolio based on a 10% change in the Dow Jones Total Stock Market Index from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at June 30, 2026:

Dow Jones Total Stock Market Index
	Increases	Decreases
Commercial	Decreases estimate by 3%-5%	Increases estimate by 3%-5%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at June 30, 2026:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 35%-40%	Increases estimate by 160%-165%
Non-Construction	Decreases estimate by 25%-30%	Increases estimate by 40%-45%

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

Net Income

Net income for the quarter ended June 30, 2026 totaled $233.7 million, an increase of $38.2 million, or 20%, compared to the quarter ended June 30, 2025. On a per share basis, net income for the second quarter of 2026 totaled $3.30 per diluted common share compared to $2.78 for the second quarter of 2025.

The increase in net income for the second quarter of 2026 as compared to the same period in the prior year is primarily attributable to increased net interest income and an increase in non-interest income, partially offset by increased non-interest expense primarily due to increased salary and employee benefits expenses. See “Net Interest Income,” “Non-interest Income,” “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended June 30, 2026 compared to the Quarters Ended March 31, 2026 and June 30, 2025

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the second quarter of 2026 as compared to the first quarter of 2026 (sequential quarters) and second quarter of 2025 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025	Jun 30, 2026	Mar 31, 2026	Jun 30, 2025
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$2,412,081	$2,247,083	$3,308,199	$20,921	$19,214	$34,593	3.48%	3.47%	4.19%
Investment securities (2)	10,832,538	10,616,617	8,801,560	106,346	100,864	78,733	3.94	3.85	3.59
FHLB and FRB stock	292,325	291,972	282,001	5,625	5,564	5,393	7.72	7.73	7.67
Liquidity management assets (3) (7)	$13,536,944	$13,155,672	$12,391,760	$132,892	$125,642	$118,719	3.94%	3.87%	3.84%
Mortgage loans held-for-sale	402,175	317,047	310,534	6,169	4,615	4,872	6.15	5.90	6.29
Loans, net of unearned income (3) (4) (7)	54,491,469	52,845,685	49,517,635	825,092	799,915	800,197	6.07	6.14	6.48
Total earning assets (7)	$68,430,588	$66,318,404	$62,219,929	$964,153	$930,172	$923,788	5.65%	5.69%	5.96%
Allowance for loan and investment security losses	(405,743)	(391,810)	(398,685)
Cash and due from banks	519,586	534,189	478,707
Other assets	3,617,292	3,628,340	3,540,394
Total assets	$72,161,723	$70,089,123	$65,840,345

NOW and interest-bearing demand deposits	$6,453,420	$6,081,218	$6,423,050	$32,318	$29,666	$37,517	2.01%	1.98%	2.34%
Wealth management deposits	1,485,347	1,858,560	1,552,989	6,823	8,941	8,182	1.84	1.95	2.11
Money market accounts	22,000,942	21,156,125	18,184,754	165,035	155,299	155,890	3.01	2.98	3.44
Savings accounts	6,707,916	6,921,251	6,578,698	25,729	30,672	37,637	1.54	1.80	2.29
Time deposits	10,938,312	9,782,112	9,841,702	95,128	84,609	94,244	3.49	3.51	3.84
Interest-bearing deposits	$47,585,937	$45,799,266	$42,581,193	$325,033	$309,187	$333,470	2.74%	2.74%	3.14%
Federal Home Loan Bank advances	3,450,773	3,451,312	3,151,310	28,218	27,701	25,724	3.28	3.26	3.27
Other borrowings	358,511	442,200	593,657	3,121	4,026	6,957	3.49	3.69	4.70
Subordinated notes	298,757	298,661	298,398	3,739	3,719	3,735	5.02	5.05	5.02
Junior subordinated debentures	253,566	253,566	253,566	3,935	3,903	4,328	6.22	6.24	6.85
Total interest-bearing liabilities	$51,947,544	$50,245,005	$46,878,124	$364,046	$348,536	$374,214	2.81%	2.81%	3.20%
Non-interest-bearing deposits	11,273,344	10,963,887	10,643,798
Other liabilities	1,466,386	1,492,518	1,456,383
Equity	7,474,449	7,387,713	6,862,040
Total liabilities and shareholders’ equity	$72,161,723	$70,089,123	$65,840,345
Interest rate spread (5) (7)							2.84%	2.88%	2.76%
Less: Fully taxable-equivalent adjustment				(2,741)	(2,612)	(2,880)	(0.02)	(0.02)	(0.02)
Net free funds/contribution (6)	$16,483,044	$16,073,399	$15,341,805				0.68	0.68	0.78
Net interest income/margin (GAAP) (7)				$597,366	$579,024	$546,694	3.50%	3.54%	3.52%
Fully taxable-equivalent adjustment				2,741	2,612	2,880	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (7)				$600,107	$581,636	$549,574	3.52%	3.56%	3.54%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025 were $2.7 million, $2.6 million and $2.9 million, respectively.
(4)Loans, net of unearned income, include nonaccrual loans.
(5)Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.
(6)Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.
(7)See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

For the second quarter of 2026, net interest income totaled $597.4 million, an increase of $18.3 million as compared to the first quarter of 2026, and an increase of $50.7 million as compared to the second quarter of 2025. Net interest margin was 3.50% (3.52% on a FTE basis, non-GAAP) during the second quarter of 2026 compared to 3.54% (3.56% on a FTE basis, non-GAAP) during the first quarter of 2026, and 3.52% (3.54% on a FTE basis, non-GAAP) during the second quarter of 2025.

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$2,330,038	$3,413,538	$40,135	$71,538	3.47%	4.23%
Investment securities (2)	10,725,174	8,606,730	207,210	151,439	3.90	3.55
FHLB and FRB stock	292,149	281,853	11,189	10,700	7.72	7.66
Liquidity management assets (3)(8)	$13,347,361	$12,302,121	$258,534	$233,677	3.91%	3.83%
Other earning assets (3)(4)(8)	—	6,533	—	92	—	2.84
Mortgage loans held-for-sale	359,846	298,688	10,784	9,118	6.04	6.16
Loans, net of unearned income (3)(5)(8)	53,673,123	48,680,160	1,625,007	1,570,765	6.11	6.51
Total earning assets (8)	$67,380,330	$61,287,502	$1,894,325	$1,813,652	5.67%	5.97%
Allowance for loan and investment security losses	(398,815)	(387,092)
Cash and due from banks	526,847	477,571
Other assets	3,622,786	3,600,500
Total assets	$71,131,148	$64,978,481

NOW and interest-bearing demand deposits	$6,268,347	$6,235,661	$61,985	$71,117	1.99%	2.30%
Wealth management deposits	1,670,923	1,563,675	15,764	16,788	1.90	2.17
Money market accounts	21,580,867	17,884,615	320,334	302,264	2.99	3.41
Savings accounts	6,813,994	6,529,345	56,401	73,560	1.67	2.27
Time deposits	10,363,406	9,625,117	179,736	189,974	3.50	3.98
Interest-bearing deposits	$46,697,537	$41,838,413	$634,220	$653,703	2.74%	3.15%
Federal Home Loan Bank advances	3,451,041	3,151,310	55,919	51,165	3.27	3.27
Other borrowings	400,124	587,930	7,147	13,749	3.60	4.72
Subordinated notes	298,709	298,353	7,458	7,449	5.04	5.04
Junior subordinated debentures	253,566	253,566	7,838	8,639	6.23	6.87
Total interest-bearing liabilities	$51,100,977	$46,129,572	$712,582	$734,705	2.81%	3.21%
Non-interest-bearing deposits	11,119,470	10,687,733
Other liabilities	1,479,380	1,498,578
Equity	7,431,321	6,662,598
Total liabilities and shareholders’ equity	$71,131,148	$64,978,481
Interest rate spread (6)(8)					2.86%	2.76%
Less: Fully taxable-equivalent adjustment			(5,353)	(5,779)	(0.02)	(0.02)
Net free funds/contribution (7)	$16,279,353	$15,157,930			0.68	0.79
Net interest income/margin (GAAP) (8)			$1,176,390	$1,073,168	3.52%	3.53%
Fully taxable-equivalent adjustment			5,353	5,779	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$1,181,743	$1,078,947	3.54%	3.55%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the six months ended June 30, 2026 and June 30, 2025 were $5.4 million and $5.8 million, respectively.
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

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month period ended June 30, 2026 to each of the three month periods ended March 31, 2026 and June 30, 2025 and six month periods ended June 30, 2026 and 2025. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2026 Compared to First Quarter of 2026	Second Quarter of 2026 Compared to Second Quarter of 2025	First Six Months of 2026 Compared to First Six Months of 2025
(In thousands)
Net interest income, FTE basis (non-GAAP) (1) for comparative period	$581,636	$549,574	$1,078,947
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	18,617	51,650	100,055
Change due to interest rate fluctuations (rate)	(6,538)	(1,117)	2,741
Change due to number of days in each period	6,392	—	—
Less: FTE adjustment	(2,741)	(2,741)	(5,353)
Net interest income (GAAP) (1) for the period ended June 30, 2026	$597,366	$597,366	$1,176,390
FTE adjustment	2,741	2,741	5,353
Net interest income, FTE basis (non-GAAP) (1)	$600,107	$600,107	$1,181,743
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Deposit beta

The Company defines deposit betas as the change in the cost of the Company’s deposits relative to the change in the upper limit of the federal funds target range established by the Federal Open Market Committee. The Company evaluates deposit betas across both rising and declining interest rate environments. During the prior rising interest rate cycle, which began in the first quarter of 2022 and concluded in the second quarter of 2024, deposit costs increased as rates rose, resulting in cumulative deposit betas of 53% for total deposits and 66% for interest-bearing deposits. For the current declining interest rate cycle, measured from June 30, 2024 to June 30, 2026, our cumulative deposit betas were 41% for total deposits and 57% for interest-bearing deposits.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2026	June 30, 2025
Brokerage	$4,985	$4,212	$773	18%
Trust and asset management	34,898	32,609	2,289	7
Total wealth management (1)	39,883	36,821	3,062	8
Mortgage banking	27,438	23,170	4,268	18
Service charges on deposit accounts	21,240	19,502	1,738	9
Gains on investment securities, net	1,845	650	1,195	NM
Fees from covered call options	4,793	5,624	(831)	(15)
Trading gains, net	70	151	(81)	(54)
Operating lease income, net	18,804	15,166	3,638	24
Other:
Interest rate swap fees	3,117	3,010	107	4
BOLI	3,216	2,257	959	42
Administrative services	1,341	1,315	26	2
Foreign currency remeasurement gains	253	658	(405)	(62)
Changes in fair value on EBOs and loans held-for-investment	(373)	172	(545)	NM
Early pay-offs of capital leases	1,054	400	654	NM
Miscellaneous (2)	18,588	15,193	3,395	22
Total Other	27,196	23,005	4,191	18
Total Non-interest Income	$141,269	$124,089	$17,180	14%

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2026	June 30, 2025
Brokerage	$10,286	$8,969	$1,317	15%
Trust and asset management	71,656	61,894	9,762	16
Total wealth management (1)	81,942	70,863	11,079	16
Mortgage banking	50,834	43,699	7,135	16
Service charges on deposit accounts	42,210	38,864	3,346	9
Gains on investment securities, net	1,814	3,846	(2,032)	(53)
Fees from covered call options	9,462	9,070	392	4
Trading gains, net	80	87	(7)	(8)
Operating lease income, net	37,958	30,453	7,505	25
Other:
Interest rate swap fees	7,158	5,279	1,879	36
BOLI	4,164	3,053	1,111	36
Administrative services	2,584	2,708	(124)	(5)
Foreign currency remeasurement (losses) gains	(115)	475	(590)	NM
Changes in fair value on EBOs and loans held-for-investment	(660)	555	(1,215)	NM
Early pay-offs of capital leases	2,252	1,168	1,084	93
Miscellaneous (2)	35,728	30,603	5,125	17
Total Other	51,111	43,841	7,270	17
Total Non-interest Income	$275,411	$240,723	$34,688	14%
(1)Wealth management revenue is comprised of the trust and asset management revenue of Wintrust Private Trust Company, N.A. (“WPT”) and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
(2)Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees.
 NM—Not Meaningful.

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue increased for the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by favorable MSR fair value adjustments and higher MSR capitalization, partially offset by lower hedge performance. The quarter-over-quarter improvement reflects favorable impact of interest rate movements on MSR valuations. On a year-to-date basis, mortgage banking revenue increased for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to higher MSR fair value adjustments, increased MSR capitalization, and stronger production revenue, partially offset by lower hedge performance and unfavorable EBO FV changes. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale and the related production margins. Mortgage loans originated for sale totaled $835.0 million in the second quarter of 2026 as compared to $681.5 million in the second quarter of 2025. On a year-to-date basis, mortgage loans originated for sale totaled $1.4 billion for the six months ended June 30, 2026 as compared to $1.1 billion for six months ended June 30, 2025. The percentage of origination volume from refinancing activities was 26% and 35% for the three and six months ended June 30, 2026, as compared to 26% and 25% for the same periods in 2025, respectively.

The Company records MSRs at fair value on a recurring basis. The fair value of the MSRs portfolio net increase for the three months ended June 30, 2026 was a result of the capitalization of $8.7 million of retained servicing rights and a favorable fair value adjustment of $4.4 million. This was partially offset by a reduction in value of $6.5 million due to payoffs, paydowns and repurchases of the existing portfolio. The fair value of the MSRs portfolio net increase for the six months ended June 30, 2026 was a result of the capitalization of $15.2 million of retained servicing rights and a favorable fair value adjustment of $4.8 million. This was partially offset by a reduction in value of $13.1 million due to payoffs and paydowns and repurchases of the existing portfolio. See Note (9) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge was an unfavorable $3.4 million and $4.3 million for the three and six months ended June 30, 2026 compared to a favorable $2.5 million and $7.4 million for the three and six months ended June 30, 2025.

Wealth management revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to trust and asset management revenue. Wealth management revenue is comprised of the trust and asset management revenue of Wintrust Private Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Service charges on deposits increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025 primarily as a result of increased account analysis service fees. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

Operating lease income increased for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to gains on sale of leased assets and additional lease rental income due to growth in leased assets as compared to the second quarter of 2025.

Miscellaneous non-interest income increased $3.4 million and $5.1 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to gains on sale of assets, higher fees earned on card-related arrangements, letters of credit and syndications fees.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Originations:
Retail originations	$660,325	$523,759	$1,102,074	$872,227
Veterans First originations	174,644	157,787	326,888	269,772
Total originations for sale (A)	$834,969	$681,546	$1,428,962	$1,141,999
Originations for investment	315,487	422,926	687,027	640,103
Total originations	$1,150,456	$1,104,472	$2,115,989	$1,782,102
As percentage of originations for sale:
Retail originations	79%	77%	77%	76%
Veterans First originations	21	23	23	24
Purchases	74%	74%	65%	75%
Refinances	26	26	35	25
Production Margin:
Production revenue (B) (1)	$13,150	$13,380	$26,178	$23,321
Total originations for sale (A)	$834,969	$681,546	$1,428,962	$1,141,999
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	171,656	163,664	171,656	163,664
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	218,156	197,297	122,804	103,946
Total mortgage production volume (C)	$788,469	$647,913	$1,477,814	$1,201,717
Production margin (B/C)	1.67%	2.07%	1.77%	1.94%
Mortgage Servicing:
Loans serviced for others (D)	$12,669,679	$12,470,924
MSRs, at fair value (E)	201,903	193,061
Percentage of MSRs to loans serviced for others (E/D)	1.59%	1.55%
Servicing income	$10,724	$10,520	$21,077	$21,131
MSR Fair Value Asset Activity
MSR - FV at Beginning of Period	$195,276	$196,307	$195,023	$203,788
MSR - current period capitalization	8,745	6,336	15,179	11,005
MSR - collection of expected cash flows - paydowns	(1,684)	(1,516)	(3,304)	(3,106)
MSR - collection of expected cash flows - payoffs and repurchases	(4,815)	(4,100)	(9,836)	(7,146)
MSR - changes in fair value model assumptions	4,381	(3,966)	4,841	(11,480)
MSR Fair Value at end of period	$201,903	$193,061	$201,903	$193,061
Summary of Mortgage Banking Revenue
Operational:
Production revenue (1)	$13,150	$13,380	$26,178	$23,321
MSR - current period capitalization	8,745	6,336	15,179	11,005
MSR - collection of expected cash flows - paydowns	(1,684)	(1,516)	(3,304)	(3,106)
MSR - collection of expected cash flows - payoffs and repurchases	(4,815)	(4,100)	(9,836)	(7,146)
Servicing Income	10,724	10,520	21,077	21,131
Other Revenue	72	(79)	27	(251)
Total operational mortgage banking revenue	$26,192	$24,541	$49,321	$44,954
Fair Value:
MSR - changes in fair value model assumptions	$4,381	$(3,966)	$4,841	$(11,480)
(Loss) gain on derivative contract held as an economic hedge, net	(3,396)	2,535	(4,296)	7,432
Changes in FV on early buy-out loans guaranteed by US Govt held-for-sale	261	60	968	2,793
Total fair value mortgage banking revenue	$1,246	$(1,371)	$1,513	$(1,255)
Total mortgage banking revenue	$27,438	$23,170	$50,834	$43,699
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

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2026	June 30, 2025
Salaries and employee benefits:
Salaries	$129,875	$123,174	$6,701	5%
Commissions and incentive compensation	62,463	55,871	6,592	12
Benefits	41,751	40,496	1,255	3
Total salaries and employee benefits	234,089	219,541	14,548	7
Software and equipment	39,288	36,522	2,766	8
Operating lease equipment	11,187	10,757	430	4
Occupancy, net	21,153	20,228	925	5
Data processing	10,659	12,110	(1,451)	(12)
Advertising and marketing	20,432	18,761	1,671	9
Professional fees	9,342	9,243	99	1
Amortization of other acquisition-related intangible assets	4,921	5,580	(659)	(12)
FDIC insurance	11,796	10,971	825	8
FDIC insurance - special assessment	(5,156)	—	(5,156)	(100)
OREO expense, net	786	505	281	56
Other:
Lending expenses, net of deferred originations costs	6,165	4,869	1,296	27
Travel and entertainment	6,938	6,026	912	15
Miscellaneous (1)	25,937	26,348	(411)	(2)
Total other	39,040	37,243	1,797	5
Total Non-interest Expense	$397,537	$381,461	$16,076	4%

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2026	June 30, 2025
Salaries and employee benefits:
Salaries	$258,961	$247,091	$11,870	5%
Commissions and incentive compensation	119,870	108,407	11,463	11
Benefits	83,705	75,569	8,136	11
Total salaries and employee benefits	462,536	431,067	31,469	7
Software and equipment	74,942	71,239	3,703	5
Operating lease equipment	22,174	21,228	946	4
Occupancy, net	41,719	41,006	713	2
Data processing	21,925	23,384	(1,459)	(6)
Advertising and marketing	33,650	31,033	2,617	8
Professional fees	16,717	18,287	(1,570)	(9)
Amortization of other acquisition-related intangible assets	9,879	11,198	(1,319)	(12)
FDIC insurance	22,786	21,897	889	4
FDIC insurance - special assessment	(5,156)	—	(5,156)	(100)
OREO expense, net	993	1,148	(155)	(14)
Other:
Lending expenses, net of deferred originations costs	12,675	10,735	1,940	18
Travel and entertainment	12,364	11,296	1,068	9
Miscellaneous (1)	52,965	54,033	(1,068)	(2)
Total other	78,004	76,064	1,940	3
Total Non-interest Expense	$780,169	$747,551	$32,618	4%
(1) Miscellaneous non-interest expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs.

Notable contributions to the change in non-interest expense are as follows:
Salaries and employee benefits expense increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025. The increase was primarily due to annual merit increases and higher commission fees related to an increase in mortgage originations.
Software and equipment expense increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025 as a result of higher software license fees as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation, and repairs and maintenance costs.
Advertising and marketing expense increased for the three and six months ended June 30, 2026 as compared to the same periods in 2025. The increase was primarily driven by summer sports sponsorships and other community sponsorship events along with digital marketing activities during the quarter. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities and the Company’s various products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company’s non-bank businesses.
FDIC insurance expense decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025. The decrease is primarily the result of a reversal of the $5.2 million FDIC special assessment recorded in the first quarter of 2024 in response to certain bank failures in 2023. The reversal is based on the FDIC's final determination of losses to its Deposit Insurance Fund.
Income Taxes

The Company recorded income tax expense of $84.3 million in the second quarter of 2026 compared to $71.6 million in the second quarter of 2025. The effective tax rates were 26.5% in the second quarter of 2026 compared to 26.8% in the second quarter of 2025. During the first six months of 2026, the Company recorded income tax expense of $157.8 million compared to $135.6 million for the first six months of 2025. The effective tax rates were 25.5% for the first six months of 2026 and 26.1% for the first six months of 2025.

The effective tax rates were partially impacted by the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded net excess tax benefits of $6.8 million in the first six months of 2026, compared to net excess tax benefits of $3.7 million in the first six months of 2025 related to share-based compensation, the majority of which was recognized in the first quarter of each year.

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

The community banking segment’s net interest income for the quarter ended June 30, 2026 totaled $470.5 million as compared to $436.7 million for the same period in 2025, an increase of $33.8 million, or 8%. On a year-to-date basis, net interest income for the segment increased by $65.4 million from $855.7 million for the six months ended June 30, 2025 to $921.0 million for the six months ended June 30, 2026. The increase in the three and six month periods was primarily attributable to growth in average earning assets. The community banking segment’s non-interest income totaled $86.6 million in the second quarter of 2026, an increase of $11.1 million, or 15%, when compared to the second quarter of 2025 total of $75.5 million. On a year-to-date basis, non-interest income totaled $164.5 million for the six months ended June 30, 2026, an increase of $15.5 million, or 10%, compared to $149.0 million for the six months ended June 30, 2025. The increase in the three and six month periods was primarily the result of an increase in mortgage banking revenue, service charges on deposit accounts, and operating lease income. The community banking segment recorded provision for credit losses of $21.4 million and $48.7 million, respectively, for the three and six months ended June 30, 2026, compared to $20.5 million and $42.9 million, respectively, for the same periods in 2025. The increase in provision for credit losses for the three and six month periods was primarily the result of uncertainty within the macroeconomic forecast related to credit spreads and equity market valuations, coupled with loan growth. Non-interest expenses increased by $7.9 million and $16.9 million, respectively, for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to an increase in salaries, commissions, and incentive compensation. The community banking segment’s net income for the quarter ended June 30, 2026 totaled $161.4 million, an increase of $22.3 million as compared to net income in the second quarter of 2025 of $139.1 million. On a year-to-date basis, the net income of the community banking segment for the six months ended June 30, 2026 totaled $312.0 million as compared to $273.4 million for the six months ended June 30, 2025.

The specialty finance segment’s net interest income totaled $104.8 million for the quarter ended June 30, 2026, compared to $92.3 million for the same period in 2025, an increase of $12.5 million, or 14%. On a year-to-date basis, net interest income for the segment increased $28.3 million, or 15% compared to the same period in 2025. The increase for the three and six month periods was primarily due to loan growth. The specialty finance segment’s provision for credit losses totaled $1.8 million and $4.1 million, respectively, for the three and six months ended June 30, 2026 compared to $1.8 million and $3.3 million, respectively, for the same periods in 2025. The provision for credit losses for the three and six month periods was primarily the result of loan growth coupled with uncertainty within the macroeconomic forecast related to credit spreads and equity market valuations, which impacted lease financing. The specialty finance segment’s non-interest income increased to $36.6 million from $33.5 million for the three months ended June 30, 2026 and 2025, respectively, and stood at $72.3 million and $64.6 million for the six months ended June 30, 2026 and 2025, respectively. Non-interest expenses increased by $6.3 million and $12.5 million, respectively, for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily because of an increase in salaries, commissions, and incentive compensation. Our property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and other specialty finance operations accounted for 40%, 25%, 24% and 11%, respectively, of the net revenues of our specialty finance business for the six month period ended June 30, 2026. The net income of the specialty finance segment for the quarter ended June 30, 2026 totaled $60.5 million as compared to $48.8 million for the quarter ended June 30, 2025. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2026 totaled $123.6 million as compared to $99.1 million for the six months ended June 30, 2025.

The wealth management segment reported net interest income of $8.8 million for the second quarter of 2026 compared to $4.8 million in the same quarter of 2025, an increase of $3.9 million. On a year-to-date basis, net interest income totaled $19.1 million for the first six months of 2026, as compared to $10.2 million for the first six months of 2025. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. This segment recorded non-interest income of $43.4 million for the second quarter of 2026 compared to $39.5 million for the second quarter of 2025. On a year-to-date basis, this segment recorded non-interest income of $86.7 million for the first six months of 2026 as compared to $73.3 million for the first six months of 2025. The increase for the three and six month periods is primarily a result of increased brokerage and asset management fees. For the three and six months ended June 30, 2026, non-interest expense remained relatively stable compared to the same periods in 2025. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $11.8 million for the second quarter of 2026 compared to $7.6 million for the second quarter of 2025. On a year-to-date basis, the wealth management segment’s net income totaled $25.6 million and $12.1 million for the six month period ended June 30, 2026 and 2025, respectively.

Financial Condition

Total assets were $74.7 billion at June 30, 2026, representing an increase of $5.7 billion, or 8%, when compared to June 30, 2025 and an increase of approximately $2.5 billion, or 14% on an annualized basis, when compared to March 31, 2026. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $65.5 billion at June 30, 2026, $63.3 billion at March 31, 2026, and $60.1 billion at June 30, 2025. See Notes (5), (6), (10), (11) and (12) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2026		March 31, 2026		June 30, 2025
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$402,175	1%	$317,047	1%	$310,534	0%
Loans, net of unearned income
Commercial	17,891,344	26%	16,867,384	25	15,909,323	26
Commercial real estate	14,180,555	21	14,063,359	21	13,095,845	21
Home equity	484,218	1	473,334	1	459,033	1
Residential real estate	4,414,096	6	4,287,724	6	3,700,917	6
Premium finance receivables—property & casualty	8,144,372	12	7,946,434	12	7,762,161	12
Premium finance receivables—life insurance	9,237,963	13	9,074,298	14	8,455,443	14
Other loans	138,921	0	133,152	0	134,913	0
Total loans, net of unearned income (1)	$54,491,469	79%	$52,845,685	79%	$49,517,635	80%
Liquidity management assets (2)	13,536,944	20	13,155,672	20	12,391,760	20
Total average earning assets	$68,430,588	100%	$66,318,404	100%	$62,219,929	100%
Total average assets	$72,161,723		$70,089,123		$65,840,345
Total average earning assets to total average assets		95%		95%		95%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.

Mortgage loans held-for-sale. Mortgage loans held-for-sale represents such loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The increase in the average balance for the second quarter of 2026 as compared to the sequential period is primarily due to higher mortgage originations for sale.

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the second quarter of 2026 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. The aggregate balances of these loan categories comprised 59% of the average loan portfolio in the second quarter of 2026, first quarter of 2026 and second quarter of 2025.

Residential real estate loans averaged $4.4 billion in the second quarter of 2026, and increased $713.2 million, or 19%, from the average balance of $3.7 billion in the same period of 2025. Additionally, compared to the quarter ended March 31, 2026, the average balance increased $126.4 million, or 12% on an annualized basis. Growth is due to the Company continuing to originate non-agency mortgages that are held-for-investment.

The increase in the premium finance receivables during the second quarter of 2026 compared to the second quarter of 2025 was the result of effective marketing and customer servicing. Approximately $5.8 billion of premium finance receivables were originated in the second quarter of 2026 compared to $6.1 billion during the same period of 2025. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 47% and 53%, respectively, of the average total balance of premium finance receivables for the second quarter of 2026, and 48% and 52%, respectively, for the second quarter of 2025.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Six Months Ended
	June 30, 2026		June 30, 2025
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$359,846	0%	$298,688	0%
Loans, net of unearned income
Commercial	17,382,192	26	15,638,040	26
Commercial real estate	14,122,282	21	13,013,877	21
Home equity	478,806	1	454,091	1
Residential real estate	4,351,259	6	3,621,991	6
Premium finance receivables—property & casualty	8,045,950	12	7,478,821	12
Premium finance receivables—life insurance	9,156,582	14	8,352,638	14
Other loans	136,052	0	120,702	0
Total loans, net of unearned income (1)	$53,673,123	80%	$48,680,160	80%
Liquidity management assets (2)	13,347,361	20	12,302,121	20
Other earning assets (3)	—	0	6,533	0
Total average earning assets	$67,380,330	100%	$61,287,502	100%
Total average assets	$71,131,148		$64,978,481
Total average earning assets to total average assets		95%		94%
(1)Includes nonaccrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at June 30, 2026 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2026	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$615,590	$4,170,452	$2,191,702	$53,448	$7,031,192
Variable rate	11,248,473	1,646	—	—	11,250,119
Total commercial	$11,864,063	$4,172,098	$2,191,702	$53,448	$18,281,311
Commercial real estate
Fixed rate	$930,512	$2,655,051	$341,069	$70,710	$3,997,342
Variable rate	10,262,509	10,692	64	—	10,273,265
Total commercial real estate	$11,193,021	$2,665,743	$341,133	$70,710	$14,270,607
Home equity
Fixed rate	$8,900	$982	$29	$6	$9,917
Variable rate	481,865	—	—	—	481,865
Total home equity	$490,765	$982	$29	$6	$491,782
Residential real estate
Fixed rate	$18,332	$7,134	$63,647	$1,042,536	$1,131,649
Variable rate	133,698	822,226	2,455,119	—	3,411,043
Total residential real estate	$152,030	$829,360	$2,518,766	$1,042,536	$4,542,692
Premium finance receivables - property & casualty
Fixed rate	$8,456,306	$155,717	$—	$—	$8,612,023
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$8,456,306	$155,717	$—	$—	$8,612,023
Premium finance receivables - life insurance
Fixed rate	$22,418	$82,894	$—	$—	$105,312
Variable rate	9,207,209	—	—	—	9,207,209
Total premium finance receivables - life insurance	$9,229,627	$82,894	$—	$—	$9,312,521
Consumer and other
Fixed rate	$47,737	$7,565	$1,185	$838	$57,325
Variable rate	86,686	—	—	—	86,686
Total consumer and other	$134,423	$7,565	$1,185	$838	$144,011
Total per category
Fixed rate	$10,099,795	$7,079,795	$2,597,632	$1,167,538	$20,944,760
Variable rate	31,420,440	834,564	2,455,183	—	34,710,187
Total loans, net of unearned income	$41,520,235	$7,914,359	$5,052,815	$1,167,538	$55,654,947
Less: Existing cash flow hedging derivatives (1)	(6,900,000)
Total loans repricing or maturing in one year or less, adjusted for cash flow hedging activity	$34,620,235

Variable Rate Loan Pricing by Index:
SOFR tenors (2)					$22,627,412
12- month CMT (3)					8,176,185
Prime					3,125,303
Fed Funds					546,049
Other U.S. Treasury tenors					130,340
Other					104,898
Total variable rate					$34,710,187
(1)Excludes cash flow hedges with future effective starting dates and those that have matured as of June 30, 2026. The $6.90 billion of cash flow hedging derivatives includes receive fixed swaps, collars and floors of which $5.95 billion were impacting the cash flows of loans indexed to one-month SOFR as of June 30, 2026.
(2)SOFR - Secured Overnight Financing Rate.
(3)CMT - Constant Maturity Treasury Rate.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of June 30, 2026 and 2025:

	As of June 30, 2026			As of June 30, 2025
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial	$18,281,311	56.2%	$234,809	$16,387,431	55.2%	$194,568
Commercial Real Estate:
Construction and development	$2,655,665	8.2%	$67,343	$2,529,117	8.5%	$75,936
Non-construction	11,614,942	35.6	142,605	10,762,893	36.3	148,422
Total commercial real estate	$14,270,607	43.8%	$209,948	$13,292,010	44.8%	$224,358
Total commercial and commercial real estate	$32,551,918	100.0%	$444,757	$29,679,441	100.0%	$418,926

Commercial real estate - primary collateral location by state:
Illinois	$7,334,462	51.4%		$7,001,526	52.7%
Michigan	916,706	6.4		900,850	6.8
Wisconsin	862,555	6.0		919,166	6.9
Total primary markets	$9,113,723	63.8%		$8,821,542	66.4%
Florida	$566,946	4.0%		$448,561	3.4%
Indiana	506,278	3.6		443,852	3.3
Texas	356,197	2.5		344,293	2.6
Georgia	317,322	2.2		304,166	2.3
Colorado	304,651	2.1		280,191	2.1
Arizona	288,171	2.0		243,554	1.8
North Carolina	284,032	2.0		204,279	1.5
California	281,010	2.0		268,561	2.0
Ohio	260,089	1.8		224,075	1.7
Other	1,992,188	14.0		1,708,936	12.9
Total commercial real estate	$14,270,607	100.0%		$13,292,010	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. As a result of growth and impacts related to uncertainty regarding future economic performance, the Company’s commercial loan portfolio allowance for credit losses increased to $234.8 million as of June 30, 2026 compared to $194.6 million as of June 30, 2025.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area, southern Wisconsin and west Michigan, 63.8% of our commercial real estate loan portfolio is located in this region as of June 30, 2026. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of June 30, 2026, our allowance for credit losses related to this portfolio was $209.9 million compared to $224.4 million as of June 30, 2025. The decrease in the allowance for credit losses is primarily a result of an improved forecast related to CREPI, partially offset by growth in the portfolio. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	June 30, 2026					June 30, 2025
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$949	$51,641	$52,590	1%	$496	$3,015	$56,012	$59,027	1%	$542
Commercial construction	234,812	2,059,754	2,294,566	16	5,649	189,770	1,975,493	2,165,263	16	5,410
Land	5,391	303,118	308,509	2	1,773	6,024	298,803	304,827	2	1,772
Office	282,679	1,324,596	1,607,275	11	1,521	299,422	1,301,786	1,601,208	12	1,468
Industrial	1,086,793	2,318,848	3,405,641	24	2,279	970,307	1,854,582	2,824,889	21	1,902
Retail	329,900	1,146,049	1,475,949	10	1,304	342,588	1,109,763	1,452,351	11	1,247
Multi-family	102,328	3,197,279	3,299,607	23	1,470	99,071	3,101,507	3,200,578	24	1,387
Mixed use and other	573,713	1,252,757	1,826,470	13	1,318	597,354	1,086,513	1,683,867	13	1,214
Total commercial real estate	$2,616,565	$11,654,042	$14,270,607	100%	$1,784	$2,507,551	$10,784,459	$13,292,010	100%	$1,638

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

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2025
Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$—
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	—	—	—
Premium finance receivables—property and casualty	16,003	15,823	14,350
Premium finance receivables—life insurance	—	—	327
Consumer and other	145	10	184
Total loans past due greater than 90 days and still accruing	16,148	15,833	14,861
Nonaccrual loans:
Commercial	90,642	87,750	80,877
Commercial real estate	17,220	16,757	32,828
Home equity	1,177	1,142	1,780
Residential real estate	25,910	27,360	28,047
Premium finance receivables—property and casualty	28,061	33,891	30,404
Premium finance receivables—life insurance	—	—	—
Consumer and other	113	16	41
Total nonaccrual loans	163,123	166,916	173,977
Total non-performing loans:
Commercial	90,642	87,750	80,877
Commercial real estate	17,220	16,757	32,828
Home equity	1,177	1,142	1,780
Residential real estate	25,910	27,360	28,047
Premium finance receivables—property and casualty	44,064	49,714	44,754
Premium finance receivables—life insurance	—	—	327
Consumer and other	258	26	225
Total non-performing loans	$179,271	$182,749	$188,838
Other real estate owned	15,940	17,439	23,615
Total non-performing assets	$195,211	$200,188	$212,453
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.50%	0.49%	0.49%
Commercial real estate	0.12	0.12	0.25
Home equity	0.24	0.24	0.38
Residential real estate	0.57	0.61	0.71
Premium finance receivables—property and casualty	0.51	0.63	0.54
Premium finance receivables—life insurance	—	—	0.00
Consumer and other	0.18	0.02	0.19
Total non-performing loans	0.32%	0.34%	0.37%
Total non-performing assets, as a percentage of total assets	0.26%	0.28%	0.31%
Total nonaccrual loans as a percentage of total loans	0.29%	0.31%	0.34%
Allowance for credit losses as a percentage of nonaccrual loans	294.85%	282.38%	262.71%
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

Loan Portfolio Aging

As of June 30, 2026, excluding early buy-out loans guaranteed by U.S. government agencies, $55.0 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $135.3 million, or 0.2% of all loans, were 30 to 59 days (or one payment) past due. As of March 31, 2026, excluding early buy-out loans guaranteed by U.S. government agencies, $66.7 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $284.3 million, or 0.5% of all loans, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2026 that were current with regard to the contractual terms of the loan agreement represent 99.4% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at June 30, 2026 that were current with regards to the contractual terms of the loan agreements comprise 99.3% of total residential real estate loans outstanding. For more information regarding delinquent loans as of June 30, 2026, see Note (7) “Allowance for Credit Losses” in Item 1 of this report.

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2026	2025	2026	2025
Balance at beginning of period	$182,749	$172,390	$185,808	$170,823
Additions from becoming non-performing in the respective period	31,070	48,651	56,039	76,372
Return to performing status	(1,671)	(6,896)	(5,334)	(8,103)
Payments received	(19,503)	(5,602)	(33,283)	(21,567)
Transfer to OREO or other assets	—	(2,247)	(868)	(2,247)
Charge-offs	(7,860)	(11,734)	(18,790)	(20,334)
Net change for premium finance receivables	(5,514)	(5,724)	(4,301)	(6,106)
Balance at end of period	$179,271	$188,838	$179,271	$188,838

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

Management determined that the allowance for credit losses was appropriate at June 30, 2026, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Allowance for credit losses at beginning of period	$471,334	$447,941	$460,205	$436,603
Provision for credit losses	23,171	22,282	52,768	46,256
Other adjustments	(90)	180	(140)	184
Charge-offs:
Commercial	10,837	6,148	19,265	15,870
Commercial real estate	707	5,711	7,967	6,165
Home equity	—	111	—	111
Residential real estate	163	—	513	—
Premium finance receivables - property & casualty	5,403	6,346	12,834	13,460
Premium finance receivables - life insurance	—	—	—	12
Consumer and other	172	179	352	326
Total charge-offs	17,282	18,495	40,931	35,944
Recoveries:
Commercial	1,710	1,746	3,129	2,675
Commercial real estate	5	10	11	22
Home equity	16	30	319	246
Residential real estate	1	2	2	138
Premium finance receivables - property & casualty	2,076	3,335	5,513	6,822
Premium finance receivables - life insurance	—	—	—	—
Consumer and other	28	32	93	61
Total recoveries	3,836	5,155	9,067	9,964
Net charge-offs	(13,446)	(13,340)	(31,864)	(25,980)
Allowance for credit losses at period end	$480,969	$457,063	$480,969	$457,063
Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.20%	0.11%	0.19%	0.17%
Commercial real estate	0.02	0.17	0.11	0.10
Home equity	(0.01)	0.07	(0.13)	(0.06)
Residential real estate	0.01	(0.00)	0.02	(0.01)
Premium finance receivables - property & casualty	0.16	0.16	0.18	0.18
Premium finance receivables - life insurance	—	—	—	0.00
Consumer and other	0.42	0.44	0.38	0.44
Total loans, net of unearned income	0.10%	0.11%	0.12%	0.11%
Loans at period-end	$55,654,947	$51,041,679
Allowance for loan losses as a percentage of loans at period end	0.72%	0.77%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.86	0.90
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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance at beginning of period	$17,439	$22,625	$20,839	$23,116
Disposal/resolved	(1,499)	—	(6,259)	—
Transfers in at fair value, less costs to sell	—	1,315	1,360	1,315
Fair value adjustments	—	(325)	—	(816)
Balance at end of period	$15,940	$23,615	$15,940	$23,615

	Period End
(In thousands)	June 30, 2026	March 31, 2026	June 30, 2025
Residential real estate	$—	$—	$—
Commercial real estate	15,940	17,439	23,615
Total	$15,940	$17,439	$23,615

Deposits

Total deposits at June 30, 2026 were $61.1 billion, an increase of $5.3 billion, or 10%, compared to total deposits at June 30, 2025. See Note (10) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2026:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2026 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit
1-3 months	$5,548,778	3.57%
4-6 months	3,389,412	3.49
7-9 months	1,458,932	3.43
10-12 months	604,775	3.38
13-18 months	413,060	3.50
19-24 months	72,439	2.84
24+ months	84,184	2.61
Total	$11,571,580	3.51%

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2026		March 31, 2026		June 30, 2025
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$11,273,344	19%	$10,963,887	20%	$10,643,798	20%
NOW and interest-bearing demand deposits	6,453,420	11	6,081,218	11	6,423,050	12
Wealth management deposits	1,485,347	3	1,858,560	3	1,552,989	3
Money market	22,000,942	37	21,156,125	37	18,184,754	34
Savings	6,707,916	11	6,921,251	12	6,578,698	12
Time certificates of deposit	10,938,312	19	9,782,112	17	9,841,702	19
Total average deposits	$58,859,281	100%	$56,763,153	100%	$53,224,991	100%

Total average deposits for the second quarter of 2026 were $58.9 billion, an increase of $5.6 billion, or 11%, from the second quarter of 2025. Total deposits increased in the second quarter of 2026 as compared to the second quarter of 2025 primarily as a result of the Company’s increased marketing efforts to retain and attract deposits to support continued loan growth.

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

	June 30,		December 31,
(Dollars in thousands)	2026	2025	2025	2024	2023
Total deposits	$61,141,275	$55,816,811	$57,717,191	$52,512,349	$45,397,170
Brokered deposits (1)	4,772,741	4,375,473	4,123,822	3,598,102	4,216,718
Brokered deposits as a percentage of total deposits (1)	7.8%	7.8%	7.1%	6.9%	9.3%
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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(In thousands)	2026	2026	2025
FHLB advances	$3,450,773	$3,451,312	$3,151,310
Other borrowings:
Notes payable	—	—	135,556
Short-term borrowings	24	22	—
Secured borrowings	358,487	392,037	403,622
Other	—	50,141	54,479
Total other borrowings	$358,511	$442,200	$593,657
Subordinated notes	298,757	298,661	298,398
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$4,361,607	$4,445,739	$4,296,931
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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	June 30, 2026	March 31, 2026	June 30, 2025 (2)
Tier 1 Leverage Ratio	9.8%	9.8%	10.2%
Risk-based capital ratios:
Tier 1 Capital Ratio	11.1	11.1	11.5
Common Equity Tier 1 Capital Ratio	10.4	10.4	10.0
Total Capital Ratio	12.4	12.6	13.0
Other ratio:
Total average equity-to-total average assets (1)	10.4	10.5	10.4
(1)Based on quarterly average balances.
(2)June 30, 2025 capital ratios impacted by issuance of Preferred Stock Series F.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized (2)
Tier 1 Leverage Ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 Capital Ratio	6.0	8.5	6.0
Common Equity Tier 1 Capital Ratio	4.5	7.0	N/A
Total Capital Ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 Capital Ratio and Tier 1 Leverage Ratio requirements to this standard. As a result, the Common Equity Tier 1 Capital Ratio and Tier 1 Leverage Ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of June 30, 2026 would exceed such revised well-capitalized standard.

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

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s credit facilities. In January and April of 2026, the Company declared a quarterly cash dividend of $0.55 per common share. In January, April, July and October of 2025, the Company declared a quarterly cash dividend of $0.50 per common share.

At the July 2026 meeting of the Board of Directors, a quarterly cash dividend of $0.55 per common share ($2.20 on an annualized basis) was declared. It is payable on August 20, 2026 to shareholders of record as of August 6, 2026.

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
•negative effects suffered by us or our customers resulting from changes in U.S. or international trade policies or armed hostilities;
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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points as compared to projected net interest income in a scenario with no assumed rate changes. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2026, March 31, 2026 and June 30, 2025 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
June 30, 2026	(2.4)%	(1.1)%	(0.1)%	(0.1)%
March 31, 2026	(0.8)	(0.1)	(1.0)	(1.9)%
June 30, 2025	(1.5)	(0.4)	(0.2)	(1.2)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
June 30, 2026	(0.2)%	(0.1)%	(0.2)%	(0.4)%
March 31, 2026	(0.1)	0.0	(0.1)	(0.3)%
June 30, 2025	0.0	0.0	(0.1)	(0.4)%

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed-rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2026 and June 30, 2025. See Note (14) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the six months ended June 30, 2026 and June 30, 2025.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended, during the six months ended June 30, 2026.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	August 5, 2026	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	August 5, 2026	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)