Form 10-Q
period 2026-09-30
WINTRUST FINANCIAL CORP
filed 2026-11-04
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________

FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Common Stock — no par value, 67,484,328 shares, as of October 30, 2026

PART I
ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION
	(Unaudited)		(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2026	December 31, 2025	September 30, 2025
Assets
Cash and due from banks	$635,592	$467,874	$565,406
Federal funds sold and securities purchased under resale agreements	65	64	63
Interest-bearing deposits with banks	3,557,687	3,180,553	3,422,452
Available-for-sale securities, at fair value	7,569,498	6,236,263	5,274,124
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $213, $260 and $395 at September 30, 2026, December 31, 2025 and September 30, 2025, respectively ($2.4 billion, $2.8 billion and $2.9 billion fair value at September 30, 2026, December 31, 2025 and September 30, 2025, respectively)	3,120,503	3,343,905	3,438,406
Equity securities with readily determinable fair value	64,811	63,770	63,445
Federal Home Loan Bank and Federal Reserve Bank stock	296,171	291,881	282,755
Mortgage loans held-for-sale, at fair value	307,748	340,745	333,883
Loans, net of unearned income	56,804,571	53,105,101	52,063,482
Allowance for loan losses	(401,729)	(379,283)	(386,622)
Net loans	56,402,842	52,725,818	51,676,860
Premises, software and equipment, net	792,205	781,611	775,425
Lease investments, net	363,243	360,646	301,000
Accrued interest receivable and other assets	1,946,561	1,617,682	1,614,674
Receivable on unsettled securities sales	—	835,275	978,209
Goodwill	804,661	797,960	797,639
Other acquisition-related intangible assets	110,033	97,999	105,297
Total assets	$75,971,620	$71,142,046	$69,629,638

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$11,584,695	$11,423,701	$10,952,146
Interest-bearing	50,850,521	46,293,490	45,759,235
Total deposits	62,435,216	57,717,191	56,711,381
Federal Home Loan Bank advances	3,450,680	3,451,309	3,151,309
Other borrowings	355,554	477,966	579,328
Subordinated notes	298,903	298,636	298,536
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	1,888,155	1,684,663	1,589,761
Total liabilities	68,682,074	63,883,331	62,583,881
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series F - $25,000 liquidation value; 17,000 shares issued and outstanding at September 30, 2026, December 31, 2025 and September 30, 2025	425,000	425,000	425,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2026, December 31, 2025 and September 30, 2025; 67,598,628 shares issued at September 30, 2026, 67,062,182 shares issued at December 31, 2025 and 67,042,228 shares issued at September 30, 2025	67,599	67,062	67,042
Surplus	2,574,253	2,534,024	2,521,306
Treasury stock, at cost, 126,169 shares at September 30, 2026, and 87,269 shares at December 31, 2025 and 81,019 shares at September 30, 2025	(14,897)	(9,156)	(9,150)
Retained earnings	5,101,367	4,537,539	4,356,367
Accumulated other comprehensive loss	(863,776)	(295,754)	(314,808)
Total shareholders’ equity	7,289,546	7,258,715	7,045,757
Total liabilities and shareholders’ equity	$75,971,620	$71,142,046	$69,629,638
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income
Interest and fees on loans	$853,299	$832,140	$2,474,169	$2,398,499
Mortgage loans held-for-sale	5,761	4,757	16,545	13,875
Interest-bearing deposits with banks	25,595	34,992	65,661	106,075
Federal funds sold and securities purchased under resale agreements	1	75	70	530
Investment securities	112,273	86,426	318,267	236,495
Trading account securities	—	—	—	11
Federal Home Loan Bank and Federal Reserve Bank stock	5,932	5,444	17,121	16,144
Brokerage customer receivables	—	—	—	78
Total interest income	1,002,861	963,834	2,891,833	2,771,707
Interest expense
Interest on deposits	341,017	355,846	975,237	1,009,549
Interest on Federal Home Loan Bank advances	29,086	26,007	85,005	77,172
Interest on other borrowings	3,430	6,887	10,577	20,636
Interest on subordinated notes	3,721	3,717	11,179	11,166
Interest on junior subordinated debentures	4,003	4,367	11,841	13,006
Total interest expense	381,257	396,824	1,093,839	1,131,529
Net interest income	621,604	567,010	1,797,994	1,640,178
Provision for credit losses	25,879	21,768	78,607	67,965
Net interest income after provision for credit losses	595,725	545,242	1,719,387	1,572,213
Non-interest income
Wealth management	40,967	37,188	122,909	108,051
Mortgage banking	25,532	24,451	76,366	68,150
Service charges on deposit accounts	22,161	19,825	64,371	58,689
(Losses) gains on investment securities, net	(1,621)	2,972	193	6,818
Fees from covered call options	4,585	5,619	14,047	14,689
Trading gains, net	48	172	128	259
Operating lease income, net	18,447	15,466	56,405	45,919
Other	26,154	25,134	77,265	68,975
Total non-interest income	136,273	130,827	411,684	371,550
Non-interest expense
Salaries and employee benefits	230,552	219,668	693,088	650,735
Software and equipment	39,179	35,027	114,121	106,266
Operating lease equipment	11,661	10,409	33,835	31,637
Occupancy, net	19,548	20,809	61,267	61,815
Data processing	11,218	11,329	33,143	34,713
Advertising and marketing	21,806	19,027	55,456	50,060
Professional fees	10,687	7,465	27,404	25,752
Amortization of other acquisition-related intangible assets	4,686	5,196	14,565	16,394
FDIC insurance	12,138	11,418	29,768	33,315
Other real estate owned expense, net	282	262	1,275	1,410
Other	43,908	39,418	121,912	115,482
Total non-interest expense	405,665	380,028	1,185,834	1,127,579
Income before taxes	326,333	296,041	945,237	816,184
Income tax expense	87,279	79,787	245,102	215,364
Net income	$239,054	$216,254	$700,135	$600,820
Preferred stock dividends	8,367	13,295	25,101	27,277
Preferred stock redemption	—	14,046	—	14,046
Net income applicable to common shares	$230,687	$188,913	$675,034	$559,497
Net income per common share—Basic	$3.42	$2.82	$10.02	$8.37
Net income per common share—Diluted	$3.37	$2.78	$9.89	$8.25
Cash dividends declared per common share	$0.55	$0.50	$1.65	$1.50
Weighted average common shares outstanding	67,467	66,952	67,383	66,871
Dilutive potential common shares	911	1,028	876	945
Average common shares and dilutive common shares	68,378	67,980	68,259	67,816
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$239,054	$216,254	$700,135	$600,820
Unrealized (losses) gains on available-for-sale securities
Before tax	(456,043)	75,521	(538,429)	155,712
Tax effect	118,571	(19,635)	139,991	(40,485)
Net of tax	(337,472)	55,886	(398,438)	115,227
Reclassification of net gains (losses) on available-for-sale securities included in net income
Before tax	—	269	(37)	(119)
Tax effect	—	(70)	9	31
Net of tax	—	199	(28)	(88)
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	5	10	21	31
Tax effect	(1)	(3)	(5)	(8)
Net of tax	4	7	16	23
Net unrealized (losses) gains on available-for-sale securities	(337,476)	55,680	(398,426)	115,292
Unrealized (losses) gains on derivative instruments
Before tax	(141,357)	4,280	(212,948)	92,317
Tax effect	36,752	(1,112)	55,366	(24,002)
Net unrealized (losses) gains on derivative instruments	(104,605)	3,168	(157,582)	68,315
Foreign currency adjustment
Before tax	(1,069)	(8,997)	(14,510)	12,123
Tax effect	172	1,574	2,496	(2,203)
Net foreign currency adjustment	(897)	(7,423)	(12,014)	9,920
Total other comprehensive (loss) income	(442,978)	51,425	(568,022)	193,527
Comprehensive (loss) income	$(203,924)	$267,679	$132,113	$794,347
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at June 30, 2025	$837,500	$67,025	$2,495,637	$(9,156)	$4,200,923	$(366,233)	$7,225,696
Net income	—	—	—	—	216,254	—	216,254
Other comprehensive income, net of tax	—	—	—	—	—	51,425	51,425
Cash dividends declared on common stock, $0.50 per share	—	—	—	—	(33,469)	—	(33,469)
Dividends on Series F preferred stock, $782.03 per share	—	—	—	—	(13,295)	—	(13,295)
Redemption of Series D and Series E preferred stock	(412,500)	—	14,046	—	(14,046)	—	(412,500)
Stock-based compensation	—	—	10,071	—	—	—	10,071
Issuance of Series F Preferred Stock	—	—	(64)	—	—	—	(64)
Common stock issued for:
Restricted stock awards	—	10	(16)	6	—	—	—
Employee stock purchase plan	—	7	839	—	—	—	846
Director compensation plan	—	—	793	—	—	—	793
Balance at September 30, 2025	$425,000	$67,042	$2,521,306	$(9,150)	$4,356,367	$(314,808)	$7,045,757

Balance at December 31, 2024	$412,500	$66,560	$2,482,561	$(6,153)	$3,897,164	$(508,335)	$6,344,297
Net income	—	—	—	—	600,820	—	600,820
Other comprehensive income, net of tax	—	—	—	—	—	193,527	193,527
Cash dividends declared on common stock, $1.50 per share	—	—	—	—	(100,294)	—	(100,294)
Dividends on Series D preferred stock, $0.82 per share, Series E preferred stock, $859.38 per share and Series F preferred stock, $782.03 per share	—	—	—	—	(27,277)	—	(27,277)
Redemption of Series D and Series E preferred stock	(412,500)	—	14,046	—	(14,046)	—	(412,500)
Stock-based compensation	—	—	30,646	—	—	—	30,646
Issuance of Series F Preferred Stock	425,000	—	(10,852)	—	—	—	414,148
Common stock issued for:
Exercise of stock options	—	5	215	—	—	—	220
Restricted stock awards	—	435	(441)	(2,997)	—	—	(3,003)
Employee stock purchase plan	—	23	2,588	—	—	—	2,611
Director compensation plan	—	19	2,543	—	—	—	2,562
Balance at September 30, 2025	$425,000	$67,042	$2,521,306	$(9,150)	$4,356,367	$(314,808)	$7,045,757

Balance at June 30, 2026	$425,000	$67,581	$2,560,427	$(14,882)	$4,907,788	$(420,798)	$7,525,116
Net income	—	—	—	—	239,054	—	239,054
Other comprehensive loss, net of tax	—	—	—	—	—	(442,978)	(442,978)
Cash dividends declared on common stock, $0.55 per share	—	—	—	—	(37,108)	—	(37,108)
Dividends on Series F preferred stock, $492.19 per share	—	—	—	—	(8,367)	—	(8,367)
Stock-based compensation	—	—	11,889	—	—	—	11,889
Common stock issued for:
Restricted stock awards	—	10	(10)	(15)	—	—	(15)
Employee stock purchase plan	—	8	956	—	—	—	964
Director compensation plan	—	—	991	—	—	—	991
Balance at September 30, 2026	$425,000	$67,599	$2,574,253	$(14,897)	$5,101,367	$(863,776)	$7,289,546

Balance at December 31, 2025	$425,000	$67,062	$2,534,024	$(9,156)	$4,537,539	$(295,754)	$7,258,715
Net income	—	—	—	—	700,135	—	700,135
Other comprehensive loss, net of tax	—	—	—	—	—	(568,022)	(568,022)
Cash dividends declared on common stock, $1.65 per share	—	—	—	—	(111,206)	—	(111,206)
Dividends on Series F preferred stock, $1,476.57 per share	—	—	—	—	(25,101)	—	(25,101)
Stock-based compensation	—	—	34,877	—	—	—	34,877
Common stock issued for:
Exercise of stock options	—	2	93	—	—	—	95
Restricted stock awards	—	484	(484)	(5,741)	—	—	(5,741)
Employee stock purchase plan	—	21	2,766	—	—	—	2,787
Director compensation plan	—	30	2,977	—	—	—	3,007
Balance at September 30, 2026	$425,000	$67,599	$2,574,253	$(14,897)	$5,101,367	$(863,776)	$7,289,546
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025
Operating Activities:
Net income	$700,135	$600,820
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	78,607	67,965
Depreciation, amortization and accretion, net	89,052	88,905
Stock-based compensation expense	34,877	30,646
Accretion of discount on securities, net	(29,381)	(4,412)
Accretion of discount and deferred fees on loans, net	(6,063)	(15,092)
Mortgage servicing rights fair value changes	(3,735)	29,684
Non-designated derivatives fair value changes, net	28,313	(9,065)
Originations and purchases of mortgage loans held-for-sale	(2,047,515)	(1,785,392)
Early buy-out exercises of mortgage loans held-for-sale guaranteed by U.S. government agencies, net of subsequent paydowns or payoffs	(54,367)	(15,773)
Proceeds from sales of mortgage loans held-for-sale	2,128,544	1,785,096
Bank owned life insurance (“BOLI”) gains	(5,010)	(4,644)
Decrease in trading securities, net	—	4,072
Decrease in brokerage customer receivables, net	—	18,102
Gains on mortgage loans sold	(39,202)	(49,990)
Gains on investment securities, net, and dividend reinvestment on equity securities	(193)	(6,818)
(Gains) losses on sales of premises and equipment, net	(1,826)	418
Losses on sales and fair value adjustments of other real estate owned, net	230	816
Decrease in accrued interest receivable and other assets, net	521,213	59,739
Increase (decrease) in accrued interest payable and other liabilities, net	146,390	(136,388)
Net Cash Provided by Operating Activities	1,540,069	658,689
Investing Activities:
Proceeds from calls and sales of available-for-sale securities	16,662	705,703
Proceeds from payments and maturities of available-for-sale securities	630,133	402,735
Proceeds from payments, maturities and calls of held-to-maturity securities	223,154	174,383
Proceeds from sales of equity securities with readily determinable fair value	—	226,542
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	3,283	—
Purchases of available-for-sale securities	(2,488,806)	(3,040,628)
Purchases of equity securities with readily determinable fair value	(1,031)	(63,413)
Purchases of equity securities without readily determinable fair value	(5,061)	(1,682)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(4,310)	(1,348)
Distributions (contributions) from investments in partnerships, net	5,965	(13,422)
Net cash paid in business combination	(34,097)	—
Proceeds from sales of other real estate owned	6,386	—
(Decrease) increase in interest-bearing deposits with banks, net	(380,563)	994,409
Increase in loans, net	(3,756,736)	(4,017,366)
Redemption of BOLI	337	—
Purchases of premises and equipment, net	(58,667)	(26,921)
Net Cash Used for Investing Activities	(5,843,351)	(4,661,008)
Financing Activities:
Increase in deposit accounts, net	4,718,025	4,199,032
(Decrease) increase in other borrowings, net	(110,236)	33,753
Decrease in Federal Home Loan Bank advances, net	(629)	—
Proceeds from the issuance of preferred stock, net	—	414,148
Redemption of preferred stock	—	(412,500)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and director compensation plan	5,889	5,387
Common stock repurchases for tax withholdings related to stock-based compensation	(5,741)	(2,997)
Dividends paid	(136,307)	(127,571)
Net Cash Provided by Financing Activities	4,471,001	4,109,252
Net Increase in Cash and Cash Equivalents	167,719	106,933
Cash and Cash Equivalents at Beginning of Period	467,938	458,536
Cash and Cash Equivalents at End of Period	$635,657	$565,469
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

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for credit losses, estimations of fair value, and the valuation and accounting for derivative instruments, as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. Descriptions of the Company’s significant accounting policies are included in Note (1) “Summary of Significant Accounting Policies” of the 2025 Form 10-K. In preparation of these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users or filed with the SEC.

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

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which provides public business entities with a practical expedient—and private companies an accounting policy election—when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606. In developing reasonable and supportable forecasts—if an entity elects the practical expedient—it assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets in scope. The Company adopted ASU No. 2025-05 as of January 1, 2026. Adoption of this standard did not impact the Company’s consolidated financial statements as the Company did not elect the practical expedient.

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

(4) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$3,000	$—	$—	$3,000
U.S. government agencies	50,000	—	(6,169)	43,831
Municipal	171,215	30	(6,921)	164,324
Corporate notes:
Financial issuers	75,000	—	(1,944)	73,056
Other	1,000	—	(38)	962
Mortgage-backed: (1)
Residential mortgage-backed securities	6,928,051	15	(850,890)	6,077,176
Commercial (multi-family) mortgage-backed securities	388,399	—	(28,242)	360,157
Collateralized mortgage obligations	890,442	25	(43,475)	846,992
Total available-for-sale securities	$8,507,107	$70	$(937,679)	$7,569,498
Held-to-maturity securities
U.S. government agencies	$313,542	$—	$(79,946)	$233,596
Municipal	133,408	57	(6,709)	126,756
Mortgage-backed: (1)
Residential mortgage-backed securities	2,475,956	—	(611,175)	1,864,781
Commercial (multi-family) mortgage-backed securities	35,838	—	(5,135)	30,703
Collateralized mortgage obligations	153,997	3	(23,998)	130,002
Corporate notes	7,975	—	(293)	7,682
Total held-to-maturity securities	$3,120,716	$60	$(727,256)	$2,393,520
Less: Allowance for credit losses	(213)
Held-to-maturity securities, net of allowance for credit losses	$3,120,503
Equity securities with readily determinable fair value	$62,242	$7,960	$(5,391)	$64,811
(1)None of our mortgage-backed securities are subprime.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$6,999	$36	$—	$7,035
U.S. government agencies	50,000	—	(2,529)	47,471
Municipal	162,373	1,643	(1,850)	162,166
Corporate notes:
Financial issuers	79,000	—	(2,704)	76,296
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Residential mortgage-backed securities	5,533,710	25,926	(402,953)	5,156,683
Commercial (multi-family) mortgage-backed securities	280,969	570	(4,986)	276,553
Collateralized mortgage obligations	521,430	2,305	(14,675)	509,060
Total available-for-sale securities	$6,635,481	$30,480	$(429,698)	$6,236,263
Held-to-maturity securities
U.S. government agencies	$313,541	$—	$(57,269)	$256,272
Municipal	144,192	451	(2,012)	142,631
Mortgage-backed: (1)
Residential Mortgage-backed securities	2,667,371	7,503	(491,124)	2,183,750
Commercial (multi-family) mortgage-backed securities	6,293	72	(92)	6,273
Collateralized mortgage obligations	177,671	836	(16,989)	161,518
Corporate notes	35,097	2	(396)	34,703
Total held-to-maturity securities	$3,344,165	$8,864	$(567,882)	$2,785,147
Less: Allowance for credit losses	(260)
Held-to-maturity securities, net of allowance for credit losses	$3,343,905
Equity securities with readily determinable fair value	$61,211	$6,318	$(3,759)	$63,770
(1)None of our mortgage-backed securities are subprime.

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available-for-sale securities
U.S. Treasury	$7,997	$39	$—	$8,036
U.S. government agencies	50,000	—	(3,489)	46,511
Municipal	194,723	1,673	(2,152)	194,244
Corporate notes:
Financial issuers	82,000	—	(2,628)	79,372
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Residential mortgage-backed securities	4,761,918	17,519	(419,975)	4,359,462
Commercial (multi-family) mortgage-backed securities	233,127	347	(5,136)	228,338
Collateralized mortgage obligations	371,584	2,373	(16,796)	357,161
Total available-for-sale securities	$5,702,349	$21,951	$(450,176)	$5,274,124
Held-to-maturity securities
U.S. government agencies	$313,540	$—	$(59,178)	$254,362
Municipal	155,770	458	(2,283)	153,945
Mortgage-backed: (1)
Residential mortgage-backed securities	2,724,442	5,421	(505,165)	2,224,698
Commercial (multi-family) mortgage-backed securities	6,315	65	(102)	6,278
Collateralized mortgage obligations	188,223	980	(17,400)	171,803
Corporate notes	50,511	26	(653)	49,884
Total held-to-maturity securities	$3,438,801	$6,950	$(584,781)	$2,860,970
Less: Allowance for credit losses	(395)
Held-to-maturity securities, net of allowance for credit losses	$3,438,406
Equity securities with readily determinable fair value	$60,843	$6,520	$(3,918)	$63,445
(1)None of our mortgage-backed securities are subprime.

Equity securities without readily determinable fair values totaled $71.7 million as of September 30, 2026. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company’s Consolidated Statements of Condition. The Company monitors its equity investments without readily determinable fair values to identify potential transactions that may indicate an observable price change in orderly transactions for the identical or a similar investment of the same issuer, requiring adjustment to its carrying amount. During the three and nine months ended September 30, 2026, the Company recorded no upward or downward adjustments related to such observable price changes. During the three months ended September 30, 2025, the Company recorded no adjustment related to such observable price changes. During the nine months ended September 30, 2025, the Company recorded no upward adjustment and a downward adjustment of $20,000 related to such observable price changes. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows. During the three and nine months ended September 30, 2026, the Company recorded $558,000 of impairment of equity securities without readily determinable fair values. During the three and nine months ended September 30, 2025, the Company recorded $570,000 and $1.6 million of impairment of equity securities without readily determinable fair values.

The following table presents the portion of the Company’s available-for-sale investment securities portfolios that have gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. government agencies	$—	$—	$43,831	$(6,169)	$43,831	$(6,169)
Municipal	127,329	(4,295)	27,222	(2,626)	154,551	(6,921)
Corporate notes:
Financial issuers	—	—	73,056	(1,944)	73,056	(1,944)
Other	962	(38)	—	—	962	(38)
Mortgage-backed: (1)
Residential mortgage-backed securities	4,185,360	(311,685)	1,885,320	(539,205)	6,070,680	(850,890)
Commercial (multi-family) mortgage-backed securities	199,929	(14,351)	160,228	(13,891)	360,157	(28,242)
Collateralized mortgage obligations	776,860	(25,500)	60,644	(17,975)	837,504	(43,475)
Total available-for-sale securities	$5,290,440	$(355,869)	$2,250,301	$(581,810)	$7,540,741	$(937,679)
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

The Company does not consider available-for-sale securities with unrealized losses at September 30, 2026 to be experiencing credit losses and recognized no resulting allowance for credit losses for such individually assessed credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Available-for-sale securities with continuous unrealized losses existing for more than twelve months at September 30, 2026 were primarily mortgage-backed securities with unrealized losses due to increased market rates subsequent to the date the securities were purchased.

See Note (6) “Allowance for Credit Losses” in Item 1 of this report for further discussion regarding any credit losses associated with held-to-maturity securities at September 30, 2026.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Realized gains on investment securities	$263	$3,563	$926	$3,846
Realized losses on investment securities	(69)	(2,689)	(185)	(3,313)
Net realized gains on investment securities	194	874	741	533

Unrealized gains on equity securities with readily determinable fair value	436	3,352	2,322	8,689
Unrealized losses on equity securities with readily determinable fair value	(1,693)	(684)	(2,312)	(741)
Net unrealized (losses) gains on equity securities with readily determinable fair value	(1,257)	2,668	10	7,948

Downward adjustments of equity securities without readily determinable fair values	—	—	—	(20)
Impairment of equity securities without readily determinable fair values	(558)	(570)	(558)	(1,643)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(558)	(570)	(558)	(1,663)
(Losses) gains on investment securities, net	$(1,621)	$2,972	$193	$6,818

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2026, December 31, 2025 and September 30, 2025, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2026		December 31, 2025		September 30, 2025
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$48,833	$48,700	$47,978	$47,915	$58,284	$58,315
Due in one to five years	146,758	142,968	143,352	141,123	160,939	159,081
Due in five to ten years	75,361	69,334	80,561	79,672	89,505	87,359
Due after ten years	29,263	24,171	27,481	25,257	26,992	24,408
Mortgage-backed	8,206,892	7,284,325	6,336,109	5,942,296	5,366,629	4,944,961
Total available-for-sale securities	$8,507,107	$7,569,498	$6,635,481	$6,236,263	$5,702,349	$5,274,124
Held-to-maturity securities
Due in one year or less	$20,949	$20,888	$47,030	$46,630	$44,853	$44,288
Due in one to five years	73,196	71,002	76,452	76,366	81,277	81,174
Due in five to ten years	60,751	53,836	67,195	63,882	91,067	87,541
Due after ten years	300,029	222,308	302,153	246,728	302,624	245,188
Mortgage-backed	2,665,791	2,025,486	2,851,335	2,351,541	2,918,980	2,402,779
Total held-to-maturity securities	$3,120,716	$2,393,520	$3,344,165	$2,785,147	$3,438,801	$2,860,970
Less: Allowance for credit losses	(213)		(260)		(395)
Held-to-maturity securities, net of allowance for credit losses	$3,120,503		$3,343,905		$3,438,406

Securities having a carrying value of $9.3 billion at September 30, 2026 as well as securities having a carrying value of $8.6 billion and $8.0 billion at December 31, 2025 and September 30, 2025, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) discount window, securities sold under repurchase agreements and derivatives. At September 30, 2026, there were no securities of a single issuer, other than U.S. government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(5) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2026	2025	2025
Balance:
Commercial	$18,341,765	$17,044,686	$16,544,342
Commercial real estate	14,960,611	13,940,736	13,619,207
Home equity	507,831	480,525	484,202
Residential real estate	4,696,015	4,317,232	4,143,870
Premium finance receivables—property & casualty	8,624,322	8,183,416	8,366,292
Premium finance receivables—life insurance	9,538,863	9,023,642	8,758,553
Consumer and other	135,164	114,864	147,016
Total loans, net of unearned income	$56,804,571	$53,105,101	$52,063,482
Mix:
Commercial	32%	32%	32%
Commercial real estate	27	26	26
Home equity	1	1	1
Residential real estate	8	8	8
Premium finance receivables—property & casualty	15	16	16
Premium finance receivables—life insurance	17	17	17
Consumer and other	0	0	0
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $274.7 million at September 30, 2026, $268.6 million at December 31, 2025 and $272.0 million at September 30, 2025.

Total loans, excluding purchased credit deteriorated (“PCD”) loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $106.6 million at September 30, 2026, $77.9 million at December 31, 2025 and $76.5 million at September 30, 2025.

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

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $343.3 million at September 30, 2026, $312.2 million at December 31, 2025, and $342.4 million at September 30, 2025.

The tables below show the aging of the Company’s loan portfolio by the segmentation noted above at September 30, 2026, December 31, 2025 and September 30, 2025:

As of September 30, 2026		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Non-accrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$85,670	$—	$21,825	$39,132	$18,195,138	$18,341,765
Commercial real estate
Construction and development	834	—	8,333	14,278	2,655,444	2,678,889
Non-construction	12,179	—	9,494	60,267	12,199,782	12,281,722
Home equity	1,149	—	1,085	1,427	504,170	507,831
Residential real estate, excluding early buy-out loans	26,218	—	5,390	114	4,521,155	4,552,877
Premium finance receivables—property & casualty	23,341	17,093	19,238	33,757	8,530,893	8,624,322
Premium finance receivables—life insurance	—	10,380	536	3,515	9,524,432	9,538,863
Consumer and other	27	13	42	251	134,831	135,164
Total loans, net of unearned income, excluding early buy-out loans	$149,418	$27,486	$65,943	$152,741	$56,265,845	$56,661,433
Early buy-out loans guaranteed by U.S. government agencies (1)	—	54,408	—	—	88,730	143,138
Total loans, net of unearned income	$149,418	$81,894	$65,943	$152,741	$56,354,575	$56,804,571
(1)Early buy-out loans are insured or guaranteed by the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

As of December 31, 2025		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Non-accrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$78,059	$—	$22,952	$90,205	$16,853,470	$17,044,686
Commercial real estate
Construction and development	2,976	—	1,260	13,456	2,391,890	2,409,582
Non-construction	22,171	—	18,269	52,145	11,438,569	11,531,154
Home equity	1,221	—	1,112	2,818	475,374	480,525
Residential real estate, excluding early buy-out loans	32,862	—	7,562	24,908	4,106,107	4,171,439
Premium finance receivables—property & casualty	29,354	19,115	29,294	57,685	8,047,968	8,183,416
Premium finance receivables—life insurance	—	—	13,887	22,806	8,986,949	9,023,642
Consumer and other	8	42	466	643	113,705	114,864
Total loans, net of unearned income, excluding early buy-out loans	$166,651	$19,157	$94,802	$264,666	$52,414,032	$52,959,308
Early buy-out loans guaranteed by U.S. government agencies (1)	—	53,848	204	1,316	90,425	145,793
Total loans, net of unearned income	$166,651	$73,005	$95,006	$265,982	$52,504,457	$53,105,101
(1)Early buy-out loans are insured or guaranteed by the Federal Housing Administration (FHA) or the U.S. Department of Veterans Affairs, subject to indemnifications and insurance limits for certain loans.

As of September 30, 2025		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Non-accrual				Current	Total Loans
Loan Balances (includes PCD):
Commercial	$66,577	$—	$12,190	$36,136	$16,429,439	$16,544,342
Commercial real estate
Construction and development	3,227	—	630	40,276	2,614,020	2,658,153
Non-construction	24,975	—	13,489	42,779	10,879,811	10,961,054
Home equity	1,295	—	246	2,294	480,367	484,202
Residential real estate, excluding early buy-out loans	28,942	—	8,829	95	3,981,180	4,019,046
Premium finance receivables—property & casualty	24,512	13,006	23,527	38,133	8,267,114	8,366,292
Premium finance receivables—life insurance	—	—	34,016	34,506	8,690,031	8,758,553
Consumer and other	38	60	49	159	146,710	147,016
Total loans, net of unearned income, excluding early buy-out loans	$149,566	$13,066	$92,976	$194,378	$51,488,672	$51,938,658
Early buy-out loans guaranteed by U.S. government agencies (1)	—	47,374	—	—	77,450	124,824
Total loans, net of unearned income	$149,566	$60,440	$92,976	$194,378	$51,566,122	$52,063,482
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

The table below shows the Company’s loan portfolio by credit quality indicator and year of origination at September 30, 2026:

	Year of Origination							Revolving	Total
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving	to Term	Loans
Loan Balances:
Commercial
Pass	$2,971,051	$2,962,402	$2,111,289	$1,232,190	$796,861	$1,422,808	$6,120,810	$22,512	$17,639,923
Special mention	27,967	19,693	48,251	28,875	9,922	10,700	226,790	19,503	391,701
Substandard accrual	1,211	52,365	38,472	34,939	14,124	55,443	25,761	2,156	224,471
Substandard non-accrual/doubtful	4,346	10,058	7,993	5,715	31,675	18,032	7,304	547	85,670
Total commercial, industrial and other	$3,004,575	$3,044,518	$2,206,005	$1,301,719	$852,582	$1,506,983	$6,380,665	$44,718	$18,341,765
Construction and development
Pass	$305,357	$643,695	$633,432	$374,720	$405,309	$97,462	$16,111	$—	$2,476,086
Special mention	—	5,030	42,230	16,363	62,045	2,255	—	—	127,923
Substandard accrual	—	—	—	33,295	—	40,751	—	—	74,046
Substandard non-accrual/doubtful	—	—	—	—	—	834	—	—	834
Total construction and development	$305,357	$648,725	$675,662	$424,378	$467,354	$141,302	$16,111	$—	$2,678,889
Non-construction
Pass	$2,305,130	$2,115,291	$1,052,536	$971,119	$1,532,813	$3,646,392	$222,938	$1,072	$11,847,291
Special mention	102,786	26,581	851	30,297	54,081	37,933	—	—	252,529
Substandard accrual	—	203	20,765	41,765	44,346	62,644	—	—	169,723
Substandard non-accrual/doubtful	—	—	—	1,271	682	10,226	—	—	12,179
Total non-construction	$2,407,916	$2,142,075	$1,074,152	$1,044,452	$1,631,922	$3,757,195	$222,938	$1,072	$12,281,722
Home equity
Pass	$336	$99	$210	$155	$239	$21,041	$464,397	$7,022	$493,499
Special mention	—	—	292	106	97	840	5,962	103	7,400
Substandard accrual	—	—	35	240	70	3,611	1,690	137	5,783
Substandard non-accrual/doubtful	—	—	—	99	140	910	—	—	1,149
Total home equity	$336	$99	$537	$600	$546	$26,402	$472,049	$7,262	$507,831
Residential real estate
Early buy-out loans guaranteed by U.S. government agencies	$—	$1,265	$12,971	$10,116	$8,127	$110,659	$—	$—	$143,138
Pass	846,610	1,015,239	563,158	335,846	696,483	1,035,455	—	—	4,492,791
Special mention	319	1,059	988	1,660	6,775	8,594	—	—	19,395

Substandard accrual	153	26	2,172	824	5,869	5,429	—	—	14,473
Substandard non-accrual/doubtful	14	997	2,681	5,785	5,759	10,982	—	—	26,218
Total residential real estate	$847,096	$1,018,586	$581,970	$354,231	$723,013	$1,171,119	$—	$—	$4,696,015
Premium finance receivables - property and casualty
Pass	$8,290,104	$204,365	$2,434	$—	$—	$—	$—	$—	$8,496,903
Special mention	88,320	4,665	20	—	—	—	—	—	93,005
Substandard accrual	8,673	2,400	—	—	—	—	—	—	11,073
Substandard non-accrual/doubtful	11,945	11,395	1	—	—	—	—	—	23,341
Total premium finance receivables - property and casualty	$8,399,042	$222,825	$2,455	$—	$—	$—	$—	$—	$8,624,322
Premium finance receivables - life (1)
Pass	$346,023	$755,875	$824,429	$595,389	$787,138	$6,199,163	$—	$—	$9,508,017
Special mention	—	—	—	—		—	—	—	—
Substandard accrual	—	—	—	—	—	30,846	—	—	30,846
Substandard non-accrual/doubtful	—	—	—	—	—	—	—	—	—
Total premium finance receivables - life	$346,023	$755,875	$824,429	$595,389	$787,138	$6,230,009	$—	$—	$9,538,863
Consumer and other
Pass	$4,251	$2,906	$941	$325	$77	$29,229	$96,312	$—	$134,041
Special mention	20	77	8	862	76	1	8	—	1,052
Substandard accrual	6	16	9	3	—	6	4	—	44
Substandard non-accrual/doubtful	—	1	—	—	—	26	—	—	27
Total consumer and other	$4,277	$3,000	$958	$1,190	$153	$29,262	$96,324	$—	$135,164
Total loans
Early buy-out loans guaranteed by U.S. government agencies	$—	$1,265	$12,971	$10,116	$8,127	$110,659	$—	$—	$143,138
Pass	15,068,862	7,699,872	5,188,429	3,509,744	4,218,920	12,451,550	6,920,568	30,606	55,088,551
Special mention	219,412	57,105	92,640	78,163	132,996	60,323	232,760	19,606	893,005
Substandard accrual	10,043	55,010	61,453	111,066	64,409	198,730	27,455	2,293	530,459
Substandard non-accrual/doubtful	16,305	22,451	10,675	12,870	38,256	41,010	7,304	547	149,418
Total loans	$15,314,622	$7,835,703	$5,366,168	$3,721,959	$4,462,708	$12,862,272	$7,188,087	$53,052	$56,804,571
Gross write offs
Three months ended September 30, 2026	$7,820	$1,806	$8,202	$1,372	$424	$7,550	$—	$—	$27,174
Nine months ended September 30, 2026	$8,312	$16,625	$13,556	$8,396	$5,996	$15,220	$—	$—	$68,105
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

As of September 30, 2026	Year of Origination						Total
(In thousands)	2026	2025	2024	2023	2022	Prior	Balance
Amortized Cost Balances:
U.S. government agencies
1-4 internal grade	$—	$—	$—	$—	$135,000	$178,542	$313,542
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total U.S. government agencies	$—	$—	$—	$—	$135,000	$178,542	$313,542
Municipal
1-4 internal grade	$—	$—	$—	$3,583	$1,022	$126,916	$131,521
5-7 internal grade	—	—	—	—	—	1,887	1,887
8-10 internal grade	—	—	—	—	—	—	—
Total municipal	$—	$—	$—	$3,583	$1,022	$128,803	$133,408
Mortgage-backed securities
1-4 internal grade	$—	$—	$—	$220,721	$439,347	$2,005,723	$2,665,791
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total mortgage-backed securities	$—	$—	$—	$220,721	$439,347	$2,005,723	$2,665,791
Corporate notes
1-4 internal grade	$—	$—	$—	$—	$4,975	$3,000	$7,975
5-7 internal grade	—	—	—	—	—	—	—
8-10 internal grade	—	—	—	—	—	—	—
Total corporate notes	$—	$—	$—	$—	$4,975	$3,000	$7,975
Total held-to-maturity securities							$3,120,716
Less: Allowance for credit losses							(213)
Held-to-maturity securities, net of allowance for credit losses							$3,120,503

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

	September 30,	December 31,	September 30,
(In thousands)	2026	2025	2025
Allowance for loan losses	$401,729	$379,283	$386,622
Allowance for unfunded lending-related commitments losses	84,111	80,922	67,569
Allowance for loan losses and unfunded lending-related commitments losses	485,840	460,205	454,191
Allowance for held-to-maturity securities losses	213	260	395
Allowance for credit losses	$486,053	$460,465	$454,586

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

Assets that do not share similar risk characteristics with a pool are assessed for the allowance for credit losses on an individual basis. These typically include assets experiencing financial difficulties, including assets rated as substandard non-accrual and doubtful. If foreclosure is probable or the asset is considered collateral-dependent, expected credit losses are measured based upon the fair value of the underlying collateral adjusted for selling costs, if appropriate. Underlying collateral across the Company's segments consist primarily of real estate, land and construction assets as well as general business assets of the borrower. As of September 30, 2026, excluding loans carried at fair value, substandard non-accrual loans totaling $62.0 million in carrying balance had no related allowance for credit losses.

The Company does not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when assets are placed on non-accrual status.

Loan portfolios

A summary of activity in the allowance for credit losses, specifically for the loan portfolio (i.e. allowance for loan losses and allowance for unfunded commitment losses), for the three and nine months ended September 30, 2026 and September 30, 2025 is as follows:

Three months ended September 30, 2026		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$234,809	$209,948	$10,004	$13,257	$11,952	$999	$480,969
Other adjustments	—	—	—	—	(18)	—	(18)
Charge-offs	(19,075)	(414)	—	(107)	(7,361)	(217)	(27,174)
Recoveries	1,577	2,103	12	24	2,435	26	6,177
Provision for credit losses	22,823	(2,564)	(179)	445	5,321	40	25,886
Allowance for credit losses at period end	$240,134	$209,073	$9,837	$13,619	$12,329	$848	$485,840
By measurement method:
Individually measured	$23,091	$81	$—	$47	$—	$1	$23,220
Collectively measured	217,043	208,992	9,837	13,572	12,329	847	462,620
Loans at period end
Individually measured	$85,670	$13,013	$1,149	$26,111	$—	$27	$125,970
Collectively measured	18,256,095	14,947,598	506,682	4,524,154	18,163,185	135,137	56,532,851
Loans held at fair value	—	—	—	145,750	—	—	145,750

Three months ended September 30, 2025	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses at beginning of period	$194,568	$224,358	$9,221	$11,455	$16,612	$849	$457,063
Other adjustments	—	—	—	—	(88)	—	(88)
Charge-offs	(21,597)	(144)	(27)	(26)	(6,878)	(174)	(28,846)
Recoveries	1,449	241	104	1	2,459	37	4,291
Provision for credit losses	15,056	6,022	(69)	583	(156)	335	21,771
Allowance for credit losses at period end	$189,476	$230,477	$9,229	$12,013	$11,949	$1,047	$454,191
By measurement method:
Individually measured	$29,747	$9,688	$—	$60	$—	$3	$39,498
Collectively measured	159,729	220,789	9,229	11,953	11,949	1,044	414,693
Loans at period end
Individually measured	$66,576	$28,203	$1,295	$28,854	$—	$38	$124,966
Collectively measured	16,477,766	13,591,004	482,907	3,985,423	17,124,845	146,978	51,808,923
Loans held at fair value	—	—	—	129,593	—	—	129,593

Nine months ended September 30, 2026		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$178,545	$246,933	$10,402	$12,519	$11,011	$795	$460,205
Other adjustments	—	—	—	—	(158)	—	(158)
Charge-offs	(38,340)	(8,381)	—	(620)	(20,195)	(569)	(68,105)
Recoveries	4,706	2,114	331	26	7,948	119	15,244
Provision for credit losses	95,223	(31,593)	(896)	1,694	13,723	503	78,654
Allowance for credit losses at period end	$240,134	$209,073	$9,837	$13,619	$12,329	$848	$485,840

Nine months ended September 30, 2025		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses at beginning of period	$175,837	$222,856	$8,943	$10,335	$17,820	$812	$436,603
Other adjustments	—	—	—	—	96	—	96
Charge-offs	(37,467)	(6,309)	(138)	(26)	(20,350)	(500)	(64,790)
Recoveries	4,124	263	350	139	9,281	98	14,255
Provision for credit losses	46,982	13,667	74	1,565	5,102	637	68,027
Allowance for credit losses at period end	$189,476	$230,477	$9,229	$12,013	$11,949	$1,047	$454,191

For the three and nine months ended September 30, 2026, the Company recognized approximately $25.9 million and $78.7 million of provision for credit losses, respectively, related to loans and lending agreements. The provision for each period was primarily the result of losses experienced in the Commercial and Premium Finance Receivables portfolios, growth across various segments, and qualitative overlays related to the uncertainty of future performance of the economy, which was offset by an improved forecast related to CRE Price Index. Net charge-offs in the three and nine month periods ended September 30, 2026, totaled $21.0 million and $52.9 million, respectively.

Held-to-maturity debt securities

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company's Consolidated Statements of Condition. For the three and nine month periods ended September 30, 2026, the Company recognized approximately $(7,000) and $(47,000), respectively, of provision for credit losses related to held-to-maturity securities. At September 30, 2026, the Company did not identify any held-to-maturity debt securities within its portfolio that would require a charge-off.

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

Restructurings may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to other real estate owned (“OREO”), which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At September 30, 2026, the Company had no foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $65.5 million and $67.0 million at September 30, 2026 and 2025, respectively.

The tables below present a summary of the period-end balance of loans to borrowers experiencing financial difficulties during the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$10,152	0.1%	$9,923	$47	$—	$182	$—
Commercial real estate
Construction and development	568	0.0	568	—	—	—	—
Non-construction	734	0.0	734	—	—	—	—
Residential real estate	1,191	0.0	915	219	—	57	—
Premium finance receivables—property & casualty	13	0.0	13	—	—	—	—
Total loans	$12,658	0.0%	$12,153	$266	$—	$239	$—

		Weighted Average Magnitude of Modifications:
Three Months Ended September 30, 2026 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$10,152	5	325	30
Commercial real estate
Construction and development	568	7	—	—
Non-construction	734	3	—	—
Residential real estate	1,191	9	104	73
Premium finance receivables—property & casualty	13	2	74	—
Total loans	$12,658	3	143	40

Three Months Ended September 30, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$4,791	0.1%	$4,464	$—	$—	$—	$327
Commercial real estate
Non-construction	196	0.0	196	—	—	—	—
Residential real estate	392	0.0	287	—	—	—	105
Total loans	$5,379	0.0%	$4,947	$—	$—	$—	$432

		Weighted Average Magnitude of Modifications:
Three Months Ended September 30, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$4,791	6	190	—
Commercial real estate
Non-construction	196	6	—	—
Residential real estate	392	11	90	—
Total loans	$5,379	7	166	—

Nine Months Ended September 30, 2026 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$30,672	0.4%	$15,015	$83	$—	$15,530	$44
Commercial real estate
Construction and development	1,137	0.0	1,137	—	—	—	—
Non-construction	12,233	0.1	11,540	—	—	693	—
Residential real estate	1,873	0.0	1,299	219	—	300	55
Premium finance receivables—property & casualty	16	0.0	13	3	—	—	—
Total loans	$45,931	0.1%	$29,004	$305	$—	$16,523	$99

		Weighted Average Magnitude of Modifications:
Nine Months Ended September 30, 2026 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$30,672	20	264	37
Commercial real estate
Construction and development	1,137	9	—	—
Non-construction	12,233	5	—	37
Residential real estate	1,873	34	141	163
Premium finance receivables—property & casualty	16	2	67	—
Total loans	$45,931	16	193	39

Nine Months Ended September 30, 2025 (Dollars in thousands)	Total	Percentage of Total Class of Loan	Extension of Term	Reduction of Interest Rate	Interest Only Payments	Delay in Contractual Payments	Extension of Term and Reduction of Interest Rate

Commercial	$15,370	0.2%	$14,917	$9	$—	$—	$444
Commercial real estate
Non-construction	196	0.0	196	—	—	—	—
Residential real estate	1,524	0.0	447	276	—	—	801
Premium finance receivables—property & casualty	865	0.0	865	—	—	—	—
Total loans	$17,955	0.0%	$16,425	$285	$—	$—	$1,245

		Weighted Average Magnitude of Modifications:
Nine months ended September 30, 2025 (Dollars in thousands)	Total	Duration of Extension of Term (months)	Reduction of Interest Rate (bps)	Duration of Delay in Contractual Payments (months)

Commercial	$15,370	7	155	—
Commercial real estate
Non-construction	196	6	—	—
Residential real estate	1,524	11	148	—
Premium finance receivables—property & casualty	865	12	—	—
Total loans	$17,955	8	$150	—

The Company had commitments of $86.6 million and $23.9 million as of September 30, 2026 and September 30, 2025, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of principal forgiveness, an interest rate reduction, an other-than insignificant payment delay or a term extension during the periods presented.

The following table presents a summary of all modified loans for borrowers experiencing financial difficulties and such loans that were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	For the Twelve Months Ended September 30, 2026	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	For the Twelve Months Ended September 30, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Total	Payments in Default (1)	Payments in Default (1)	Total	Payments in Default (1)	Payments in Default (1)
Commercial	$43,695	$302	$3,101	$20,725	$28	$142
Commercial real estate
Construction and development	1,137	—	568	—	—	—
Non-construction	22,915	1,169	13,491	243	196	196
Residential real estate	2,538	312	312	1,524	224	920
Premium finance receivables—property & casualty	15	13	15	865	—	865
Total loans	$70,300	$1,796	$17,487	$23,357	$448	$2,123
(1)Modified loans considered to be in payment default are over 30 days past due subsequent to the restructuring.

(7) Goodwill and Other Acquisition-Related Intangible Assets

A summary of the Company’s goodwill assets by reporting unit is presented in the following table:

(In thousands)	December 31, 2025	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2026
Community banking	$687,754	$—	$—	$(11,331)	$676,423
Specialty finance	38,211	—	—	10,534	48,745
Wealth management	71,995	7,498	—	—	79,493
Total	$797,960	$7,498	$—	$(797)	$804,661

On September 1, 2026, the Company completed its purchase of the guardianship services business that was previously announced. This business had approximately $1.2 billion in assets under management. As a result of the business acquisition, the wealth management reporting unit’s goodwill increased by $7.5 million and the Company also recognized customer relationship intangible assets with an acquisition-date fair value of $26.6 million for total recorded intangibles of $34.1 million on the purchase. In accordance with GAAP, the initial purchase accounting for this business acquisition is not finalized and is therefore subject to change.

The specialty finance reporting unit’s goodwill increased in the first nine months of 2026 as $11.3 million of goodwill was reclassified from the community banking unit related to a line of business reclassification, partially offset by $797,000 of foreign currency translation adjustments related to the prior Canadian acquisitions. The line of business reclassification resulted from the reportable segment aggregation analysis performed following leadership changes occurring in 2026. The movement of this line of business between the two reporting units did not have a significant impact on the valuation of the Company’s reporting units as all reporting units had substantial excess in estimated fair value over the carrying value in the Company’s most recent quantitative assessment of goodwill.

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

At the conclusion of this assessment of all reporting units, the Company determined that as of September 30, 2026, it was more likely than not that the fair value of all reporting units exceeded the respective carrying value of such reporting unit.

A summary of acquisition-related intangible assets as of the dates shown and the expected amortization of finite-lived acquisition-related intangible assets as of September 30, 2026 is as follows:

(In thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$158,106	$158,106	$158,106
Accumulated amortization	(90,420)	(76,861)	(72,179)
Net carrying amount	$67,686	$81,245	$85,927
Trademark with indefinite lives:
Carrying amount	11,500	11,500	13,800
Total net carrying amount	$79,186	$92,745	$99,727
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,960	$1,961	$1,960
Accumulated amortization	(1,960)	(1,932)	(1,924)
Net carrying amount	$—	$29	$36
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$53,230	$26,630	$26,630
Accumulated amortization	(22,383)	(21,405)	(21,096)
Net carrying amount	$30,847	$5,225	$5,534
Total acquisition-related intangible assets:
Gross carrying amount	$224,796	$198,197	$200,496
Accumulated amortization	(114,763)	(100,198)	(95,199)
Total other acquisition-related intangible assets, net	$110,033	$97,999	$105,297

Estimated amortization
Actual in nine months ended September 30, 2026	$14,565
Estimated remaining in 2026	4,817
Estimated—2027	18,113
Estimated—2028	15,682
Estimated—2029	13,309
Estimated—2030	11,235

The core deposit intangibles recognized in connection with the Company’s bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with acquisitions within the wealth management segment are being amortized over a period of up to 15 years on a straight-line or accelerated basis depending on the respective acquisition facts and circumstances. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with prior acquisitions. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis. Total amortization expense associated with finite-lived acquisition-related intangibles totaled approximately $14.6 million and $16.4 million for the nine months ended September 30, 2026 and 2025, respectively.

(8) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2026	2025	2026	2025
Fair value at beginning of the period	$201,903	$193,061	$195,023	$203,788
Additions from loans sold with servicing retained	7,083	5,829	22,262	16,834
Estimate of changes in fair value due to:
Payoffs, paydowns and repurchases	(5,387)	(5,604)	(18,527)	(15,856)
Changes in valuation inputs or assumptions	34,886	(2,348)	39,727	(13,828)
Fair value at end of the period	$238,485	$190,938	$238,485	$190,938
Unpaid principal balance of mortgage loans serviced for others	$12,790,822	$12,524,131

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

Periodically, the Company will purchase mortgage and interest rate derivative contracts in which the Company elects to not designate such derivatives as hedging instruments. These contracts are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. For more information regarding these hedges outstanding as of September 30, 2026 and September 30, 2025, see Note (13) “Derivative Financial Instruments” in Item 1 of this report.

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Balance:
Non-interest-bearing	$11,584,695	$11,423,701	$10,952,146
NOW and interest-bearing demand deposits	7,253,456	6,233,753	6,710,919
Wealth management deposits	1,690,496	1,907,647	1,600,735
Money market	24,174,275	21,368,924	20,270,382
Savings	6,487,247	6,905,216	6,758,743
Time certificates of deposit	11,245,047	9,877,950	10,418,456
Total deposits	$62,435,216	$57,717,191	$56,711,381
Mix:
Non-interest-bearing	19%	20%	19%
NOW and interest-bearing demand deposits	11	11	12
Wealth management deposits	3	3	3
Money market	39	37	36
Savings	10	12	12
Time certificates of deposit	18	17	18
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC (“Wintrust Investments”), Chicago Deferred Exchange Company (“CDEC”), and trust and asset management customers of the Company.

(10) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	September 30, 2026	December 31, 2025	September 30, 2025
FHLB advances	$3,450,680	$3,451,309	$3,151,309
Other borrowings:
Notes payable	—	—	121,368
Secured borrowings	355,554	422,107	401,863
Other	—	55,859	56,097
Total other borrowings	355,554	477,966	579,328
Subordinated notes	298,903	298,636	298,536
Total FHLB advances, other borrowings and subordinated notes	$4,105,137	$4,227,911	$4,029,173

Descriptions of the Company’s FHLB advances, other borrowings, and subordinated notes are included in Note (11) “Federal Home Loan Bank Advances”, Note (12) “Subordinated Notes” and Note (13) “Other Borrowings” of the 2025 Form 10-K.

Notes Payable
Notes payable balances represent the balances on the Company’s credit agreement with certain unaffiliated banks. The term loan facility was paid in full in December 2025. At September 30, 2026, there was no outstanding principal balance under the revolving credit facility. Borrowings under notes payable are secured by pledges of and first priority perfected security interests in the Company’s equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2026, the Company was in compliance with all such covenants.

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

At September 30, 2026, the translated balance of the secured borrowings totaled $340.7 million compared to $408.0 million at December 31, 2025 and $387.9 million at September 30, 2025. The interest rate under the Receivables Purchase Agreement is the Canadian Commercial Paper Rate plus fee rate of 0.775%.

The remaining $14.8 million, $14.1 million and $14.0 million within secured borrowings at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, represent other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other Borrowings

Other borrowings represented a promissory note (“Promissory Note”) issued by the Company in June 2017. The Promissory Note was paid in full in March 2026.

Subordinated Notes

At September 30, 2026, the Company had outstanding subordinated notes totaling $298.9 million compared to $298.6 million and $298.5 million at December 31, 2025 and September 30, 2025, respectively. The notes issued in 2019 have a stated interest rate of 4.85% and mature in June 2029.

(11) Junior Subordinated Debentures

The junior subordinated debentures totaled $253.6 million at September 30, 2026, December 31, 2025 and September 30, 2025. At September 30, 2026, the weighted average contractual interest rate on the junior subordinated debentures was 6.40%. Descriptions of the Company’s Junior Subordinated Debentures are included in Note (14) “Junior Subordinated Debentures” in the 2025 Form 10-K.

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

For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note (9) “Deposits” in Item 1 of this report for more information on these deposits. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment’s risk-weighted assets.

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

The following is a summary of certain operating information for reportable segments:

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
Three Months Ended September 30, 2026:
Interest income	$851,622	$130,857	$9,488	$991,967	$10,894	$1,002,861
Interest expense	358,955	22,197	105	381,257	—	381,257
Net interest income	492,667	108,660	9,383	610,710	10,894	621,604
Provision for credit losses	23,379	2,500	—	25,879	—	25,879
Non-interest income	82,313	34,777	42,522	159,612	(23,339)	136,273
Non-interest expense:
Salaries	100,205	18,564	9,504	128,273	345	128,618
Commissions and incentive compensation	35,264	11,472	15,175	61,911	—	61,911
Benefits	31,243	6,176	2,604	40,023	—	40,023
Other segment expenses (1)	151,555	26,912	9,436	187,903	(12,790)	175,113
Total non-interest expense	318,267	63,124	36,719	418,110	(12,445)	405,665
Income before taxes	233,334	77,813	15,186	326,333	—	326,333
Income tax expense	64,889	18,356	4,034	87,279	—	87,279
Net income	$168,445	$59,457	$11,152	$239,054	$—	$239,054
Total assets at period end	$60,142,857	$14,527,305	$1,301,458	$75,971,620	$—	$75,971,620
Three Months Ended September 30, 2025:
Interest income	$838,871	$107,840	$5,697	$952,408	$11,426	$963,834
Interest expense	386,326	10,410	88	396,824	—	396,824
Net interest income	452,545	97,430	5,609	555,584	11,426	567,010
Provision for credit losses	20,059	1,709	—	21,768	—	21,768
Non-interest income	82,507	32,221	39,663	154,391	(23,564)	130,827
Non-interest expense:
Salaries	97,900	16,464	9,761	124,125	498	124,623
Commissions and incentive compensation	33,175	10,445	12,624	56,244	—	56,244
Benefits	30,577	5,775	2,449	38,801	—	38,801
Other segment expenses (1)	140,977	23,702	8,317	172,996	(12,636)	160,360
Total non-interest expense	302,629	56,386	33,151	392,166	(12,138)	380,028
Income before taxes	212,364	71,556	12,121	296,041	—	296,041
Income tax expense	57,753	18,990	3,044	79,787	—	79,787
Net income	$154,611	$52,566	$9,077	$216,254	$—	$216,254
Total assets at period end	$56,437,776	$12,187,079	$1,004,783	$69,629,638	$—	$69,629,638
(1)Other segment expenses include non-interest expense categories such as ‘Software & Equipment’, ‘Data processing’, ‘Advertising and Marketing’, ‘FDIC Insurance’, and ‘Occupancy’. See “Non-Interest Expense” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Form 10-Q for further discussion on non-interest expense.

(In thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
Nine Months Ended September 30, 2026:
Interest income	$2,449,737	$378,065	$28,844	$2,856,646	$35,187	$2,891,833
Interest expense	1,036,022	57,474	343	1,093,839	—	1,093,839
Net interest income	1,413,715	320,591	28,501	1,762,807	35,187	1,797,994
Provision for credit losses	72,029	6,578	—	78,607	—	78,607
Non-interest income	246,801	107,101	129,209	483,111	(71,427)	411,684
Non-interest expense:
Salaries	302,540	54,478	29,296	386,314	1,265	387,579
Commissions and incentive compensation	105,719	32,788	43,274	181,781	—	181,781
Benefits	95,973	19,447	8,308	123,728	—	123,728
Other segment expenses (1)	423,567	78,513	28,171	530,251	(37,505)	492,746
Total non-interest expense	927,799	185,226	109,049	1,222,074	(36,240)	1,185,834
Income before taxes	660,688	235,888	48,661	945,237	—	945,237
Income tax expense	180,281	52,875	11,946	245,102	—	245,102
Net income	$480,407	$183,013	$36,715	$700,135	$—	$700,135

Nine Months Ended September 30, 2025:
Interest income	$2,408,155	$312,275	$16,192	$2,736,622	$35,085	$2,771,707
Interest expense	1,099,943	31,228	358	1,131,529	—	1,131,529
Net interest income	1,308,212	281,047	15,834	1,605,093	35,085	1,640,178
Provision for credit losses	62,965	5,000	—	67,965	—	67,965
Non-interest income	231,498	96,784	112,991	441,273	(69,723)	371,550
Non-interest expense:
Salaries	293,388	47,864	28,968	370,220	1,494	371,714
Commissions and incentive compensation	98,637	29,462	36,552	164,651	—	164,651
Benefits	90,058	16,399	7,913	114,370	—	114,370
Other segment expenses (1)	413,177	72,237	27,562	512,976	(36,132)	476,844
Total non-interest expense	895,260	165,962	100,995	1,162,217	(34,638)	1,127,579
Income before taxes	581,485	206,869	27,830	816,184	—	816,184
Income tax expense	153,471	55,214	6,679	215,364	—	215,364
Net income	$428,014	$151,655	$21,151	$600,820	$—	$600,820

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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2026, December 31, 2025 and September 30, 2025:

	Derivative Assets			Derivative Liabilities
(In thousands)	September 30, 2026	December 31, 2025	September 30, 2025	September 30, 2026	December 31, 2025	September 30, 2025
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$868	$53,622	$59,667	$153,738	$3,363	$4,950
Interest rate derivatives designated as Fair Value Hedges	6,938	5,350	5,633	—	496	560
Total derivatives designated as hedging instruments under ASC 815	$7,806	$58,972	$65,300	$153,738	$3,859	$5,510
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$187,075	$116,562	$136,018	$215,638	$116,745	$133,279
Interest rate lock commitments	816	3,416	7,149	1,292	—	—
Forward commitments to sell mortgage loans	7,242	104	47	2,663	2,729	2,654
Commodity forward contracts	2,185	448	233	1,981	288	67
Foreign exchange contracts	467	165	210	433	153	195
Total derivatives not designated as hedging instruments under ASC 815	$197,785	$120,695	$143,657	$222,007	$119,915	$136,195
Total Derivatives	$205,591	$179,667	$208,957	$375,745	$123,774	$141,705

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

As of September 30, 2026, the Company had various interest rate collar, swap and floor derivatives designated as cash flow hedges of variable rate loans. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of September 30, 2026:

	September 30, 2026
(In thousands)	Range of Maturities	Notional Amount	Fair Value Asset (Liability)
Floor at 1-month CME Term SOFR	September 2028 - December 2029	$450,000	$817
Interest rate collars at 1-month CME term SOFR	October 2026 - September 2027	1,750,000	(11,006)
Interest rate swaps at 1-month CME term SOFR (1)	December 2026 - March 2032	5,800,000	(142,681)
Total Cash Flow Hedges		$8,000,000	$(152,870)
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

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges, including such derivative contracts terminated during the period, follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Unrealized (loss) gain at beginning of period	$(4,479)	$72,529	$67,112	$(15,508)
Amount reclassified from accumulated other comprehensive income or loss to interest income or expense on deposits, loans, and other borrowings	(3,812)	5,300	(12,394)	15,936
Amount of (loss) gain recognized in other comprehensive income or loss	(137,545)	(1,020)	(200,554)	76,381
Unrealized (loss) gain at end of period	$(145,836)	$76,809	$(145,836)	$76,809

As of September 30, 2026, the Company estimated that during the next 12 months $28.7 million will be reclassified from accumulated other comprehensive income or loss as a decrease to net interest income. Such estimate consists of $10.0 million reclassified as a reduction to interest expense on the terminated cash flow hedges discussed above and $38.7 million reclassified as a decrease to interest income related to the interest rate collars, floors and swaps noted above that remain outstanding.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2026, the Company had 13 interest rate swaps with an aggregate notional amount of $99.5 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges as of September 30, 2026:

(In thousands)		September 30, 2026
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/(Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$92,300	$(6,869)	$(13)
	Available-for-sale debt securities	333	(4)	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Nine Months Ended
		September 30, 2026	September 30, 2026
Interest rate swaps	Interest and fees on loans	$(3)	$(3)

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

For each of the derivative strategies described below, the Company's banking subsidiaries execute derivative products directly with qualified borrowers or customers to facilitate their respective risk management strategies. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset, resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income.

(In thousands)	Notional
Derivative Type	September 30, 2026	December 31, 2025	Instrument	Example	Range of Maturities
Interest Rate	$15,994,069	$15,164,007	Swaps & caps	Convert variable rate loan to fixed	October 2026 - August 2037
Commodity	11,190	4,100	Forward contracts	Buy/sell a commodity at an agreed-upon price and date	October 2026 - October 2027
Foreign Currency	58,262	83,986	Foreign currency contracts	Exchange currency of one country for another at an agreed-upon price and date	October 2026 - June 2028

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of its residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2026 and

December 31, 2025, the Company had interest rate lock commitments with an aggregate notional amount of approximately $137.1 million and $161.9 million, and forward commitments to sell mortgage loans with an aggregate notional amount of approximately $325.7 million and $413.2 million, respectively. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Periodically, the Company will purchase mortgage and interest rate derivative contracts in which the Company elects to not designate such derivatives as hedging instruments. These contracts are designed primarily to economically hedge a portion of the fair value adjustments related to the Company’s mortgage servicing rights portfolio. The gain or loss associated with these derivative contracts is included in mortgage banking revenue. The Company held fourteen interest rate derivatives with an aggregate notional value of $482.0 million at September 30, 2026 and ten interest rate derivatives with an aggregate notional value of $362.0 million at December 31, 2025. At September 30, 2026, the Company had one to-be-announced forward-setting contract for mortgage-backed securities with an aggregate notional value of $56.0 million, for such purpose of economically hedging a portion of the fair value adjustment related to its mortgage servicing rights portfolio. At December 31, 2025, the Company had one such forward-setting contract with an aggregate notional value of $56.0 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815 and, accordingly, changes in the fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2026, December 31, 2025 or September 30, 2025.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate swaps and caps	Trading gains, net	$(10)	$92	$(76)	$60
Mortgage banking derivatives	Mortgage banking	(4,491)	(584)	(1,953)	2,733
Commodity contracts	Trading gains, net	103	89	44	166
Foreign exchange contracts	Trading gains, net	54	79	196	152
Covered call options	Fees from covered call options	4,585	5,619	14,047	14,689
Derivative contract held as economic hedge on MSRs	Mortgage banking	(27,671)	265	(31,967)	7,697

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. If the Company were to breach any of these provisions, at a time when the derivatives subject to such agreements are in a liability position, and the derivatives were to be terminated as a result, the Company would be required to settle its obligations under the agreements at the termination value and would be required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. As of September 30, 2026, there were $43.9 million of derivatives that were subject to such agreements in a net liability position.

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The table below summarizes the Company’s interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(In thousands)	September 30, 2026	December 31, 2025	September 30, 2025	September 30, 2026	December 31, 2025	September 30, 2025
Gross Amounts Recognized	$194,881	$175,534	$201,318	$369,376	$120,604	$138,789
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(139,190)	(60,108)	(65,969)	(139,190)	(60,108)	(65,969)
Collateral Posted	(26,835)	(46,894)	(59,598)	(44,387)	(1,963)	(1,686)
Net Credit Exposure	$28,856	$68,532	$75,751	$185,799	$58,533	$71,134

(14) Fair Value of Assets and Liabilities

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

At September 30, 2026, the Company classified $119.7 million of municipal securities as Level 3. These municipal securities are bond issuances for various municipal government entities primarily located in the Chicago metropolitan area, southern Wisconsin and west Michigan and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated investment debt security, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e., a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issuances without comparable bond proxies, a rating of “BBB” was assigned. In the third quarter of 2026, all of the ratings derived by the Investment Operations Department using the above process were “BBB” or better. The fair value measurement noted above is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2026 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

At September 30, 2026, the Company classified $52.7 million of certain delinquent mortgage loans held-for-sale as Level 3. For such delinquent loans in which investor interest may be limited, the Company estimates fair value by discounting future scheduled cash flows for the specific loan through its life, adjusted for estimated credit losses. The Company uses a discount rate based on prevailing market coupon rates on loans with similar characteristics. The assumed weighted average discount rate used as an input to value these loans at September 30, 2026 was 6.41%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.66% with credit loss discount ranging from 0.00% to 29.73% at September 30, 2026.

Loans held-for-investment—The fair value of loans held-for-investment is typically determined by reference to investor price sheets for loan products with similar characteristics. Loans measured with this valuation technique are classified as Level 2 in the fair value hierarchy.

The fair value for certain loans in which the Company previously elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayment or life assumptions. These loans primarily consist of early buyout loans guaranteed by U.S. government agencies that are delinquent and, as a result, investor interest may be limited. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At September 30, 2026, the Company classified $50.5 million of loans held-for-investment carried at fair value as Level 3. The assumed weighted average discount rate used as an input to value these loans at September 30, 2026 was 6.46%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and average life as well as credit losses. The weighted average prepayments speed used as an input to value current loans was 7.56% at September 30, 2026. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation.

For delinquent loans in which performance is not assumed and there is a higher probability of resolution of the loan ending in foreclosure, the weighted average life of such loans was 5.3 years. Average life is inversely related to the fair value of these loans as an increase in estimated life results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.78% with credit loss discounts ranging from 0.00% to 37.98% at September 30, 2026.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing right based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing right, given current market conditions. At September 30, 2026, the Company classified $238.5 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at September 30, 2026 was 9.82% with discount rates applied ranging from 9.00% to 13.00%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 5.78% to 100.00% or a weighted average prepayment speed of 7.56%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $76 and $375, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note (8) “Mortgage Servicing Rights (“MSRs”)” in Item 1 of this report for further discussion of MSRs.

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

At September 30, 2026, the Company classified approximately $816,000 of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at September 30, 2026 was 87.89% with pull-through rates applied ranging from 19.55% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced by an independent third party service. These assets are classified as Level 2 in the fair value hierarchy.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2026
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$3,000	$3,000	$—	$—
U.S. government agencies	43,831	—	43,831	—
Municipal	164,324	—	44,648	119,676
Corporate notes	74,018	—	74,018	—
Mortgage-backed	7,284,325	—	7,284,325	—
Equity securities with readily determinable fair value	64,811	56,745	8,066	—
Mortgage loans held-for-sale	307,748	—	255,022	52,726
Loans held-for-investment	145,750	—	95,227	50,523
MSRs	238,485	—	—	238,485
Nonqualified deferred compensation assets	18,867	—	18,867	—
Derivative assets	205,591	—	204,775	816
Total	$8,550,750	$59,745	$8,028,779	$462,226
Derivative liabilities	$375,745	$—	$375,745	$—

	December 31, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$7,035	$7,035	$—	$—
U.S. government agencies	47,471	—	47,471	—
Municipal	162,166	—	62,563	99,603
Corporate notes	77,295	—	77,295	—
Mortgage-backed	5,942,296	—	5,942,296	—
Equity securities with readily determinable fair value	63,770	55,704	8,066	—
Mortgage loans held-for-sale	340,745	—	286,931	53,814
Loans held-for-investment	151,590	—	95,390	56,200
MSRs	195,023	—	—	195,023
Nonqualified deferred compensation assets	18,112	—	18,112	—
Derivative assets	179,667	—	176,251	3,416
Total	$7,185,170	$62,739	$6,714,375	$408,056
Derivative liabilities	$123,774	$—	$123,774	$—

	September 30, 2025
(In thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$8,036	$8,036	$—	$—
U.S. government agencies	46,511	—	46,511	—
Municipal	194,244	—	64,450	129,794
Corporate notes	80,372	—	80,372	—
Mortgage-backed	4,944,961	—	4,944,961	—
Equity securities with readily determinable fair value	63,445	55,379	8,066	—
Mortgage loans held-for-sale	333,883	—	279,157	54,726
Loans held-for-investment	129,593	—	80,373	49,220
MSRs	190,938	—	—	190,938
Nonqualified deferred compensation assets	17,902	—	17,902	—
Derivative assets	208,957	—	201,808	7,149
Total	$6,218,842	$63,415	$5,723,600	$431,827
Derivative liabilities	$141,705	$—	$141,705	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2026, December 31, 2025 and September 30, 2025 for mortgage loans held-for-sale measured at fair value under ASC 825 was $318.7 million, $343.3 million and $339.1 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $307.7 million, $340.7 million and $333.9 million, for the same respective periods, as shown in the above tables. At September 30, 2026, $1.2 million of mortgage loans held-for-sale were classified as non-accrual compared to $700,000 as of December 31, 2025 and $200,000 as of September 30, 2025. Additionally, there were $52.1 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of September 30, 2026 compared to $53.1 million as of December 31, 2025 and $53.8 million as of September 30, 2025. All of the non-accrual loans and loans past due greater than 90 days and still accruing within the mortgage loans held-for-sale portfolio at September 30, 2026, December 31, 2025, and September 30, 2025 were individual delinquent mortgage loans bought back from GNMA at the unconditional option of the Company as servicer for those loans.

The aggregate remaining contractual principal balance outstanding as of September 30, 2026, December 31, 2025 and September 30, 2025 for loans held-for-investment measured at fair value under ASC 825 was $145.9 million, $148.1 million and $126.4 million, respectively, while the aggregate fair value of loans held-for-investment was $145.8 million, $151.6 million and $129.6 million, respectively, as shown in the above tables.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at June 30, 2026	$123,703	$47,589	$56,001	$201,903	$5,103
Total net (losses) gains included in:
Net income (1)	—	(299)	(459)	36,582	(4,287)
Other comprehensive income or loss	(4,599)	—	—	—	—
Purchases	573	—	—	—	—
Settlements	(1)	(12,993)	(17,105)	—	—
Net transfers into Level 3	—	18,429	12,086	—	—
Balance at September 30, 2026	$119,676	$52,726	$50,523	$238,485	$816

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative assets
(In thousands)	Municipal
Balance at June 30, 2025	$116,075	$27,168	$53,037	$193,061	$5,548
Total net (losses) gains included in:
Net income (1)	—	82	(663)	(2,123)	1,601
Other comprehensive income or loss	(937)	—	—	—	—
Purchases	14,696	—	—	—	—
Settlements	(40)	(7,182)	(11,810)	—	—
Net transfers into Level 3	—	34,658	8,656	—	—
Balance at September 30, 2025	$129,794	$54,726	$49,220	$190,938	$7,149

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at December 31, 2025	$99,603	$53,814	$56,200	$195,023	$3,416
Total net (losses) gains included in:
Net income (1)	—	(527)	(309)	43,462	(2,600)
Other comprehensive income or loss	(9,160)	—	—	—	—
Purchases	37,934	—	—	—	—
Settlements	(8,701)	(47,531)	(44,435)	—	—
Net transfers into Level 3	—	46,970	39,067	—	—
Balance at September 30, 2026	$119,676	$52,726	$50,523	$238,485	$816
(1)Changes in the balance of mortgage loans held-for-sale, MSRs, and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		Mortgage loans held-for-sale	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(In thousands)	Municipal
Balance at December 31, 2024	$121,607	$60,399	$34,896	$203,788	$1,950
Total net (losses) gains included in:
Net income (1)	—	1,534	173	(12,850)	5,199
Other comprehensive income or loss	(8,368)	—	—	—	—
Purchases	29,978	—	—	—	—
Settlements	(13,423)	(76,602)	(24,535)	—	—
Net transfers into Level 3	—	69,395	38,686	—	—
Balance at September 30, 2025	$129,794	$54,726	$49,220	$190,938	$7,149
(1)Changes in the balance of mortgage loans held-for-sale, MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a non-recurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2026:

	September 30, 2026				Three Months Ended September 30, 2026 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2026 Fair Value Losses Recognized, net
(In thousands)	Total	Level 1	Level 2	Level 3
Individually assessed loans - foreclosure probable and collateral-dependent	$125,970	$—	$—	$125,970	$19,510	$47,248
Other real estate owned	16,404	—	—	16,404	—	—
Total	$142,374	$—	$—	$142,374	$19,510	$47,248

Individually assessed loans—In accordance with ASC 326, the allowance for credit losses for loans and other financial assets held at amortized cost should be measured on a collective or pooled basis when such assets exhibit similar risk characteristics. In instances in which a financial asset does not exhibit similar risk characteristics to a pool, the Company is required to measure such allowance for credit losses on an individual asset basis. For the Company’s loan portfolio, non-accrual loans are considered to not exhibit similar risk characteristics as pools and thus are individually assessed. Credit losses are measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Individually assessed loans are considered a fair value measurement where an allowance for credit loss is established based on the fair value of collateral. Appraised values on relevant real estate properties, which may require adjustments to market-based valuation inputs, are generally used on foreclosure probable and collateral-dependent loans within the real estate portfolios.

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of individually assessed loans. For more information on individually assessed loans refer to Note (6) “Allowance for Credit Losses” in Item 1 of this report. At September 30, 2026, the Company had $126.0 million of individually assessed loans classified as Level 3. All of the $126.0 million of individually assessed loans were measured at fair value based on the underlying collateral of the loan as shown in the table above.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At September 30, 2026, the Company had $16.4 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10.00% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2026 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Input / Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$119,676	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Mortgage loans held-for-sale	52,726	Discounted cash flows	Discount rate	6.41%	6.41%	Decrease
			Credit discount	0.00% - 29.73%	0.66%	Decrease
Loans held-for-investment	50,523	Discounted cash flows	Discount rate	6.41% - 7.38%	6.46%	Decrease
			Credit discount	0.00% - 37.98%	1.78%	Decrease
			Constant prepayment rate (CPR) - current loans	7.56%	7.56%	Decrease
			Average life - delinquent loans (in years)	1.2 years - 12.3 years	5.3 years	Decrease
MSRs	238,485	Discounted cash flows	Discount rate	9.00% - 13.00%	9.82%	Decrease
			Constant prepayment rate (CPR)	5.78% - 100.00%	7.56%	Decrease
			Cost of servicing	$70 - $95	$76	Decrease
			Cost of servicing - delinquent	$200 - $1,000	$375	Decrease
Derivatives	816	Discounted cash flows	Pull-through rate	19.55% - 100%	87.89%	Increase
Measured at fair value on a non-recurring basis:
Individually assessed loans - foreclosure probable and collateral-dependent	125,970	Appraisal value	Appraisal adjustment - cost of sale	10.00%	10.00%	Decrease
Other real estate owned	16,404	Appraisal value	Appraisal adjustment - cost of sale	10.00%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2026		At December 31, 2025		At September 30, 2025
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$635,657	$635,657	$467,938	$467,938	$565,469	$565,469
Interest-bearing deposits with banks	3,557,687	3,557,687	3,180,553	3,180,553	3,422,452	3,422,452
Available-for-sale securities	7,569,498	7,569,498	6,236,263	6,236,263	5,274,124	5,274,124
Held-to-maturity securities	3,120,503	2,393,520	3,343,905	2,785,147	3,438,406	2,860,970
Equity securities with readily determinable fair value	64,811	64,811	63,770	63,770	63,445	63,445
FHLB and FRB stock, at cost	296,171	296,171	291,881	291,881	282,755	282,755
Mortgage loans held-for-sale, at fair value	307,748	307,748	340,745	340,745	333,883	333,883
Loans held-for-investment, at fair value	145,750	145,750	151,590	151,590	129,593	129,593
Loans held-for-investment, at amortized cost	56,658,821	55,783,051	52,953,511	52,383,501	51,933,889	51,255,561
Nonqualified deferred compensation assets	18,867	18,867	18,112	18,112	17,902	17,902
Derivative assets	205,591	205,591	179,667	179,667	208,957	208,957
Accrued interest receivable and other	593,339	593,339	552,197	552,197	587,274	587,274
Total financial assets	$73,174,443	$71,571,690	$67,780,132	$66,651,364	$66,258,149	$65,002,385
Financial Liabilities:
Non-maturity deposits	$51,190,169	$51,190,169	$47,839,241	$47,839,241	$46,292,925	$46,292,925
Deposits with stated maturities	11,245,047	11,229,646	9,877,950	9,890,485	10,418,456	10,424,097
FHLB advances	3,450,680	3,443,200	3,451,309	3,472,538	3,151,309	3,185,090
Other borrowings	355,554	355,554	477,966	478,072	579,328	579,479
Subordinated notes	298,903	292,731	298,636	296,487	298,536	295,974
Junior subordinated debentures	253,566	253,515	253,566	253,591	253,566	253,591
Derivative liabilities	375,745	375,745	123,774	123,774	141,705	141,705
Accrued interest payable	62,219	62,219	62,884	62,884	69,453	69,453
Total financial liabilities	$67,231,883	$67,202,779	$62,385,326	$62,417,072	$61,205,278	$61,242,314

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

(15) Stock-Based Compensation Plans

As of September 30, 2026, approximately 1,862,000 shares were available for future grants, assuming the maximum number of shares are issued for the performance awards outstanding, approved under the Company Stock Incentive Plans (“the Plans”). Descriptions of the Plans are included in Note (18) “Stock Compensation Plans and Other Employee Benefit Plans” of the 2025 Form 10-K.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $11.9 million in the third quarter of 2026 and $10.1 million in the third quarter of 2025, and $34.9 million and $30.6 million in the nine months ended September 30, 2026 and 2025, respectively.

A summary of the Plans’ stock option activity for the nine months ended September 30, 2026 and September 30, 2025 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Balance at December 31, 2025	5,675	$44.81
Exercised	(2,325)	40.97
Outstanding at September 30, 2026	3,350	$47.47	2.3	$316
Exercisable at September 30, 2026	3,350	$47.47	2.3	$316

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) (in thousands)
Balance at December 31, 2024	10,825	$43.76
Exercised	(5,150)	42.61
Outstanding at September 30, 2025	5,675	$44.81	3.0	$497
Exercisable at September 30, 2025	5,675	$44.81	3.0	$497
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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and September 30, 2025, was approximately $250,000 and $467,000, respectively. Cash received from option exercises under the Plans for the nine months ended September 30, 2026 and September 30, 2025 was approximately $95,000 and $220,000, respectively.

A summary of the Plans’ restricted share activity for the nine months ended September 30, 2026 and September 30, 2025 is presented below:

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31	888,398	$101.63	880,866	$90.95
Granted	267,358	153.36	256,762	133.15
Vested and issued	(289,049)	93.58	(218,276)	94.41
Forfeited or canceled	(30,623)	126.66	(24,156)	109.48
Outstanding at September 30	836,084	$120.23	895,196	$101.71
Vested, but deferred, at September 30	103,330	$56.63	101,820	$55.31

A summary of the Plans’ performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2026 and September 30, 2025 is presented below:

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31	377,757	$102.38	454,017	$93.57
Granted	86,224	148.35	88,257	134.58
Added by performance factor at vesting, net	9,242	—	75,461	—
Vested and issued	(196,899)	90.33	(230,957)	95.26
Forfeited or canceled	(2,576)	121.03	(8,218)	107.24
Outstanding at September 30	273,748	$125.98	378,560	$102.35
Vested, but deferred, at September 30	—	$—	13,283	$40.87

(16) Accumulated Other Comprehensive Income or Loss and Earnings Per Share

Accumulated Other Comprehensive Income or Loss

The following tables summarize the components of other comprehensive income or loss, including the related income tax effects, and the related amount reclassified to net income for the periods presented:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized (Losses) Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2026	$(353,779)	$(3,065)	$(63,954)	$(420,798)
Other comprehensive loss during the period, net of tax, before reclassifications	(337,472)	(101,784)	(897)	(440,153)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	—	(2,821)	—	(2,821)
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(4)	—	—	(4)
Net other comprehensive loss during the period, net of tax	$(337,476)	$(104,605)	$(897)	$(442,978)
Balance at September 30, 2026	$(691,255)	$(107,670)	$(64,851)	$(863,776)

Balance at December 31, 2025	$(292,829)	$49,912	$(52,837)	$(295,754)
Other comprehensive loss during the period, net of tax, before reclassifications	(398,438)	(148,410)	(12,014)	(558,862)
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	28	(9,172)	—	(9,144)
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(16)	—	—	(16)
Net other comprehensive loss during the period, net of tax	$(398,426)	$(157,582)	$(12,014)	$(568,022)
Balance at September 30, 2026	$(691,255)	$(107,670)	$(64,851)	$(863,776)

Balance at June 30, 2025	$(369,968)	$53,920	$(50,185)	$(366,233)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	55,886	(754)	(7,423)	47,709
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	(199)	3,922	—	3,723
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(7)	—	—	(7)
Net other comprehensive income (loss) during the period, net of tax	$55,680	$3,168	$(7,423)	$51,425
Balance at September 30, 2025	$(314,288)	$57,088	$(57,608)	$(314,808)

Balance at December 31, 2024	$(429,580)	$(11,227)	$(67,528)	$(508,335)
Other comprehensive income during the period, net of tax, before reclassifications	115,227	56,523	9,920	181,670
Amount reclassified from accumulated other comprehensive income or loss into net income, net of tax	88	11,792	—	11,880
Amount reclassified from accumulated other comprehensive income or loss related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(23)	—	—	(23)
Net other comprehensive income during the period, net of tax	$115,292	$68,315	$9,920	$193,527
Balance at September 30, 2025	$(314,288)	$57,088	$(57,608)	$(314,808)

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income or Loss for the
Details Regarding the Component of Accumulated Other Comprehensive Income or Loss	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2026	2025	2026	2025
Accumulated unrealized gains (losses) gains on securities
Gains (losses) included in net income	$—	$269	$(37)	$(119)	(Losses) gains on investment securities, net
	—	269	(37)	(119)	Income before taxes
Tax effect	—	(70)	9	31	Income tax expense
Net of tax	$—	$199	$(28)	$(88)	Net income

Accumulated unrealized gains (losses) gains on derivative instruments
Amount reclassified to interest income on loans	$(487)	$8,625	$(2,419)	$25,911	Interest on loans
Amount reclassified to interest expense on deposits	(3,325)	(3,325)	(9,975)	(9,975)	Interest on deposits
	3,812	(5,300)	12,394	(15,936)	Income before taxes
Tax effect	(991)	1,378	(3,222)	4,144	Income tax expense
Net of tax	$2,821	$(3,922)	$9,172	$(11,792)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income		$239,054	$216,254	$700,135	$600,820
Less: Preferred stock dividends		8,367	13,295	25,101	27,277
Less: Preferred stock redemption		—	14,046	—	14,046
Net income applicable to common shares	(A)	$230,687	$188,913	$675,034	$559,497

Weighted average common shares outstanding	(B)	67,467	66,952	67,383	66,871
Effect of dilutive potential common shares
Common stock equivalents		911	1,028	876	945
Weighted average common shares and effect of dilutive potential common shares	(C)	68,378	67,980	68,259	67,816
Net income per common share:
Basic	(A/B)	$3.42	$2.82	$10.02	$8.37
Diluted	(A/C)	$3.37	$2.78	$9.89	$8.25

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

At the January 2026 meeting of the Board of Directors of the Company (the “Board of Directors”), a quarterly cash dividend of $0.55 per share ($2.20 on an annualized basis) was declared. It was paid on February 19, 2026 to shareholders of record as of February 5, 2026. At the April 2026 meeting of the Board of Directors, a quarterly cash dividend of $0.55 per share ($2.20 on an annualized basis) was declared. It was paid on May 28, 2026 to shareholders of record as of May 14, 2026. At the July 2026 meeting of the Board of Directors, a quarterly cash dividend of $0.55 per share ($2.20 on an annualized basis) was declared. It was paid on August 20, 2026 to shareholders of record as of August 6, 2026.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition of Wintrust Financial Corporation and its subsidiaries (collectively, “Wintrust” or the “Company”) as of September 30, 2026 compared with December 31, 2025 and September 30, 2025, and the results of operations for the three and nine month periods ended September 30, 2026 and September 30, 2025, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) and in Part II, Item 1A, of this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Third Quarter Highlights

The Company recorded net income of $239.1 million for the third quarter of 2026 compared to $216.3 million in the third quarter of 2025. The results for the third quarter of 2026 demonstrate increased net interest income due to growth in earning assets as well as the Company’s ability to navigate disruptions in the current economic environment during the period due to the Company’s strong deposit franchise and balanced business model. Partially offsetting the increase in net interest income was an increase in non-interest expense. The increase in non-interest expense was a result of additional expenses to support growth. Comprehensive income includes 1) net income as presented on the Company’s Consolidated Statements of Income and 2) other comprehensive income or loss from unrealized gains and losses on the Company’s available-for-sale investment securities portfolios and derivative contracts designated as cash flow hedges as well as foreign currency translation adjustments. Comprehensive income totaled $203.9 million for the third quarter of 2026 compared to $267.7 million for the third quarter of 2025.

The Company increased its loan portfolio from $52.1 billion at September 30, 2025 and $53.1 billion at December 31, 2025 to $56.8 billion at September 30, 2026. The increase in the current period compared to the prior periods was a result of growth across all major loan categories. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note (5) “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $621.6 million in the third quarter of 2026 compared to $567.0 million in the third quarter of 2025. This increase in net interest income recorded in the third quarter of 2026 compared to the third quarter of 2025 resulted primarily from growth in earning assets, specifically a $4.6 billion increase in average loans. Net interest margin was 3.49% (3.51% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2026 compared to 3.48% (3.50% on a fully taxable-equivalent basis, non-GAAP) in the third quarter of 2025. The increase in net interest margin is primarily due to lower rates paid on interest-bearing liabilities partially offset by lower loan yields (see “Net Interest Income” for further detail).

Non-interest income totaled $136.3 million in the third quarter of 2026 compared to $130.8 million in the third quarter of 2025. The increase in the third quarter of 2026 is primarily due to an increase in wealth management revenue of $3.8 million, an increase in operating lease income of $3.0 million, and an increase in service charges on deposit accounts of $2.3 million compared to the third quarter of 2025. This was partially offset by losses on investment securities in the third quarter of 2026 compared to the third quarter of 2025 (see “Non-Interest Income” for further detail).

Non-interest expense totaled $405.7 million in the third quarter of 2026, an increase of $25.6 million, or 7%, compared to the third quarter of 2025. This increase compared to the third quarter of 2025 was largely attributable to increased salaries and employee benefits of $10.9 million (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the third quarter of 2026, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid investment portfolio and its access to funding from a variety of external funding sources. See “Shareholders’ Equity”, “Deposits” and “Other Funding Sources” for additional information regarding liquidity sources.

RESULTS OF OPERATIONS

Earnings Summary
The Company’s key operating measures and growth rates for the three and nine months ended September 30, 2026, as compared to the same periods last year, are shown below:

	Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	Percentage (%) or Basis Point (bp) Change
Net income	$239,054	$216,254	11%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	352,212	317,809	11
Net income per common share—Diluted	3.37	2.78	21
Net revenue (2)	757,877	697,837	9
Net interest income	621,604	567,010	10
Net interest margin	3.49%	3.48%	1	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.51	3.50	1
Net overhead ratio (3)	1.44	1.45	(1)
Return on average assets	1.27	1.26	1
Return on average common equity	12.83	11.58	125
Return on average tangible common equity (non-GAAP) (1)	14.89	13.74	115

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	Percentage (%) or Basis Point (bp) Change
Net income	$700,135	$600,820	17%
Pre-tax income, excluding provision for credit losses (non-GAAP) (1)	1,023,844	884,149	16
Net income per common share—Diluted	9.89	8.25	20
Net revenue (2)	2,209,678	2,011,728	10
Net interest income	1,797,994	1,640,178	10
Net interest margin	3.51%	3.51%	—	bps
Net interest margin - fully taxable-equivalent (non-GAAP) (1)	3.53	3.53	—
Net overhead ratio (3)	1.43	1.53	(10)
Return on average assets	1.30	1.22	8
Return on average common equity	12.80	11.94	86
Return on average tangible common equity (non-GAAP) (1)	14.89	14.28	61
At end of period
Total assets	$75,971,620	$69,629,638	9%
Total loans, excluding loans held-for-sale	56,804,571	52,063,482	9
Total loans, including loans held-for-sale	57,112,319	52,397,365	9
Total deposits	62,435,216	56,711,381	10
Total shareholders’ equity	7,289,546	7,045,757	3
Book value per common share (1)	101.74	98.87	3
Tangible common book value per share (non-GAAP) (1)	88.18	85.39	3
Market price per common share	141.82	132.44	7
Allowance for loan and unfunded lending-related commitment losses to total loans	0.86%	0.87%	(1)	bps
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

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES/RATIOS

The accounting and reporting policies of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), taxable-equivalent net interest margin (including its individual components), the taxable-

equivalent efficiency ratio, tangible common equity ratio, tangible book value per common share, return on average tangible common equity and pre-tax income, excluding provision for credit losses. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the Company’s interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on an FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Management considers pre-tax income, excluding provision for credit losses as a useful measurement of the Company’s core net income.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2026	2026	2025	2026	2025
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio:
(A) Interest Income (GAAP)	$1,002,861	$961,412	$963,834	$2,891,833	$2,771,707
Taxable-equivalent adjustment:
- Loans	2,151	2,111	2,154	6,288	6,560
- Liquidity Management Assets	610	630	675	1,826	2,045
- Other Earning Assets	—	—	—	—	3
(B) Interest Income (non-GAAP)	$1,005,622	$964,153	$966,663	$2,899,947	$2,780,315
(C) Interest Expense (GAAP)	381,257	364,046	396,824	1,093,839	1,131,529
(D) Net Interest Income (GAAP) (A minus C)	621,604	597,366	567,010	1,797,994	1,640,178
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	624,365	600,107	569,839	1,806,108	1,648,786
Net interest margin (GAAP)	3.49%	3.50%	3.48%	3.51%	3.51%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.51	3.52	3.50	3.53	3.53
(F) Non-interest income	$136,273	$141,269	$130,827	$411,684	$371,550
(G) (Losses) gains on investment securities, net	(1,621)	1,845	2,972	193	6,818
(H) Non-interest expense	405,665	397,537	380,028	1,185,834	1,127,579
Efficiency ratio (H/(D+F-G))	53.41%	53.96%	54.69%	53.67%	56.24%
Efficiency ratio (non-GAAP) (H/(E+F-G))	53.22	53.76	54.47	53.47	56.00

Reconciliation of Non-GAAP Tangible Common Equity Ratio:
Total shareholders’ equity (GAAP)	$7,289,546	$7,525,116	$7,045,757
Less: Non-convertible preferred stock (GAAP)	(425,000)	(425,000)	(425,000)
Less: Acquisition-related intangible assets (GAAP)	(914,694)	(885,338)	(902,936)
(I) Total tangible common shareholders’ equity (non-GAAP)	$5,949,852	$6,214,778	$5,717,821
(J) Total assets (GAAP)	$75,971,620	$74,668,135	$69,629,638
Less: Acquisition-related intangible assets (GAAP)	(914,694)	(885,338)	(902,936)
(K) Total tangible assets (non-GAAP)	$75,056,926	$73,782,797	$68,726,702
Common equity to assets ratio (GAAP) (L/J)	9.0%	9.5%	9.5%
Tangible common equity ratio (non-GAAP) (I/K)	7.9	8.4	8.3

Reconciliation of Non-GAAP Tangible Book Value per Common Share:
Total shareholders’ equity	$7,289,546	$7,525,116	$7,045,757
Less: Non-convertible preferred stock (GAAP)	(425,000)	(425,000)	(425,000)
(L) Total common equity	$6,864,546	$7,100,116	$6,620,757
(M) Actual common shares outstanding	67,472	67,455	66,961
Book value per common share (L/M)	$101.74	$105.26	$98.87
Tangible book value per common share (non-GAAP) (I/M)	88.18	92.13	85.39

Reconciliation of Non-GAAP Return on Average Tangible Common Equity:
(N) Net income applicable to common shares	$230,687	$225,326	$188,913	$675,034	$559,497
Add: Acquisition-related intangible asset amortization	4,686	4,921	5,196	14,565	16,394
Less: Tax effect of acquisition-related intangible asset amortization	(1,251)	(1,304)	(1,403)	(3,772)	(4,328)
After-tax acquisition-related intangible asset amortization	$3,435	$3,617	$3,793	$10,793	$12,066
(O) Tangible net income applicable to common shares (non-GAAP)	$234,122	$228,943	$192,706	$685,827	$571,563
Total average shareholders’ equity	$7,558,263	$7,474,449	$6,955,543	$7,474,100	$6,761,319
Less: Average preferred stock	(425,000)	(425,000)	(483,288)	(425,000)	(498,626)
(P) Total average common shareholders’ equity	$7,133,263	$7,049,449	$6,472,255	$7,049,100	$6,262,693
Less: Average acquisition-related intangible assets	(895,137)	(889,059)	(906,032)	(892,805)	(910,972)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	$6,238,126	$6,160,390	$5,566,223	$6,156,295	$5,351,721
Return on average common equity, annualized (N/P)	12.83%	12.82%	11.58%	12.80%	11.94%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	14.89	14.91	13.74	14.89	14.28

Reconciliation of Non-GAAP Pre-Tax, Pre-Provision Income:
Income before taxes	$326,333	$317,964	$296,041	$945,237	$816,184
Add: Provision for credit losses	25,879	23,134	21,768	78,607	67,965
Pre-tax income, excluding provision for credit losses (non-GAAP)	$352,212	$341,098	$317,809	$1,023,844	$884,149

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands, except per share data)	2026	2026	2025	2026	2025
Reconciliation of Non-GAAP Net Income per Common Share:
Net income	$239,054	$233,693	$216,254	$700,135	$600,820
Preferred stock dividends	8,367	8,367	13,295	25,101	27,277
Preferred stock redemption	—	—	14,046	—	14,046
(R) Net income applicable to common shares	$230,687	$225,326	$188,913	$675,034	$559,497
(S) Weighted average common shares outstanding	67,467	67,434	66,952	67,383	66,871
Dilutive potential common shares	911	852	1,028	876	945
(T) Average common shares and dilutive common shares	68,378	68,286	67,980	68,259	67,816
Net income per common share - Basic (R/S)	$3.42	$3.34	$2.82	$10.02	$8.37
Net income per common share - Diluted (R/T)	$3.37	$3.30	$2.78	$9.89	$8.25
Preferred stock series F excess one-time extended first dividend	$—	$—	$4,927	$—	$4,927
Preferred stock redemption	—	—	14,046	—	14,046
(U) Total non-recurring preferred stock offering impact (non-GAAP)	$—	$—	$18,973	$—	$18,973
Net income per common share - Basic (non-GAAP) (R+U)/S	$3.42	$3.34	$3.11	$10.02	$8.65
Net income per common share - Diluted (non-GAAP) (R+U)/T	$3.37	$3.30	$3.06	$9.89	$8.53

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States, prevailing practices of the banking industry, and the application of accounting policies of which are described in Note (1) “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in Item 8 of the Company’s 2025 Form 10-K. These policies require numerous estimates and strategic or economic assumptions, which may prove inaccurate or subject to variations. Changes in underlying factors, assumptions or estimates could have a material impact on the Company’s future financial condition and results of operations. At September 30, 2026, management views critical accounting estimates to include the determination of the allowance for credit losses, estimations of fair value, and the valuation and accounting for derivative instruments, as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. These estimates were reviewed by the Audit Committee of the Company’s Board of Directors and are discussed in further detail below.

Allowance for Credit Losses, including the Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Allowance for Held-to-Maturity Debt Securities

The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and includes the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. Management also applies judgment in developing qualitative adjustments to reflect elements of credit risk that are not fully captured in the quantitative loss models. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend (not unconditionally cancelable) but for which funds have not yet been disbursed. At September 30, 2026, the loan and held-to-maturity debt securities portfolios represent 79% of total assets on the Company’s consolidated balance sheet.

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

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial and commercial real estate portfolios based on a 10 basis point change in Baa credit spreads from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at September 30, 2026:

Baa Credit Spread
	Narrows	Widens
Commercial	Decreases estimate by 0%-5%	Increases estimate by 5%-10%
Commercial Real Estate:
Construction	Decreases estimate by 5%-10%	Increases estimate by 5%-10%
Non-Construction	Decreases estimate by 3%-4%	Increases estimate by 3%-4%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial portfolio based on a 10% change in the Dow Jones Total Stock Market Index from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at September 30, 2026:

Dow Jones Total Stock Market Index
	Increases	Decreases
Commercial	Decreases estimate by 10%-15%	Increases estimate by 10%-15%

Holding all other inputs constant, the following table provides a sensitivity analysis for the commercial real estate construction and non-construction portfolios based on a 10% change in CREPI from the assumption utilized in the estimate of that portfolio’s allowance for credit losses at September 30, 2026:

CRE Price Index
	Increases	Decreases
Commercial Real Estate:
Construction	Decreases estimate by 30%-35%	Increases estimate by 135%-140%
Non-Construction	Decreases estimate by 20%-25%	Increases estimate by 30%-35%

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

Net Income

Net income for the quarter ended September 30, 2026 totaled $239.1 million, an increase of $22.8 million, or 11%, compared to the quarter ended September 30, 2025. On a per share basis, net income for the third quarter of 2026 totaled $3.37 per diluted common share compared to $2.78 for the third quarter of 2025.

The increase in net income for the third quarter of 2026 as compared to the same period in the prior year is primarily attributable to increased net interest income and an increase in non-interest income, partially offset by increased non-interest expense primarily due to increased salary and employee benefits expenses. See “Net Interest Income,” “Non-interest Income,” “Non-interest Expense” and “Credit Quality” for further detail.

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

Quarter Ended September 30, 2026 compared to the Quarters Ended June 30, 2026 and September 30, 2025

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable-equivalent basis, for the third quarter of 2026 as compared to the second quarter of 2026 (sequential quarters) and third quarter of 2025 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025	Sep 30, 2026	Jun 30, 2026	Sep 30, 2025
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents (1)	$2,853,369	$2,412,081	$3,276,683	$25,595	$20,921	$35,067	3.56%	3.48%	4.25%
Investment securities (2)	11,073,179	10,832,538	9,377,930	112,884	106,346	87,101	4.04	3.94	3.68
FHLB and FRB stock	294,088	292,325	282,338	5,932	5,625	5,444	8.00	7.72	7.65
Liquidity management assets (3) (7)	$14,220,636	$13,536,944	$12,936,951	$144,411	$132,892	$127,612	4.03%	3.94%	3.91%
Mortgage loans held-for-sale	362,329	402,175	295,365	5,761	6,169	4,757	6.31	6.15	6.39
Loans, net of unearned income (3) (4) (7)	55,982,688	54,491,469	51,403,566	855,450	825,092	834,294	6.06	6.07	6.44
Total earning assets (7)	$70,565,653	$68,430,588	$64,635,882	$1,005,622	$964,153	$966,663	5.65%	5.65%	5.93%
Allowance for loan and investment security losses	(413,132)	(405,743)	(410,681)
Cash and due from banks	539,220	519,586	495,292
Other assets	3,708,430	3,617,292	3,582,543
Total assets	$74,400,171	$72,161,723	$68,303,036

NOW and interest-bearing demand deposits	$7,283,497	$6,453,420	$6,687,292	$37,394	$32,318	$40,448	2.04%	2.01%	2.40%
Wealth management deposits	1,566,292	1,485,347	1,604,142	6,895	6,823	8,415	1.75	1.84	2.08
Money market accounts	22,860,299	22,000,942	19,431,021	174,404	165,035	169,831	3.03	3.01	3.47
Savings accounts	6,570,130	6,707,916	6,723,325	23,197	25,729	38,844	1.40	1.54	2.29
Time deposits	11,256,456	10,938,312	10,319,719	99,127	95,128	98,308	3.49	3.49	3.78
Interest-bearing deposits	$49,536,674	$47,585,937	$44,765,499	$341,017	$325,033	$355,846	2.73%	2.74%	3.15%
Federal Home Loan Bank advances	3,450,683	3,450,773	3,151,310	29,086	28,218	26,007	3.34	3.28	3.27
Other borrowings	393,031	358,511	614,892	3,430	3,121	6,887	3.46	3.49	4.44
Subordinated notes	298,844	298,757	298,481	3,721	3,739	3,717	4.94	5.02	4.94
Junior subordinated debentures	253,566	253,566	253,566	4,003	3,935	4,367	6.26	6.22	6.83
Total interest-bearing liabilities	$53,932,798	$51,947,544	$49,083,748	$381,257	$364,046	$396,824	2.80%	2.81%	3.21%
Non-interest-bearing deposits	11,417,869	11,273,344	10,791,709
Other liabilities	1,491,241	1,466,386	1,472,036
Equity	7,558,263	7,474,449	6,955,543
Total liabilities and shareholders’ equity	$74,400,171	$72,161,723	$68,303,036
Interest rate spread (5) (7)							2.85%	2.84%	2.72%
Less: Fully taxable-equivalent adjustment				(2,761)	(2,741)	(2,829)	(0.02)	(0.02)	(0.02)
Net free funds/contribution (6)	$16,632,855	$16,483,044	$15,552,134				0.66	0.68	0.78
Net interest income/margin (GAAP) (7)				$621,604	$597,366	$567,010	3.49%	3.50%	3.48%
Fully taxable-equivalent adjustment				2,761	2,741	2,829	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (7)				$624,365	$600,107	$569,839	3.51%	3.52%	3.50%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended September 30, 2026, June 30, 2026 and September 30, 2025 were $2.8 million, $2.7 million and $2.8 million, respectively.
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

For the third quarter of 2026, net interest income totaled $621.6 million, an increase of $24.2 million as compared to the second quarter of 2026, and an increase of $54.6 million as compared to the third quarter of 2025. Net interest margin was 3.49% (3.51% on a FTE basis, non-GAAP) during the third quarter of 2026 compared to 3.50% (3.52% on a FTE basis, non-GAAP) during the second quarter of 2026, and 3.48% (3.50% on a FTE basis, non-GAAP) during the third quarter of 2025.

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable-equivalent basis, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest-bearing deposits with banks, securities purchased under resale agreements and cash equivalents(1)	$2,506,398	$3,367,419	$65,730	$106,605	3.51%	4.23%
Investment securities (2)	10,842,451	8,866,621	320,094	238,540	3.95	3.60
FHLB and FRB stock	292,803	282,016	17,121	16,144	7.82	7.65
Liquidity management assets (3)(8)	$13,641,652	$12,516,056	$402,945	$361,289	3.95%	3.86%
Other earning assets (3)(4)(8)	—	4,332	—	92	—	2.84
Mortgage loans held-for-sale	360,683	297,568	16,545	13,875	6.13	6.23
Loans, net of unearned income (3)(5)(8)	54,451,438	49,597,938	2,480,457	2,405,059	6.09	6.48
Total earning assets (8)	$68,453,773	$62,415,894	$2,899,947	$2,780,315	5.66%	5.96%
Allowance for loan and investment security losses	(403,640)	(395,041)
Cash and due from banks	531,017	483,543
Other assets	3,651,647	3,594,449
Total assets	$72,232,797	$66,098,845

NOW and interest-bearing demand deposits	$6,610,449	$6,387,859	$99,378	$111,565	2.01%	2.34%
Wealth management deposits	1,635,663	1,577,312	22,659	25,203	1.85	2.14
Money market accounts	22,012,031	18,405,748	494,738	472,095	3.01	3.43
Savings accounts	6,731,813	6,594,716	79,598	112,404	1.58	2.28
Time deposits	10,664,360	9,859,196	278,864	288,282	3.50	3.91
Interest-bearing deposits	$47,654,316	$42,824,831	$975,237	$1,009,549	2.74%	3.15%
Federal Home Loan Bank advances	3,450,920	3,151,310	85,005	77,172	3.29	3.27
Other borrowings	397,733	597,016	10,577	20,636	3.56	4.62
Subordinated notes	298,755	298,396	11,179	11,166	5.00	5.00
Junior subordinated debentures	253,566	253,566	11,841	13,006	6.24	6.86
Total interest-bearing liabilities	$52,055,290	$47,125,119	$1,093,839	$1,131,529	2.81%	3.21%
Non-interest-bearing deposits	11,220,029	10,722,772
Other liabilities	1,483,378	1,489,635
Equity	7,474,100	6,761,319
Total liabilities and shareholders’ equity	$72,232,797	$66,098,845
Interest rate spread (6)(8)					2.85%	2.75%
Less: Fully taxable-equivalent adjustment			(8,114)	(8,608)	(0.02)	(0.02)
Net free funds/contribution (7)	$16,398,483	$15,290,775			0.68	0.78
Net interest income/margin (GAAP) (8)			$1,797,994	$1,640,178	3.51%	3.51%
Fully taxable-equivalent adjustment			8,114	8,608	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP) (8)			$1,806,108	$1,648,786	3.53%	3.53%
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
(3)Interest income on tax-advantaged loans, trading securities and investment securities reflects a taxable-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the nine months ended September 30, 2026 and September 30, 2025 were $8.1 million and $8.6 million, respectively.
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

Analysis of Changes in Net Interest Income on a FTE basis (non-GAAP)

The following table presents an analysis of the changes in the Company’s net interest income on a FTE basis (non-GAAP) comparing the three month period ended September 30, 2026 to each of the three month periods ended June 30, 2026 and September 30, 2025 and nine month periods ended September 30, 2026 and 2025. The reconciliations set forth the changes in the net interest income on a FTE basis (non-GAAP) as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2026 Compared to Second Quarter of 2026	Third Quarter of 2026 Compared to Third Quarter of 2025	First Nine Months of 2026 Compared to First Nine Months of 2025
(In thousands)
Net interest income, FTE basis (non-GAAP) (1) for comparative period	$600,107	$569,839	$1,648,786
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	16,470	48,532	151,363
Change due to interest rate fluctuations (rate)	1,266	5,994	5,959
Change due to number of days in each period	6,522	—	—
Less: FTE adjustment	(2,761)	(2,761)	(8,114)
Net interest income (GAAP) (1) for the period ended September 30, 2026	$621,604	$621,604	$1,797,994
FTE adjustment	2,761	2,761	8,114
Net interest income, FTE basis (non-GAAP) (1)	$624,365	$624,365	$1,806,108
(1) See “Supplemental Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2026	September 30, 2025
Brokerage	$5,144	$4,426	$718	16%
Trust and asset management	35,823	32,762	3,061	9
Total wealth management (1)	40,967	37,188	3,779	10
Mortgage banking	25,532	24,451	1,081	4
Service charges on deposit accounts	22,161	19,825	2,336	12
(Losses) gains on investment securities, net	(1,621)	2,972	(4,593)	NM
Fees from covered call options	4,585	5,619	(1,034)	(18)
Trading gains, net	48	172	(124)	(72)
Operating lease income, net	18,447	15,466	2,981	19
Other:
Interest rate swap fees	3,757	3,909	(152)	(4)
BOLI	846	1,591	(745)	(47)
Administrative services	1,437	1,240	197	16
Foreign currency remeasurement losses	(433)	(416)	(17)	4
Changes in fair value on EBOs and loans held-for-investment	(356)	1,452	(1,808)	NM
Early pay-offs of capital leases	928	519	409	79
Miscellaneous (2)	19,975	16,839	3,136	19
Total Other	26,154	25,134	1,020	4
Total Non-interest Income	$136,273	$130,827	$5,446	4%
(1)Wealth management revenue is comprised of the trust and asset management revenue of Wintrust Private Trust Company, N.A. (“WPT”) and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.
(2)Miscellaneous non-interest income includes loan servicing fees, income from other investments, and other fees.
 NM—Not Meaningful.

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2026	September 30, 2025
Brokerage	$15,430	$13,395	$2,035	15%
Trust and asset management	107,479	94,656	12,823	14
Total wealth management (1)	122,909	108,051	14,858	14
Mortgage banking	76,366	68,150	8,216	12
Service charges on deposit accounts	64,371	58,689	5,682	10
Gains on investment securities, net	193	6,818	(6,625)	(97)
Fees from covered call options	14,047	14,689	(642)	(4)
Trading gains, net	128	259	(131)	(51)
Operating lease income, net	56,405	45,919	10,486	23
Other:
Interest rate swap fees	10,915	9,188	1,727	19
BOLI	5,010	4,644	366	8
Administrative services	4,021	3,948	73	2
Foreign currency remeasurement (losses) gains	(548)	59	(607)	NM
Changes in fair value on EBOs and loans held-for-investment	(1,016)	2,007	(3,023)	NM
Early pay-offs of capital leases	3,180	1,687	1,493	89
Miscellaneous (2)	55,703	47,442	8,261	17
Total Other	77,265	68,975	8,290	12
Total Non-interest Income	$411,684	$371,550	$40,134	11%
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
 NM—Not Meaningful.

Notable contributions to the change in non-interest income are as follows:

Mortgage banking revenue increased for the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by favorable MSR fair value adjustments, partially offset by hedge performance, lower production revenue and unfavorable FV adjustments on EBO loans. The quarter-over-quarter improvement reflects favorable impact of interest rate movements on MSR valuations. On a year-to-date basis, mortgage banking revenue increased for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher MSR fair value adjustments and higher MSR capitalization, partially offset by negative hedge and EBO valuations. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale and the related production margins. Mortgage loans originated for sale totaled $618.6 million in the third quarter of 2026 as compared to $643.4 million in the third quarter of 2025. On a year-to-date basis, mortgage loans originated for sale totaled $2.0 billion for the nine months ended September 30, 2026 as compared to $1.8 billion for nine months ended September 30, 2025. The percentage of origination volume from refinancing activities was 20% and 31% for the three and nine months ended September 30, 2026, as compared to 23% and 24% for the same periods in 2025, respectively.

The Company records MSRs at fair value on a recurring basis. The fair value of the MSRs portfolio net increase for the three months ended September 30, 2026 was a result of the capitalization of $7.1 million of retained servicing rights and a favorable fair value adjustment of $34.9 million. This was partially offset by a reduction in value of $5.4 million due to payoffs, paydowns and repurchases of the existing portfolio. The fair value of the MSRs portfolio net increase for the nine months ended September 30, 2026 was a result of the capitalization of $22.3 million of retained servicing rights and a favorable fair value adjustment of $39.7 million. This was partially offset by a reduction in value of $18.5 million due to payoffs and paydowns and repurchases of the existing portfolio. See Note (8) “Mortgage Servicing Rights (“MSRs”)” to the Consolidated Financial Statements in Item 1 of this report for a summary of the changes in the carrying value of MSRs.

Mortgage banking revenue is also impacted by changes in the fair value of derivative contracts held to economically hedge a portion of the fair value adjustments related to the Company’s MSRs portfolio. The change in fair value of the derivative contracts held as an economic hedge was an unfavorable $27.7 million and $32.0 million for the three and nine months ended

September 30, 2026 compared to a favorable $265,000 and $7.7 million for the three and nine months ended September 30, 2025.

Wealth management revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025, primarily due to trust and asset management revenue. Wealth management revenue is comprised of the trust and asset management revenue of Wintrust Private Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by the Chicago Deferred Exchange Company.

Service charges on deposits increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025 primarily as a result of increased account analysis service fees. Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month.

Net losses on investment securities of $1.6 million and a net gain of $193,000 were recognized by the Company for the three and nine months ended September 30, 2026, respectively, versus net gains of $3.0 million and $6.8 million recorded during the same periods in 2025. The primary driver of these gains and losses was the impact of unrealized gains and losses on equity investment securities with a readily determinable fair value. Further information regarding net gains and losses on investment securities can be found in Note (4) “Investment Securities” to the Consolidated Financial Statements in Item 1 of this report.

Operating lease income increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025, primarily due to gains on sale of leased assets and additional lease rental income due to growth in leased assets.

Miscellaneous non-interest income increased $3.1 million and $8.3 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to gains on sale of assets, higher fees earned on card-related arrangements, letters of credit and syndications fees.

The table below presents additional selected information regarding mortgage banking for the respective periods.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Originations:
Retail originations	$487,106	$505,793	$1,589,180	$1,378,020
Veterans First originations	131,447	137,600	458,335	407,372
Total originations for sale (A)	$618,553	$643,393	$2,047,515	$1,785,392
Originations for investment	289,296	351,012	976,323	991,115
Total originations	$907,849	$994,405	$3,023,838	$2,776,507
As percentage of originations for sale:
Retail originations	79%	79%	78%	77%
Veterans First originations	21	21	22	23
Purchases	80%	77%	69%	76%
Refinances	20	23	31	24
Production Margin:
Production revenue (B) (1)	$10,902	$15,388	$37,080	$38,709
Total originations for sale (A)	$618,553	$643,393	$2,047,515	$1,785,392
Add: Current period end mandatory interest rate lock commitments to fund originations for sale (2)	93,178	307,932	93,178	307,932
Less: Prior period end mandatory interest rate lock commitments to fund originations for sale (2)	171,656	163,664	122,804	103,946
Total mortgage production volume (C)	$540,075	$787,661	$2,017,889	$1,989,378
Production margin (B/C)	2.02%	1.95%	1.84%	1.95%
Mortgage Servicing:
Loans serviced for others (D)	$12,790,822	$12,524,131
MSRs, at fair value (E)	238,485	190,938
Percentage of MSRs to loans serviced for others (E/D)	1.86%	1.52%
Servicing income	$10,678	$10,112	$31,755	$31,243
MSR Fair Value Asset Activity
MSR - FV at Beginning of Period	$201,903	$193,061	$195,023	$203,788
MSR - Current period capitalization	7,083	5,829	22,262	16,834
MSR - Collection of expected cash flows - paydowns	(1,839)	(1,554)	(5,143)	(4,660)
MSR - Collection of expected cash flows - payoffs and repurchases	(3,548)	(4,050)	(13,384)	(11,196)
MSR - Changes in fair value model assumptions	34,886	(2,348)	39,727	(13,828)
MSR Fair Value at end of period	$238,485	$190,938	$238,485	$190,938
Summary of Mortgage Banking Revenue
Operational:
Production revenue (1)	$10,902	$15,388	$37,080	$38,709
MSR - Current period capitalization	7,083	5,829	22,262	16,834
MSR - Collection of expected cash flows - paydowns	(1,839)	(1,554)	(5,143)	(4,660)
MSR - Collection of expected cash flows - payoffs and repurchases	(3,548)	(4,050)	(13,384)	(11,196)
Servicing Income	10,678	10,112	31,755	31,243
Other Revenue	(282)	(345)	(255)	(596)
Total operational mortgage banking revenue	$22,994	$25,380	$72,315	$70,334
Fair Value:
MSR - changes in fair value model assumptions	$34,886	$(2,348)	$39,727	$(13,828)
(Loss) gain on derivative contract held as an economic hedge, net	(27,671)	265	(31,967)	7,697
Changes in FV on early buy-out loans guaranteed by US Govt held-for-sale	(4,677)	1,154	(3,709)	3,947
Total fair value mortgage banking revenue	$2,538	$(929)	$4,051	$(2,184)
Total mortgage banking revenue	$25,532	$24,451	$76,366	$68,150
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

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2026	September 30, 2025
Salaries and employee benefits:
Salaries	$128,618	$124,623	$3,995	3%
Commissions and incentive compensation	61,911	56,244	5,667	10
Benefits	40,023	38,801	1,222	3
Total salaries and employee benefits	230,552	219,668	10,884	5
Software and equipment	39,179	35,027	4,152	12
Operating lease equipment	11,661	10,409	1,252	12
Occupancy, net	19,548	20,809	(1,261)	(6)
Data processing	11,218	11,329	(111)	(1)
Advertising and marketing	21,806	19,027	2,779	15
Professional fees	10,687	7,465	3,222	43
Amortization of other acquisition-related intangible assets	4,686	5,196	(510)	(10)
FDIC insurance	12,138	11,418	720	6
OREO expense, net	282	262	20	8
Other:
Lending expenses, net of deferred origination costs	6,196	6,169	27	0
Travel and entertainment	6,874	6,029	845	14
Miscellaneous (1)	30,838	27,220	3,618	13
Total other	43,908	39,418	4,490	11
Total Non-interest Expense	$405,665	$380,028	$25,637	7%

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2026	September 30, 2025
Salaries and employee benefits:
Salaries	$387,579	$371,714	$15,865	4%
Commissions and incentive compensation	181,781	164,651	17,130	10
Benefits	123,728	114,370	9,358	8
Total salaries and employee benefits	693,088	650,735	42,353	7
Software and equipment	114,121	106,266	7,855	7
Operating lease equipment	33,835	31,637	2,198	7
Occupancy, net	61,267	61,815	(548)	(1)
Data processing	33,143	34,713	(1,570)	(5)
Advertising and marketing	55,456	50,060	5,396	11
Professional fees	27,404	25,752	1,652	6
Amortization of other acquisition-related intangible assets	14,565	16,394	(1,829)	(11)
FDIC insurance	34,924	33,315	1,609	5
FDIC insurance - special assessment	(5,156)	—	(5,156)	(100)
OREO expense, net	1,275	1,410	(135)	(10)
Other:
Lending expenses, net of deferred origination costs	18,871	16,904	1,967	12
Travel and entertainment	19,238	17,325	1,913	11
Miscellaneous (1)	83,803	81,253	2,550	3
Total other	121,912	115,482	6,430	6
Total Non-interest Expense	$1,185,834	$1,127,579	$58,255	5%
(1) Miscellaneous non-interest expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, postage, corporate insurance, dues and subscriptions, problem loan expenses and other miscellaneous operational losses and costs.

Notable contributions to the change in non-interest expense are as follows:
Salaries and employee benefits expense increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. The increase was largely due to annual merit increases and higher commissions and incentive compensation related to the strong performance across the Company’s business lines.
Software and equipment expense increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025 as a result of higher software license fees as the Company invests in enhancements to the digital customer experience, upgrades to infrastructure and enhancements to information security capabilities. Software and equipment expense includes furniture, equipment and computer software, depreciation, and repairs and maintenance costs.
Advertising and marketing expense increased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. The increase was primarily driven by community sponsorship events along with digital marketing activities during the quarter. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities and the Company’s various products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company’s non-bank businesses.
Professional fees expense increased for the three and nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to higher consulting fees. Professional fees include legal, audit, and tax fees, external loan review costs, consulting arrangements and normal regulatory exam assessments.
FDIC insurance expense remained relatively stable for the three months ended September 30, 2026 and decreased for the nine months ended September 30, 2026 compared to the same period in 2025. The year-to-date decrease is primarily the result of a reversal of the $5.2 million FDIC special assessment recorded in the first quarter of 2024 in response to certain bank failures in 2023. The reversal is based on the FDIC’s final determination of losses to its Deposit Insurance Fund.
Income Taxes

The Company recorded income tax expense of $87.3 million in the third quarter of 2026 compared to $79.8 million in the third quarter of 2025. The effective tax rates were 26.7% in the third quarter of 2026 compared to 27.0% in the third quarter of 2025. During the first nine months of 2026, the Company recorded income tax expense of $245.1 million compared to $215.4 million for the first nine months of 2025. The effective tax rates were 25.9% for the first nine months of 2026 and 26.4% for the first nine months of 2025.

The effective tax rates were partially impacted by the tax effects related to share-based compensation which fluctuate based on the Company’s stock price and timing of employee stock option exercises and vesting of other shared-based awards. The Company recorded net excess tax benefits of $6.9 million in the first nine months of 2026, compared to net excess tax benefits of $3.9 million in the first nine months of 2025 related to share-based compensation, the majority of which was recognized in the first quarter of each year.

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

The community banking segment’s net income increased during the three and nine months ended September 30, 2026 compared to the same periods in 2025, driven by the following changes in key revenue and expense line items. Net interest income increased in both periods primarily because of growth in average earning assets. Non-interest income decreased slightly during the three month period, largely due to losses on investment securities, but increased in the nine month period primarily because of increases in mortgage banking revenue and service charges on deposit accounts. The increase in provision for credit losses for the three and nine month periods was the result of losses within the Commercial portfolio, uncertainty within the macroeconomic forecast related to credit spreads and equity market valuations, and loan growth. Non-interest expenses also increased in both periods, primarily due to higher salaries, commissions, and incentive compensation.

The specialty finance segment’s net income for the three and nine months ended September 30, 2026 compared to the same periods in 2025 increased, driven by the following changes in key revenue and expense line items. Net interest income increased in both periods primarily due to loan growth. The provision for credit losses also increased in both periods as a result of loan growth coupled with uncertainty within the macroeconomic forecast related to credit spreads and equity market valuations, which impacted lease financing. Non-interest income increased in both periods, primarily due to an increase in operating lease income, while non-interest expenses increased primarily due to increases in salaries, commissions, and incentive compensation. For the nine month period ended September 30, 2026, property and casualty insurance premium finance operations, life insurance finance operations, lease financing operations and other specialty finance operations accounted for 40%, 26%, 24% and 10%, respectively, of the segment’s total net revenues.

The wealth management segment’s net income increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025, driven by the following changes in key revenue and expense line items. Net interest income increased in both periods, and is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest-bearing and interest-bearing wealth management customer account balances on deposit at the banks. Non-interest income also increased in both periods driven primarily by higher brokerage and asset management fees. Non-interest expense remained relatively stable compared to the same periods in 2025. The Company remains focused on distributing wealth management services through each bank and is committed to growing this segment in order to better serve its customers and create a more diversified revenue stream.

Financial Condition

Total assets were $76.0 billion at September 30, 2026, representing an increase of $6.3 billion, or 9%, when compared to September 30, 2025 and an increase of approximately $1.3 billion, or 7% on an annualized basis, when compared to June 30, 2026. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $66.8 billion at September 30, 2026, $65.5 billion at June 30, 2026, and $61.0 billion at September 30, 2025. See Notes (4), (5), (9), (10) and (11) of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2026		June 30, 2026		September 30, 2025
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$362,329	1%	$402,175	1%	$295,365	0%
Loans, net of unearned income
Commercial	18,016,239	26	17,891,344	26	16,239,631	25
Commercial real estate	14,605,823	21	14,180,555	21	13,415,933	21
Home equity	500,003	1	484,218	1	475,046	1
Residential real estate	4,511,471	6	4,414,096	6	3,974,900	6
Premium finance receivables—property & casualty	8,743,121	12	8,144,372	12	8,524,414	13
Premium finance receivables—life insurance	9,420,955	13	9,237,963	13	8,638,561	13
Other loans	185,076	0	138,921	0	135,081	1
Total loans, net of unearned income (1)	$55,982,688	79%	$54,491,469	79%	$51,403,566	80%
Liquidity management assets (2)	14,220,636	20	13,536,944	20	12,936,951	20
Total average earning assets	$70,565,653	100%	$68,430,588	100%	$64,635,882	100%
Total average assets	$74,400,171		$72,161,723		$68,303,036
Total average earning assets to total average assets		95%		95%		95%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.

Mortgage loans held-for-sale. Mortgage loans held-for-sale represents such loans awaiting subsequent sale in the secondary market with such sales eliminating the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provide a source of non-interest revenue. The decrease in the average balance for the third quarter of 2026 as compared to the sequential period is primarily due to lower mortgage originations for sale.

Loans, net of unearned income. Growth realized in the combined commercial and commercial real estate loan categories for the third quarter of 2026 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts. The aggregate balances of these loan categories comprised 58% of the average loan portfolio in the third quarter of 2026, 59% in the second quarter of 2026 and 58% in the third quarter of 2025.

Residential real estate loans averaged $4.5 billion in the third quarter of 2026, and increased $536.6 million, or 13%, from the average balance of $4.0 billion in the same period of 2025. Additionally, compared to the quarter ended June 30, 2026, the average balance increased $97.4 million, or 9% on an annualized basis. Growth is due to the Company continuing to originate non-agency mortgages that are held-for-investment.

The increase in the premium finance receivables during the third quarter of 2026 compared to the third quarter of 2025 was the result of effective marketing and customer servicing. Approximately $5.4 billion of premium finance receivables were originated in the third quarter of 2026 compared to $5.5 billion during the same period of 2025. Premium finance receivables consist of a property and casualty portfolio and a life portfolio comprising approximately 48% and 52%, respectively, of the average total balance of premium finance receivables for the third quarter of 2026, and 50% and 50%, respectively, for the third quarter of 2025.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2026		September 30, 2025
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$360,683	0%	$297,568	0%
Loans, net of unearned income
Commercial	17,595,864	26	15,840,773	25
Commercial real estate	14,285,233	21	13,149,369	21
Home equity	485,949	1	461,153	1
Residential real estate	4,405,250	6	3,740,920	6
Premium finance receivables—property & casualty	8,280,894	12	7,831,182	13
Premium finance receivables—life insurance	9,245,675	14	8,448,993	14
Other loans	152,573	0	125,548	0
Total loans, net of unearned income (1)	$54,451,438	80%	$49,597,938	80%
Liquidity management assets (2)	13,641,652	20	12,516,056	20
Other earning assets (3)	—	—	4,332	0
Total average earning assets	$68,453,773	100%	$62,415,894	100%
Total average assets	$72,232,797		$66,098,845
Total average earning assets to total average assets		95%		94%
(1)Includes non-accrual loans.
(2)Liquidity management assets include investment securities, other securities, interest-earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(3)Other earning assets include brokerage customer receivables and trading account securities.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at September 30, 2026 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2026	One year or less	From one to five years	From five to fifteen years	After fifteen years
(In thousands)					Total
Commercial
Fixed rate	$668,421	$4,220,622	$2,267,646	$23,498	$7,180,187
Variable rate	11,157,780	3,798	—	—	11,161,578
Total commercial	$11,826,201	$4,224,420	$2,267,646	$23,498	$18,341,765
Commercial real estate
Fixed rate	$946,605	$2,696,894	$343,419	$68,813	$4,055,731
Variable rate	10,898,800	6,017	63	—	10,904,880
Total commercial real estate	$11,845,405	$2,702,911	$343,482	$68,813	$14,960,611
Home equity
Fixed rate	$8,731	$1,266	$23	$4	$10,024
Variable rate	497,807	—	—	—	497,807
Total home equity	$506,538	$1,266	$23	$4	$507,831
Residential real estate
Fixed rate	$17,516	$6,349	$61,821	$1,047,240	$1,132,926
Variable rate	153,365	870,687	2,539,037	—	3,563,089
Total residential real estate	$170,881	$877,036	$2,600,858	$1,047,240	$4,696,015
Premium finance receivables - property & casualty
Fixed rate	$8,466,546	$157,776	$—	$—	$8,624,322
Variable rate	—	—	—	—	—
Total premium finance receivables - property & casualty	$8,466,546	$157,776	$—	$—	$8,624,322
Premium finance receivables - life insurance
Fixed rate	$13,006	$35,884	$—	$—	$48,890
Variable rate	9,489,973	—	—	—	9,489,973
Total premium finance receivables - life insurance	$9,502,979	$35,884	$—	$—	$9,538,863
Consumer and other
Fixed rate	$32,133	$7,772	$968	$836	$41,709
Variable rate	93,455	—	—	—	93,455
Total consumer and other	$125,588	$7,772	$968	$836	$135,164
Total per category
Fixed rate	$10,152,958	$7,126,563	$2,673,877	$1,140,391	$21,093,789
Variable rate	32,291,180	880,502	2,539,100	—	35,710,782
Total loans, net of unearned income	$42,444,138	$8,007,065	$5,212,977	$1,140,391	$56,804,571
Less: Existing cash flow hedging derivatives (1)	(6,650,000)
Total loans repricing or maturing in one year or less, adjusted for cash flow hedging activity	$35,794,138

Variable Rate Loan Pricing by Index:
SOFR tenors (2)					$23,556,092
12- month CMT (3)					8,442,458
Prime					2,980,955
Fed Funds					502,961
Other U.S. Treasury tenors					125,663
Other					102,653
Total variable rate					$35,710,782
(1)Excludes cash flow hedges with future effective starting dates and those that have matured as of September 30, 2026. The $6.65 billion of cash flow hedging derivatives includes receive fixed swaps, collars and floors of which $5.70 billion were impacting the cash flows of loans indexed to one-month SOFR as of September 30, 2026.
(2)SOFR - Secured Overnight Financing Rate.
(3)CMT - Constant Maturity Treasury Rate.

CREDIT QUALITY

Commercial and Commercial Real Estate Loan Portfolios

Our commercial and commercial real estate loan portfolios are comprised primarily of lines of credit for working capital purposes and commercial real estate loans. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of September 30, 2026 and 2025:

	As of September 30, 2026			As of September 30, 2025
			Allowance			Allowance
		% of	For Credit		% of	For Credit
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial	$18,341,765	55.1%	$240,134	$16,544,342	54.8%	$189,476
Commercial Real Estate:
Construction and development	$2,678,889	8.0%	$66,450	$2,658,153	8.8%	$78,765
Non-construction	12,281,722	36.9	142,623	10,961,054	36.4	151,712
Total commercial real estate	$14,960,611	44.9%	$209,073	$13,619,207	45.2%	$230,477
Total commercial and commercial real estate	$33,302,376	100.0%	$449,207	$30,163,549	100.0%	$419,953

Commercial real estate - primary collateral location by state:
Illinois	$7,503,051	50.2%		$7,096,808	52.1%
Michigan	961,459	6.4		875,395	6.4
Wisconsin	880,486	5.9		893,812	6.6
Total primary markets	$9,344,996	62.5%		$8,866,015	65.1%
Florida	$613,296	4.1%		$486,728	3.6%
Indiana	537,034	3.6		464,808	3.4
Texas	391,489	2.6		319,292	2.3
Colorado	390,235	2.6		288,412	2.1
Georgia	318,771	2.1		333,260	2.5
Ohio	291,107	2.0		231,578	1.7
California	268,622	1.8		291,088	2.1
Arizona	261,496	1.8		255,994	1.9
North Carolina	259,115	1.7		227,462	1.7
South Carolina	228,574	1.5		154,142	1.1
Other	2,055,876	13.7		1,700,428	12.5
Total commercial real estate	$14,960,611	100.0%		$13,619,207	100.0%

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Such loans may vary in size based on customer need. As a result of growth and impacts related to uncertainty regarding future economic performance, the Company’s commercial loan portfolio allowance for credit losses increased to $240.1 million as of September 30, 2026 compared to $189.5 million as of September 30, 2025.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area, southern Wisconsin and west Michigan, 62.5% of our commercial real estate loan portfolio is located in this region as of September 30, 2026. We have been able to effectively manage our total non-performing commercial real estate loans, aided by our credit management process. As of September 30, 2026, our allowance for credit losses related to this portfolio was $209.1 million compared to $230.5 million as of September 30, 2025. The decrease in the allowance for credit losses is primarily a result of an improved forecast related to CREPI, partially offset by growth in the portfolio. The table below sets forth the commercial real estate loans by property type and owner vs. non-owner occupied.

(In thousands)	September 30, 2026					September 30, 2025
Commercial Real Estate:	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan	Owner Occupied	Non-Owner Occupied	Total	% of Total	Average Size of Loan
Residential construction	$720	$50,734	$51,454	1%	$459	$3,201	$57,722	$60,923	1%	$655
Commercial construction	221,589	2,078,760	2,300,349	15	5,310	198,522	2,075,023	2,273,545	17	5,766
Land	5,248	321,838	327,086	2	1,869	6,312	317,373	323,685	2	1,850
Office	279,967	1,379,563	1,659,530	11	1,580	277,351	1,300,857	1,578,208	12	1,468
Industrial	1,060,191	2,530,371	3,590,562	24	2,376	955,660	1,956,887	2,912,547	21	1,938
Retail	361,023	1,149,510	1,510,533	10	1,338	349,754	1,129,107	1,478,861	11	1,275
Multi-family	99,821	3,416,229	3,516,050	24	1,553	94,211	3,212,386	3,306,597	24	1,447
Mixed use and other	608,791	1,396,256	2,005,047	13	1,464	595,637	1,089,204	1,684,841	12	1,219
Total commercial real estate	$2,637,350	$12,323,261	$14,960,611	100%	$1,859	$2,480,648	$11,138,559	$13,619,207	100%	$1,688

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

Non-performing Assets (1)

The following table sets forth the Company's non-performing assets performing under the contractual terms of the loan agreement as of the dates shown.

(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2025
Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$—
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	—	—	—
Premium finance receivables—property and casualty	17,093	16,003	13,006
Premium finance receivables—life insurance	10,380	—	—
Consumer and other	13	145	60
Total loans past due greater than 90 days and still accruing	27,486	16,148	13,066
Non-accrual loans:
Commercial	85,670	90,642	66,577
Commercial real estate	13,013	17,220	28,202
Home equity	1,149	1,177	1,295
Residential real estate	26,218	25,910	28,942
Premium finance receivables—property and casualty	23,341	28,061	24,512
Premium finance receivables—life insurance	—	—	—
Consumer and other	27	113	38
Total non-accrual loans	149,418	163,123	149,566
Total non-performing loans:
Commercial	85,670	90,642	66,577
Commercial real estate	13,013	17,220	28,202
Home equity	1,149	1,177	1,295
Residential real estate	26,218	25,910	28,942
Premium finance receivables—property and casualty	40,434	44,064	37,518
Premium finance receivables—life insurance	10,380	—	—
Consumer and other	40	258	98
Total non-performing loans	$176,904	$179,271	$162,632
Other real estate owned	16,404	15,940	24,832
Total non-performing assets	$193,308	$195,211	$187,464
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.47%	0.50%	0.40%
Commercial real estate	0.09	0.12	0.21
Home equity	0.23	0.24	0.27
Residential real estate	0.56	0.57	0.70
Premium finance receivables—property and casualty	0.47	0.51	0.45
Premium finance receivables—life insurance	0.11	—	—
Consumer and other	0.03	0.18	0.07
Total non-performing loans	0.31%	0.32%	0.31%
Total non-performing assets, as a percentage of total assets	0.25%	0.26%	0.27%
Total non-accrual loans as a percentage of total loans	0.26%	0.29%	0.29%
Allowance for credit losses as a percentage of non-accrual loans	325.15%	294.85%	303.67%
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

Loan Portfolio Aging

As of September 30, 2026, excluding early buy-out loans guaranteed by U.S. government agencies, $65.9 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $152.7 million, or 0.3% of all loans, were 30 to 59 days (or one payment) past due. As of June 30, 2026, excluding early buy-out loans guaranteed by U.S. government agencies, $55.0 million, or 0.1% of all loans, were 60 to 89 days (or two payments) past due and $135.3 million, or 0.2% of all loans, were 30 to 59 days

(or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2026 that were current with regard to the contractual terms of the loan agreement represent 99.3% of the total home equity portfolio. Residential real estate loans, excluding early buy-out loans guaranteed by U.S. government agencies, at September 30, 2026 that were current with regards to the contractual terms of the loan agreements comprise 99.3% of total residential real estate loans outstanding. For more information regarding delinquent loans as of September 30, 2026, see Note (6) “Allowance for Credit Losses” in Item 1 of this report.

Non-performing Loans Rollforward, excluding early buy-out loans guaranteed by U.S. government agencies

The table below presents a summary of non-performing loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2026	2025	2026	2025
Balance at beginning of period	$179,271	$188,838	$185,808	$170,823
Additions from becoming non-performing in the respective period	29,694	34,805	85,733	111,177
Return to performing status	(11,423)	(3,399)	(16,757)	(11,502)
Payments received	(7,568)	(28,052)	(40,851)	(49,619)
Transfer to OREO or other assets	(1,582)	(348)	(2,450)	(2,595)
Charge-offs	(18,106)	(21,526)	(36,896)	(41,860)
Net change for premium finance receivables	6,618	(7,686)	2,317	(13,792)
Balance at end of period	$176,904	$162,632	$176,904	$162,632

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

Management determined that the allowance for credit losses was appropriate at September 30, 2026, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors, when considered applicable. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations and overall levels of net charge-off. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses, specifically related to loans and unfunded lending-related commitments, during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Allowance for credit losses at beginning of period	$480,969	$457,063	$460,205	$436,603
Provision for credit losses	25,886	21,771	78,654	68,027
Other adjustments	(18)	(88)	(158)	96
Charge-offs:
Commercial	19,075	21,597	38,340	37,467
Commercial real estate	414	144	8,381	6,309
Home equity	—	27	—	138
Residential real estate	107	26	620	26
Premium finance receivables - property & casualty	7,361	6,860	20,195	20,320
Premium finance receivables - life insurance	—	18	—	30
Consumer and other	217	174	569	500
Total charge-offs	27,174	28,846	68,105	64,790
Recoveries:
Commercial	1,577	1,449	4,706	4,124
Commercial real estate	2,103	241	2,114	263
Home equity	12	104	331	350
Residential real estate	24	1	26	139
Premium finance receivables - property & casualty	2,435	2,459	7,948	9,281
Premium finance receivables - life insurance	—	—	—	—
Consumer and other	26	37	119	98
Total recoveries	6,177	4,291	15,244	14,255
Net charge-offs	(20,997)	(24,555)	(52,861)	(50,535)
Allowance for credit losses at period end	$485,840	$454,191	$485,840	$454,191
Annualized net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.39%	0.49%	0.26%	0.28%
Commercial real estate	(0.05)	(0.00)	0.06	0.06
Home equity	(0.01)	(0.06)	(0.09)	(0.06)
Residential real estate	0.01	0.00	0.02	(0.00)
Premium finance receivables - property & casualty	0.22	0.20	0.20	0.19
Premium finance receivables - life insurance	—	0.00	—	0.00
Consumer and other	0.41	0.40	0.39	0.43
Total loans, net of unearned income	0.15%	0.19%	0.13%	0.14%
Loans at period-end	$56,804,571	$52,063,482
Allowance for loan losses as a percentage of loans at period end	0.71%	0.74%
Allowance for loan and unfunded loan-related commitment losses as a percentage of loans at period end	0.86	0.87
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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at beginning of period	$15,940	$23,615	$20,839	$23,116
Disposal/resolved	(127)	—	(6,386)	—
Transfers in at fair value, less costs to sell	591	1,217	1,951	2,532
Fair value adjustments	—	—	—	(816)
Balance at end of period	$16,404	$24,832	$16,404	$24,832

	Period End
(In thousands)	September 30, 2026	June 30, 2026	September 30, 2025
Residential real estate	$—	$—	$—
Commercial real estate	16,404	15,940	24,832
Total	$16,404	$15,940	$24,832

Deposits

Total deposits at September 30, 2026 were $62.4 billion, an increase of $5.7 billion, or 10%, compared to total deposits at September 30, 2025. See Note (9) “Deposits” to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2026:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2026 (Dollars in thousands)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit
1-3 months	$3,527,388	3.47%
4-6 months	2,538,063	3.35
7-9 months	1,526,406	3.33
10-12 months	2,547,872	3.81
13-18 months	956,359	3.59
19-24 months	79,951	2.90
24+ months	69,008	2.51
Total	$11,245,047	3.50%

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2026		June 30, 2026		September 30, 2025
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest-bearing	$11,417,869	19%	$11,273,344	19%	$10,791,709	19%
NOW and interest-bearing demand deposits	7,283,497	12	6,453,420	11	6,687,292	12
Wealth management deposits	1,566,292	3	1,485,347	3	1,604,142	3
Money market	22,860,299	37	22,000,942	37	19,431,021	35
Savings	6,570,130	11	6,707,916	11	6,723,325	12
Time certificates of deposit	11,256,456	18	10,938,312	19	10,319,719	19
Total average deposits	$60,954,543	100%	$58,859,281	100%	$55,557,208	100%

Total average deposits for the third quarter of 2026 were $61.0 billion, an increase of $5.4 billion, or 10%, from the third quarter of 2025. Total deposits increased in the third quarter of 2026 as compared to the third quarter of 2025 primarily as a result of the Company’s increased marketing efforts to retain and attract deposits to support continued loan growth.

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

	September 30,		December 31,
(Dollars in thousands)	2026	2025	2025	2024	2023
Total deposits	$62,435,216	$56,711,381	$57,717,191	$52,512,349	$45,397,170
Brokered deposits (1)	4,589,882	3,914,074	4,123,822	3,598,102	4,216,718
Brokered deposits as a percentage of total deposits (1)	7.4%	6.9%	7.1%	6.9%	9.3%
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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(In thousands)	2026	2026	2025
FHLB advances	$3,450,683	$3,450,773	$3,151,310
Other borrowings:
Notes payable	—	—	128,425
Short-term borrowings	24	24	24
Secured borrowings	393,007	358,487	430,265
Other	—	—	56,178
Total other borrowings	$393,031	$358,511	$614,892
Subordinated notes	298,844	298,757	298,481
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$4,396,124	$4,361,607	$4,318,249
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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established for a bank holding company:

	September 30, 2026	June 30, 2026	September 30, 2025
Tier 1 Leverage Ratio	9.8%	9.8%	9.5%
Risk-based capital ratios:
Tier 1 Capital Ratio	11.2	11.1	10.9
Common Equity Tier 1 Capital Ratio	10.5	10.4	10.2
Total Capital Ratio	12.5	12.4	12.4
Other ratio:
Total average equity-to-total average assets (1)	10.2	10.4	10.2
(1)Based on quarterly average balances.

	Minimum Capital Requirements	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized (2)
Tier 1 Leverage Ratio	4.0%	N/A	N/A
Risk-based capital ratios:
Tier 1 Capital Ratio	6.0	8.5	6.0
Common Equity Tier 1 Capital Ratio	4.5	7.0	N/A
Total Capital Ratio	8.0	10.5	10.0
(1)Reflects the Capital Conservation Buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 Capital Ratio and Tier 1 Leverage Ratio requirements to this standard. As a result, the Common Equity Tier 1 Capital Ratio and Tier 1 Leverage Ratio are denoted as “N/A” in this column. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as the standard applicable to our subsidiary banks, we believe the Company’s capital ratios as of September 30, 2026 would exceed such revised well-capitalized standard.

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

The Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company’s financial condition, the terms of the Company’s Preferred Stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s credit facilities. In January, April and July of 2026, the Company declared a quarterly cash dividend of $0.55 per common share. In January, April, July and October of 2025, the Company declared a quarterly cash dividend of $0.50 per common share.

At the October 2026 meeting of the Board of Directors, a quarterly cash dividend of $0.55 per common share ($2.20 on an annualized basis) was declared. It is payable on November 19, 2026 to shareholders of record as of November 5, 2026.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points as compared to projected net interest income in a scenario with no assumed rate changes. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2026, June 30, 2026 and September 30, 2025 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
September 30, 2026	(2.9)%	(1.6)%	0.3%	0.1%
June 30, 2026	(2.4)	(1.1)	(0.1)	(0.1)%
September 30, 2025	(2.3)	(0.8)	0.0	(0.4)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
September 30, 2026	(2.2)%	(1.3)%	0.5%	1.2%
June 30, 2026	(0.2)	(0.1)	(0.2)	(0.4)%
September 30, 2025	(0.2)	(0.1)	0.1	(0.1)%

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

Periodically, the Company enters into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To further mitigate this risk, the Company may acquire fixed-rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2026 and September 30, 2025. See Note (13) “Derivative Financial Instruments” of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s fees from covered call options for the nine months ended September 30, 2026 and September 30, 2025.

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

Wintrust Mortgage Fair Lending Matter

On May 25, 2022, a Wintrust Mortgage customer filed a putative class action and asserted individual claims against Wintrust Mortgage and Wintrust Financial Corporation in the District Court for the Northern District of Illinois. Plaintiff alleged that Wintrust Mortgage discriminated against black/African American borrowers and brings class claims under the Equal Credit Opportunity Act, Sections 1981 and 1982 under Chapter 42 of the United States Code; and the Fair Housing Act of 1968. Plaintiff also asserted individual claims under theories of promissory estoppel, fraudulent inducement, and breach of contract. On September 23, 2022, Wintrust filed a motion to dismiss the entire suit and the court granted that motion to dismiss on September 27, 2023 and gave Plaintiff until October 20, 2023 to file an amended complaint. Plaintiff timely filed an amended complaint. Wintrust moved to dismiss the amended complaint on November 21, 2023 and on February 5, 2026, the court granted Wintrust’s motion with prejudice. Plaintiff filed an appeal of the second dismissal with the United States Court of Appeals for the Seventh Circuit. Briefing of the appeal was completed on August 21, 2026. Oral argument has not yet been scheduled.

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

Item 2: Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended, during the nine months ended September 30, 2026.

Item 5: Other Information

Securities Trading Plans of Directors and Officers

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act).

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
(1)Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date:	November 4, 2026	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

Date:	November 4, 2026	/s/ JEFFREY D. HAHNFELD
Jeffrey D. Hahnfeld
Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and duly authorized officer)